Form 10-Q
period 2016-09-30
BlackRock Inc.
filed 2016-11-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 162,069,345 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	September 30,	December 31,
(in millions, except shares and per share data)	2016	2015
Assets
Cash and cash equivalents	$5,454	$6,083
Accounts receivable	2,601	2,237
Investments	1,731	1,578
Assets of consolidated variable interest entities:
Cash and cash equivalents	161	148
Investments	1,411	1,030
Other assets	183	67
Separate account assets	153,330	150,851
Separate account collateral held under securities lending agreements	29,839	31,336
Property and equipment (net of accumulated depreciation of $631 and $570 at September 30, 2016 and December 31, 2015, respectively)	564	581
Intangible assets (net of accumulated amortization of $820 and $745 at September 30, 2016 and December 31, 2015, respectively)	17,387	17,372
Goodwill	13,124	13,123
Other assets	954	855
Total assets	$226,739	$225,261
Liabilities
Accrued compensation and benefits	$1,481	$1,971
Accounts payable and accrued liabilities	1,354	1,068
Liabilities of consolidated variable interest entities	272	177
Borrowings	4,961	4,930
Separate account liabilities	153,330	150,851
Separate account collateral liabilities under securities lending agreements	29,839	31,336
Deferred income tax liabilities	4,832	4,851
Other liabilities	1,109	1,033
Total liabilities	197,178	196,217
Commitments and contingencies (Note 11)
Temporary equity
Redeemable noncontrolling interests	600	464
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2
Shares authorized: 500,000,000 at September 30, 2016 and December 31, 2015;
Shares issued: 171,252,185 at September 30, 2016 and December 31, 2015;
Shares outstanding: 162,271,222 and 163,461,064 at September 30, 2016 and December 31, 2015, respectively
Preferred stock (Note 15)	—	—
Additional paid-in capital	19,236	19,405
Retained earnings	13,183	12,033
Accumulated other comprehensive loss	(598)	(448)
Treasury stock, common, at cost (8,980,963 and 7,791,121 shares held at September 30, 2016 and December 31, 2015, respectively)	(2,919)	(2,489)
Total BlackRock, Inc. stockholders’ equity	28,904	28,503
Nonredeemable noncontrolling interests	57	77
Total permanent equity	28,961	28,580
Total liabilities, temporary equity and permanent equity	$226,739	$225,261

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except shares and per share data)	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,768	$1,719	$5,098	$5,166
Other third parties	778	737	2,296	2,214
Total investment advisory, administration fees and securities lending revenue	2,546	2,456	7,394	7,380
Investment advisory performance fees	58	208	166	452
BlackRock Solutions and advisory	174	167	517	475
Distribution fees	10	14	32	44
Other revenue	49	65	156	187
Total revenue	2,837	2,910	8,265	8,538
Expense
Employee compensation and benefits	969	1,023	2,893	3,016
Distribution and servicing costs	114	102	320	306
Amortization of deferred sales commissions	8	12	27	37
Direct fund expense	200	198	583	578
General and administration	312	319	946	970
Restructuring charge	—	—	76	—
Amortization of intangible assets	25	34	75	104
Total expense	1,628	1,688	4,920	5,011
Operating income	1,209	1,222	3,345	3,527
Nonoperating income (expense)
Net gain (loss) on investments	31	(10)	49	59
Interest and dividend income	22	12	33	21
Interest expense	(52)	(50)	(154)	(153)
Total nonoperating income (expense)	1	(48)	(72)	(73)
Income before income taxes	1,210	1,174	3,273	3,454
Income tax expense	333	342	954	971
Net income	877	832	2,319	2,483
Less:
Net income (loss) attributable to noncontrolling interests	2	(11)	(2)	(1)
Net income attributable to BlackRock, Inc.	$875	$843	$2,321	$2,484
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$5.33	$5.08	$14.09	$14.91
Diluted	$5.26	$5.00	$13.92	$14.68
Cash dividends declared and paid per share	$2.29	$2.18	$6.87	$6.54
Weighted-average common shares outstanding:
Basic	164,129,214	166,045,291	164,756,355	166,579,805
Diluted	166,256,598	168,665,303	166,760,912	169,157,188

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2016	2015	2016	2015
Net income	$877	$832	$2,319	$2,483
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses)(1)	—	(2)	—	(3)
Less: reclassification adjustment included in net income(1)	—	—	(1)	—
Net change from available-for-sale investments	—	(2)	1	(3)
Benefit plans	—	—	—	(1)
Foreign currency translation adjustments(2)	(38)	(67)	(151)	(131)
Other comprehensive income (loss)	(38)	(69)	(150)	(135)
Comprehensive income	839	763	2,169	2,348
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	(11)	(2)	(1)
Comprehensive income attributable to BlackRock, Inc.	$837	$774	$2,171	$2,349

(1)	The tax benefit (expense) was not material for the three and nine months ended September 30, 2015 and the nine months ended September 30, 2016.
(2)

Amounts for the three months ended September 30, 2016 and 2015 include losses from a net investment hedge of $5 million (net of a tax benefit of $4 million) and $2 million, respectively. Amounts for the nine months ended September 30, 2016 and 2015 include losses from a net investment hedge of $16 million (net of a tax benefit of $10 million) and gains of $5 million (net of tax of $4 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2015	$19,407	$12,033	$(448)	$(2,489)	$28,503	$77	$28,580	$464
Net income	—	2,321	—	—	2,321	(2)	2,319	—
Dividends paid	—	(1,171)	—	—	(1,171)	—	(1,171)	—
Stock-based compensation	408	—	—	—	408	—	408	—
PNC preferred stock capital contribution	172	—	—	—	172	—	172	—
Retirement of preferred stock	(172)	—	—	—	(172)	—	(172)	—
Issuance of common shares related to employee stock transactions	(654)	—	—	688	34	—	34	—
Employee tax withholdings related to employee stock transactions	—	—	—	(268)	(268)	—	(268)	—
Shares repurchased	—	—	—	(850)	(850)	—	(850)	—
Net tax benefit (shortfall) from stock-based compensation	77	—	—	—	77	—	77	—
Subscriptions (redemptions/ distributions) — noncontrolling interest holders	—	—	—	—	—	(18)	(18)	1,017
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(881)
Other comprehensive income (loss)	—	—	(150)	—	(150)	—	(150)	—
September 30, 2016	$19,238	$13,183	$(598)	$(2,919)	$28,904	$57	$28,961	$600

(1)	Amounts include $2 million of common stock at both September 30, 2016 and December 31, 2015.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2014	$19,388	$10,164	$(19)	$(273)	$(1,894)	$27,366	$119	$27,485	$35
Net income	—	2,484	—	—	—	2,484	3	2,487	(4)
Net consolidation (deconsolidation) of VIEs due to adoption of new accounting pronouncement	—	—	19	—	—	19	(8)	11	194
Dividends paid	—	(1,115)	—	—	—	(1,115)	—	(1,115)	—
Stock-based compensation	397	—	—	—	—	397	—	397	—
Issuance of common shares related to employee stock transactions	(542)	—	—	—	629	87	—	87	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	(228)	(228)	—	(228)	—
Shares repurchased	—	—	—	—	(825)	(825)	—	(825)	—
Net tax benefit (shortfall) from stock-based compensation	86	—	—	—	—	86	—	86	—
Subscriptions (redemptions/ distributions)- noncontrolling interest holders	—	—	—	—	—	—	(21)	(21)	298
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	(6)	(6)	(265)
Other comprehensive income (loss)	—	—	—	(135)	—	(135)	—	(135)	—
September 30, 2015	$19,329	$11,533	$—	$(408)	$(2,318)	$28,136	$87	$28,223	$258

(1)	Amounts include $2 million of common stock at both September 30, 2015 and December 31, 2014.

See accompanying notes to condensed consolidated financial statements.

are BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(in millions)	September 30,
	2016	2015
Cash flows from operating activities
Net income	$2,319	$2,483
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	171	196
Amortization of deferred sales commissions	27	37
Stock-based compensation	408	397
Deferred income tax expense (benefit)	(6)	(73)
Other gains	—	(40)
Net (gains) losses on nontrading investments	—	10
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(127)	(26)
Net (gains) losses within consolidated VIEs	(34)	(2)
Net (purchases) proceeds within consolidated VIEs	(855)	(169)
(Earnings) losses from equity method investees	(71)	(59)
Distributions of earnings from equity method investees	16	32
Changes in operating assets and liabilities:
Accounts receivable	(336)	(461)
Investments, trading	(278)	(402)
Other assets	(114)	(264)
Accrued compensation and benefits	(484)	(313)
Accounts payable and accrued liabilities	309	287
Other liabilities	17	214
Cash flows from operating activities	962	1,847
Cash flows from investing activities
Purchases of investments	(292)	(329)
Proceeds from sales and maturities of investments	215	461
Distributions of capital from equity method investees	26	56
Net consolidations (deconsolidations) of sponsored investment funds	(74)	(82)
Acquisitions	(30)	(88)
Purchases of property and equipment	(88)	(160)
Cash flows from investing activities	(243)	(142)
Cash flows from financing activities
Proceeds from long-term borrowings	—	787
Repayments of long-term borrowings	—	(750)
Cash dividends paid	(1,171)	(1,115)
Proceeds from stock options exercised	26	79
Repurchases of common stock	(1,118)	(1,053)
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	999	277
Excess tax benefit from stock-based compensation	81	86
Other financing activities	3	(11)
Cash flows from financing activities	(1,180)	(1,700)
Effect of exchange rate changes on cash and cash equivalents	(168)	(55)
Net increase (decrease) in cash and cash equivalents	(629)	(50)
Cash and cash equivalents, beginning of period	6,083	5,723
Cash and cash equivalents, end of period	$5,454	$5,673
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$144	$139
Income taxes (net of refunds)	$910	$1,013
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$654	$542
PNC preferred stock capital contribution	$172	$—
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(881)	$(85)
Increase (decrease) in borrowings due to consolidation/deconsolidation of VIEs	$—	$(3,389)

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

At September 30, 2016, The PNC Financial Services Group, Inc. (“PNC”) held 21.3% of the Company’s voting common stock and 22.0% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

The interim financial information at September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain items previously reported have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements Adopted in the Nine Months Ended September 30, 2016

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

•	Level 3 assets may include direct private equity investments held within consolidated funds and investments in CLOs.
•	Level 3 liabilities include contingent liabilities related to acquisitions valued primarily based upon discounted cash flow analysis using unobservable market data.

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

A significant number of inputs used to value equity, debt securities and investments in CLOs is sourced from third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets or as Level 2 for other similar securities if the vendor uses observable inputs in determining the price. Annually, BlackRock’s internal valuation committee or other designated groups review both the valuation methodologies, including the general assumptions and methods used to value various asset classes, and operational processes with these vendors. On a quarterly basis, meetings are held with key vendors to identify any significant changes to the vendors’ processes.

In addition, quotes obtained from brokers generally are nonbinding and categorized as Level 3 inputs. However, if the Company is able to determine that market participants have transacted for the asset in an orderly manner near the quoted price or if the Company can determine that the inputs used by the broker are observable, the quote is classified as a Level 2 input.

Investments Measured at Net Asset Values.    As a practical expedient, the Company uses NAV as the fair value for certain investments. The inputs to value these investments may include BlackRock capital accounts for its partnership interests in various alternative investments, including hedge funds, real assets and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships generally are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information from third-party sources, including independent appraisals. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that could be used as an input to value these investments.

Derivative Instruments and Hedging Activities.    The Company does not use derivative financial instruments for trading or speculative purposes. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities, and market exposures for certain seed investments.  However, certain consolidated sponsored investment funds may also invest in derivatives as a part of their investment strategy.

Changes in the fair value of the Company’s derivative financial instruments are recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign currency-denominated assets or liabilities or hedged investments, on the condensed consolidated statements of income.

The Company may also use financial instruments designated as net investment hedges for accounting purposes to hedge net investments in international subsidiaries whose functional currency is different from U.S. dollars. The gain or loss from revaluing accounting hedges of net investments in foreign operations at the spot rate is deferred and reported within accumulated other comprehensive income on the condensed consolidated statements of financial condition. The Company reassesses the effectiveness of its net investment hedge on a quarterly basis.

Money Market Fee Waivers.    The Company is currently voluntarily waiving a portion of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income (the “Yield Support waivers”). During the three and nine months ended September 30, 2016, these waivers resulted in a reduction of management fees of approximately $17 million and $42 million, respectively.  During the three and nine months ended September 30, 2015, these waivers resulted in a reduction of management fees of approximately $32 million and $112 million, respectively.  Approximately 45% of year-to-date Yield Support waivers for both nine months ended September 30, 2016, and 2015 were offset by a reduction of BlackRock’s distribution and servicing costs paid to a financial intermediary.  BlackRock has provided Yield Support waivers in prior periods and may increase or decrease the level of fee waivers in future periods.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.  During the nine months ended September 30, 2016 and 2015, the Company had not resold or repledged any of the collateral received under these arrangements. At September 30, 2016 and December 31, 2015, the fair value of loaned securities held by separate accounts was approximately $27.5 billion and $28.8 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $29.8 billion and $31.3 billion, respectively.

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

Accounting for Share-Based Payments. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for the Company on January 1, 2017.  The Company does not expect the adoption of the forfeiture provision of ASU 2016-09 to be material to the condensed consolidated financial statements.   The Company is currently evaluating the impact of adopting the other provisions of ASU 2016-09.

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

Cash Flow Classification.  In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the statement of cash flows. The Company is currently evaluating the impact of adopting ASU 2016-15, which is effective for the Company on January 1, 2018 with early adoption permitted. The Company must apply the guidance retrospectively to all periods presented.

Income Taxes.  In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The Company is currently evaluating the impact of adopting ASU 2016-16, which is effective for the Company on January 1, 2018 with early adoption permitted on January 1, 2017.

Interests Held through Related Parties That Are under Common Control.  In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”), which alters how a decision maker needs to consider indirect interests in a variable interest entity (“VIE”) held through an entity under common control.  The Company is currently evaluating the impact of adopting ASU 2016-17, which is effective for the Company on January 1, 2017 with early adoption permitted.

3.  Investments

A summary of the carrying value of total investments is as follows:

(in millions)	September 30, 2016	December 31, 2015
Available-for-sale investments	$85	$44
Held-to-maturity investments	192	108
Trading investments:
Consolidated sponsored investment funds	575	700
Other equity and debt securities	32	20
Deferred compensation plan mutual funds	59	65
Total trading investments	666	785
Other investments:
Equity method investments	663	513
Deferred compensation plan equity method investments	8	14
Cost method investments(1)	91	95
Carried interest	26	19
Total other investments	788	641
Total investments	$1,731	$1,578

(1)	Amounts primarily include Federal Reserve Bank (“FRB”) Stock.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(in millions)
		Gross Unrealized		Carrying
	Cost	Gains	Losses	Value
September 30, 2016	$85	$1	$(1)	$85

December 31, 2015	$45	$2	$(3)	$44

At September 30, 2016 and December 31, 2015, available-for-sale investments included certain investments in CLOs and seed investments in BlackRock sponsored mutual funds.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $192 million and $108 million at September 30, 2016 and December 31, 2015, respectively. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes and certain investments in CLOs. The amortized cost (carrying value) of these investments approximated fair value. At September 30, 2016, $161 million of these investments mature in less than one year, $11 million mature between five to ten years and $20 million mature after ten years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	September 30,		December 31,
(in millions)	2016		2015
	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$41	$59	$48	$65
Equity securities/multi-asset mutual funds	238	248	294	279
Debt securities/fixed income mutual funds:
Corporate debt	188	194	194	190
Government debt	70	81	202	202
Asset/mortgage backed debt	84	84	49	49
Total trading investments	$621	$666	$787	$785

At September 30, 2016, trading investments included $351 million of debt securities and $224 million of equity securities held by consolidated sponsored investment funds accounted for as voting rights entities (“VREs”), $59 million of certain deferred compensation plan mutual fund investments and $32 million of other equity and debt securities.

At December 31, 2015, trading investments included $437 million of debt securities and $263 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $65 million of certain deferred compensation plan mutual fund investments and $20 million of other equity and debt securities.

Other Investments

A summary of the carrying value of other investments is as follows:

	September 30,	December 31,
(in millions)	2016	2015
Other investments:
Equity method investments	$663	$513
Deferred compensation plan equity method investments	8	14
Cost method investments:
Federal Reserve Bank stock	89	93
Other	2	2
Total cost method investments	91	95
Carried interest(1)	26	19
Total other investments	$788	$641

(1)	Carried interest of consolidated VREs.

Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.

In addition, the Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At September 30, 2016 and December 31, 2015 the Company’s investment in PennyMac was excluded from the amounts in the table above and included in other assets on the condensed consolidated statements of financial condition. The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $270 million and $265 million, respectively, at September 30, 2016 and approximately $222 million and $239 million, respectively, at December 31, 2015. The fair value of the Company’s interest reflected the PennyMac stock price at September 30, 2016 and December 31, 2015, respectively (a Level 1 input).  The Company performed an other-than-temporary impairment analysis as of September 30, 2016 and determined the decline in fair value below the carrying value to be temporary.

Cost method investments include nonmarketable securities, primarily FRB stock, which is held for regulatory purposes and is restricted from sale. At September 30, 2016 and December 31, 2015, there were no indicators of impairment on these investments.

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

	September 30,	December 31,
(in millions)	2016	2015
Cash and cash equivalents	$60	$100
Trading investments	575	700
Other assets	14	18
Other liabilities	(72)	(77)
Noncontrolling interests	(64)	(125)
BlackRock’s net interests in consolidated VREs	$513	$616

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

Consolidated VIEs.    The Company’s consolidated VIEs as of September 30, 2016 and December 31, 2015 include certain sponsored investment funds in which BlackRock has an investment and as the investment manager is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment funds. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

Consolidated VIE assets and liabilities are presented after intercompany eliminations at September 30, 2016 and December 31, 2015 in the following table:

(in millions)	September 30, 2016	December 31, 2015
Assets of consolidated VIEs:
Cash and cash equivalents	$161	$148
Investments	1,411	1,030
Other assets	183	67
Total investments and other assets	1,594	1,097
Liabilities of consolidated VIEs	(272)	(177)
Noncontrolling interests of consolidated VIEs	(593)	(416)
BlackRock's net interests in consolidated VIEs	$890	$652

The Company recorded a $19 million and a $34 million nonoperating net gain, respectively, during the three and nine months ended September 30, 2016 related to consolidated VIEs. The net income attributable to noncontrolling interest was $1 million and the net loss attributable to noncontrolling interest was $2 million for the three and nine months ended September 30, 2016, respectively, related to consolidated VIEs.

The Company recorded a $14 million nonoperating net loss and a $2 million nonoperating net gain, respectively, during the three and nine months ended September 30, 2015 related to consolidated VIEs. The net loss attributable to noncontrolling interests related to consolidated VIEs during the three and nine months ended September 30, 2015 was $9 million and $2 million, respectively.

Nonconsolidated VIEs.    At September 30, 2016 and December 31, 2015, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)		Advisory Fee	Other Net Assets	Maximum
At September 30, 2016	Investments	Receivables	(Liabilities)	Risk of Loss(1)
Sponsored investment products	$121	$7	$(7)	$145
At December 31, 2015
Sponsored investment products	$64	$3	$(7)	$84

(1)	At both September 30, 2016 and December 31, 2015, BlackRock’s maximum risk of loss associated with these VIEs primarily related to collecting advisory fee receivables and BlackRock’s investments.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $3 billion at both September 30, 2016 and December 31, 2015.

6.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

September 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at	Other Assets Not Held at	September 30,
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV(1)	Fair Value(2)	2016
Assets:
Investments
Available-for-sale:	$13	$48	$24	$—	$—	$85
Held-to-maturity securities	—	—	—	—	192	192
Trading:
Deferred compensation plan mutual funds	59	—	—	—	—	59
Equity securities/Multi-asset mutual funds	248	—	—	—	—	248
Debt securities / fixed income mutual funds	2	352	5	—	—	359
Total trading	309	352	5	—	—	666
Other investments:
Equity method:
Equity and fixed income mutual funds	264	—	—	6	—	270
Other	—	—	—	385	8	393
Total equity method	264	—	—	391	8	663
Deferred compensation plan equity method investments	—	—	—	8	—	8
Cost method investments	—	—	—	—	91	91
Carried interest	—	—	—	—	26	26
Total investments	586	400	29	399	317	1,731
Separate account assets	110,510	41,917	—	—	903	153,330
Separate account collateral held under securities lending agreements:
Equity securities	23,181	—	—	—	—	23,181
Debt securities	—	6,658	—	—	—	6,658
Total separate account collateral held under securities lending agreements	23,181	6,658	—	—	—	29,839
Investments of consolidated VIEs:
Private / public equity(3)	7	2	194	109	—	312
Equity securities	472	—	—	—	—	472
Debt securities	—	476	—	—	—	476
Other	—	—	—	69	—	69
Carried interest	—	—	—	—	82	82
Total investments of consolidated VIEs	479	478	194	178	82	1,411
Total	$134,756	$49,453	$223	$577	$1,302	$186,311
Liabilities:
Separate account collateral liabilities under securities lending agreements	$110,510	$41,917	$—	$—	$903	$153,330
Other liabilities(4)	—	7	118	—	—	125
Total	$110,510	$41,924	$118	$—	$903	$153,455

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.
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

Level 3 Assets.    Level 3 investments of consolidated VIEs of $194 million and $196 million at September 30, 2016 and December 31, 2015, respectively, related to direct investments in private equity companies held by consolidated private equity funds. Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For investments utilizing the market-comparable valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2016

(in millions)	June 30, 2016	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements	Transfers into Level 3	Transfers out of Level 3	September 30, 2016	Total Net Unrealized Gains (Losses) Included in Earnings(1)
Assets:
Investments:
Available-for-sale securities(2)	$—	$—	$24	$—	$—	$—	$—	$24
Trading	3	—	2	—	—	—	—	5
Total investments	3	—	26	—	—	—	—	29
Assets of consolidated VIEs - Private equity	189	11	—	(6)	—	—	—	194	$11
Total Level 3 assets	$192	$11	$26	$(6)	$—	$—	$—	$223
Liabilities:
Other liabilities(3)	$121	$(2)	$—	$—	$(5)	$—	$—	$118	$(2)

(1)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(2)	Amounts include investments in CLOs.
(3)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2016

(in millions)	December 31, 2015	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2016	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Available-for-sale securities(3)	$23	$—	$47	$—	$—	$—	$(46)	$24
Trading	2	—	6	—	—	—	(3)	5
Total investments	25	—	53	—	—	—	(49)	29
Assets of consolidated VIEs - Private equity	196	13	—	(15)	—	—	—	194	$13
Total Level 3 assets	$221	$13	$53	$(15)	$—	$—	$(49)	$223
Liabilities:
Other liabilities(4)	$48	$—	$—	$—	$70	$—	$—	$118	$—

(1)	Issuances and other settlements amount includes a contingent liability related to the BofA® Global Capital Management transaction in April 2016.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include investments in CLOs.
(4)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2015

	June 30,	Realized and Unrealized Gains (Losses) in Earnings		Sales and	Issuances and Other	Transfers into	Transfers out of	September 30,	Total Net Unrealized Gains (Losses) Included in
(in millions)	2015	and OCI	Purchases	Maturities	Settlements(1)	Level 3	Level 3	2015	Earnings(2)
Assets:
Assets of consolidated VIEs:
Private equity	$166	$6	$—	$—	$—	$—	$—	$172	$6
Liabilities:
Other liabilities(3)	$56	$4	$—	$—	$(15)	$—	$—	$37	$4

(1)	Issuances and other settlements amount includes payments of contingent liabilities related to certain acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2015

	December 31,	Realized and Unrealized Gains (Losses) in Earnings		Sales and	Issuances and other	Transfers into	Transfers out of	September 30,	Total Net Unrealized Gains (Losses) Included in
(in millions)	2014	and OCI	Purchases	Maturities	Settlements(1)	Level 3	Level 3	2015	Earnings(3)
Assets:
Investments
Consolidated sponsored investment funds - Private Equity	$80	$—	$—	$—	$(80)	$—	$—	$—
Assets of consolidated VIEs:
Bank loans	302	—	—	—	(302)	—	—	—
Bonds	18	—	—	—	(18)	—	—	—
Private equity	—	13	79	—	80	—	—	172	$13
Total Level 3 assets of consolidated VIEs	320	13	79	—	(240)	—	—	172
Total Level 3 assets	$400	$13	$79	$—	$(320)	$—	$—	$172
Liabilities:
Borrowings of consolidated VIEs	$3,389	$—	$—	$—	$(3,389)	$—	$—	$—
Other liabilities(2)	39	1	—	—	(1)	—	—	37	$1
Total Level 3 liabilities	$3,428	$1	$—	$—	$(3,390)	$—	$—	$37

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At September 30, 2016 and December 31, 2015, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	September 30, 2016		December 31, 2015
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$5,454	$5,454	$6,083	$6,083	Level 1	(1),(2)
Accounts receivable	2,601	2,601	2,237	2,237	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	161	161	148	148	Level 1	(1),(2)

Financial Liabilities:
Accounts payable and accrued liabilities	1,354	1,354	1,068	1,068	Level 1	(3)
Long-term borrowings	4,961	5,403	4,930	5,223	Level 2	(4)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(2)

At September 30, 2016 and December 31, 2015, approximately $134 million and $132 million, respectively, of money market funds were recorded within cash and cash equivalents, which includes money market funds of consolidated VREs, on the condensed consolidated statements of financial condition. In addition, at September 30, 2016 and December 31, 2015, approximately $34 million and $68 million, respectively, of money market funds were recorded within cash and cash equivalents of consolidated VIEs.  Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.
(4)

Long-term borrowings are recorded at amortized cost net of unamortized debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of September 2016 and December 2015, respectively. See Note 10, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

September 30, 2016

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$230	$21	Daily/Monthly (22%) Quarterly (51%) N/R (27%)	1 – 90 days
Private equity funds	(b)	88	69	N/R	N/R
Real assets funds	(c)	67	34	Quarterly (36%) N/R (64%)	60 days
Other	(d)	14	5	Daily/Monthly (42%) N/R (58%)	3 – 5 days
Consolidated VIEs:
Private equity funds of funds	(e)	109	17	N/R	N/R
Hedge fund	(a)	35	—	Quarterly	90 days
Real assets funds	(c)	34	17	N/R	N/R
Total		$577	$163

December 31, 2015

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$217	$30	Daily/Monthly (22%) Quarterly (52%) N/R (26%)	30 – 90 days
Private equity funds	(b)	89	67	N/R	N/R
Real assets funds	(c)	94	31	Quarterly (25%) N/R (75%)	60 days
Other	(d)	44	5	Daily/Monthly (68%) N/R (32%)	3 – 5 days
Consolidated VIEs:
Private equity funds of funds	(e)	145	19	N/R	N/R
Hedge fund	(a)	58	—	Quarterly	90 days
Total		$647	$152

N/R – not redeemable

(1)

Comprised of equity method investments, which include investments in investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately one year at both September 30, 2016 and December 31, 2015.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately four years at both September 30, 2016 and December 31, 2015.

(c)

This category includes several real assets funds that invest directly in real estate, real estate related assets and infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and are normally returned through distributions as a result of the liquidation of the underlying assets of the funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately six years at both September 30, 2016 and December 31, 2015, respectively.

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

(e)  This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately five years at both September 30, 2016 and December 31, 2015. The total remaining unfunded commitments to other third-party funds were $17 million at September 30, 2016 and $19 million at December 31, 2015. The Company had contractual obligations to the consolidated funds of $24 million at September 30, 2016 and $31 million at December 31, 2015.

7.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At September 30, 2016, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $478 million and $48 million, respectively. At December 31, 2015, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $360 million and $46 million, respectively.

Gains (losses) on total return swaps are recorded in nonoperating income (expense) and were $(25) million and $(33) million for the three and nine months ended September 30, 2016, respectively.  Gains (losses) on total return swaps were $35 million and $26 million for the three and nine months ended September 30, 2015, respectively.

Gains (losses) on interest rate swaps are recorded in nonoperating income (expense) and were not material to the condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015.

The Company has entered into a derivative providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At September 30, 2016 and December 31, 2015, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $121 million and $169 million, respectively.   Gains (losses) on forward foreign currency exchange contracts are recorded in other general and administration expense and were not material to the condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies.  The change in fair value of such derivatives, which is recorded in nonoperating income (expense) was not material for the three and nine months ended September 30, 2016 and 2015.

The fair value of the outstanding derivatives mentioned above were not material to the condensed consolidated statements of financial condition at September 30, 2016 and December 31, 2015.

See Note 12, Borrowings, in the 2015 Form 10-K for more information on the Company’s net investment hedge.

8.  Goodwill

Goodwill activity during the nine months ended September 30, 2016 was as follows:

(in millions)
December 31, 2015	$13,123
BofA Global Capital Management(1)	15
Goodwill adjustment related to Quellos(2)	(14)
September 30, 2016	$13,124

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

(2)

The decrease in goodwill during the nine months ended September 30, 2016 primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $208 million and $231 million at September 30, 2016 and December 31, 2015, respectively.

9.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2015	$17,108	$264	$17,372
Amortization expense	—	(75)	(75)
BofA Global Capital Management	70	20	90
September 30, 2016	$17,178	$209	$17,387

In connection with the BofA Global Capital Management transaction, the Company acquired $70 million of indefinite-lived management contracts and $20 million of finite-lived management contracts with a weighted-average estimated life of approximately 10 years.

10.  Borrowings

Short-Term Borrowings

2016 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2016 to extend the maturity date to March 2021 (the “2016 credit facility”). The 2016 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2016 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2016 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2016. The 2016 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At September 30, 2016, the Company had no amount outstanding under the 2016 credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2016 credit facility. At September 30, 2016, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices and foreign exchange rates at September 30, 2016 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
6.25% Notes due 2017	$700	$(1)	$699	$734
5.00% Notes due 2019	1,000	(3)	997	1,109
4.25% Notes due 2021	750	(4)	746	834
3.375% Notes due 2022	750	(4)	746	810
3.50% Notes due 2024	1,000	(8)	992	1,095
1.25% Notes due 2025	787	(6)	781	821
Total Long-term Borrowings	$4,987	$(26)	$4,961	$5,403

Long-term borrowings at December 31, 2015 had a carrying value of $4.9 billion and a fair value of $5.2 billion determined using market prices at the end of December 2015.

See Note 12, Borrowings, in the 2015 Form 10-K for more information regarding the Company’s borrowings.

11.  Commitments and Contingencies

Investment Commitments.    At September 30, 2016, the Company had $194 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $194 million, the Company had approximately $12 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products.  The fair value of the remaining aggregate contingent payments at September 30, 2016 totaled $118 million, including $76 million related to the BofA Global Capital Management transaction, and is included in other liabilities on the condensed consolidated statement of financial condition.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At September 30, 2016, the Company indemnified certain of its clients for their securities lending loan balances of approximately $171.8 billion. The Company held as agent, cash and securities totaling $182.5 billion as collateral for indemnified securities on loan at September 30, 2016. The fair value of these indemnifications was not material at September 30, 2016.

12.  Stock-Based Compensation

Restricted Stock and RSUs. Restricted stock and restricted stock units (“RSUs”) activity for the nine months ended September 30, 2016 is summarized below:

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2015	3,067,737	$308.42
Granted	1,433,207	$298.90
Converted	(1,408,438)	$282.19
Forfeited	(54,915)	$314.88
September 30, 2016(1)	3,037,591	$315.98

(1)	At September 30, 2016, approximately 2.7 million awards are expected to vest and 0.3 million awards have vested but have not been converted.

In the first quarter of 2016, the Company granted 1,030,964 RSUs to employees as part of 2015 annual incentive compensation that vest ratably over three years from the date of grant and 303,587 RSUs to employees that cliff vest 100% on January 31, 2019.  The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price.  The total fair value of RSUs granted to employees during the nine months ended September 30, 2016 was $428 million at time of grant.

At September 30, 2016, the intrinsic value of outstanding RSUs was $1.1 billion reflecting a closing stock price of $362.46.

At September 30, 2016, total unrecognized stock-based compensation expense related to unvested RSUs was $378 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.2 years.

Market Performance-based RSUs.

Market Performance-based RSUs activity for the nine months ended September 30, 2016 is summarized below:

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2015	1,378,177	$137.07
Converted	(548,227)	$115.03
Forfeited	(19,513)	$153.74
September 30, 2016(1)	810,437	$151.58

(1)   The market performance-based RSUs require that separate 15%, 25% and 35% share price appreciation targets be achieved during the six-year term of the awards. The awards are split into three tranches and each tranche may vest if the specified target increase in share price is met.  At September 30, 2016, approximately 0.7 million awards are expected to vest and an immaterial amount of awards have vested and have not been converted.

At September 30, 2016, the intrinsic value of outstanding market performance-based RSUs was $294 million reflecting a closing stock price of $362.46.

See Note 14, Stock-Based Compensation, in the 2015 Form 10-K for more information on market performance-based RSUs.

At September 30, 2016, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $22 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of less than one year.

Performance-Based RSUs.

Performance-based RSU activity for the nine months ended September 30, 2016 is summarized below:

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2015	255,868	$343.86
Granted	375,242	$296.97
Forfeited	(10,056)	$333.55
September 30, 2016	621,054	$315.69

In the first quarter of 2016, the Company granted 375,242 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2019. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

At September 30, 2016, total unrecognized stock-based compensation expense related to unvested performance-based awards was $114 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.9 years.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the nine months ended September 30, 2016 was $111 million.

At September 30, 2016, the intrinsic value of outstanding performance-based RSUs was $225 million reflecting a closing stock price of $362.46.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”). The current share surrender agreement commits PNC to provide BlackRock Series C nonvoting participating preferred stock to fund the remaining committed shares. As of September 30, 2016, 3.2 million shares had been surrendered by PNC.

At September 30, 2016, the remaining shares committed by PNC of 0.8 million were available to fund certain future long-term incentive awards.

Stock Options.    Stock option activity for the nine months ended September 30, 2016 is summarized below:

Outstanding at	Shares under option	Weighted average exercise price
December 31, 2015	154,094	$167.76
Exercised	(154,094)	$167.76
September 30, 2016	—

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2016 was $30 million.

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

Capital Requirements.    At September 30, 2016, the Company was required to maintain approximately $1.3 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

14.  Accumulated Other Comprehensive Income (Loss)

The following tables present changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three and nine months ended September 30, 2016 and 2015:

(in millions)	Unrealized gains (losses) on available-for-sale investments(1)	Benefit plans	Foreign currency translation adjustments(2)	Total
For the Three Months Ended September 30, 2016
June 30, 2016	$—	$5	$(565)	$(560)
Net other comprehensive income (loss) for the three months ended September 30, 2016	—	—	(38)	(38)
September 30, 2016	$—	$5	$(603)	$(598)

For the Nine Months Ended September 30, 2016
December 31, 2015	$(1)	$5	$(452)	$(448)
Other comprehensive income (loss) before reclassifications	—	—	(151)	(151)
Amount reclassified from AOCI(3)	1	—	—	1
Net other comprehensive income (loss) for the nine months ended September 30, 2016	1	—	(151)	(150)
September 30, 2016	$—	$5	$(603)	$(598)

(1)	All amounts are net of tax. The tax benefit (expense) was not material for the three and nine months ended September 30, 2016.
(2)

Amount for the three months ended September 30, 2016 includes a loss from a net investment hedge of $5 million, net of a tax benefit of $4 million.  Amount for the nine months ended September 30, 2016 includes a loss from a net investment hedge of $16 million, net of a tax benefit of $10 million.

(3)	The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the condensed consolidated statement of income.

(in millions)	Unrealized gains (losses) on available-for-sale investments(1)	Benefit plans	Foreign currency translation adjustments(2)	Total
For the Three Months Ended September 30, 2015
June 30, 2015	$1	$3	$(343)	$(339)
Net other comprehensive income (loss) for the three months ended September 30, 2015	(2)	—	(67)	(69)
September 30, 2015	$(1)	$3	$(410)	$(408)

For the Nine Months Ended September 30, 2015
December 31, 2014	$2	$4	$(279)	$(273)
Net other comprehensive income (loss) for the nine months ended September 30, 2015	(3)	(1)	(131)	(135)
September 30, 2015	$(1)	$3	$(410)	$(408)

(1) All amounts are net of tax. The tax benefit (expense) was not material for the three and nine months ended September 30, 2015.

(2) Amounts for the three months ended September 30, 2015 include losses from a net investment hedge of $2 million.  Amount for the nine months ended September 30, 2015 included gains from a net investment hedge of $5 million, net of tax of $4 million.

15.  Capital Stock

Nonvoting Participating Preferred Stock.    The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30,	December 31,
	2016	2015
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding(1)	823,188	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding(1)	763,660	1,311,887
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—

(1)	Shares held by PNC.

Share Repurchases.    The Company repurchased 2.4 million common shares in open-market transactions under the share repurchase program for approximately $850 million during the nine months ended September 30, 2016.  At September 30, 2016, there were 3.8 million shares still authorized to be repurchased.

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

The following table presents a rollforward of the Company’s restructuring liability for the nine months ended September 30, 2016, which is included within other liabilities on the condensed consolidated statements of financial condition:

Nine Months Ended
(in millions)	September 30, 2016
Liability as of December 31, 2015	$—
Additions	76
Cash payments	(42)
Accelerated amortization expense of equity-based awards	(28)
Liability as of September 30, 2016	$6

17.  Income Taxes

The three and nine months ended September 30, 2016 income tax expense included a $26 million net noncash tax benefit, primarily related to the revaluation of certain deferred income tax liabilities as a result of legislation enacted in the United Kingdom, and domestic state and local income tax changes.  The three and nine months ended September 30, 2016 also included nonrecurring tax benefits of $16 million and $35 million, respectively, primarily due to the resolution of certain outstanding tax matters.

The three and nine months ended September 30, 2015 income tax expense included a $6 million net noncash tax benefit and $10 million net noncash expense, respectively, primarily associated with the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes.  The nine months ended September 30, 2015 also included nonrecurring tax benefits of $75 million, primarily due to the realization of losses from changes in the Company’s organizational tax structure and the resolution of certain outstanding tax matters.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015 under the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2016	2015	2016	2015
Net income attributable to BlackRock	$875	$843	$2,321	$2,484
Basic weighted-average shares outstanding	164,129,214	166,045,291	164,756,355	166,579,805
Dilutive effect of nonparticipating RSUs and stock options	2,127,384	2,620,012	2,004,557	2,577,383
Total diluted weighted-average shares outstanding	166,256,598	168,665,303	166,760,912	169,157,188
Basic earnings per share	$5.33	$5.08	$14.09	$14.91
Diluted earnings per share	$5.26	$5.00	$13.92	$14.68

19.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees by product type, BlackRock Solutions and advisory revenue, distribution fees and other revenue for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Equity	$1,284	$1,281	$3,746	$4,013
Fixed income	695	614	1,975	1,789
Multi-asset	286	325	866	961
Alternatives	221	363	633	839
Cash management	118	81	340	230
Total investment advisory, administration fees, securities lending revenue and performance fees	2,604	2,664	7,560	7,832
BlackRock Solutions and advisory	174	167	517	475
Distribution fees	10	14	32	44
Other revenue	49	65	156	187
Total revenue	$2,837	$2,910	$8,265	$8,538

The following table illustrates total revenue for the three and nine months ended September 30, 2016 and 2015 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
Revenue	2016	2015	2016	2015
Americas	$1,934	$1,865	$5,580	$5,632
Europe	773	906	2,287	2,494
Asia-Pacific	130	139	398	412
Total revenue	$2,837	$2,910	$8,265	$8,538

The following table illustrates long-lived assets that consist of goodwill and property and equipment at September 30, 2016 and December 31, 2015 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	September 30,	December 31,
Long-lived Assets	2016	2015
Americas	$13,427	$13,422
Europe	168	186
Asia-Pacific	93	96
Total long-lived assets	$13,688	$13,704

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $5.1 trillion of AUM at September 30, 2016. With approximately 13,000 employees in 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

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

At September 30, 2016, PNC held 21.3% of the Company’s voting common stock and 22.0% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Certain items previously reported have been reclassified to conform to the current year presentation.

OTHER DEVELOPMENTS

Acquisitions and Divestitures

In April 2016, the Company completed a transaction with BofA® Global Capital Management that transferred investment management responsibilities of $80.6 billion of cash assets under management to the Company.  Total consideration included $75 million of contingent consideration.  BlackRock’s platform provides clients with broad access to high quality, global liquidity investment solutions.

In August 2016, the Company completed the transfer of its UK Defined Contribution Administration and Platform business to Aegon N.V. (“Aegon”).  The Company continues to be the primary investment manager for the clients who transferred to Aegon in connection with the transaction.  The associated Part VII transfer of the underlying assets and liabilities to Aegon is subject to regulatory and court approval.

These transactions were not material to the Company’s condensed consolidated statements of financial condition or results of operations.

United Kingdom Exit from European Union

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“EU”), commonly referred to as "Brexit", which resulted in significant volatility in several international markets. The timing and the outcome of the negotiations between the United Kingdom and the EU in connection with Brexit are both highly uncertain and information regarding the long-term consequences of the vote is expected to become clearer over time. The Company will continue to monitor the potential impact of Brexit on its results of operations and financial condition.

EXECUTIVE SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2016	2015	2016	2015
GAAP basis:
Total revenue	$2,837	$2,910	$8,265	$8,538
Total expense	1,628	1,688	4,920	5,011
Operating income	1,209	1,222	3,345	3,527
Operating margin	42.6%	42.0%	40.5%	41.3%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(1)	(37)	(70)	(72)
Income tax expense	(333)	(342)	(954)	(971)
Net income attributable to BlackRock	$875	$843	$2,321	$2,484
Diluted earnings per common share	$5.26	$5.00	$13.92	$14.68
Effective tax rate	27.6%	28.8%	29.1%	28.1%
As adjusted(1):
Operating income	$1,216	$1,227	$3,442	$3,552
Operating margin	44.8%	43.9%	43.5%	43.4%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(1)	(32)	(70)	(71)
Net income attributable to BlackRock	$854	$844	$2,362	$2,512
Diluted earnings per common share	$5.14	$5.00	$14.16	$14.85
Effective tax rate	29.7%	29.3%	30.0%	27.8%
Other:
Assets under management (end of period)	$5,117,421	$4,505,721	$5,117,421	$4,505,721
Diluted weighted-average common shares outstanding(2)	166,256,598	168,665,303	166,760,912	169,157,188
Common and preferred shares outstanding (end of period)	163,858,070	166,057,085	163,858,070	166,057,085
Book value per share(3)	$176.40	$169.44	$176.40	$169.44
Cash dividends declared and paid per share	$2.29	$2.18	$6.87	$6.54

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)	Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at September 30 of the respective period-end.

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2015

GAAP.    Operating income of $1,209 million decreased $13 million from the third quarter of 2015. Operating income was impacted by lower performance fees, partially offset by higher year-over-year base fees, expense discipline and growth in Aladdin revenue. Operating margin of 42.6% increased 60 bps from third quarter of 2015 driven by continued expense discipline in the current quarter.  Nonoperating income (expense), less net income (loss) attributable to NCI, increased $36 million due to higher net gains on investments and dividend income in the third quarter of 2016.

Third quarter 2016 income tax expense included a $26 million net noncash tax benefit, primarily related to the revaluation of certain deferred income tax liabilities as a result of legislation enacted in the United Kingdom, and domestic state and local income tax changes.  Third quarter 2016 income tax expense also included nonrecurring tax benefits of $16 million primarily due to the resolution of certain outstanding tax matters.  Third quarter 2015 income tax expense included a $6 million net noncash tax benefit, primarily associated with the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $0.26, or 5%, from the third quarter of 2015, reflecting higher net income in the current period, and the benefit of share repurchases.

As Adjusted.    Operating income of $1,216 million decreased $11 million, and operating margin of 44.8% increased 90 bps, from the third quarter of 2015.  Income tax expense for the third quarter of 2016 and 2015 excluded the $26 million and $6 million net noncash benefit, respectively, described above.  Earnings per diluted common share increased $0.14, or 3%, from the third quarter of 2015.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2015

GAAP.    Operating income of $3,345 million decreased $182 million and operating margin of 40.5% decreased 80 bps from the nine months ended September 30, 2015. Operating income was impacted by lower performance fees, partially offset by expense discipline and growth in Aladdin revenue.  Operating income also reflected a restructuring charge of $76 million recorded in the first quarter of 2016 in connection with a project to streamline and simplify the organization. Nonoperating income (expense), less net income (loss) attributable to NCI, increased $2 million due to higher net gains on investments and dividend income during the nine months ended September 30, 2016, partially offset by a $40 million noncash gain related to BlackRock Kelso Capital Advisors LLC (“BKCA”) recorded in the first quarter of 2015.

Income tax expense for the nine months ended September 30, 2016 included the $26 million net noncash tax benefit mentioned above and nonrecurring tax benefits of $35 million. Income tax expense for the nine months ended September 30, 2015 included $10 million net noncash expense primarily associated with the revaluation of certain deferred income tax liabilities and nonrecurring tax benefits of $75 million.  See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share decreased $0.76, or 5%, from the nine months ended September 30, 2015, reflecting lower net income in the current period, partially offset by the benefit of share repurchases.

As Adjusted.    Operating income of $3,442 million decreased $110 million, and operating margin of 43.5% increased 10 bps, from the nine months ended September 30, 2015.  The pre-tax restructuring charge of $76 million described above was excluded from as adjusted results.  Income tax expense for the nine months ended September 30, 2016 and 2015 excluded the previously described net noncash benefit of $26 million and net noncash expense of $10 million, respectively, and included the nonrecurring tax benefits described above.  Earnings per diluted common share decreased $0.69, or 5%, from the nine months ended September 30, 2015.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Operating income, GAAP basis	$1,209	$1,222	$3,345	$3,527
Non-GAAP expense adjustments:
Restructuring charge	—	—	76	—
PNC LTIP funding obligation	7	10	21	26
Compensation expense related to appreciation (depreciation) on deferred compensation plans	—	(5)	—	(1)
Operating income, as adjusted	1,216	1,227	3,442	3,552
Product launch costs and commissions	—	—	—	5
Operating income used for operating margin measurement	$1,216	$1,227	$3,442	$3,557
Revenue, GAAP basis	$2,837	$2,910	$8,265	$8,538
Non-GAAP adjustments:
Distribution and servicing costs	(114)	(102)	(320)	(306)
Amortization of deferred sales commissions	(8)	(12)	(27)	(37)
Revenue used for operating margin measurement	$2,715	$2,796	$7,918	$8,195
Operating margin, GAAP basis	42.6%	42.0%	40.5%	41.3%
Operating margin, as adjusted	44.8%	43.9%	43.5%	43.4%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Nonoperating income (expense), GAAP basis	$1	$(48)	$(72)	$(73)
Less: Net income (loss) attributable to NCI	2	(11)	(2)	(1)
Nonoperating income (expense), net of NCI	(1)	(37)	(70)	(72)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	5	—	1
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$(1)	$(32)	$(70)	$(71)

(3) Net income attributable to BlackRock, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2016	2015	2016	2015
Net income attributable to BlackRock, GAAP basis	$875	$843	$2,321	$2,484
Non-GAAP adjustments:
Restructuring charge (including $23 tax benefit)	—	—	53	—
PNC LTIP funding obligation, net of tax	5	7	14	18
Income tax matters	(26)	(6)	(26)	10
Net income attributable to BlackRock, as adjusted	$854	$844	$2,362	$2,512
Diluted weighted-average common shares outstanding(4)	166.3	168.7	166.8	169.2
Diluted earnings per common share, GAAP basis(4)	$5.26	$5.00	$13.92	$14.68
Diluted earnings per common share, as adjusted(4)	$5.14	$5.00	$14.16	$14.85

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

See aforementioned discussion regarding operating income, as adjusted, and operating margin, as adjusted, for information on the PNC LTIP funding obligation and the restructuring charge.

For each period presented, the non-GAAP adjustment related to the restructuring charge and PNC LTIP funding obligation was tax effected at the respective blended rates applicable to the adjustments.  Amounts for income tax matters represent net noncash (benefits) expense primarily associated with the revaluation of certain deferred tax liabilities related to intangible assets and goodwill.  Amounts have been excluded from the as adjusted results as these items will not have a cash flow impact and to ensure comparability among periods presented.

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

AUM and Net Inflows (Outflows) by Client Type

	AUM				Net Inflows (Outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2016	2016	2015	2015	2016	2016	2016
Retail	$554,778	$544,427	$541,125	$535,208	$(2,228)	$(8,879)	$(1,859)
iShares	1,246,166	1,154,122	1,092,561	1,010,493	51,257	91,178	151,402
Institutional:
Active	1,039,653	1,009,721	962,852	959,354	7,531	11,612	11,994
Index	1,877,501	1,796,654	1,738,777	1,702,739	(1,376)	(1,111)	(14,872)
Institutional subtotal	2,917,154	2,806,375	2,701,629	2,662,093	6,155	10,501	(2,878)
Long-term	4,718,098	4,504,924	4,335,315	4,207,794	55,184	92,800	146,665
Cash management	388,982	374,684	299,884	285,692	14,696	11,556	27,323
Advisory(1)	10,341	10,513	10,213	12,235	(71)	(216)	(1,963)
Total	$5,117,421	$4,890,121	$4,645,412	$4,505,721	$69,809	$104,140	$172,025
AUM and Net Inflows (Outflows) by Product Type

	AUM				Net Inflows (Outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2016	2016	2015	2015	2016	2016	2016
Equity	$2,566,039	$2,432,558	$2,423,772	$2,273,237	$13,350	$(6,541)	$46,924
Fixed income	1,628,268	1,566,656	1,422,368	1,445,637	36,981	94,648	94,805
Multi-asset	402,261	386,520	376,336	375,001	3,038	(629)	(851)
Alternatives:
Core	88,731	89,912	92,085	91,358	(1,408)	(2,382)	(1,424)
Currency and commodities(2)	32,799	29,278	20,754	22,561	3,223	7,704	7,211
Subtotal	121,530	119,190	112,839	113,919	1,815	5,322	5,787
Long-term	4,718,098	4,504,924	4,335,315	4,207,794	55,184	92,800	146,665
Cash management	388,982	374,684	299,884	285,692	14,696	11,556	27,323
Advisory(1)	10,341	10,513	10,213	12,235	(71)	(216)	(1,963)
Total	$5,117,421	$4,890,121	$4,645,412	$4,505,721	$69,809	$104,140	$172,025

AUM and Net Inflows (Outflows) by Investment Style

	AUM				Net Inflows (Outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2016	2016	2015	2015	2016	2016	2016
Active	$1,547,473	$1,510,424	$1,462,672	$1,456,692	$4,039	$(228)	$4,771
Index & iShares	3,170,625	2,994,500	2,872,643	2,751,102	51,145	93,028	141,894
Long-term	4,718,098	4,504,924	4,335,315	4,207,794	55,184	92,800	146,665
Cash management	388,982	374,684	299,884	285,692	14,696	11,556	27,323
Advisory(1)	10,341	10,513	10,213	12,235	(71)	(216)	(1,963)
Total	$5,117,421	$4,890,121	$4,645,412	$4,505,721	$69,809	$104,140	$172,025

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares.

Component Changes in AUM for the Three Months Ended September 30, 2016

The following table presents the component changes in AUM by client type and product for the three months ended September 30, 2016.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2016	(outflows)	change	impact(1)	2016	AUM(2)
Retail:
Equity	$191,980	$(3,889)	$8,550	$(510)	$196,131	$195,266
Fixed income	223,710	5,801	1,228	103	230,842	228,099
Multi-asset	111,456	(3,452)	3,435	(70)	111,369	112,263
Alternatives	17,281	(688)	(190)	33	16,436	16,753
Retail subtotal	544,427	(2,228)	13,023	(444)	554,778	552,381
iShares:
Equity	826,768	25,519	38,628	95	891,010	868,747
Fixed income	304,896	22,730	1,607	229	329,462	320,249
Multi-asset	2,328	124	56	(2)	2,506	2,430
Alternatives	20,130	2,884	160	14	23,188	22,162
iShares subtotal	1,154,122	51,257	40,451	336	1,246,166	1,213,588
Institutional:
Active:
Equity	120,127	(3,357)	7,455	(455)	123,770	122,790
Fixed income	549,686	5,060	6,538	(485)	560,799	557,357
Multi-asset	264,937	6,533	8,909	27	280,406	274,516
Alternatives	74,971	(705)	565	(153)	74,678	74,741
Active subtotal	1,009,721	7,531	23,467	(1,066)	1,039,653	1,029,404
Index:
Equity	1,293,683	(4,923)	68,226	(1,858)	1,355,128	1,335,780
Fixed income	488,364	3,390	21,566	(6,155)	507,165	499,187
Multi-asset	7,799	(167)	322	26	7,980	7,982
Alternatives	6,808	324	169	(73)	7,228	7,081
Index subtotal	1,796,654	(1,376)	90,283	(8,060)	1,877,501	1,850,030
Institutional subtotal	2,806,375	6,155	113,750	(9,126)	2,917,154	2,879,434
Long-term	4,504,924	55,184	167,224	(9,234)	4,718,098	4,645,403
Cash management	374,684	14,696	219	(617)	388,982	383,424
Advisory(3)	10,513	(71)	(14)	(87)	10,341	10,419
Total	$4,890,121	$69,809	$167,429	$(9,938)	$5,117,421	$5,039,246

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for the three months ended September 30, 2016.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2016	(outflows)	change	impact(1)	2016	AUM(2)
Equity:
Active	$276,348	$(7,831)	$13,725	$(516)	$281,726	$281,136
iShares	826,768	25,519	38,628	95	891,010	868,747
Non-ETF index	1,329,442	(4,338)	70,506	(2,307)	1,393,303	1,372,700
Equity subtotal	2,432,558	13,350	122,859	(2,728)	2,566,039	2,522,583
Fixed income:
Active	765,431	10,182	7,455	(210)	782,858	777,109
iShares	304,896	22,730	1,607	229	329,462	320,249
Non-ETF index	496,329	4,069	21,877	(6,327)	515,948	507,534
Fixed income subtotal	1,566,656	36,981	30,939	(6,308)	1,628,268	1,604,892
Multi-asset	386,520	3,038	12,722	(19)	402,261	397,191
Alternatives:
Core	89,912	(1,408)	372	(145)	88,731	89,149
Currency and commodities(3)	29,278	3,223	332	(34)	32,799	31,588
Alternatives subtotal	119,190	1,815	704	(179)	121,530	120,737
Long-term	4,504,924	55,184	167,224	(9,234)	4,718,098	4,645,403
Cash management	374,684	14,696	219	(617)	388,982	383,424
Advisory(4)	10,513	(71)	(14)	(87)	10,341	10,419
Total	$4,890,121	$69,809	$167,429	$(9,938)	$5,117,421	$5,039,246

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Amounts include commodity iShares.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style for the three months ended September 30, 2016.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2016	(outflows)	change	impact(1)	2016	AUM(2)
Active	$1,510,424	$4,039	$33,900	$(890)	$1,547,473	$1,536,517
Index & iShares	2,994,500	51,145	133,324	(8,344)	3,170,625	3,108,886
Long-term	4,504,924	55,184	167,224	(9,234)	4,718,098	4,645,403
Cash management	374,684	14,696	219	(617)	388,982	383,424
Advisory(3)	10,513	(71)	(14)	(87)	10,341	10,419
Total	$4,890,121	$69,809	$167,429	$(9,938)	$5,117,421	$5,039,246

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $227.3 billion, or 5%, to $5.117 trillion at September 30, 2016 from $4.890 trillion at June 30, 2016, driven by net market appreciation and positive net inflows.

Net market appreciation of $167.4 billion was driven by $122.9 billion from equity products, $30.9 billion from fixed income products and $12.7 billion from multi-asset products across the majority of strategies.

AUM decreased $9.9 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar, largely against the British pound, partially offset by the weakening of the U.S. dollar against the euro.

Net Inflows (Outflows) Long-term net inflows of $55.2 billion included $51.3 billion and $6.2 billion from iShares and institutional clients, respectively, offset by net outflows of $2.2 billion from retail clients.  Net flows in long-term products are described below.

•	iShares net inflows of $51.3 billion were led by equity net inflows of $25.5 billion, with strength in emerging market precision exposures and iShares Core ETFs. Fixed income net inflows of $22.7 billion were diversified across corporate, emerging markets and core bond funds. Commodity iShares generated $2.9 billion of net inflows.
•

Institutional active net inflows of $7.5 billion were primarily due to multi-asset net inflows of $6.5 billion, driven by ongoing demand for solutions offerings and the LifePath® target-date series.  Fixed income net inflows of $5.1 billion reflected strong flows from insurance clients.  Equity net outflows of $3.4 billion were primarily due to outflows from Scientific Active equities and European equities.

•

Retail net outflows of $2.2 billion reflected net outflows of $1.9 billion and $0.3 billion from the United States and internationally, respectively. Fixed income saw net inflows of $5.8 billion, paced by flows into emerging market debt and high yield bond funds. Equity net outflows of $3.9 billion were primarily related to outflows from European and U.S. equities. Multi-asset net outflows of $3.5 billion were largely due to outflows from world allocation strategies.

Cash management AUM increased 4% to $389.0 billion with net inflows of $14.7 billion, primarily reflecting net inflows into government funds partially offset by net outflows from prime strategies from Americas institutional clients ahead of U.S. money market reform. The increase in cash management AUM also included net inflows from EMEA institutional clients into offshore funds.

Component Changes in AUM for the Nine Months Ended September 30, 2016

The following table presents the component changes in AUM by client type and product for the nine months ended September 30, 2016.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2015	(outflows)	Acquisition(1)	change	impact(2)	2016	AUM(3)
Retail:
Equity	$193,755	$(9,171)	$—	$13,929	$(2,382)	$196,131	$192,072
Fixed income	212,653	10,239	—	7,929	21	230,842	220,956
Multi-asset	115,307	(7,668)	—	4,216	(486)	111,369	112,464
Alternatives	19,410	(2,279)	—	(803)	108	16,436	17,904
Retail subtotal	541,125	(8,879)	—	25,271	(2,739)	554,778	543,396
iShares:
Equity	823,156	24,264	—	40,747	2,843	891,010	828,932
Fixed income	254,190	60,238	—	14,126	908	329,462	296,192
Multi-asset	2,730	(340)	—	110	6	2,506	2,341
Alternatives	12,485	7,016	—	3,642	45	23,188	18,100
iShares subtotal	1,092,561	91,178	—	58,625	3,802	1,246,166	1,145,565
Institutional:
Active:
Equity	121,442	(4,644)	—	8,459	(1,487)	123,770	119,626
Fixed income	514,428	8,967	—	34,779	2,625	560,799	542,375
Multi-asset	252,041	7,664	—	20,920	(219)	280,406	263,307
Alternatives	74,941	(375)	—	549	(437)	74,678	74,835
Active subtotal	962,852	11,612	—	64,707	482	1,039,653	1,000,143
Index:
Equity	1,285,419	(16,990)	—	83,247	3,452	1,355,128	1,291,634
Fixed income	441,097	15,204	—	71,566	(20,702)	507,165	475,562
Multi-asset	6,258	(285)	—	1,569	438	7,980	7,443
Alternatives	6,003	960	—	576	(311)	7,228	6,518
Index subtotal	1,738,777	(1,111)	—	156,958	(17,123)	1,877,501	1,781,157
Institutional subtotal	2,701,629	10,501	—	221,665	(16,641)	2,917,154	2,781,300
Long-term	4,335,315	92,800	—	305,561	(15,578)	4,718,098	4,470,261
Cash management	299,884	11,556	80,635	206	(3,299)	388,982	345,881
Advisory(4)	10,213	(216)	—	(120)	464	10,341	10,419
Total	$4,645,412	$104,140	$80,635	$305,647	$(18,413)	$5,117,421	$4,826,561

(1)  Amount represents AUM acquired in the BofA Global Capital Management transaction in April 2016.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for the nine months ended September 30, 2016.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2015	(outflows)	Acquisition(1)	change	impact(2)	2016	AUM(3)
Equity:
Active	$281,319	$(15,680)	$—	$17,980	$(1,893)	$281,726	$276,494
iShares	823,156	24,264	—	40,747	2,843	891,010	828,932
Non-ETF index	1,319,297	(15,125)	—	87,655	1,476	1,393,303	1,326,838
Equity subtotal	2,423,772	(6,541)	—	146,382	2,426	2,566,039	2,432,264
Fixed income:
Active	719,653	18,110	—	41,727	3,368	782,858	755,462
iShares	254,190	60,238	—	14,126	908	329,462	296,192
Non-ETF index	448,525	16,300	—	72,547	(21,424)	515,948	483,431
Fixed income subtotal	1,422,368	94,648	—	128,400	(17,148)	1,628,268	1,535,085
Multi-asset	376,336	(629)	—	26,815	(261)	402,261	385,555
Alternatives:
Core	92,085	(2,382)	—	(309)	(663)	88,731	90,424
Currency and commodities(4)	20,754	7,704	—	4,273	68	32,799	26,933
Alternatives subtotal	112,839	5,322	—	3,964	(595)	121,530	117,357
Long-term	4,335,315	92,800	—	305,561	(15,578)	4,718,098	4,470,261
Cash management	299,884	11,556	80,635	206	(3,299)	388,982	345,881
Advisory(5)	10,213	(216)	—	(120)	464	10,341	10,419
Total	$4,645,412	$104,140	$80,635	$305,647	$(18,413)	$5,117,421	$4,826,561

(1)	Amount represents AUM acquired in the BofA Global Capital Management transaction in April 2016.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style for the nine months ended September 30, 2016.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2015	(outflows)	Acquisition(1)	change	impact(2)	2016	AUM(3)
Active	$1,462,672	$(228)	$—	$84,589	$440	$1,547,473	$1,500,466
Index & iShares	2,872,643	93,028	—	220,972	(16,018)	3,170,625	2,969,795
Long-term	4,335,315	92,800	—	305,561	(15,578)	4,718,098	4,470,261
Cash management	299,884	11,556	80,635	206	(3,299)	388,982	345,881
Advisory(4)	10,213	(216)	—	(120)	464	10,341	10,419
Total	$4,645,412	$104,140	$80,635	$305,647	$(18,413)	$5,117,421	$4,826,561

(1)	Amount represents AUM acquired in the BofA Global Capital Management transaction in April 2016.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $472.0 billion, or 10%, to $5.117 trillion at September 30, 2016 from $4.645 trillion at December 31, 2015, driven largely by net market appreciation, positive net inflows and AUM acquired in the BofA Global Capital Management transaction.

Net market appreciation of $305.6 billion was driven by $146.4 billion from equity products, $128.4 billion from fixed income products and $26.8 billion from multi-asset products across the majority of strategies.

AUM decreased $18.4 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar, largely against the British pound, partially offset by the weakening of the U.S. dollar, against the Japanese yen, euro, and Canadian dollar.

Net Inflows (Outflows).    Long-term net inflows of $92.8 billion were comprised of $91.2 billion and $10.5 billion from iShares and institutional clients, respectively, partially offset by net outflows of $8.9 billion from retail clients. Net flows in long-term products are described below.

•

iShares net inflows of $91.2 billion included fixed income net inflows of $60.2 billion, diversified across strategies, and equity net inflows of $24.3 billion with strength in emerging market precision exposures and iShares Core ETFs.  Commodity iShares generated $7.0 billion of net inflows.

•

Institutional active net inflows of $11.6 billion reflected active fixed income net inflows of $9.0 billion, led by net inflows into U.S. core strategies and multi-asset net inflows of $7.7 billion, driven by ongoing demand for solutions offerings and the LifePath target-date series, partially offset by equity net outflows of $4.6 billion.

•

Retail net outflows of $8.9 billion reflected net outflows of $3.7 billion and $5.2 billion from the United States and internationally, respectively. Equity net outflows of $9.2 billion were primarily related to outflows from European and U.S. equities. Multi-asset net outflows of $7.7 billion were largely due to outflows from world allocation strategies.  Fixed income saw net inflows of $10.2 billion, paced by flows into global strategies and municipals.

Cash management net inflows of $11.6 billion primarily reflected net inflows into government funds partially offset by net outflows from prime strategies from Americas institutional and retail clients ahead of U.S. money market reform.   Cash management net inflows also included net inflows from EMEA institutional clients into offshore funds.

Component Changes in AUM for the Twelve Months Ended September 30, 2016

The following table presents the component changes in AUM by client type and product for the twelve months ended September 30, 2016.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2015	(outflows)	Acquisitions(1)	change	impact(2)	2016	AUM(3)
Retail:
Equity	$184,265	$(2,443)	$—	$18,203	$(3,894)	$196,131	$192,360
Fixed income	210,605	14,175	—	6,755	(693)	230,842	218,901
Multi-asset	120,486	(11,233)	366	2,444	(694)	111,369	114,089
Alternatives	19,852	(2,358)	—	(1,025)	(33)	16,436	18,374
Retail subtotal	535,208	(1,859)	366	26,377	(5,314)	554,778	543,724
iShares:
Equity	748,458	71,824	—	71,109	(381)	891,010	821,038
Fixed income	246,712	72,177	—	11,342	(769)	329,462	286,110
Multi-asset	1,808	577	—	120	1	2,506	2,246
Alternatives	13,515	6,824	—	2,843	6	23,188	17,042
iShares subtotal	1,010,493	151,402	—	85,414	(1,143)	1,246,166	1,126,436
Institutional:
Active:
Equity	116,718	(4,421)	—	14,226	(2,753)	123,770	120,066
Fixed income	522,509	5,581	—	32,670	39	560,799	538,467
Multi-asset	245,776	10,674	—	27,244	(3,288)	280,406	261,256
Alternatives	74,351	160	560	362	(755)	74,678	74,820
Active subtotal	959,354	11,994	560	74,502	(6,757)	1,039,653	994,609
Index:
Equity	1,223,796	(18,036)	—	152,702	(3,334)	1,355,128	1,289,332
Fixed income	465,811	2,872	—	66,253	(27,771)	507,165	473,484
Multi-asset	6,931	(869)	—	1,557	361	7,980	7,282
Alternatives	6,201	1,161	—	253	(387)	7,228	6,454
Index subtotal	1,702,739	(14,872)	—	220,765	(31,131)	1,877,501	1,776,552
Institutional subtotal	2,662,093	(2,878)	560	295,267	(37,888)	2,917,154	2,771,161
Long-term	4,207,794	146,665	926	407,058	(44,345)	4,718,098	4,441,321
Cash management	285,692	27,323	80,635	29	(4,697)	388,982	332,029
Advisory(4)	12,235	(1,963)	—	(124)	193	10,341	10,596
Total	$4,505,721	$172,025	$81,561	$406,963	$(48,849)	$5,117,421	$4,783,946

(1)  Amounts represent $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015, $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015 and $80.6 billion of AUM acquired in the BofA Global Capital Management transaction in April 2016. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for the twelve months ended September 30, 2016.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2015	(outflows)	Acquisitions(1)	change	impact(2)	2016	AUM(3)
Equity:
Active	$270,423	$(10,814)	$—	$26,313	$(4,196)	$281,726	$277,777
iShares	748,458	71,824	—	71,109	(381)	891,010	821,038
Non-ETF index	1,254,356	(14,086)	—	158,818	(5,785)	1,393,303	1,323,981
Equity subtotal	2,273,237	46,924	—	256,240	(10,362)	2,566,039	2,422,796
Fixed income:
Active	725,802	18,341	—	38,470	245	782,858	749,590
iShares	246,712	72,177	—	11,342	(769)	329,462	286,110
Non-ETF index	473,123	4,287	—	67,208	(28,670)	515,948	481,262
Fixed income subtotal	1,445,637	94,805	—	117,020	(29,194)	1,628,268	1,516,962
Multi-asset	375,001	(851)	366	31,365	(3,620)	402,261	384,873
Alternatives:
Core	91,358	(1,424)	560	(667)	(1,096)	88,731	90,760
Currency and commodities(4)	22,561	7,211	—	3,100	(73)	32,799	25,930
Alternatives subtotal	113,919	5,787	560	2,433	(1,169)	121,530	116,690
Long-term	4,207,794	146,665	926	407,058	(44,345)	4,718,098	4,441,321
Cash management	285,692	27,323	80,635	29	(4,697)	388,982	332,029
Advisory(5)	12,235	(1,963)	—	(124)	193	10,341	10,596
Total	$4,505,721	$172,025	$81,561	$406,963	$(48,849)	$5,117,421	$4,783,946

(1)

Amounts represent $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015, $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015 and $80.6 billion of AUM acquired in the BofA Global Capital Management transaction in April 2016. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style for the twelve months ended September 30, 2016.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2015	(outflows)	Acquisitions(1)	change	impact(2)	2016	AUM(3)
Active	$1,456,692	$4,771	$926	$93,805	$(8,721)	$1,547,473	$1,495,906
Index & iShares	2,751,102	141,894	—	313,253	(35,624)	3,170,625	2,945,415
Long-term	4,207,794	146,665	926	407,058	(44,345)	4,718,098	4,441,321
Cash management	285,692	27,323	80,635	29	(4,697)	388,982	332,029
Advisory(4)	12,235	(1,963)	—	(124)	193	10,341	10,596
Total	$4,505,721	$172,025	$81,561	$406,963	$(48,849)	$5,117,421	$4,783,946

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

AUM increased $611.7 billion to $5.117 trillion at September 30, 2016 from $4.506 trillion at September 30, 2015, driven largely by net market appreciation, positive net inflows and AUM acquired in the BofA Global Capital Management transaction, partially offset by the impact of foreign exchange movements.

Net market appreciation of $407.0 billion was driven by $256.2 billion from equity products, $117.0 billion from fixed income products and $31.4 billion from multi-asset products across the majority of strategies.

AUM decreased $48.8 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar, largely against the British pound, partially offset by the weakening of the U.S. dollar against the Japanese yen.

Net Inflows (Outflows).    Long-term net inflows of $146.7 billion were comprised of $151.4 billion of net inflows from iShares, partially offset by net outflows of $2.9 billion and $1.9 billion from institutional and retail clients, respectively. Net flows in long-term products are described below.

•

iShares net inflows of $151.4 billion were led by fixed income net inflows of $72.2 billion diversified across strategies and equity net inflows of $71.8 billion with strength in iShares Core ETFs and in developed and emerging market exposures. Commodity iShares generated $6.8 billion of net inflows.

•

Institutional active net inflows of $12.0 billion reflected active multi-asset net inflows of $10.7 billion and active fixed income net inflows of $5.6 billion, partially offset by active equity net outflows of $4.4 billion.

•	Institutional index net outflows of $14.9 billion were driven by equity net outflows of $18.0 billion, partially offset by net inflows into fixed income.
•

Retail net outflows of $1.9 billion reflected multi-asset net outflows of $11.2 billion, including a single-client transition out of mutual funds into a series of iShares across asset classes in the fourth quarter of 2015, partially offset by fixed income net inflows of $14.2 billion, diversified across strategies.

Cash management net inflows of $27.3 billion primarily reflected net inflows into government funds partially offset by net outflows from prime strategies from Americas institutional and retail clients ahead of U.S. money market reform. Cash management net inflows also included net inflows from EMEA institutional clients into offshore funds.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and nine months ended September 30, 2016 and 2015 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$409	$427	$1,201	$1,296
iShares	691	673	1,970	2,085
Non-ETF index	170	158	508	511
Equity subtotal	1,270	1,258	3,679	3,892
Fixed income:
Active	427	402	1,237	1,162
iShares	188	139	512	407
Non-ETF index	78	70	217	210
Fixed income subtotal	693	611	1,966	1,779
Multi-asset	285	322	860	942
Alternatives:
Core	156	166	488	481
Currency and commodities	24	18	61	56
Alternatives subtotal	180	184	549	537
Long-term	2,428	2,375	7,054	7,150
Cash management	118	81	340	230
Total base fees	2,546	2,456	7,394	7,380
Investment advisory performance fees:
Equity	14	23	67	121
Fixed income	2	3	9	10
Multi-asset	1	3	6	19
Alternatives	41	179	84	302
Total performance fees	58	208	166	452
BlackRock Solutions and advisory	174	167	517	475
Distribution fees	10	14	32	44
Other revenue	49	65	156	187
Total revenue	$2,837	$2,910	$8,265	$8,538

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(2)
	2016	2015	2016	2015	2016	2015	2016	2015
Equity:
Active	16%	18%	6%	6%	16%	17%	6%	7%
iShares	27%	27%	17%	17%	27%	28%	17%	17%
Non-ETF index	7%	6%	27%	29%	7%	7%	27%	29%
Equity subtotal	50%	51%	50%	52%	50%	52%	50%	53%
Fixed income:
Active	17%	16%	15%	16%	16%	15%	16%	15%
iShares	7%	6%	6%	5%	7%	6%	6%	5%
Non-ETF index	3%	3%	10%	10%	3%	3%	10%	10%
Fixed income subtotal	27%	25%	31%	31%	26%	24%	32%	30%
Multi-asset	11%	13%	8%	8%	12%	13%	8%	8%
Alternatives:
Core	6%	7%	2%	2%	7%	7%	2%	2%
Currency and commodities	1%	1%	1%	1%	1%	1%	1%	1%
Alternatives subtotal	7%	8%	3%	3%	8%	8%	3%	3%
Long-term	95%	97%	92%	94%	96%	97%	93%	94%
Cash management	5%	3%	8%	6%	4%	3%	7%	6%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Revenue decreased $73 million, or 3%, from the third quarter of 2015, driven by lower performance fees, partially offset by higher base fees and BlackRock Solutions and advisory revenue.

Investment advisory, administration fees and securities lending revenue of $2,546 million increased $90 million from $2,456 million in the third quarter of 2015 reflecting the impact of organic growth, higher markets on long-term average AUM and the effect of AUM acquired in the BofA Global Capital Management transaction, partially offset by mix shift from equities to fixed income and cash products.  Securities lending revenue of $142 million in the current quarter increased $27 million from the third quarter of 2015, primarily reflecting higher average balances of securities on loan and higher spreads.

Investment advisory performance fees of $58 million decreased $150 million from the third quarter of 2015, primarily reflecting strong performance from a single hedge fund with an annual performance measurement period that ended in the third quarter of 2015.

BlackRock Solutions and advisory revenue of $174 million increased $7 million from $167 million in the third quarter of 2015. BlackRock Solutions and advisory revenue included $152 million in Aladdin revenue compared with $135 million in the third quarter of 2015.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Revenue decreased $273 million, or 3%, from the nine months ended September 30, 2015, driven by lower performance fees, partially offset by higher BlackRock Solutions and advisory revenue.

Investment advisory, administration fees and securities lending revenue of $7,394 million increased $14 million from $7,380 million in the nine months ended September 30, 2015 reflecting the impact of organic growth and higher markets on long-term average AUM, the effect of AUM acquired in the BofA Global Capital Management transaction and lower yield-related fee waivers on certain money market funds, partially offset by mix shift from equities to fixed income and cash products.  Securities lending revenue of $441 million in the nine months ended September 30, 2016 increased $65 million from the prior year period, primarily reflecting an increase in average balances of securities on loan and higher spreads.

Investment advisory performance fees of $166 million decreased $286 million from the nine months ended September 30, 2015, primarily driven by lower fees from equity and alternative products, including the impact of the strong performance from a single hedge fund in the third quarter of 2015.

BlackRock Solutions and advisory revenue of $517 million increased $42 million from $475 million in the nine months ended September 30, 2015. BlackRock Solutions and advisory revenue included $439 million in Aladdin revenue compared with $390 million in the nine months ended September 30, 2015.

Other revenue of $156 million decreased $31 million from $187 million in the nine months of 2015, primarily reflecting lower transition management activity and lower commissions during the current period.

Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Expense, GAAP:
Employee compensation and benefits	$969	$1,023	$2,893	$3,016
Distribution and servicing costs	114	102	320	306
Amortization of deferred sales commissions	8	12	27	37
Direct fund expense	200	198	583	578
General and administration:
Marketing and promotional	72	76	232	251
Occupancy and office related	65	69	208	205
Portfolio services	57	57	164	164
Technology	41	40	129	121
Professional services	27	30	84	82
Communications	9	10	29	28
Other general and administration	41	37	100	119
Total general and administration expense	312	319	946	970
Restructuring charge	—	—	76	—
Amortization of intangible assets	25	34	75	104
Total expense, GAAP	$1,628	$1,688	$4,920	$5,011
Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	7	10	21	26
Compensation expense related to appreciation (depreciation) on deferred compensation plans	—	(5)	—	(1)
Restructuring charge	—	—	76	—
Total non-GAAP expense adjustments	7	5	97	25
Expense, as adjusted:
Employee compensation and benefits	$962	$1,018	$2,872	$2,991
Distribution and servicing costs	114	102	320	306
Amortization of deferred sales commissions	8	12	27	37
Direct fund expense	200	198	583	578
General and administration	312	319	946	970
Amortization of intangible assets	25	34	75	104
Total expense, as adjusted	$1,621	$1,683	$4,823	$4,986

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

GAAP.    Expense decreased $60 million from the third quarter of 2015, driven primarily by lower employee compensation and benefits expense.

Employee compensation and benefits expense decreased $54 million, or 5%, from the three months ended September 30, 2015, reflecting lower incentive compensation, driven primarily by lower performance fees.  Employees at September 30, 2016 totaled approximately 13,000 compared with approximately 12,900 at September 30, 2015.

Distribution and servicing costs totaled $114 million compared with $102 million in the third quarter of 2015. These costs included payments to Bank of America/Merrill Lynch, primarily related to a global distribution agreement, and payments to PNC, as well as other third parties, primarily associated with the distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs for the third quarter of 2016 and 2015 included $50 million and $49 million, respectively, attributable to Bank of America/Merrill Lynch.

Amortization of intangible assets expense decreased $9 million from the third quarter of 2015, primarily reflecting certain finite-lived intangible assets becoming fully amortized.

As Adjusted.    Expense, as adjusted, decreased $62 million, or 4%, to $1,621 million from $1,683 million in the third quarter of 2015. The decrease in total expense, as adjusted, is primarily attributable to lower employee compensation and benefits expense.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

GAAP.    Expense decreased $91 million from the nine months ended September 30, 2015, reflecting lower compensation and benefits expense, expense discipline and lower amortization of intangible assets, partially offset by a restructuring charge recorded in the first quarter of 2016.

Employee compensation and benefits expense decreased $123 million from the nine months ended September 30, 2015, reflecting lower incentive compensation, driven primarily by lower operating income and performance fees, partially offset by higher headcount.

Distribution and servicing costs totaled $320 million compared with $306 million in the nine months ended September 30, 2015. Distribution and servicing costs for the nine months ended September 30, 2016 and 2015 included $156 million and $145 million, respectively, attributable to Bank of America/Merrill Lynch.

General and administration expense decreased $24 million from the nine months ended September 30, 2015, primarily reflecting lower discretionary marketing and promotional spend in the current period.

Restructuring charge of $76 million, primarily comprised of severance and accelerated amortization expense of previously granted deferred compensation awards, was recorded in the first quarter of 2016 in connection with a project to streamline and simplify the organization.

Amortization of intangible assets expense decreased by $29 million from the nine months ended September 30, 2015, primarily reflecting certain finite-lived intangible assets becoming fully amortized.

As Adjusted.    Expense, as adjusted, decreased $163 million, or 3%, to $4,823 million from $4,986 million in the nine months ended September 30, 2015. The decrease in total expense, as adjusted, is primarily attributable to lower employee compensation and benefits expense, expense discipline and lower amortization of intangible assets.  The restructuring charge has been excluded from the as adjusted results.

Nonoperating Results

Nonoperating income (expense), less net income (loss) attributable to NCI for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Nonoperating income (expense), GAAP basis(1)	$1	$(48)	$(72)	$(73)
Less: Net income (loss) attributable to NCI	2	(11)	(2)	(1)
Nonoperating income (expense), net of NCI	(1)	(37)	(70)	(72)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	5	—	1
Nonoperating income (expense), as adjusted, net of NCI	$(1)	$(32)	$(70)	$(71)

(1)

Amounts include a gain of $19 million and a loss of $14 million for the three months ended September 30, 2016 and 2015, respectively, attributable to consolidated variable interest entities (“VIEs”).  Amounts include a gain of $34 million and $2 million for the nine months ended September 30, 2016 and 2015, respectively, attributable to consolidated VIEs.

The components of nonoperating income (expense), less net income (loss) attributable to NCI, for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net gain (loss) on investments(1)
Private equity	$2	$25	$11	$35
Real assets	2	5	5	9
Other alternatives(2)	9	(10)	13	(6)
Other investments(3)	16	(19)	22	(23)
Subtotal	29	1	51	15
Other gains(4)	—	—	—	45
Total net gain (loss) on investments(1)	29	1	51	60
Interest and dividend income	22	12	33	21
Interest expense	(52)	(50)	(154)	(153)
Net interest expense	(30)	(38)	(121)	(132)
Total nonoperating income (expense)(1)	(1)	(37)	(70)	(72)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	5	—	1
Nonoperating income (expense), as adjusted(1)	$(1)	$(32)	$(70)	$(71)

(1)	Net of net income (loss) attributable to NCI.
(2)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(3)	Amounts include net gains (losses) related to equity and fixed income investments, and BlackRock’s seed capital hedging program.
(4)	The amount for the nine months ended September 30, 2015 primarily includes a gain related to the acquisition of certain assets of BKCA.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Net gain (loss) on investments of $29 million increased $28 million from the three months ended September 30, 2015 due to higher marks in the current quarter.

Net interest expense in the current quarter reflected higher dividend income compared with the third quarter of 2015.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Net gain (loss) on investments of $51 million decreased $9 million from the nine months ended September 30, 2015 due to a $40 million noncash gain related to BKCA recorded in the first quarter of 2015, partially offset by higher marks in the nine months ended September 30, 2016.

Net interest expense in the current period reflected higher dividend income compared with the nine months ended September 30, 2015.

Income Tax Expense

	GAAP				As Adjusted
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Operating income(1)	$1,209	$1,222	$3,345	$3,527	$1,216	$1,227	$3,442	$3,552
Total nonoperating income (expense)(1),(2)	(1)	(37)	(70)	(72)	(1)	(32)	(70)	(71)
Income before income taxes(2)	$1,208	$1,185	$3,275	$3,455	$1,215	$1,195	$3,372	$3,481
Income tax expense	$333	$342	$954	$971	$361	$351	$1,010	$969
Effective tax rate	27.6%	28.8%	29.1%	28.1%	29.7%	29.3%	30.0%	27.8%

(1)	See Non-GAAP Financial Measures for further information on and reconciliation of as adjusted items.
(2)	Net of net income (loss) attributable to NCI.

2016. The three and nine months ended September 30, 2016 income tax expense (GAAP) reflected:

•

a $26 million net noncash tax benefit, primarily related to the revaluation of certain deferred income tax liabilities as a result of legislation enacted in the United Kingdom, and domestic state and local tax changes, which have been excluded from as adjusted results; and

•	nonrecurring tax benefits, which totaled $16 million and $35 million for the three and nine months ended September 30, 2016, respectively.

The as adjusted effective tax rate of 29.7% and 30.0%, for the three and nine months ended September 30, 2016, respectively, excluded the net noncash benefit of $26 million mentioned above, as it will not have a cash flow impact and to ensure comparability among periods presented.

2015. The three months ended September 30, 2015 income tax expense (GAAP) reflected a $6 million net noncash tax benefit, primarily related to the revaluation of certain deferred income tax liabilities, which has been excluded from as adjusted results.

The nine months ended September 30, 2015 income tax expense (GAAP) reflected:

•	a $10 million net noncash expense, primarily related to the revaluation of certain deferred income tax liabilities, which has been excluded from as adjusted results; and
•	nonrecurring tax benefits of $75 million.

The as adjusted effective tax rate of 29.3% and 27.8% for the three and nine months ended September 30, 2015, respectively, excluded the net noncash benefit of $6 million and the net noncash expense of $10 million, respectively, mentioned above, as it will not have a cash flow impact and to ensure comparability among periods presented.

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

	September 30, 2016
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Funds(2)	As Adjusted
Assets
Cash and cash equivalents	$5,454	$—	$52	$5,402
Accounts receivable	2,601	—	—	2,601
Investments	1,731	—	62	1,669
Assets of consolidated VIEs
Cash and cash equivalents	161	—	161	—
Investments	1,411	—	439	972
Other assets	183	—	183	—
Separate account assets and collateral held under securities lending agreements	183,169	183,169	—	—
Other assets(3)	1,518	—	(11)	1,529
Subtotal	196,228	183,169	886	12,173
Goodwill and intangible assets, net	30,511	—	—	30,511
Total assets	$226,739	$183,169	$886	$42,684
Liabilities
Accrued compensation and benefits	$1,481	$—	$—	$1,481
Accounts payable and accrued liabilities	1,354	—	—	1,354
Liabilities of consolidated VIEs	272	—	272	—
Borrowings	4,961	—	—	4,961
Separate account liabilities and collateral liabilities under securities lending agreements	183,169	183,169	—	—
Deferred income tax liabilities(4)	4,832	—	—	4,832
Other liabilities	1,109	—	(43)	1,152
Total liabilities	197,178	183,169	229	13,780
Equity
Total stockholders’ equity	28,904	—	—	28,904
Noncontrolling interests	657	—	657	—
Total equity	29,561	—	657	28,904
Total liabilities and equity	$226,739	$183,169	$886	$42,684

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts represent the portion of assets and liabilities of Consolidated Sponsored Investment Funds attributable to noncontrolling interests.
(3)	Amounts include property and equipment and other assets.
(4)	Amount includes approximately $5.6 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of September 30, 2016 and December 31, 2015 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.     Cash and cash equivalents at September 30, 2016 and December 31, 2015 included $60 million and $100 million, respectively, of cash held by consolidated sponsored investment funds (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the three and nine months ended September 30, 2016).

Accounts receivable at September 30, 2016 increased $364 million from December 31, 2015 primarily due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities). Investments were $1,731 million at September 30, 2016 (for more information see Investments herein). Goodwill and intangible assets increased $16 million from December 31, 2015, primarily due to the BofA Global Capital Management transaction, partially offset by $75 million of amortization of intangible assets. Other assets (including property and equipment) increased $82 million from December 31, 2015, primarily related to an increase in current taxes receivable and earnings from certain strategic investments.

Liabilities.    Accrued compensation and benefits at September 30, 2016 decreased $490 million from December 31, 2015, primarily due to 2015 incentive compensation cash payments in the first quarter of 2016, partially offset by 2016 incentive compensation accruals. Accounts payable and accrued liabilities at September 30, 2016 increased $286 million from December 31, 2015 due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable).

Net deferred income tax liabilities at September 30, 2016 decreased $19 million, primarily as a result of revaluation of certain deferred income tax liabilities due to the tax legislation enacted in the United Kingdom. Other liabilities increased $76 million from December 31, 2015, primarily resulting from an increase in contingent liabilities related the BofA Global Capital Management transaction.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,731 million and $1,411 million, respectively, at September 30, 2016. Total Investments include consolidated investments held by sponsored investment funds accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	September 30,	December 31,
(in millions)	2016	2015
Investments, GAAP	$1,731	$1,578
Investments held by consolidated VIEs, GAAP	1,411	1,030
Total Investments	3,142	2,608
Investments held by consolidated VREs	(575)	(700)
Investments held by consolidated VIEs	(1,411)	(1,030)
Net interest in consolidated VREs	513	616
Net interest in consolidated VIEs(1)	972	733
Total Investments, as adjusted	2,641	2,227
Federal Reserve Bank stock	(89)	(93)
Deferred compensation investments	(67)	(79)
Hedged investments	(526)	(407)
Carried interest (VIEs/VREs)	(108)	(100)
Total “economic” investment exposure	$1,851	$1,548

(1)

Amount includes $82 million and $81 million of carried interest (VIEs) as of September 30, 2016 and December 31, 2015, respectively, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(in millions)	2016	2015
Private equity	$348	$375
Real assets	109	104
Other alternatives(1)	238	227
Other investments(2)	1,156	842
Total “economic” investment exposure	$1,851	$1,548

(1)	Other alternatives include distressed credit/mortgage funds/opportunistic funds and hedge funds/funds of hedge funds.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as U.K. government securities, primarily held for regulatory purposes.

As adjusted investment activity for the nine months ended September 30, 2016 was as follows:

(in millions)
Total Investments, as adjusted, December 31, 2015	$2,227
Purchases/capital contributions	980
Sales/maturities	(583)
Distributions(1)	(80)
Market appreciation(depreciation)/earnings from equity method investments	98
Carried interest capital allocations/distributions received	8
Other	(9)
Total Investments, as adjusted, September 30, 2016	$2,641

(1)	Amount includes distributions representing return of capital and return on investments.

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Funds:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash and cash equivalents, December 31, 2015	$6,083	$100	$5,983
Cash flows from operating activities	962	(1,003)	1,965
Cash flows from investing activities	(243)	(36)	(207)
Cash flows from financing activities	(1,180)	999	(2,179)
Effect of exchange rate changes on cash and cash equivalents	(168)	—	(168)
Net change in cash and cash equivalents	(629)	(40)	(589)
Cash and cash equivalents, September 30, 2016	$5,454	$60	$5,394

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

Cash outflows from investing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the nine months ended September 30, 2016 were $207 million and primarily reflected $290 million of investment purchases, $88 million of purchases of property and equipment, and $30 million related to the BofA Global Capital Management transaction, partially offset by $175 million of net proceeds from sales and maturities of certain investments.

Cash outflows from financing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the nine months ended September 30, 2016 were $2,179 million, primarily resulting from $1,118 million of share repurchases, including $850 million in open market-transactions and $268 million of employee tax withholdings related to employee stock transactions and $1,171 million of cash dividend payments, partially offset by $81 million of excess tax benefits from vested stock-based compensation awards.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
(in millions)	2016	2015
Cash and cash equivalents(1)	$5,454	$6,083
Cash and cash equivalents held by consolidated sponsored investment funds, excluding VIEs(2)	(60)	(100)
Subtotal	5,394	5,983
Credit facility – undrawn	4,000	4,000
Total liquidity resources(3)	$9,394	$9,983

(1)

The percentage of cash and cash equivalents held by the Company’s U.S. subsidiaries was approximately 55% and 50% at September 30, 2016 and December 31, 2015, respectively.  See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)	Amount at December 31, 2015 does not reflect year-end incentive compensation accruals of approximately $1.5 billion, which were paid in the first quarter of 2016.

Total liquidity resources decreased $589 million during the nine months ended September 30, 2016, primarily reflecting cash payments of 2015 year-end incentive awards, share repurchases of $1,118 million and cash dividend payments of $1,171 million, partially offset by cash flows from other operating activities.

A significant portion of the Company’s $2,641 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.    The Company repurchased 2.4 million common shares in open-market transactions under the share repurchase program for approximately $850 million during the nine months ended September 30, 2016.

At September 30, 2016, there were 3.8 million shares still authorized to be repurchased.

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

BlackRock Institutional Trust Company, N.A. (“BTC”) is chartered as a national bank that does not accept client deposits and whose powers are limited to trust and other fiduciary activities. BTC provides investment management services, including investment advisory and securities lending agency services, to institutional investors and other clients. BTC is subject to regulatory capital and liquid asset requirements administered by the Office of the Comptroller of the Currency.

At September 30, 2016 and December 31, 2015, the Company was required to maintain approximately $1.3 billion and $1.1 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2016 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2016 to extend the maturity date to March 2021 (the “2016 credit facility”). The 2016 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2016 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2016 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2016. The 2016 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At September 30, 2016, the Company had no amount outstanding under the 2016 credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion.  The commercial paper program is currently supported by the 2016 credit facility. At September 30, 2016, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At September 30, 2016, the principal amount of long-term borrowings outstanding was $4.987 billion. See Note 12, Borrowings, in the 2015 Form 10-K for more information on borrowings outstanding as of December 31, 2015.

During the nine months ended September 30, 2016, the Company paid approximately $142 million of interest on long-term borrowings. Future principal repayments and interest requirements at September 30, 2016 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2016	$—	$54	$54
2017	700	196	896
2018	—	152	152
2019	1,000	152	1,152
2020	—	102	102
2021	750	86	836
Thereafter(1)	2,537	139	2,676
Total	$4,987	$881	$5,868

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes represents the expected payment amounts using foreign exchange rates as of September 30, 2016.

Investment Commitments.    At September 30, 2016, the Company had $194 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $194 million, the Company had approximately $12 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.     In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products.  The fair value of the remaining aggregate contingent payments at September 30, 2016 totaled $118 million, including $76 million related to the BofA Global Capital Management transaction, and is included in other liabilities on the condensed consolidated statement of financial condition.

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

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At September 30, 2016, the Company indemnified certain of its clients for their securities lending loan balances of approximately $171.8 billion. The Company held, as agent, cash and securities totaling $182.5 billion as collateral for indemnified securities on loan at September 30, 2016. The fair value of these indemnifications was not material at September 30, 2016.

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

At September 30, 2016, BlackRock was determined to be the PB for certain investment products that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. See Note 5, Variable Interest Entities, in the notes to the condensed consolidated financial statements contained in the Part 1, Item 1 of this filing for more information.

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

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At September 30, 2016 and December 31, 2015, the Company had $128 million and $143 million, respectively, of deferred carried interest recorded in liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest liability will be paid to certain employees. The ultimate timing of the recognition of performance fee revenue, if any, for these products is unknown.

The following table presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Beginning balance	$131	$172	$143	$105
Net increase (decrease)	8	(3)	7	70
Performance fee revenue recognized	(11)	(12)	(22)	(18)
Ending balance	$128	$157	$128	$157

Accounting Developments

For accounting pronouncements that the Company adopted during the nine months ended September 30, 2016 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2016, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At September 30, 2016, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $478 million and $48 million, respectively.

At September 30, 2016, approximately $2.0 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,851 million. See Balance Sheet Overview- Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk.    At September 30, 2016, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $906 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $90.6 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At September 30, 2016, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $945 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $21.8 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the pound sterling and euro, was $479 million at September 30, 2016. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $47.9 million decline in the carrying value of such investments.

Other Market Risks.    The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At September 30, 2016, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $121 million.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2016 through July 31, 2016	218,220	(2)	$360.51	217,436	4,312,657
August 1, 2016 through August 31, 2016	492,899	(2)	$370.05	488,723	3,823,934
September 1, 2016 through September 30, 2016	43,100	(2)	$371.95	42,264	3,781,670
Total	754,219		$367.40	748,423

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary Shedlin
Date: November 8, 2016		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document