Form 10-K
period 2016-12-31
BlackRock Inc.
filed 2017-02-28
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock and nonvoting common stock equivalents held by nonaffiliates of the registrant as of June 30, 2016 was approximately $55.2 billion.

As of January 31, 2017, there were 162,250,955 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2017 annual meeting of stockholders to be held on May 25, 2017 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Part I

Item 1. Business

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $5.1 trillion of assets under management (“AUM”) at December 31, 2016. With employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

Our diverse platform of active (alpha) and index (beta) investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Our product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective investment funds and other pooled investment vehicles. We also offer our BlackRock Solutions® investment and risk management technology platform, Aladdin®, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management investors. The Company is highly regulated and serves its clients as a fiduciary. We do not engage in proprietary trading activities that could conflict with the interests of our clients.

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

BlackRock is an independent, publicly traded company, with no single majority shareholder and over two-thirds of its Board of Directors consisting of independent directors. At December 31, 2016, The PNC Financial Services Group, Inc. (“PNC”) held 21.3% of BlackRock’s voting common stock and 22.0% of BlackRock’s capital stock, which includes outstanding common stock and nonvoting preferred stock.

Management seeks to achieve attractive returns for stockholders over time by, among other things, capitalizing on the following factors:

•	the Company’s focus on strong performance providing alpha for active products and limited or no tracking error for index products;
•

the Company’s global reach and commitment to best practices around the world, with approximately 48% of employees outside the United States supporting local investment capabilities and serving clients, and approximately 40% of total AUM managed for clients domiciled outside the United States;

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

•	the Company’s longstanding commitment to technology and risk management and the continued development of, and increased interest in, BRS products and services.

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

Financial Highlights

(in millions, except per share data)	2016	2015	2014	2013	2012	5-Year CAGR(4)
Total revenue	$11,155	$11,401	$11,081	$10,180	$9,337	4%
Operating income	$4,570	$4,664	$4,474	$3,857	$3,524	7%
Operating margin	41.0%	40.9%	40.4%	37.9%	37.7%	3%
Nonoperating income (expense)(1)	$(108)	$(69)	$(49)	$97	$(36)	N/A
Net income attributable to BlackRock, Inc.	$3,172	$3,345	$3,294	$2,932	$2,458	6%
Diluted earnings per common share	$19.04	$19.79	$19.25	$16.87	$13.79	9%

(in millions, except per share data)	2016	2015	2014	2013	2012	5-Year CAGR(4)
As adjusted(2):
Operating income	$4,674	$4,695	$4,563	$4,024	$3,574	7%
Operating margin(2)	43.7%	42.9%	42.9%	41.4%	40.4%	2%
Nonoperating income (expense)(1)	$(108)	$(70)	$(56)	$7	$(42)	N/A
Net income attributable to BlackRock, Inc.(3)	$3,214	$3,313	$3,310	$2,882	$2,438	7%
Diluted earnings per common share(3)	$19.29	$19.60	$19.34	$16.58	$13.68	10%

N/A	— not applicable
(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).
(2)

BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures.

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures”, for further information on non-GAAP financial measures and for as adjusted items for 2016, 2015, and 2014. In 2013, the Company made a charitable contribution of approximately six million units of the Company’s investment in PennyMac Financial Services, Inc. (“PennyMac”) to a donor advised fund.  The expense related to the charitable contribution was excluded from operating income, as adjusted, due to its nonrecurring nature and because the noncash, nonoperating pre-tax gain directly related to the contributed PennyMac investment was reported in nonoperating income (expense).  In 2012, operating income, as adjusted, included an adjustment related to estimated lease exit costs initially recorded in 2011 and the contribution to certain of the Company’s bank-managed short-term investment funds.  In 2013 and 2012, the portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately did not impact BlackRock’s book value. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense).

(3)

Net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted exclude the after-tax impact of the items listed above and also include the effect on deferred income tax expense resulting from certain income tax matters.

(4)	Percentage represents compounded annual growth rate (“CAGR”) over a five-year period (2011-2016).

Assets Under Management

The Company’s AUM by product type for the years 2012 through 2016 is presented below.

	December 31,
(in millions)	2016	2015	2014	2013	2012	5-Year CAGR(1)
Equity	$2,657,176	$2,423,772	$2,451,111	$2,317,695	$1,845,501	11%
Fixed income	1,572,365	1,422,368	1,393,653	1,242,186	1,259,322	5%
Multi-asset	395,007	376,336	377,837	341,214	267,748	12%
Alternatives	116,938	112,839	111,240	111,114	109,795	2%
Long-term	4,741,486	4,335,315	4,333,841	4,012,209	3,482,366	9%
Cash management	403,584	299,884	296,353	275,554	263,743	10%
Advisory	2,782	10,213	21,701	36,325	45,479	(53)%
Total	$5,147,852	$4,645,412	$4,651,895	$4,324,088	$3,791,588	8%

(1)	Percentage represents CAGR over a five-year period (2011-2016).

Component changes in AUM by product type for the five years ended December 31, 2016 are presented below.

(in millions)	December 31, 2011	Net inflows (outflows)	Adjustment/ acquisitions(1)	Market change	FX impact	December 31, 2016	5-Year CAGR(2)
Equity	$1,560,106	$279,876	$11,461	$952,669	$(146,936)	$2,657,176	11%
Fixed income	1,247,722	238,004	3,494	212,383	(129,238)	1,572,365	5%
Multi-asset	225,170	108,411	6,442	85,031	(30,047)	395,007	12%
Alternatives	104,948	2,187	21,497	(3,398)	(8,296)	116,938	2%
Long-term	3,137,946	628,478	42,894	1,246,685	(314,517)	4,741,486	9%
Cash management	254,665	77,538	80,635	3,789	(13,043)	403,584	10%
Advisory	120,070	(112,384)	—	160	(5,064)	2,782	(53)%
Total	$3,512,681	$593,632	$123,529	$1,250,634	$(332,624)	$5,147,852	8%

(1)

Amounts include AUM acquired from Claymore Investments, Inc. (“Claymore”) in March 2012, Swiss Re Private Equity Partners (“SRPEP”) in September 2012, Credit Suisse’s ETF franchise (“Credit Suisse ETF Transaction”) in July 2013 and MGPA in October 2013. Amounts also include AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC (“BKCA”) in March 2015, AUM acquired from Infraestructura Institucional and FutureAdvisor in October 2015 and AUM

acquired in the BofA® Global Capital Management transaction in April 2016. In addition, amounts include other reclassifications to conform to current period combined AUM policy and presentation.
(2)	Percentage represents CAGR over a five-year period (2011-2016).

AUM represents the broad range of financial assets we manage for clients on a discretionary basis pursuant to investment management agreements that are expected to continue for at least 12 months. In general, reported AUM reflects the valuation methodology that corresponds to the basis used for determining revenue (for example, net asset value). Reported AUM does not include assets for which we provide risk management or other forms of nondiscretionary advice, or assets that we are retained to manage on a short-term, temporary basis.

Investment management fees are typically expressed as a percentage of AUM. We also earn performance fees on certain portfolios relative to an agreed-upon benchmark or return hurdle. On some products, we also may earn securities lending revenue. In addition, BlackRock offers its proprietary Aladdin investment system as well as risk management, outsourcing, advisory and technology services, to institutional investors and wealth management intermediaries under the BlackRock Solutions name. Revenue for these services may be based on several criteria including value of positions, number of users, accomplishment of specific deliverables or other objectives.

At December 31, 2016, total AUM was $5.1 trillion, representing a CAGR of 8% over the last five years. AUM growth during the period was achieved through the combination of net market valuation gains, net inflows and acquisitions, including Claymore and SRPEP, which collectively added $13.7 billion of AUM in 2012, Credit Suisse and MGPA, which collectively added $26.9 billion of AUM in 2013, BKCA, Infraestructura Institucional and FutureAdvisor, which collectively added $2.2 billion of AUM in 2015 and BofA Global Capital Management which added $80.6 billion of AUM in 2016. Our AUM mix encompasses a broadly diversified product range, as described below.

The Company considers the categorization of its AUM by client type, product type, investment style and client region useful to understanding its business. The following discussion of the Company’s AUM will be organized as follows:

Client Type	Product Type	Investment Style	Client Region
☐ Retail	☐ Equity	☐ Active	☐ Americas
☐ iShares	☐ Fixed Income	☐ Index and iShares	☐ Europe, the Middle East and Africa (“EMEA”)
☐ Institutional	☐ Multi-asset		☐ Asia-Pacific
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

AUM by investment style and client type at December 31, 2016 is presented below.

(in millions)	Retail	iShares	Institutional	Total
Active	$491,078	$—	$1,009,974	$1,501,052
Non-ETF Index	50,874	—	1,901,681	1,952,555
iShares	—	1,287,879	—	1,287,879
Long-term	541,952	1,287,879	2,911,655	4,741,486
Cash management	26,222	—	377,362	403,584
Advisory	—	—	2,782	2,782
Total	$568,174	$1,287,879	$3,291,799	$5,147,852

Retail

BlackRock serves retail investors globally through a wide array of vehicles across the active and passive spectrum, including separate accounts, open-end and closed-end funds, unit trusts and private investment funds. Retail investors are served principally through intermediaries, including broker-dealers, banks, trust companies, insurance companies and independent financial advisors. Clients invest primarily in mutual funds, which totaled $443.0 billion, or 82%, of retail long-term AUM at year-end, with the remainder invested in private investment funds and separately managed accounts (“SMAs”). 91% of long-term retail AUM is invested in active products, although this is impacted by iShares, which has a significant retail component, and is shown separately. Retail represented 12% of long-term AUM at December 31, 2016 and 34% of long-term base fees for 2016.

Component changes in retail long-term AUM for 2016 are presented below.

(in millions)	December 31, 2015	Net inflows (outflows)	Market change	FX impact	December 31, 2016
Equity	$193,755	$(7,429)	$15,456	$(5,561)	$196,221
Fixed income	212,653	8,407	3,130	(1,934)	222,256
Multi-asset	115,307	(9,367)	3,100	(1,043)	107,997
Alternatives	19,410	(2,935)	(835)	(162)	15,478
Total	$541,125	$(11,324)	$20,851	$(8,700)	$541,952

The retail client base is diversified geographically, with 71% of long-term AUM managed for investors based in the Americas, 23% in EMEA and 6% in Asia-Pacific at year-end 2016.

•

U.S. retail long-term net outflows of $5.3 billion reflected net outflows from equity, multi-asset and alternatives, partially offset by fixed income net inflows of $3.9 billion. Fixed income net inflows were diversified across exposures and products, with strong flows into our municipal, total return and high yield bond offerings. Equity net outflows of $1.1 billion were driven by outflows in U.S. equity funds, in what was a challenged year for the U.S. active mutual fund industry.  Multi-asset net outflows of $5.7 billion were primarily due to outflows from world allocation strategies.

•

International retail long-term net outflows of $6.0 billion were due to net outflows from equity, multi-asset and alternatives, partially offset by fixed income net inflows of $4.5 billion. Fixed income net inflows were led by emerging market and Asia debt offerings, as well as inflows into index fixed income mutual funds. Equity net outflows of $6.3 billion were primarily due to outflows from European and U.K. equities, with political and market uncertainty contributing to a risk-off environment in the region. Multi-asset net outflows of $3.7 billion reflected net outflows from world allocation strategies.

iShares

iShares is the leading ETF provider in the world, with $1.3 trillion of AUM at December 31, 2016 and was the top asset gatherer globally in 20161 with record net inflows of $140.5 billion resulting in an organic growth rate of 13%. Equity net inflows of $74.9 billion were driven by flows into the Core range and into funds with U.S. and broad developed market equity exposures. Record fixed income net inflows of $59.9 billion were diversified across exposures and product lines, led by flows into the Core range, corporate and high yield bond funds. iShares multi-asset and alternatives funds contributed a combined $5.7 billion of net inflows, primarily into commodities funds. iShares represented 27% of long-term AUM at December 31, 2016 and 36% of long-term base fees for 2016.

Component changes in iShares AUM for 2016 are presented below.

(in millions)	December 31, 2015	Net inflows	Market change	FX impact	December 31, 2016
Equity	$823,156	$74,914	$56,469	$(3,287)	$951,252
Fixed income	254,190	59,913	3,782	(3,178)	314,707
Multi-asset	2,730	354	61	4	3,149
Alternatives(1)	12,485	5,298	1,055	(67)	18,771
Total	$1,092,561	$140,479	$61,367	$(6,528)	$1,287,879

(1)	Amounts include commodity iShares.

Our broad iShares product range offers investors a precise, transparent and efficient way to tap market returns and gain access to a full range of asset classes and global markets that have been difficult for many investors to access, as well as the liquidity required to make adjustments to their exposures quickly and cost-efficiently.

•

U.S. iShares AUM ended 2016 at $967.3 billion with $106.9 billion of net inflows driven by strong demand for the Core range and U.S. and broad developed market equities as well as a diverse range of fixed income products.[2] In 2016, we saw increased investor focus on risk-aware, “smart beta” products, which saw $20.2 billion of net inflows.

•

International iShares AUM ended 2016 at $320.5 billion with net inflows of $33.6 billion led by fixed income net inflows of $21.9 billion, diversified across high yield, emerging market and investment grade corporate bond funds.[2] Our international Core ranges in Canada and Europe demonstrated solid results in their third year, raising a combined $11.6 billion in net inflows as we continue to expand our international presence among buy-and-hold investors.

Institutional

BlackRock’s institutional AUM is well diversified by both product and region, and we serve institutional investors on six continents in sub-categories including: pensions, endowments and foundations, official institutions, and financial institutions.

1	Source: BlackRock; Bloomberg
2	Regional iShares amounts based on jurisdiction of product, not underlying client

Component changes in Institutional long-term AUM for 2016 are presented below.

(in millions)	December 31, 2015	Net inflows (outflows)	Market change	FX impact	December 31, 2016
Active:
Equity	$121,442	$(7,449)	$11,112	$(4,406)	$120,699
Fixed income	514,428	10,234	20,242	(8,177)	536,727
Multi-asset	252,041	13,322	18,516	(6,946)	276,933
Alternatives	74,941	1,811	619	(1,756)	75,615
Active subtotal	962,852	17,918	50,489	(21,285)	1,009,974
Index:
Equity	1,285,419	(8,612)	135,997	(23,800)	1,389,004
Fixed income	441,097	41,401	55,665	(39,488)	498,675
Multi-asset	6,258	(82)	843	(91)	6,928
Alternatives	6,003	784	790	(503)	7,074
Index subtotal	1,738,777	33,491	193,295	(63,882)	1,901,681
Total	$2,701,629	$51,409	$243,784	$(85,167)	$2,911,655

Institutional active AUM ended 2016 at $1.0 trillion, reflecting $17.9 billion of net inflows. Institutional active represented 21% of long-term AUM and 20% of long-term base fees. Growth in AUM reflected continued strength in multi-asset products with net inflows of $13.3 billion reflecting ongoing demand for solutions offerings and the LifePath® target-date suite. Our top-performing fixed income platform generated net inflows of $10.2 billion, diversified across exposures. Alternatives net inflows of $1.8 billion were led by inflows into infrastructure and alternatives solutions offerings. In addition, 2016 was another strong fundraising year for illiquid alternatives, and we raised $5.0 billion in new commitments, which will be a source of future net inflows. Equity net outflows of $7.4 billion reflected fundamental and scientific net outflows of $5.0 billion and $2.4 billion, respectively.

Institutional index AUM totaled $1.9 trillion at December 31, 2016, reflecting net inflows of $33.5 billion. Fixed income net inflows of $41.4 billion were driven by demand for liability-driven investment solutions, particularly in Europe. Equity net outflows of $8.6 billion were primarily due to low-fee regional index equity outflows as clients looked to re-allocate, re-balance or meet their cash needs. Institutional index represented 40% of long-term AUM at December 31, 2016 and accounted for 10% of long-term base fees for 2016.

The Company’s institutional clients consist of the following:

•

Pensions, Foundations and Endowments. BlackRock is among the world’s largest managers of pension plan assets with $1.989 trillion, or 68%, of long-term institutional AUM managed for defined benefit, defined contribution and other pension plans for corporations, governments and unions at December 31, 2016. The market landscape continues to shift from defined benefit to defined contribution, driving strong flows in our defined contribution channel, which had $18.5 billion of long-term net inflows for the year, driven by continued demand for our LifePath target-date suite. Defined contribution represented $703.5 billion of total pension AUM, and we remain well positioned to capitalize on the on-going evolution of the defined contribution market and demand for outcome-oriented investments. An additional $61.0 billion, or 2%, of long-term institutional AUM was managed for other tax-exempt investors, including charities, foundations and endowments.

•

Official Institutions. BlackRock manages $181.9 billion, or 6%, of long-term institutional AUM for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies at year-end 2016. These clients often require specialized investment advice, the use of customized benchmarks and training support.  Outflows from official institutions clients of $14.6 billion were primarily from index mandates, linked to clients’ asset allocation, re-balancing and cash needs.

•

Financial and Other Institutions. BlackRock is a top independent manager of assets for insurance companies, which accounted for $272.8 billion, or 10%, of institutional long-term AUM at year-end 2016. Long-term net inflows from insurance clients totaled $30.9 billion, driven by demand for highly customized solutions.  Assets managed for other taxable institutions, including corporations, banks and third-party fund sponsors for which we provide sub-advisory services, totaled $406.5 billion, or 14%, of long-term institutional AUM at year-end.

Product Type and investment style

Component changes in AUM by product type and investment style for 2016 are presented below.

(in millions)	December 31, 2015	Net inflows (outflows)	Acquisition(1)	Market change	FX impact	December 31, 2016
Equity:
Active	$281,319	$(20,230)	$—	$21,045	$(7,101)	$275,033
iShares	823,156	74,914	—	56,469	(3,287)	951,252
Non-ETF index	1,319,297	(3,260)	—	141,520	(26,666)	1,430,891
Equity subtotal	2,423,772	51,424	—	219,034	(37,054)	2,657,176
Fixed income:
Active	719,653	16,625	—	22,742	(9,024)	749,996
iShares	254,190	59,913	—	3,782	(3,178)	314,707
Non-ETF index	448,525	43,417	—	56,295	(40,575)	507,662
Fixed income subtotal	1,422,368	119,955	—	82,819	(52,777)	1,572,365
Multi-asset	376,336	4,227	—	22,520	(8,076)	395,007
Alternatives:
Core	92,085	(1,165)	—	(291)	(1,999)	88,630
Currency and commodities	20,754	6,123	—	1,920	(489)	28,308
Alternatives subtotal	112,839	4,958	—	1,629	(2,488)	116,938
Long-term	4,335,315	180,564	—	326,002	(100,395)	4,741,486
Cash management	299,884	29,228	80,635	430	(6,593)	403,584
Advisory	10,213	(7,601)	—	(68)	238	2,782
Total	$4,645,412	$202,191	$80,635	$326,364	$(106,750)	$5,147,852

(1)	Amount represents AUM acquired in the BofA Global Capital Management transaction in April 2016.

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

Although many clients use both active and index strategies, the application of these strategies may differ. For example, clients may use index products to gain exposure to a market or asset class, or may use a combination of index strategies to target active returns. In addition, institutional non-ETF index assignments tend to be very large (multi-billion dollars) and typically reflect low fee rates. This has the potential to exaggerate the significance of net flows in institutional index products on BlackRock’s revenues and earnings.

Equity

Year-end 2016 equity AUM totaled $2.657 trillion, reflecting net inflows of $51.4 billion. Net inflows included $74.9 billion into iShares, driven by net inflows into the Core ranges and broad developed and emerging market equities. iShares net inflows were partially offset by active and non-ETF index net outflows of $20.2 billion and $3.3 billion, respectively.

BlackRock’s effective fee rates fluctuate due to changes in AUM mix. Approximately half of BlackRock’s equity AUM is tied to international markets, including emerging markets, which tend to have higher fee rates than U.S. equity strategies. Accordingly, fluctuations in international equity markets, which may not consistently move in tandem with U.S. markets, have a greater impact on BlackRock’s effective equity fee rates and revenues.

Fixed Income

Fixed income AUM ended 2016 at $1.572 trillion, reflecting net inflows of $120.0 billion. In 2016, active net inflows of $16.6 billion were diversified across fixed income offerings, and included strong inflows from insurance clients. Fixed income iShares net inflows of $59.9 billion were led by flows into the Core ranges, emerging market, high yield and corporate bond funds.  Non-ETF index net inflows of $43.4 billion were driven by demand for liability-driven investment solutions.

Multi-Asset

BlackRock’s multi-asset team manages a variety of balanced funds and bespoke mandates for a diversified client base that leverages our broad investment expertise in global equities, bonds, currencies and commodities, and our extensive risk management capabilities. Investment solutions might include a combination of long-only portfolios and alternative investments as well as tactical asset allocation overlays.

Component changes in multi-asset AUM for 2016 are presented below.

(in millions)	December 31, 2015	Net inflows (outflows)	Market change	FX impact	December 31, 2016
Asset allocation and balanced	$185,836	$(10,332)	$6,705	$(5,534)	$176,675
Target date/risk	125,664	13,500	10,189	79	149,432
Fiduciary	64,433	998	5,585	(2,621)	68,395
FutureAdvisor(1)	403	61	41	—	505
Total	$376,336	$4,227	$22,520	$(8,076)	$395,007
(1)	The FutureAdvisor amount does not include AUM that was held in iShares holdings.

Multi-asset net inflows reflected ongoing institutional demand for our solutions-based advice with $13.2 billion of net inflows coming from institutional clients. Defined contribution plans of institutional clients remained a significant driver of flows, and contributed $11.3 billion to institutional multi-asset net inflows in 2016, primarily into target date and target risk product offerings. Retail net outflows of $9.4 billion were primarily due to outflows from world allocation strategies.

The Company’s multi-asset strategies include the following:

•

Asset allocation and balanced products represented 45% of multi-asset AUM at year-end. These strategies combine equity, fixed income and alternative components for investors seeking a tailored solution relative to a specific benchmark and within a risk budget. In certain cases, these strategies seek to minimize downside risk through diversification, derivatives strategies and tactical asset allocation decisions. Flagship products in this category include our Global Allocation and Multi-Asset Income fund families.

•

Target date and target risk products grew 11% organically in 2016, with net inflows of $13.5 billion. Institutional investors represented 94% of target date and target risk AUM, with defined contribution plans accounting for 88% of AUM. Flows were driven by defined contribution investments in our LifePath and LifePath Retirement Income® offerings. LifePath products utilize a proprietary asset allocation model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing.

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

•

FutureAdvisor is a digital wealth management platform, acquired by BlackRock in October 2015. FutureAdvisor operates as a service within BlackRock Solutions, providing financial institutions with technology-enabled advice capabilities to improve their clients’ investment experience. As consumers increasingly engage with technology to invest, BlackRock and FutureAdvisor are positioned to empower distribution partners to better serve their clients by combining FutureAdvisor’s technology-enabled advice with BlackRock’s multi-asset investment capabilities, proprietary technology and risk analytics.

Alternatives

BlackRock alternatives focus on sourcing and managing high-alpha investments with lower correlation to public markets and developing a holistic approach to address client needs in alternatives investing. Our alternatives products fall into two main categories — 1) core alternatives, and 2) currency and commodities. Core includes alternative solutions, direct hedge funds, hedge fund and private equity solutions (funds of funds), opportunistic private equity and credit, real estate and infrastructure offerings. BlackRock alternatives products are described below.

In 2016, alternatives generated $5.0 billion of net inflows, driven by net inflows into currency and commodities and infrastructure.  BlackRock returned $6.1 billion of capital to investors upon the completion of investment periods, which is included in outflows. The largest contributors to return of capital were real estate and private equity solutions. In addition, we raised $5.0 billion of new commitments in 2016 across a variety of strategies, including private equity solutions, hedge fund solutions, opportunistic credit, alternative solutions, real estate and infrastructure. At year-end, we had $10.8 billion of non-fee paying, unfunded, uninvested commitments, which are expected to be deployed in future years; these commitments are not included in AUM or flows until they are invested.

We believe that as alternatives become more conventional and investors adapt their asset allocation strategies, investors will further increase their use of alternative investments to complement core holdings.  As a top ten alternative provider3 our highly diversified $116.9 billion alternatives franchise is well positioned to meet growing demand from both institutional and retail investors.

Component changes in alternatives AUM for 2016 are presented in the table below.

(in millions)	December 31, 2015	Net inflows (outflows)	Market change	FX impact	December 31, 2016	Memo: return of capital(1)
Core alternatives:
Alternative solutions	$1,886	$651	$92	$(1)	$2,628	$(326)
Hedge funds:
Direct hedge fund strategies	31,051	(2,868)	(613)	(599)	26,971	—
Hedge fund solutions	20,117	133	142	(73)	20,319	(110)
Hedge funds subtotal	51,168	(2,735)	(471)	(672)	47,290	(110)
Illiquid and opportunistic:
Private equity solutions	12,409	(367)	12	(38)	12,016	(1,624)
Opportunistic private equity and credit strategies	2,372	6	(90)	—	2,288	(577)
Illiquid and opportunistic subtotal	14,781	(361)	(78)	(38)	14,304	(2,201)
Real assets:
Real estate	20,762	(442)	292	(1,111)	19,501	(3,079)
Infrastructure	3,488	1,722	(126)	(177)	4,907	(406)
Real assets subtotal	24,250	1,280	166	(1,288)	24,408	(3,485)
Core alternatives subtotal	92,085	(1,165)	(291)	(1,999)	88,630	(6,122)
Currency and commodities	20,754	6,123	1,920	(489)	28,308	-
Total	$112,839	$4,958	$1,629	$(2,488)	$116,938	$(6,122)
(1)	Return of capital is included in outflows.

3	Source: Towers Watson, July 2016

Core

The Company’s core alternatives strategies include the following:

•	Alternative Solutions represent highly customized portfolios of alternative investments. In 2016, alternative solutions portfolios had $0.7 billion of net inflows.
•

Hedge Funds net outflows of $2.7 billion were due to net outflows of $2.8 billion from direct hedge funds, partially offset by $0.1 billion of net inflows in hedge fund solutions. Direct hedge fund AUM includes a variety of single- and multi-strategy offerings.

•

Illiquid and Opportunistic AUM included $12.0 billion in private equity solutions and $2.3 billion in opportunistic private equity and credit offerings. Net outflows of $0.4 billion were predominantly from private equity solutions.

•	Real Assets AUM, which includes infrastructure and real estate, totaled $24.4 billion, reflecting net inflows of $1.3 billion.

Currency and Commodities

The Company’s currency and commodities products include a range of active and passive products.

Currency and commodities products had $6.1 billion of net inflows, primarily driven by iShares. Our iShares commodities products represented $18.8 billion of AUM and are not eligible for performance fees.

Cash Management

Cash management AUM totaled $403.6 billion at December 31, 2016. Cash management products include taxable and tax-exempt money market funds and customized separate accounts. Portfolios are denominated in U.S. dollars, Canadian dollars, Australian dollars, Euros, Swiss Francs or British pounds. We generated net inflows of $29.2 billion during 2016, primarily into government funds as clients shifted their cash allocations away from institutional prime and municipal funds ahead of U.S. money market reform. All BlackRock U.S. money market funds were brought into full compliance with new regulatory requirements in advance of the October 2016 implementation date. We actively repurposed and streamlined our U.S. product lineup to meet the new requirements and will continue to adapt our fund offerings to meet the needs of our clients.  In Europe, we continue to be a market leader highlighted by our implementation of the reverse distribution mechanism in our euro funds when faced with negative rates.  In April 2016, the Company completed a transaction with BofA Global Capital Management that transferred investment management responsibilities of $80.6 billion of cash assets under management to the Company.

Client Region

Our footprints in the Americas, EMEA and Asia-Pacific regions reflect strong relationships with intermediaries and an established ability to deliver our global investment expertise in funds and other products tailored to local regulations and requirements.

AUM by product type and client region at December 31, 2016 is presented below.

(in millions)	Americas	EMEA	Asia-Pacific	Total
Equity	$1,801,088	$657,282	$198,806	$2,657,176
Fixed income	886,524	552,352	133,489	1,572,365
Multi-asset	251,178	123,645	20,184	395,007
Alternatives	59,875	36,707	20,356	116,938
Long-term	2,998,665	1,369,986	372,835	4,741,486
Cash management	294,464	106,079	3,041	403,584
Advisory	614	2,168	—	2,782
Total	$3,293,743	$1,478,233	$375,876	$5,147,852

Component changes in AUM by client region for 2016 are presented below.

(in millions)	December 31, 2015	Net inflows (outflows)	Acquisition(1)	Market change	FX impact	December 31, 2016
Americas	$2,935,026	$103,175	$78,083	$175,392	$2,067	$3,293,743
EMEA	1,348,160	100,453	2,552	140,531	(113,463)	1,478,233
Asia-Pacific	362,226	(1,437)	—	10,441	4,646	375,876
Total	$4,645,412	$202,191	$80,635	$326,364	$(106,750)	$5,147,852

(1)	Amount represents AUM acquired in the BofA Global Capital Management transaction in April 2016.

Americas.

Net inflows of $103.2 billion were driven by net inflows into fixed income and equity of $59.5 billion and $47.6 billion, respectively. During the year, we served clients through offices in 31 states in the United States as well as Canada, Mexico, Brazil, Chile, Colombia and Spain.

EMEA.

During the year, clients awarded us inflows of $100.5 billion, including inflows from investors in 23 countries across the region. EMEA net new inflows were led by fixed income net inflows of $59.9 billion, reflecting strong flows into iShares and liability-driven investment solutions. Our offerings include fund families in the United Kingdom, the Netherlands, Luxembourg and Dublin and iShares listed on stock exchanges throughout Europe as well as separate accounts and pooled investment products.

Asia-Pacific.

Clients in the Asia-Pacific region are served through offices in Japan, Australia, Hong Kong, Malaysia, Singapore, Taiwan, Korea, China, and India. Net outflows of $1.4 billion were due to multi-asset and equity net outflows of $3.5 billion and $1.5 billion, respectively, primarily due to outflows from world allocation strategies and index equity. Alternatives, fixed income and cash management saw net inflows of $2.8 billion, $0.5 billion and $0.2 billion, respectively.

Investment Performance

Investment performance across active and passive products as of December 31, 2016 was as follows:

	One-year period	Three-year period	Five-year period
Fixed Income:
Actively managed products above benchmark or peer median
Taxable	60%	78%	88%
Tax-exempt	64%	63%	73%
Index products within or above applicable tolerance	90%	99%	99%
Equity:
Actively managed products above benchmark or peer median
Fundamental	48%	62%	65%
Scientific	43%	80%	91%
Index products within or above applicable tolerance	95%	97%	97%

Performance Notes. Past performance is not indicative of future results. Except as specified, the performance information shown is as of December 31, 2016 and is based on preliminary data available at that time. The performance data shown reflects information for all actively and passively managed equity and fixed income accounts, including U.S. registered investment companies, European-domiciled retail funds and separate accounts for which performance data is available, including performance data for high net worth accounts available as of November 30, 2016. The performance data does not include accounts terminated prior to December 31, 2016 and accounts for which data has not yet been verified. If such accounts had been included, the performance data provided may have substantially differed from that shown.

Performance comparisons shown are gross-of-fees for institutional and high net worth separate accounts, and net-of-fees for retail funds. The performance tracking shown for index accounts is based on gross-of-fees performance and includes all institutional accounts and all iShares funds globally using an index strategy. AUM information is based on AUM available as of December 31, 2016 for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund. Fund performance reflects the reinvestment of dividends and distributions.

Performance shown is derived from applicable benchmarks or peer median information, as selected by BlackRock, Inc. Peer medians are based in part on data either from Lipper Inc. or Morningstar, Inc. for each included product.

BlackRock Solutions

BlackRock Solutions (“BRS”) offers investment management technology systems, risk management services and advisory services on a fee basis. Aladdin is our proprietary technology platform, which serves as the investment and risk management system for both BlackRock and a growing number of sophisticated institutional investors around the world. BRS also offers comprehensive risk reporting capabilities via the Aladdin Risk offering; middle and back office outsourcing services; and investment accounting. BRS’ Financial Markets Advisory (“FMA”) group advises global financial institutions, regulators, and government entities across a range of risk, regulatory, capital markets and strategic services. BRS also offers a number of wealth management technology tools offering digital advice, portfolio construction capabilities and risk analytics for distributors including FutureAdvisor, a digital wealth management platform that provides financial institutions with technology-enabled advice capabilities to improve their clients’ investment experience, Aladdin Portfolio Builder, which provides financial advisors with portfolio construction tools, and Aladdin Risk for Wealth Management, which provides intermediary partners with institutional-quality portfolio construction, modeling and risk analytics capabilities.

BRS record revenues of $714 million were up 11% year-over-year.  Aladdin, which represented 83% of BRS revenue for the year, continues to benefit from trends favoring global investment platform consolidation and multi-asset risk solutions. Aladdin assignments are typically long-term contracts that provide recurring revenue.

Our FMA group continued to post solid revenues, with a strong focus on helping clients navigate and implement requirements for the evolving regulatory environment. Advisory AUM decreased to $2.8 billion, driven by $7.6 billion of planned client distributions reflecting our continued success in disposing of assets for clients at, or above, targeted levels.

At year-end, BRS served clients, including banks, insurance companies, official institutions, pension funds, asset managers, retail distributors and other investors across North America, South America, Europe, Asia and Australia.

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

Outstanding loan balances ended the year at approximately $222 billion, up from $218 billion at year-end 2015. On average, liability spreads were slightly lower compared to 2015 levels.

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

Geographic Information

At December 31, 2016, BlackRock served clients in more than 100 countries across the globe, including the United States, the United Kingdom and Japan. See Note 23, Segment Information, contained in Part II, Item 8 of this filing for more information.

Employees

At December 31, 2016, BlackRock had a total of approximately 13,000 employees, including approximately 6,300 located in offices outside the United States.

REGULATION

Virtually all aspects of BlackRock’s business are subject to various laws and regulations around the world, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, investors in registered and unregistered investment companies, trust clients of BlackRock Institutional Trust Company, N.A. (“BTC”), PNC and its bank subsidiaries and their customers and the financial system. Under these laws and regulations, agencies that regulate investment advisers, investment funds and bank holding companies and other individuals and entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity or person from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations or bank charters, censures and fines both for individuals and BlackRock.

The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.

GLOBAL REGULATORY REFORM

BlackRock is subject to numerous regulatory reform initiatives around the world. Any such initiative, or any new laws or regulations or changes to, or in the enforcement of, existing laws or regulations, could materially and adversely impact the scope or profitability of BlackRock’s business activities, lead to business disruptions, require BlackRock to alter its business or operating activities and expose BlackRock to additional costs (including compliance and legal costs) as well as reputational harm. BlackRock’s profitability also could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing banking, taxation, antitrust regulation and electronic commerce.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was signed into law in the United States.  Dodd-Frank is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions, many of which have been adopted. BlackRock has commenced a conformance program to address certain regulations adopted under Dodd-Frank, as well as financial reforms that have been introduced as part of the Securities and Exchange Commission’s (“SEC”) investment company modernization initiatives.  The cost of these conformance activities has been absorbed by BlackRock; however, as the full extent of Dodd-Frank and other rules will only become evident over time, it is not yet possible to predict the ultimate effects that Dodd-Frank, or subsequent implementing regulations and decisions, will have upon BlackRock’s business, financial condition, and operating activities.

Systemically Important Financial Institution (“SIFI”) Review

Both the Financial Stability Board (“FSB”) working with the International Organization of Securities Commissions (“IOSCO”) and the Financial Stability Oversight Council (“FSOC”) are considering potential systemic risk related to asset management.  Statements made by these organizations have generally indicated that they are, at this time, focused on a products and activities, rather than designation, approach in their review of asset managers. This sentiment was most recently reiterated in the FSB’s final Policy Recommendations to Address Structural Vulnerabilities from Asset Management Activities, released in January 2017, which continues to concentrate primarily on products and activities and includes 14 recommendations largely focused on liquidity in open-end funds, leverage in funds, operational risk, and securities lending, certain of which IOSCO is expected to engage on in the future.

The FSB has indicated that it may develop criteria for designation of nonbank non-insurers in the future to address “residual risks”.   Any measures applied in relation to a global systemically important financial institution (“G-SIFI”) designation from the FSB would need to be implemented through existing regulatory processes and procedures by relevant national authorities.  In the United States, the FSOC has not indicated whether or not it intends to designate any asset managers as SIFIs.  In the event that BlackRock receives a SIFI designation, under Dodd-Frank, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) is charged with establishing enhanced regulatory requirements for nonbank financial institutions and BlackRock could become subject to direct supervision by the Federal Reserve.

SEC Rulemakings for U.S. Registered Funds and Investment Advisers

BlackRock’s business may also be impacted by SEC regulatory initiatives. The SEC and its staff continue to engage in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. In so doing, it has introduced rules that include (i) new monthly and annual reporting requirements for certain U.S. registered funds; (ii) enhanced reporting regimes for investments advisers; and (iii) the implementation of fund board approved liquidity risk management programs for ETFs and open-end funds, other than money market funds. The new rules will increase BlackRock’s public reporting and disclosure requirements, which could be costly.

The SEC has also proposed rules requiring all advisers to implement enhanced business continuity and transition plans, as well as more stringent asset segregation rules and leverage limits for U.S. registered funds, which may require funds holding derivatives to hold more cash, which, in turn, could cause performance drag and increase tracking error. In addition, the SEC has indicated an intention to propose new rules for the stress testing of registered investment companies and transition planning by asset managers, including the transfer of client assets.  While these proposals have yet to be finalized into new rules, any new rules, guidance or regulatory initiatives resulting from these efforts could expose BlackRock to additional compliance costs and may require the Company to change how it operates its business and/or manages its funds.

Regulation of Swaps and Derivatives

The SEC, the Internal Revenue Service (“IRS”) and the Commodity Futures Trading Commission each continue to review practices and regulations relating to the use of futures, swaps and other derivatives.  Such reviews could result in regulations that restrict or limit the use of such products by funds or accounts. If adopted, these limitations could require BlackRock to change certain business practices or implement new reporting or compliance processes, which could result in additional costs and/or restrictions. In December 2015, the SEC proposed a new rule governing the use of derivatives and other financial commitment transactions by investment companies that, if enacted, would represent a fundamental change in the nature of the SEC's regulations governing the use of derivatives and other financial commitment transactions by investment companies. This proposal has the potential to require BlackRock to change or restrict certain investment strategies or practices for some investment companies and incur additional costs. In some circumstances the proposed rule could make certain products less competitive with other investment options in the marketplace, which could negatively impact AUM.

Further, the full implementation of regulations under Dodd-Frank and similar regulations in the European Union (“EU”) and other global jurisdictions relating to regulation of swaps and derivatives could impact the manner in which BlackRock-advised funds and accounts use and trade swaps and other derivatives, increasing the costs of derivatives trading for BlackRock’s clients. Jurisdictions outside the U.S. or EU in which BlackRock operates also have adopted and implemented, or are in the process of considering, adopting or implementing more pervasive regulation of many elements of the financial services industry, which could further impact BlackRock and the broader markets. For example, various global rules and regulations applicable to the use of financial products by funds, accounts and counterparties that have been adopted or proposed will require BlackRock to build and implement new compliance monitoring procedures to address the enhanced level of oversight to which it and its clients will be subject. These rules introduce new requirements such as mandatory central clearing of certain swaps transactions, requiring execution of certain swaps transactions on or through registered electronic trading venues (as opposed to over the phone or other execution methods), reporting transactions to central data repositories, mandating certain documentation standards, requiring the posting and collection of initial and/or variation margin for bilateral swap transactions and subjecting certain types of listed and/or over-the-counter transactions to position limit or position reporting requirements.

In the United States, certain interest rate swaps and certain index credit default swaps are subject to Dodd-Frank central clearing and electronic trading venue requirements, with additional products and asset classes potentially becoming subject to these requirements in the future.  In the EU, central clearing requirements for certain swap transactions have become effective for certain types of BlackRock funds and accounts and will continue to be phased in for other types of BlackRock funds and accounts over the course of 2017 and beyond.  On March 1, 2017 most derivatives transactions that are not centrally cleared, including non-deliverable foreign exchange forward transactions and currency option transactions, will become subject to requirements in the United States, EU and numerous other jurisdictions to post or collect mark-to-market margin payments.  These rules have the potential to increase the complexity and cost of trading non-cleared derivatives for BlackRock's clients. The new rules and regulations may produce regulatory inconsistencies in global derivatives trading rules and increase BlackRock’s operational and legal risks.

Regulation of Exchange Traded Funds

As a result of market volatility, regulators globally are examining the potential risks in ETFs, including those related to transparency, liquidity and structural resiliency. BlackRock and other large issuers of ETFs are working with market participants and regulators to address certain of these issues but there can be no assurance that structural or regulatory reforms will be implemented in a manner favorable to BlackRock, or at all.  Depending on the outcome of this renewed regulatory analysis, or any associated structural reforms, ETF products may become subject to increased regulatory scrutiny or restrictions, which may require BlackRock to incur additional compliance and reporting expenses and adversely affect the Company’s business.

Taxation

BlackRock’s businesses may be directly or indirectly affected by new tax legislation and regulation, or the modification of existing tax laws by U.S. or non-U.S. authorities. In particular, a number of proposals for broad tax reform of the corporate tax system in the United States are under evaluation by various legislative bodies, but it is not possible to determine accurately the overall impact of such proposals at this time. Similarly, the Company manages assets that have investment objectives which conform to specific tax law rules, which could be impacted by changes in tax law or policy, particularly with respect to investment income.

For example, BlackRock may be impacted by the Foreign Account Tax Compliance Act (“FATCA”) and the Common Reporting Standard (“CRS”) which have introduced new investor onboarding, withholding and reporting rules aimed at ensuring persons with financial assets outside of their tax residence country pay appropriate taxes. FATCA and CRS rules impact both U.S. and non-U.S. funds and subject BlackRock to additional administrative burdens and reporting obligations. In many instances, bilateral Intergovernmental Agreements between the United States and the countries in which BlackRock does business will govern implementation of the new rules. While many of these bilateral Intergovernmental Agreements have been put into place, others have yet to be concluded.

The Organization for Economic Co-operation and Development (“OECD”) has also launched a base erosion and profit shifting (“BEPS”) proposal that aims to rationalize tax treatment across jurisdictions. In October 2015, the OECD released its final BEPS package in an effort to curb the use of certain tax regimes and elements of tax planning, primarily in a cross-border context. The final package was endorsed by the G20 and is subject to implementation. As it stands, BEPS contains a number of provisions that would result in increased taxation for cross-border funds, particularly affecting fund raising for high alpha alternative products in Europe, such as private debt and equity. In addition, in July 2016, the European Council formally adopted the Anti-Tax Avoidance Package, which contains measures to regulate certain elements of tax planning and to boost tax transparency. The BEPS package and the Anti-Tax Avoidance Package could curtail the amount of investments channeled by, and have unintended taxation consequences for, funds as well as BlackRock’s overall tax position, which could adversely affect BlackRock’s financial condition and that of its clients.

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

Lastly, the application of tax regulations involves numerous uncertainties and, in the normal course of business, U.S. and non-U.S. tax authorities may review and challenge tax positions adopted by BlackRock. These challenges may result in adjustments to, or impact the timing or amount of taxable income, deductions or other tax allocations, which may adversely affect BlackRock’s effective tax rate and overall financial condition.

Volcker Rule

Provisions of Dodd-Frank referred to as the “Volcker Rule” created a new section of the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”) that places limitations on the ability of banks and their subsidiaries to engage in proprietary trading and to invest in and transact with certain private investment funds, including hedge funds, private equity funds and funds of funds (collectively “covered funds”). The Bank Holding Company Act by its terms does not currently apply to BlackRock. The Federal Reserve currently takes the position that PNC’s ownership interest in BlackRock, which is approximately 22%, causes BlackRock to be treated as a nonbank subsidiary of PNC for the purpose of the Bank Holding Company Act and that BlackRock is subject to banking regulation. Based on this interpretation of the Bank Holding Company Act, the Federal Reserve could initiate a process to formally determine that PNC controls BlackRock under the terms of the Bank Holding Company Act. Any such determination, if successful, would subject BlackRock to current and future regulatory requirements under the Bank Holding Company Act, including the Volcker Rule. Conformance with the Volcker Rule may require BlackRock to remove its name from the names of its covered funds, and to sell certain seed and co-investments that it holds in those funds, which may occur at a discount to existing carrying value depending on market conditions.

Revised Department of Labor (“DoL”) Fiduciary Rule

In April 2016, the DoL proposed a new regulation defining the term "fiduciary" for purposes of the fiduciary responsibility provisions of Title I of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the prohibited transaction exercise tax provisions of the IRS. The rule is scheduled to begin to apply in April 2017. The rule would require BlackRock to revise a number of its distribution relationships, create compliance and operational challenges for BlackRock’s distribution partners and may limit BlackRock’s ability to provide certain useful services and education to its clients. On February 3, 2017, a presidential memorandum directed the DoL to examine the Fiduciary Rule’s impact and to prepare an updated economic and legal analysis of the rule (the “DoL Memorandum”), which could include proposing rules to revise or rescind the Fiduciary Rule. On the same day, the DoL issued a statement that it would consider its legal options to delay the applicability date of the Fiduciary Rule as it complies with the DoL Memorandum.

Financial Crimes Enforcement Network Proposed Rulemaking for Registered Investment Advisers

The Financial Crime Enforcement Network has issued a Notice of Proposed Rulemaking (“Proposed Rule”) that would extend to a number of BlackRock’s subsidiaries, which are registered or required to be registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”), the requirement to establish anti-money laundering programs and report suspicious activity to the Financial Crime Enforcement Network under the Bank Secrecy Act of 1970 (the “Bank Secrecy Act”).  The Proposed Rule would extend to those BlackRock subsidiaries captured within the Bank Secrecy Act’s definition of “financial institutions”, which would require them to comply with the Bank Secrecy Act reporting and recordkeeping requirements.  If enacted in its current form, the Proposed Rule would expose BlackRock to additional compliance costs.

U.S. Executive Order

On February 3, 2017, a U.S. presidential executive order (the “Executive Order”) articulated certain core principles for regulating the U.S. financial system and directed the Secretary of the U.S. Treasury to report to the President within 120 days on the extent to which existing laws, treaties, rules, regulations and policies promote, support or inhibit the federal regulation of the U.S. financial system in a manner consistent with the core principles. BlackRock will continue to monitor the potential impact of the Executive Order on its business.

British Exit from the European Union

In June 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“EU”), commonly referred to as "Brexit", which resulted in significant volatility in several international markets. The timing and the outcome of the negotiations between the U.K. and the EU in connection with Brexit are highly uncertain and information regarding the long-term consequences of the vote is expected to become clearer over time. The Company will continue to monitor the potential impact of Brexit on its results of operations and financial condition.

Markets in Financial Instruments Directives

BlackRock is also subject to numerous regulatory reform initiatives in Europe.  For example, in the EU rules and regulations made under the current Markets in Financial Instruments Directive (“MiFID”) regime (described more particularly under “— European Regulation” below) are in the process of being revised through implementation of the “MiFID II” package of measures made up of a recast Directive and a new Markets in Financial Instruments Regulation.  MiFID II, which is scheduled to come into effect in January 2018, will be implemented through a number of Implementing and Regulatory Technical Standards to be made through Delegated Acts made by the European Commission following advice from the European Securities and Markets Authority. MiFID II will build upon many of the measures introduced by MiFID, and will extend investor protection, trading transparency, clearing and trading venue access and reporting requirements. It is expected that MiFID II will have significant and wide-ranging impacts on EU securities and derivatives markets. In particular, there will be (i) enhanced governance and investor protection standards, (ii) prescriptive rules on portfolio management firms’ ability to receive and pay for investment research relating to all asset classes, (iii) enhanced regulation of algorithmic trading, (iv) the movement of trading in certain shares and derivatives on to regulated execution venues, (v) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (vi) restrictions on the use of so-called dark pool trading, (vii) the creation of a new type of trading venue called the Organized Trading Facility for non-equity financial instruments, (viii) new commodity derivative position limits and reporting requirements, (ix) a move away from vertical silos in execution, clearing and settlement, (x) an enhanced role for the European Securities and Markets Authority in supervising EU securities and derivatives markets and (xi) new requirements regarding non-EU investment firms’ access to EU financial markets. Implementation of these measures will have direct and indirect impacts on BlackRock and its subsidiaries and may require significant changes to client servicing models.  A significant number of the impacts are yet to be determined because MiFID II contains a wide ranging and complex set of measures. The broad nature of the MiFID II reforms may impact BlackRock’s distribution client servicing and distribution models, in particular affecting the fees BlackRock is able to charge to its clients and the commissions it is able to pay to its distribution partners. Market structure reforms may also impact the way that the Company executes investment decisions for client portfolios and have an impact on general market liquidity.

Undertakings for Collective Investment in Transferable Securities

The EU has also adopted directives on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (“UCITS”). The latest initiative in this area, UCITS V, seeks to align the UCITS depositary regime, UCITS remuneration rules and regulators’ power to sanction for breaches of the UCITS Directive with the requirements of the Alternative Investment Fund Managers Directive. UCITS V came into effect in March 2016 with further implementing measures commencing in October 2016. Compliance with the updated UCITS directive will subject BlackRock to additional expenses associated with new depositary oversight and other organizational requirements.

Reform of European Retail Distribution

BlackRock must also comply with retail distribution rules aimed at enhancing consumer protections, overhauling mutual fund fee structures by banning the payment of commissions to distributors and increasing professionalism in the retail investment sector. The rules were originally introduced in the U.K. in 2012 and similar rules have since been introduced in other jurisdictions where BlackRock operates such as the Netherlands, and are under discussion elsewhere. Similarly, MiFID II will contain a ban on certain advisers recovering commissions and other nonmonetary benefits from fund managers. These rules will lead to greater fragmentation of distribution rules and may lead to changes to BlackRock’s client servicing and distribution models, in particular affecting the fees BlackRock is able to charge to its clients and the commissions it is able to pay to its distribution partners.

EU Benchmarks Regulation

Political agreement on the EU Benchmarks Regulation was reached at the end of 2015. The Regulation provides the legislative framework to implement the 2013 International Organization of Securities Commissions Principles for Financial Benchmarks.  The scope of the Regulation is broad as it includes submission-based benchmarks through to transaction-based market indices. Proportionality is applied to create a stricter framework for the systemically relevant benchmarks such as the London Interbank Offered Rate (LIBOR) and the Euro Interbank Offered Rate

(EURIBOR). Although the Regulation creates a number of obligations on administrators of, and submitters to, benchmarks, it is less extensive with respect to obligations of users of benchmarks, such as asset managers. The Regulation formalizes due diligence procedures for users and imposes other additional administrative requirements of users of third-party benchmarks. Managers using third-party and/or bespoke benchmarks to assess fund performance are also subject to the Regulation. The Regulation comes into effect in January 2018; detailed technical standards are expected to be published this year. The Regulation will impose additional administrative and due diligence requirements on the Company, the burden of which is likely to increase as BlackRock makes additional enhancements to its indexing business.

Revised EU Capital Requirements

EU regulators are considering how to design an appropriate capital regime for non-systemically important investment firms given that the current EU regime, which is based upon banking requirements, is not adapted for asset managers. The European Commission is currently expected to publish a number of proposals at the end of this year following consideration of a European Banking Authority final report on a suitable regulatory capital framework. Once implemented, any new requirements could result in significant changes to the regulatory capital that BlackRock is required to hold in the EU.

EU Money Market Fund Reform

The EU council has recently announced political agreement with the European Parliament on certain money market funds reforms that are intended to reduce perceived risks associated with these products. The reforms are expected to come into effect starting in 2018. Although technical details are still to be finalized, the reforms will limit the use of constant net asset value money market funds to those holding only government debt, and introduce a new category of “low volatility net asset value” money market funds, with both categories of money market funds being subject to reinforced liquidity requirements as well as safeguards such as liquidity fees and redemption gates. They may also reduce the attractiveness of certain money market funds to investors. BlackRock is evaluating the reforms and potential impact to its existing constant net asset value money market funds.

Revised Retail Consumer Disclosure Requirements

EU legislators have introduced a new “Key Information Document” (“KID”), which is applicable where a retail consumer is sold certain investment products. The KID must include specific information on costs, risks and performance. BlackRock will be required to produce a KID for each fund in scope, as well as to make information available to distribution partners who sell these funds in the EU.

Financial Conduct Authority (“FCA”) Asset Management Market Survey

The FCA is conducting a market study of the asset management sector with a focus on understanding whether competition effectively enables institutional and retail investors to obtain value when purchasing asset management services. In November 2016, the FCA issued an Interim Report which raised concerns about the effectiveness and sufficiency of price competition in driving value for investors within the asset management sector. The Interim Report contained a number of proposed remedies to address these issues and invited further comment from the industry. The FCA intends to finalize its review in the second quarter of this year and, if it concludes that competition requires enhancement, it may introduce rules, publish general guidance, propose enhanced industry self-regulation or institute firm-specific remedies, including enforcement.

EXISTING U.S. REGULATION - OVERVIEW

BlackRock and certain of its U.S. subsidiaries are currently subject to extensive regulation, primarily at the federal level, by the SEC, the DoL, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (“NFA”), the Commodity Futures Trading Commission and other federal government agencies and regulatory bodies. Certain of BlackRock’s U.S. subsidiaries are also subject to various anti-terrorist financing, privacy, anti-money laundering regulations and economic sanctions laws and regulations established by various agencies. The Investment Advisers Act of 1940 (the “Advisers Act”) imposes numerous obligations on registered investment advisers such as BlackRock, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. State level regulation of certain BlackRock activities also exists through Attorneys General, Insurance Commissioners and other state level agencies.

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

BlackRock’s trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as the rules of various securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations and reporting obligations) and market regulation policies. Violation of any of these laws and regulations could result in fines or sanctions, as well as restrictions on BlackRock’s activities and damage to its reputation. Furthermore, one of BlackRock’s subsidiaries, BTC, was required to register as a municipal advisor (as that term is defined in the statute) with the SEC and Municipal Securities Rulemaking Board (“MSRB”) as a result of SEC rules giving effect to a section of Dodd-Frank requiring such registration. The rules subject BTC to new and additional regulation by the SEC and Municipal Securities Rulemaking Board.

BlackRock manages a variety of private pools of capital, including hedge funds, funds of hedge funds, private equity funds, collateralized debt obligations, collateralized loan obligations (“CLOs”), real estate funds, collective investment trusts, managed futures funds and hybrid funds. Congress, regulators, tax authorities and others continue to explore, on their own and in response to demands from the investment community and the public, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, record-keeping and reporting, the scope of anti-fraud protections, safekeeping of client assets and a variety of other matters. BlackRock may be materially and adversely affected by new legislation, rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators in this area.

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

BlackRock has seven subsidiaries that are registered as commodity pool operators (“CPOs”) and/or commodity trading advisors (“CTAs”) with the Commodity Futures Trading Commission and are members of the NFA. The Commodity Futures Trading Commission and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments, including swaps as a result of Dodd-Frank, in which certain BlackRock clients may invest. Two of BlackRock’s other subsidiaries, BlackRock Investments, LLC (“BRIL”) and BlackRock Execution Services, are registered with the SEC as broker-dealers and are member-firms of FINRA. Each broker-dealer has a membership agreement with FINRA that limits the scope of such broker-dealer’s permitted activities. BRIL is also an approved person with the New York Stock Exchange and a member of the Municipal Securities Rulemaking Board, subject to Municipal Securities Rulemaking Board rules.

U.S. Banking Regulation

PNC is a bank holding company and regulated as a “financial holding company” by the Federal Reserve under the Bank Holding Company Act. The supervision and regulation of PNC and its subsidiaries under applicable banking laws are intended primarily for the protection of its banking subsidiaries, its depositors, the Deposit Insurance Fund of the Federal Deposit Insurance Corporation, and the financial system as a whole, rather than for the protection of stockholders, creditors or clients of BlackRock.

As described in “Item 1-Business”, as of December 31, 2016 PNC owned approximately 22% of BlackRock’s capital stock, which may subject BlackRock to banking regulation as a nonbank subsidiary of PNC. The Bank Holding Company Act by its terms does not currently apply to BlackRock. The Federal Reserve currently takes the position that this ownership interest causes BlackRock to be treated as a nonbank subsidiary of PNC for the purpose of the Bank Holding Company Act and that BlackRock is subject to banking regulation. Based on this interpretation of the Bank Holding Company Act, the Federal Reserve could initiate a process to formally determine that PNC controls BlackRock under the terms of the Bank Holding Company Act.  Any such determination, if successful, would subject BlackRock to current and future regulatory requirements under the Bank Holding Company Act, including the Volcker Rule, that are more restrictive than those the Company is subject to under other applicable laws, as well as the enforcement authority of the Federal Reserve, which includes the power to impose substantial fines and other penalties for violations. Any effort by BlackRock to contest a control determination by the Federal Reserve may be costly and complex, and may not result in a reversal of such determination.

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

One of BlackRock’s subsidiaries, BTC, is organized as a limited purpose national trust company that does not accept deposits or make commercial loans. BTC is a member of the Federal Reserve System. Accordingly, BTC is examined and supervised by the OCC and is subject to various banking laws and regulations enforced by the OCC, such as laws and regulations governing capital adequacy, fiduciary activities, conflicts of interest, self-dealing, and the prevention of financial crime, including money laundering. BTC is also subject to various Federal Reserve regulations applicable to member institutions, such as regulations restricting transactions with affiliates. Many of these laws and regulations are meant for the protection of BTC’s customers and not BTC, BlackRock and its affiliates, or BlackRock’s stockholders.

Regulation of Securities Lending Financing Transactions

In its 2014 Annual Report, the Financial Stability Oversight Council identified securities lending indemnification by asset managers who act as lending agents as a potential systemic risk that required further review and monitoring. The Federal Reserve is also considering whether to impose specific margin or minimum haircut requirements for securities financing transactions. In addition, in November 2015, the EU introduced a new regulation on the reporting and transparency of securities financing transactions and total return swaps (“SFTR”). The SFTR aims to improve the transparency surrounding securities financing transactions and total return swaps by, among other things, requiring reporting of securities financing transactions and total return swaps to a trade repository and requiring disclosure of the use of securities financing transactions and total return swaps to investors. If the recent scrutiny of securities financing transactions results in further regulatory requirements or reporting obligations, BlackRock may be required to introduce further compliance measures, which will subject BlackRock to additional expenses and could lead to modifications in BlackRock’s securities financing transaction activities, including potential adjustments to its activities as agent lender for its clients.

Regulation of Money Market Funds

In October 2016, new rules were implemented to reform the regulatory structure governing U.S. money market funds to address the perceived systemic risks of money market funds. The new rules require institutional prime and institutional municipal money market funds to employ a floating net asset value per share method of pricing, which allows the daily share prices of these funds to fluctuate along with changes in the market-based value of fund assets. Retail money market funds continue operating with a constant net asset value per share.  The rules, however, provide for new tools for institutional and retail money market funds’ boards designed to address market shocks, including the ability to impose liquidity fees and redemption gates under certain circumstances.  The new rules led to an approximately $1 trillion asset transition from the prime money funds industry to the government money funds industry and BlackRock saw a similar dynamic on its platform.

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

European Regulation

The Financial Conduct Authority (“FCA”) currently regulates certain BlackRock subsidiaries in the U.K. It also regulates those U.K. subsidiaries’ branches established in other EU countries and the U.K. branches of certain of BlackRock’s U.S. subsidiaries. In addition, the Prudential Regulation Authority (“PRA”) regulates one BlackRock U.K. insurance subsidiary. Authorization by the FCA and (where relevant) the PRA is required to conduct certain financial services related business in the U.K. under the Financial Services and Markets Act 2000 (the “FSMA”). The FCA’s rules adopted under the FSMA govern the majority of a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients, and systems and controls, whereas the rules of the PRA focus solely on the prudential requirements that apply to BlackRock’s U.K.-regulated insurance subsidiary. The FCA supervises BlackRock’s U.K.-regulated subsidiaries through a combination of proactive engagement, event-driven and reactive supervision and theme based reviews in order to monitor BlackRock’s compliance with regulatory requirements. Breaches of the FCA’s rules may result in a wide range of disciplinary actions against BlackRock’s U.K.-regulated subsidiaries and/or its employees.

In addition, BlackRock’s U.K.-regulated subsidiaries and other European subsidiaries and branches must comply with the pan-European regulatory regime established by MiFID, which regulates the provision of investment services and activities throughout the EU. MiFID, the scope of which is being enhanced through MiFID II (which is described more particularly under “— Global Regulatory Reform” above), sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity and non-equity markets and extensive transaction reporting requirements. Certain BlackRock European subsidiaries must also comply with the Consolidated Life Directive and Insurance Mediation Directive. In addition, relevant entities must comply with revised obligations on capital resources for banks and certain investment firms (the Capital Requirements Directive and Capital Requirements Regulation). These include requirements on capital, as well as matters of governance and remuneration. Relevant BlackRock entities must also comply with the requirements of the Alternative Investment Fund Managers Directive, which imposes obligations on the authorization and capital, conduct of business, organization, transparency and marketing of alternative investment funds that are sold in, or marketed to, the EU. The obligations introduced through these regulations and directives will have a direct effect on some of BlackRock’s European operations.

BlackRock’s EU-regulated subsidiaries are also subject to an EU regulation on over-the-counter (“OTC”) derivatives, central counterparties and trade repositories, which requires (i) the central clearing of standardized OTC derivatives, (ii) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives and (iii) the reporting of all derivative contracts since February 2014.

Regulation in the Asia-Pacific Region

In Japan, a BlackRock subsidiary is subject to the Financial Instruments and Exchange Law (“FIEL”) and the Law Concerning Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (“JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fines, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEL. This Japanese subsidiary also holds a license for real estate investment management and brokerage activities which subjects it to the regulations set forth in the Real Estate Brokerage Business Act.

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

The activities of certain BlackRock subsidiaries in Hong Kong are subject to the Securities and Futures Ordinance (“SFO”), which governs the securities and futures markets and regulates, among others, offers of investments to the public and provides for the licensing of intermediaries. The SFO is administered by the Securities and Futures Commission (“SFC”). The SFC is also empowered to establish standards for compliance as well as codes and guidelines. The relevant BlackRock subsidiaries and the employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC. Failure to comply with the applicable laws, regulations, codes and guidelines issued by the SFC could result in the suspension or revocations of the licenses granted by the SFC.

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

Item 1A. Risk Factors

As a global investment management firm, risk is an inherent part of BlackRock’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. While BlackRock devotes significant resources across all of its operations to identify, measure, monitor, manage and analyze market, operating, legal, compliance, fiduciary and investment risks, BlackRock’s business, financial condition, operating results and nonoperating results could be materially adversely affected and the Company’s stock price could decline as a result of any of these risks and uncertainties, including the ones discussed below.

MARKET AND COMPETITION RISKS

Changes in the value levels of equity, debt, real assets, commodities, foreign exchange or other asset markets may cause assets under management (“AUM”), revenue and earnings to decline.

BlackRock’s investment management revenue is primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees which are normally expressed as a percentage of returns to the client. Numerous factors, including price movements in the equity, debt or currency markets, or in the price of real assets, commodities or alternative investments in which BlackRock invests, could cause:

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

BlackRock derives a substantial portion of its revenue from its investment advisory business. The advisory or management contracts BlackRock has entered into with its clients, including the agreements that govern many of BlackRock’s investment funds, provide investors or, in some cases, the independent directors of private investment funds, with significant latitude to terminate such contracts, withdraw funds or liquidate funds by simple majority vote with limited notice or penalty, or to remove BlackRock as a fund’s investment advisor (or equivalent). BlackRock also manages its U.S. mutual funds, closed-end and exchange-traded funds under management contracts that must be renewed and approved annually by the funds’ respective boards of directors, a majority of whom are independent from the Company. BlackRock’s fee arrangements under any of its advisory or management contracts may be subject to reduction (including at the behest of a fund’s board of directors). In addition, if a number of BlackRock’s clients terminate their contracts, remove BlackRock from advisory roles, liquidate funds or fail to renew management contracts on favorable terms, the fees or carried interest BlackRock earns could be reduced, which may cause BlackRock’s AUM, revenue and earnings to decline.

Increased competition may cause BlackRock’s AUM, revenue and earnings to decline.

The investment management industry is highly competitive and has relatively low barriers to entry. BlackRock competes based on a number of factors including: investment performance, the level of fees charged, the quality and diversity of services and products provided, name recognition and reputation, and the ability to develop new investment strategies and products to meet the changing needs of investors. In addition, the introduction of new technologies, as well as regulatory changes, have altered the competitive landscape for investment managers, which may lead to fee compression or require BlackRock to spend more to modify or adapt its product offerings to attract and retain customers and remain competitive with products and services offered by other financial institutions, technology companies, trading, advisory or asset management firms. Increased competition on the basis of any of these factors, including competition leading to fee reductions on existing or new business, may cause the Company’s AUM, revenue and earnings to decline.

Failure to maintain Aladdin’s competitive position in a dynamic market for risk analytics could lead to a loss of clients and could impede BlackRock’s productivity and growth.

The sophisticated risk analytics that BlackRock provides via the Aladdin technology platform to support investment advisory and BlackRock Solutions clients are an important element of BlackRock’s competitive success.  Aladdin’s competitive position is based in part on its ability to combine sophisticated risk analytics with comprehensive portfolio management, trading and operations tools on a single platform.  Increased competition from risk analytics and investment management technology providers or a shift in client demand away to standalone or internally developed solutions, whether due to price competition or market-based or regulatory factors, may weaken Aladdin’s competitive position and may cause the Company’s revenue and earnings to decline.  In addition, there can be no assurance that the Company will be able to effectively protect and enforce its intellectual property rights in Aladdin.

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

Changes in the value of seed and co-investments that BlackRock owns could affect its income and could increase the volatility of its earnings.

At December 31, 2016, BlackRock’s net economic investment exposure of approximately $1.5 billion in its investments (see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investments and Investments of Consolidated VIEs”) primarily resulted from co-investments and seed investments in its sponsored investment funds. Movements in the equity, debt or currency markets, or in the price of real assets, commodities or other alternative investments, could lower the value of these investments as well as other minority investments, increase the volatility of BlackRock’s earnings and cause earnings to decline.

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

BlackRock provides borrower default indemnification to certain of its securities lending clients. In the event of a borrower default, BlackRock would use the collateral pledged by the borrower to repurchase securities out on loan in order to replace them in a client’s account. Borrower default indemnification is limited to the shortfall that occurs in the event the collateral available at the time of the borrower’s default is insufficient to repurchase those securities out on loan.  BlackRock requires all borrowers to mark to market their pledged collateral daily to levels in excess of the value of the securities on loan to mitigate the likelihood of the indemnity being triggered. Where the collateral is in the form of cash, the indemnities BlackRock provides do not guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which that cash collateral is invested. The amount of securities on loan as of December 31, 2016 and subject to indemnification was $169.3 billion. BlackRock held, as agent, cash and securities totaling $180.1 billion as collateral for indemnified securities on loan at December 31, 2016. Significant borrower defaults occurring simultaneously with rapid declines in the value of collateral pledged and/or increases in the value of the securities loaned may create collateral shortfalls, which could result in material liabilities under these indemnities and may cause the Company’s revenue and earnings to decline.

BlackRock’s decision to provide support to particular products from time to time, or the inability to provide support, may cause AUM, revenue and earnings to decline.

While not legally mandated, BlackRock may, at its option, from time to time choose to support investment products through capital or credit support for commercial or other reasons. Such support may utilize capital and liquidity that would otherwise be available for other corporate purposes. Losses on such support, as well as regulatory restrictions on the Company’s ability to provide such support or the failure to have available or devote sufficient capital or liquidity to support products, may cause AUM, revenue and earnings to decline.

Increased geopolitical unrest could adversely affect the global economy or specific international, regional and domestic markets, which may cause BlackRock’s AUM, revenue and earnings to decline.

Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, both within the United States and abroad, as well as ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the global markets, loss of life, property damage, disruptions to commerce and reduced economic activity. Global unrest or conflict or acts of terror, as well as any changes in the current geopolitical environment, may adversely affect the global economy or capital markets and cause BlackRock’s AUM, revenue and earnings to decline.

Risks Related to INVESTMENT PERFORMANCE

Poor investment performance could lead to the loss of clients and may cause AUM, revenue and earnings to decline.

The Company’s management believes that investment performance, including the efficient delivery of beta, is one of the most important factors for the growth and retention of AUM. Poor investment performance relative to applicable portfolio benchmarks or to competitors may cause AUM, revenue and earnings to decline as a result of:

•	client withdrawals in favor of better performing products;
•	client shifts to products that charge lower fees;
•	the diminishing ability to attract additional funds from existing and new clients;
•	reduced, minimal or no performance fees;
•	an impairment to the value of intangible assets and goodwill; or
•	a decrease in investment returns on seed and co-investment capital.

Performance fees may increase volatility of both revenue and earnings.

A portion of BlackRock’s revenue is derived from performance fees on investment advisory assignments. Performance fees represented $295 million, or 3%, of total revenue for the year ended December 31, 2016. Generally, the Company is entitled to a performance fee only if the agreement pursuant to which it is managing the assets provides for one and if returns on the related portfolio exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, a performance fee for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. The volatility of the Company’s future revenue and earnings may also increase as BlackRock takes on more advisory assignments for illiquid investments, where fees are generally realized and recognized over substantially longer periods than those associated with more liquid products.

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

TECHNOLOGY AND OPERATIONAL RISKS

A failure in BlackRock’s operational systems or infrastructure, including business continuity plans, could disrupt operations, damage the Company’s reputation and cause BlackRock’s AUM, revenue and earnings to decline.

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

A cyber-attack or a failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt operations and cause financial losses that may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock is dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities it maintains to protect its computer and telecommunications systems and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack, virus, phishing scam or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information. Moreover, BlackRock’s increased use of mobile and cloud technologies could heighten these and other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond BlackRock’s control. BlackRock’s reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt BlackRock’s operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

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

BlackRock has been the target of attempted cyber-attacks, as well as the co-opting of its brand to create fraudulent websites, and must continuously monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt BlackRock’s operations and cause financial losses. In addition, due to BlackRock’s interconnectivity with third-party vendors, central agents, exchanges, clearing houses and other financial institutions, BlackRock may be adversely affected if any of them are subject to a successful cyber-attack or other information security event, including those arising due to the use of mobile and cloud technologies. BlackRock also routinely transmits and receives personal, confidential or proprietary information by email and other electronic means. The

Company collaborates with clients, vendors and other third parties to develop secure transmission capabilities and protect against cyber-attacks. However, BlackRock cannot ensure that it or such third parties have all appropriate controls in place to protect the confidentiality of such information.

Any information security incident or cyber-attack against BlackRock or third parties with whom it is connected, including any interception, mishandling or misuse of personal, confidential or proprietary information, could result in material financial loss, loss of competitive position, regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline.

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

BlackRock’s ability to meet anticipated cash needs depends upon a number of factors, including its ability to maintain and grow its AUM, creditworthiness and operating cash flows. Failure to maintain adequate liquidity could lead to unanticipated costs and force BlackRock to revise existing strategic and business initiatives. BlackRock’s access to equity and debt markets and its ability to issue public or private debt, or secure lines of credit or commercial paper back-up lines, on reasonable terms may be limited by adverse market conditions, a reduction in its long- or short-term credit ratings, or changes in government regulations, including tax and interest rates. Failure to obtain funds and/or financing, or any adverse change to the cost of obtaining such funds and/or financing, may cause BlackRock’s AUM, liquidity and earnings to decline, curtail its operations and limit or impede its prospects for growth.

BlackRock may be unable to develop new products and services and the development of new products and services may expose BlackRock to additional costs or operational risk.

BlackRock’s financial performance depends, in part, on its ability to develop, market and manage new investment products and services. The development and introduction of new products and services require continued innovative efforts on the part of BlackRock and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. A failure to innovate, or introduce new products and services, or to successfully manage the risks associated with such products and services may cause BlackRock’s costs to fluctuate, which may cause its AUM, revenue and earnings to decline.

Future inorganic transactions may harm the Company’s competitive or financial position if they are not successful.

BlackRock employs a variety of organic and inorganic strategies intended to enhance earnings, increase product offerings, access new clients, leverage advances in technology and expand into new geographies. Inorganic strategies have included hiring smaller-sized investment teams, and acquiring investment management businesses and other small and medium-sized companies. Inorganic transactions involve a number of financial, accounting, tax, regulatory, geographical and operational challenges and uncertainties, including in some cases the assumption of pre-existing liabilities. Any failure to identify and mitigate these risks through due diligence and indemnification provisions could adversely impact BlackRock’s reputation, may cause its AUM, revenue and earnings to decline, and may harm the Company’s competitive position in the investment management industry. Moreover, there can be no assurance that BlackRock will be able to successfully integrate or realize the intended benefits from future inorganic transactions.

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

The above risks may expose BlackRock’s funds and accounts to additional expenses and liabilities, including costs associated with delays or remediation costs, and increased legal or regulatory costs, all of which could impact the returns earned by BlackRock’s clients.  These risks could also result in direct liability for BlackRock by exposing BlackRock to regulatory sanction or litigation, including claims for compensatory or punitive damages. Similarly, market conditions may change during the course of developments or projects in which BlackRock invests that make such development or project less attractive than at the time it was commenced and potentially harm the investment returns of BlackRock’s clients. The occurrence of any such events may expose BlackRock to reputational harm, divert management’s attention away from BlackRock’s other business activities or cause its AUM, revenue and earnings to decline.

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

RISKS RELATED TO HUMAN CAPITAL

The potential for human error in connection with BlackRock’s operational systems could disrupt operations, cause losses, lead to regulatory fines or damage the Company’s reputation and may cause BlackRock’s AUM, revenue and earnings to decline.

Many of BlackRock’s operations are highly complex and are dependent on the Company’s ability to process and monitor a large number of transactions, many of which occur across numerous markets and currencies at high volumes and frequencies. Although BlackRock expends considerable resources on systemic controls, supervision, technology and training in an effort to ensure that such transactions do not violate client guidelines and applicable rules and regulations or adversely affect clients, counterparties or the Company, BlackRock’s operations are ultimately dependent on its employees. From time-to-time, employees make mistakes that are not always immediately detected by policies and procedures intended to prevent and detect such errors. These can include calculation errors, errors in software implementation or development, failure to follow protocols or report issues or errors in judgment. Human errors, even if promptly discovered and remediated, may disrupt operations, cause losses, lead to regulatory fines or sanctions, or damage BlackRock’s reputation and may cause the Company’s AUM, revenue and earnings to decline.

Fraud, or the circumvention of controls and risk management policies, could have an adverse effect on BlackRock’s reputation, which may cause the Company’s AUM, revenue and earnings to decline.

Although BlackRock has adopted a comprehensive risk management process and continues to enhance various controls, procedures, policies and systems to monitor and manage risks, it cannot ensure that such controls, procedures, policies and systems will successfully identify and manage internal and external risks to its businesses. BlackRock is subject to the risk that its employees, contractors or other third parties may deliberately seek to circumvent established controls to commit fraud or otherwise act in ways that are inconsistent with the Company’s controls, policies, procedures, culture and principles. Persistent attempts to circumvent policies and controls or repeated incidents involving fraud, conflicts of interests or transgressions of policies and controls could have an adverse effect on BlackRock’s reputation, which could cause costly regulatory inquiries, fines and/or sanctions and may cause the Company’s AUM, revenue and earnings to decline.

The failure to recruit and retain employees and develop and implement effective executive succession could lead to the loss of clients and may cause AUM, revenue and earnings to decline.

BlackRock’s success is largely dependent on the talents and efforts of its highly skilled workforce and the Company’s ability to plan for the future long-term growth of the business by identifying and developing those employees who can ultimately transition into key roles within BlackRock. The global market for qualified fund managers, investment analysts, technology and risk specialists and other professionals is competitive, and factors that affect BlackRock’s ability to attract and retain such employees include the Company’s reputation, the immigration policies in the jurisdictions in which BlackRock has offices, the compensation and benefits it provides, and its commitment to effectively managing executive succession, including the development and training of qualified individuals.

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

Risks Related to KEY THIRD-PARTY Relationships

The impairment or failure of third parties may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s investment management activities expose the products and accounts it manages to many different industries and counterparties, including distributors, brokers and dealers, commercial and investment banks, clearing organizations, mutual and hedge funds, and other institutional clients. Transactions with counterparties expose the products and accounts BlackRock manages to credit risk in the event the applicable counterparty defaults. Although BlackRock regularly assesses risks posed by its counterparties, such counterparties may be subject to sudden swings in the financial and credit markets that may impair their ability to perform or they may otherwise fail to meet their obligations.

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

BlackRock depends on a number of key vendors for various fund administration, accounting, custody, market data, market indices and transfer agent roles and other distribution and operational needs. BlackRock performs focused diligence on its vendors in an effort to ensure they operate in accordance with expectations; however, to the extent any significant deficiencies are uncovered, there may be few, or no, feasible alternative vendors available to BlackRock in certain areas. In addition, BlackRock may from time to time transfer key contracts from one vendor to another. For example, in January 2017 BlackRock announced it would be moving custody services on more than $1 trillion of client assets from State Street Corp. to JPMorgan Chase & Co. Any such transfer may be costly and complex, and expose BlackRock to heightened operational risks.  Any failure to mitigate such risks could result in reputational harm, as well as financial losses to BlackRock and its clients.  The failure or inability of BlackRock to diversify its sources for key services or the failure of any key vendor to fulfill its obligations could lead to operational and regulatory issues for the Company, including with respect to certain of its products, which could result in reputational harm and may cause BlackRock’s AUM, revenue and earnings to decline.

Any disruption to the Company’s distribution channels may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock relies on a number of third parties to provide distribution, portfolio administration and servicing for certain BlackRock investment management products and services through their various distribution channels. BlackRock’s ability to maintain strong relationships with its distributors may impact the Company’s future performance, and its relationships with distributors are subject to periodic renegotiation that may result in increased distribution costs and/or reductions in the amount of BlackRock products and services being marketed or distributed. Moreover, new fiduciary regulations could lead to significant shifts in distributors' business models and more limited product offerings, potentially resulting in reduced distribution and/or marketing of certain of the Company’s products and services and fee compression. If BlackRock is unable to distribute its products and services successfully, if it experiences an increase in distribution-related costs, or if it is unable to replace or renew existing distribution arrangements, BlackRock’s AUM, revenue and earnings may decline. In addition, improper activities, such as inadequate anti-money laundering diligence conducted by third-party distributors, could create reputational harm to BlackRock.

Disruption to the operations of third parties whose functions are integral to BlackRock’s Exchange Traded Fund (“ETF”) platform may adversely affect the prices at which ETFs trade, particularly during periods of market volatility.

BlackRock is the largest provider of ETFs globally. Shares of ETFs trade on stock exchanges at prices at, above or below the ETF’s most recent net asset value. The net asset value of an ETF is calculated at the end of each business day and fluctuates with changes in the market value of the ETF’s holdings. The trading price of the ETF’s shares fluctuates continuously throughout trading hours. While an ETF’s creation/redemption feature and the arbitrage mechanism are designed to make it more likely that the ETF’s shares normally will trade at prices close to the ETF’s net asset value, exchange prices may deviate significantly from the ETF’s net asset value. ETF market prices are subject to numerous potential risks, including trading halts invoked by a stock exchange, inability or unwillingness of market markers, authorized participants, settlement systems or other market participants to perform functions necessary for an ETF’s arbitrage mechanism to function effectively, or significant market volatility. Although BlackRock and other large issuers of ETFs are working with market participants to enhance U.S. equity market resiliency, there can be no assurance that structural reforms will be implemented in a timely or effective fashion, or at all. Moreover, if market events lead to incidences where ETFs trade at prices that deviate significantly from an ETF’s net asset value, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETF products and redeem their holdings, which may cause BlackRock’s AUM, revenue and earnings to decline.

Legal and Regulatory Risks

BlackRock is subject to extensive regulation around the world.

BlackRock’s business is subject to extensive regulation around the world. These regulations subject BlackRock’s business activities to an array of increasingly detailed operational requirements, compliance with which is costly and complex. BlackRock may be adversely affected by its failure to comply with current laws and regulations or by changes in the interpretation or enforcement of existing laws and regulations. Challenges associated with interpreting regulations issued in numerous countries in a globally consistent manner may add to such risks, if regulators in different jurisdictions have inconsistent views or provide only limited regulatory guidance. In particular, violation of applicable laws or regulations could result in fines and/or sanctions, temporary or permanent prohibition of certain activities, reputational harm and related client terminations, suspensions of employees or revocation of their licenses, suspension or termination of investment adviser, broker-dealer or other registrations, or suspension or termination of bank charter or other sanctions, which could have a material adverse effect on BlackRock’s reputation or business and may cause the Company’s AUM, revenue and earnings to decline. For a more extensive discussion of the laws, regulations and regulators to which BlackRock is subject, see “Item 1 – Business – Regulation.”

Regulatory reforms in the United States expose BlackRock to increasing regulatory scrutiny, as well as regulatory uncertainty.

In recent years a number of regulatory reforms have been introduced in the United States, including several that remain proposals or that are at various phases of implementation, and the level of regulatory scrutiny to which BlackRock is subject has increased. BlackRock, as well as its clients, vendors and distributors, have expended resources and altered certain of their business or operating activities to prepare for, address and meet the requirements that such regulatory reforms impose. While BlackRock is, or may become, subject to numerous reform initiatives in the United States, see “Item 1 – Business – Regulation,” key regulatory reforms that may impact the Company include:

•

Designation as a systemically important financial institution: The Financial Stability Oversight Council (“FSOC”) is considering potential systemic risk related to asset management. Its statements have generally indicated that it is, at this time, focused on a products and activities, rather than designation, approach in its review of asset managers.  In the United States, the FSOC has not indicated whether or not it intends to designate any asset managers as SIFIs.  In the event that BlackRock receives a SIFI designation, under Dodd-Frank, the Federal Reserve is charged with establishing enhanced regulatory requirements for nonbank financial institutions and BlackRock could become subject to direct supervision by the Federal Reserve.

•

SEC Rulemakings for US Registered Funds and Investment Advisers: The SEC has recently engaged in a period of active rule-making in an effort to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. In so doing, it has introduced rules that include (i) new monthly and annual reporting requirements for certain U.S. registered funds; (ii) enhanced reporting regimes for investments advisers; and (iii) the implementation of fund board approved liquidity risk management programs for ETFs and open-end funds, other than money market funds. The new rules will increase BlackRock’s public reporting and disclosure requirements, which could be costly and which may impede BlackRock’s growth and cause AUM, revenue and earnings to decline.  The SEC has also proposed rules requiring all advisers to implement enhanced business continuity and transition plans, as well as more stringent asset segregation rules and leverage limits for U.S. registered funds, which may require funds holding derivatives to hold more cash, which, in turn could cause performance drag and increase tracking error.

•

The Volcker Rule:  Provisions of Dodd-Frank referred to as the “Volcker Rule” created a new section of the Bank Holding Company Act that places limitations on the ability of banks and their subsidiaries to engage in proprietary trading and to invest in and transact with certain private investment funds, including hedge funds, private equity funds and funds of funds (collectively “covered funds”). The Bank Holding Company Act by its terms does not currently apply to BlackRock. The Federal Reserve currently takes the position that PNC’s ownership interest in BlackRock, which is approximately 22%, causes BlackRock to be treated as a nonbank subsidiary of PNC for the purpose of the Bank Holding Company Act and that BlackRock is subject to banking regulation. Based on this interpretation of the Bank Holding Company Act, the Federal Reserve could initiate a process to formally determine that PNC controls BlackRock under the terms of the Bank Holding Company Act. Any such determination, if successful, would subject BlackRock to current and future regulatory requirements under the Bank Holding Company Act, including the Volcker Rule. Conformance with the Volcker Rule may require BlackRock to remove its name from the names of its covered funds, and to sell certain seed and co-investments that it holds in those funds, which may occur at a discount to existing carrying value depending on market conditions.

•

Revised DoL Fiduciary Rule: In April 2016, the DoL published a new regulation defining the term "fiduciary" for purposes of the fiduciary responsibility provisions of Title I of ERISA and the prohibited transaction exercise tax provisions of the IRS. The rule, which the DoL Memorandum has placed under review, is scheduled to begin to apply in April 2017.  The rule would require BlackRock to revise a number of its distribution relationships, create compliance and operational challenges for BlackRock’s distribution partners and may limit BlackRock’s ability to provide certain useful services and education to its clients.

Regulatory reforms in the United States could require BlackRock to alter its future business or operating activities, which could be costly, impede the Company’s growth and cause its AUM, revenue and earnings to decline. Regulatory reform may also impact BlackRock’s banking, insurance company and pension fund clients, which could cause them to change their investment strategies or allocations in manners that may be adverse to BlackRock.

In addition, although it remains too early to accurately predict the forthcoming regulatory environment, a number of recent regulatory reforms, as well as proposals for future regulatory reform, may be repealed, modified or delayed, including those that are in the process of being implemented. Potential reform initiatives or regulatory changes, including those arising out of or in connection with the Executive Order or DoL Memorandum, that may directly or indirectly impact BlackRock’s business or operating activities include:

•	a repeal or modification of portions of Dodd-Frank, including the Volcker Rule;
•	a repeal, delay or revision to the DoL Fiduciary Rule;
•	changes to the regulatory landscape of public companies, financial institutions and trading, advisory and asset management firms;
•	changes to the process for designation of nonbank financial companies as SIFIs; and/or
•	the changing leadership at key financial regulatory agencies, including the SEC, OCC, the Commodity Futures Trading Commission, the Federal Reserve and the Financial Stability Oversight Council.

International regulatory reforms expose BlackRock and its clients to increasing regulatory scrutiny, as well as regulatory uncertainty.

BlackRock’s business and operating activities are subject to increasing regulatory oversight outside of the United States and the Company may be affected by a number of pending regulatory reform initiatives in EMEA and the Asia-Pacific region, as well as volatility associated with international regulatory uncertainty, including:

•

British Exit from the European Union: In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“EU”), commonly referred to as "Brexit", which resulted in significant volatility in several international markets. The timing and the outcome of the negotiations between the U.K. and the EU in connection with Brexit are highly uncertain and information regarding the long-term consequences of the vote is expected to become clearer over time. The Company will continue to monitor the potential impact of Brexit on its results of operations and financial condition.

•

Designation as a systemically important financial institution: The Financial Stability Board (“FSB”) working with the International Organization of Securities Commissions (“IOSCO”) is considering potential systemic risk related to asset management; statements made by these organizations have generally indicated that they are, at this time, focused on a products and activities, rather than designation, approach in their review of asset managers. This sentiment was most recently reiterated in the FSB’s final Policy Recommendations to Address Structural Vulnerabilities from Asset Management Activities, released in January 2017, which continues to concentrate primarily on products and activities and includes 14 recommendations largely focused on liquidity in open-end funds, leverage in funds, operational risk, and securities lending, certain of which IOSCO is expected to engage on in the future. The FSB has indicated that it may develop criteria for designation of nonbank non-insurers in the future to address “residual risks”.  Any measures applied in relation to a G-SIFI designation from the FSB would need to be implemented through existing regulatory processes and procedures by relevant national authorities.

•

Reform of EU investment markets: The European Commission has revised the Directive governing the provision of investment services in Europe (“MIFID”) and introduced an associated regulation (commonly referred to as MiFID II), which will be supplemented by EU secondary legislation. The MiFID II reforms, which are scheduled to come into force in January 2018, are substantive, materially changing transparency requirements and enhancing protections afforded to investors. New disclosure and reporting obligations are being introduced, together with restrictions on how research may be funded and the nature of payments that may be provided to distributors. Market structure reforms will additionally force more derivatives to be traded on-exchange and introduce new commodity derivatives position limits. The broad nature of the MiFID II reforms may impact BlackRock’s distribution client servicing and distribution models, in particular affecting the fees BlackRock is able to charge to its clients and the commissions it is able to pay to its distribution partners. Market structure reforms may also impact the way that the Company executes investment decisions for client portfolios and have an impact on general market liquidity.

•

Revised EU capital requirements: EU regulators are considering how to design an appropriate capital regime for non-systemically important investment firms given that the current EU regime, which is based upon banking requirements, is not adapted for asset managers. The European Commission is currently expected to publish a number of proposals at the end of this year following consideration of a European Banking Authority final report on a suitable regulatory capital framework. Once implemented, any new requirements could result in significant changes to the regulatory capital that BlackRock is required to hold in the EU.

•

E.U. money market fund reform: The EU council has recently announced political agreement with the European Parliament on certain money market funds reforms that are intended to reduce perceived risks associated with these products. The reforms are expected to come into effect starting in 2018.  Although technical details are still to be finalized, the reforms will limit the use of constant net asset value money market funds to those holding only government debt, and introduce a new category of “low volatility net asset value” money market funds, with both categories of money market funds being subject to reinforced liquidity requirements as well as safeguards such as liquidity fees and redemption gates. They may also reduce the attractiveness of certain money market funds to investors. BlackRock is evaluating the reforms and potential impact to its existing constant net asset value money market funds.

•

New disclosures to retail consumers: EU legislators have introduced a new “Key Information Document” (“KID”), which is applicable where a retail consumer is sold certain investment products. The KID must include specific information on costs, risks and performance. BlackRock will be required to produce a KID for each fund in scope, as well as to make information available to distribution partners who sell these funds in the EU.

•

Increased international regulatory scrutiny: BlackRock and its subsidiaries are subject to the authority of numerous governmental and regulatory bodies outside of the United States. These regulators have imposed numerous regulations, guidelines and standards on the activities of BlackRock and its subsidiaries covering a variety of areas, including capital resources requirements, marketing activities, client and investor protections, senior management arrangements, and system and control requirements. In the event that BlackRock or any of its subsidiaries fail to comply with these often complex guidelines, regulations and standards, the regulators have broad powers to suspend or revoke any licenses they may have granted and/or to impose fines and/or sanctions.

Legal proceedings may cause the Company’s AUM, revenue and earnings to decline.

BlackRock is subject to a number of sources of potential legal liability and the Company, certain of the investment funds it manages and certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with BlackRock’s activities. Certain of BlackRock’s subsidiaries and employees are also subject to periodic examination, special inquiries and potential proceedings by regulatory authorities, including the Securities Exchange Commission, Federal Reserve, Office of the Comptroller of the Currency, Department of Labor, Commodity Futures Trading Commission and Financial Conduct Authority. Similarly, from time to time, BlackRock receives subpoenas or other requests for information from various U.S. and non-U.S. governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations or proceedings. These examinations, inquiries and proceedings have in the past and could in the future, if compliance failures or other violations are found, cause the relevant regulator to institute proceedings and impose sanctions for violations. Any such action may also result in litigation by investors in BlackRock’s funds, other BlackRock clients or BlackRock’s shareholders, which could harm the Company’s reputation and may cause its AUM, revenue and earnings to decline, potentially harm the investment returns of the applicable fund, or result in the Company being liable for damages.

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

As BlackRock’s business continues to grow, the Company must routinely address conflicts of interest, as well as the perception of conflicts of interest, between itself and its clients, employees or vendors. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts. BlackRock has procedures and controls in place that are designed to detect and address these issues. However, appropriately dealing with conflicts of interest is complex and if the Company fails, or appears to fail, to deal appropriately with any conflict of interest, it may face reputational damage, litigation, regulatory proceedings, or penalties, fines and/or sanctions, any of which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock is subject to U.S. banking regulations that may limit its business activities.

As described in “Item 1-Business-Regulation”, PNC owns approximately 22% of BlackRock’s capital stock, which may subject BlackRock to banking regulation as a nonbank subsidiary of PNC. The Bank Holding Company Act by its terms does not currently apply to BlackRock. The Federal Reserve currently takes the position that this ownership interest causes BlackRock to be treated as a nonbank subsidiary of PNC for the purpose of the Bank Holding Company Act and that BlackRock is subject to banking regulation. Based on this interpretation of the Bank Holding Company Act, the Federal Reserve could initiate a process to formally determine that PNC controls BlackRock under the terms of the Bank Holding Company Act.  Any such determination, if successful, would subject BlackRock to current and future regulatory requirements under the Bank Holding Company Act, including the Volcker Rule, that are more restrictive than those the Company is subject to under other applicable laws, as well as the enforcement authority of the Federal Reserve, which includes the power to impose substantial fines and other penalties for violations. Any effort by BlackRock to contest a control determination by the Federal Reserve may be costly and complex and may not result in a reversal of such determination. In addition, BlackRock’s trust bank subsidiary, which is organized as a national bank, is separately subject to banking regulation by the Office of the Comptroller of the Currency (“OCC”). The OCC has broad supervisory and enforcement authority over BlackRock’s trust bank and also subjects it to capital requirements. Being subject to banking regulation may put BlackRock at a competitive disadvantage because certain of its competitors are not subject to these limitations.

Failure to comply with ownership reporting requirements could result in harm to BlackRock’s reputation and may cause its AUM, revenue and earnings to decline.

Of note among the various international regulations to which BlackRock is subject are the extensive and increasingly stringent regulatory reporting requirements that necessitate the monitoring and reporting of issuer exposure levels (thresholds) across the holdings of managed funds and accounts and those of the Company. The specific triggers and the reporting methods that these threshold filings entail vary significantly by regulator and across jurisdictions. BlackRock continues to invest in technology, training and its employees to enhance its monitoring and reporting functions and improve the timeliness and accuracy of its disclosures. Despite these investments, the complexity of the various threshold reporting requirements combined with the breadth of the assets managed by the Company and high volume of securities trading have caused errors and omissions to occur in the past, and pose a risk that errors or omissions may occur in the future. Any such errors may expose BlackRock to monetary penalties, which could have an adverse effect on BlackRock’s reputation and may cause its AUM, revenue and earnings to decline.

New tax legislation or changes to existing U.S. and non-U.S. tax laws, treaties and regulations or challenges to BlackRock’s historical taxation practices may adversely affect BlackRock’s effective tax rate, business and overall financial condition.

BlackRock’s businesses may be directly or indirectly affected by new tax legislation and regulation, or the modification of existing tax laws, by U.S. or non-U.S. authorities. Similarly, the Company manages assets that have investment objectives which conform to specific tax law rules, which could be impacted by changes in tax law or policy, particularly with respect to investment income.

For example, Foreign Account Tax Compliance Act (“FATCA”) and the Common Reporting Standards (“CRS”) have introduced new investor onboarding, withholding and reporting rules aimed at ensuring persons with financial assets outside of their tax residence country pay appropriate taxes. FATCA and CRS impact both U.S. and non-U.S. funds and subject BlackRock to additional administrative burdens and reporting obligations. Certain EU Member States have also enacted financial transaction taxes (“FTTs”), which impose taxation on a broad range of financial instrument and derivatives transactions. Several other EU Member States continue to discuss introducing FTTs. If introduced as proposed, FTTs could have an adverse effect on BlackRock’s financial results and on clients’ performance results. In addition, in October 2015, the Organization for Economic Co-operation and Development (“OECD”) released its final base erosion and profit shifting (“BEPS”) package in an effort to curb the use of certain tax regimes and elements of tax planning, primarily in a cross-border context. The final package was endorsed by the G20 and is subject to implementation. As it stands, BEPS contains a number of provisions that would result in increased taxation for cross-border funds, particularly affecting fund raising for high alpha alternative products in Europe such as private debt and equity. In addition, in July 2016, the European Council formally adopted the Anti-Tax Avoidance Package (“EU Package”), which contains measures to regulate certain elements of tax planning further and to boost tax transparency. The BEPS package and the EU Package could curtail the amount of investments channeled by, and have unintended taxation consequences for, funds as well as the BlackRock’s overall tax position, which could adversely affect BlackRock’s financial condition and that of its clients.

The application of complex tax regulations involves numerous uncertainties, and in the normal course of business U.S. and non-U.S. tax authorities may review and challenge tax positions adopted by BlackRock. These challenges may result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect BlackRock’s effective tax rate and overall financial condition.

Risks Related to BlackRock’s SIGNIFICANT SHAREHOLDER

PNC owns 22% of BlackRock’s capital stock. Future sales or distributions of BlackRock’s common stock in the public market by the Company or PNC could adversely affect the trading price of BlackRock’s common stock.

As of December 31, 2016, PNC owned 22% of the Company’s capital stock. Sales or distributions of a substantial number of shares of BlackRock’s common stock in the public market, or the perception that these sales or distributions might occur, may cause the market price of BlackRock’s common stock to decline.

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
•

any merger, issuance of shares or similar transaction in which beneficial ownership of a majority of the total voting power of BlackRock capital stock would be held by persons different than the persons holding such majority of the total voting power prior to the occurrence of any such merger, issuance of shares or similar transaction, or any sale of all or substantially all assets of BlackRock;

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

•	any amendment to BlackRock’s certificate of incorporation or bylaws; or
•	any matter requiring stockholder approval pursuant to the rules of the New York Stock Exchange.

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

•

for so long as BlackRock is a subsidiary of PNC for purposes of the Bank Holding Company Act, entering into any business or activity that is prohibited for any such subsidiary under the Bank Holding Company Act;

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

Item 2. Properties

BlackRock’s principal office, which is leased, is located at 55 East 52nd Street, New York, New York. BlackRock leases additional office space in New York City at 40 East 52nd Street and 49 East 52nd Street, and throughout the world, including Boston, Chicago, Edinburgh, Gurgaon (India), Hong Kong, London, Melbourne (Australia), Munich, Princeton (New Jersey), San Francisco, Seattle, Singapore, Sydney, Taipei and Tokyo. The Company also owns an 84,500 square foot office building in Wilmington (Delaware) and a 43,000 square foot data center in Amherst (New York).

Item 3. Legal Proceedings

From time to time, BlackRock receives subpoenas or other requests for information from various U.S. federal, state governmental and domestic and international regulatory authorities in connection with certain industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such inquiries. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, BlackRock-advised investment portfolios may be subject to lawsuits, any of which potentially could harm the investment returns of the applicable portfolio or result in the Company being liable to the portfolios for any resulting damages.

On May 27, 2014, certain purported investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the U.S. District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited (collectively, the “Defendants”) under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. The Consolidated Complaint, which purports to be brought derivatively on behalf of the Funds, alleges that the Defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On February 24, 2015, the same plaintiffs filed another complaint in the same court against BlackRock Investment Management, LLC and BlackRock Advisors, LLC. The allegations and legal claims in both complaints are substantially similar, with the new complaint purporting to challenge fees received by Defendants after the plaintiffs filed their prior complaint. Both complaints seek, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by Defendants in the period beginning twelve months preceding the start of each lawsuit and ending on the date of judgment in each case, along with purported lost investment returns on those amounts, plus interest. On March 25, 2015, Defendants’ motion to dismiss the Consolidated Complaint was denied. The Defendants believe the claims in both lawsuits are without merit and intend to vigorously defend the actions.

Between November 12, 2015 and November 16, 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”) and BlackRock US Core Property Fund, Inc. (formerly known as the BlackRock Granite Property Fund, Inc.) (“Granite Fund”), along with certain other Granite Fund-

related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June 16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which is the property manager of the Property, and certain other entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs allege, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and seek monetary, including punitive, damages.  Additionally, on March 16, 2016, three former tenants of the Library Gardens apartment unit that experienced the balcony collapse sued the BlackRock Parties.  The former tenants, who witnessed (but were not physically injured in) the accident make allegations virtually identical to those in the previously filed actions and claim that, as a result of the collapse, they suffered unspecified emotional damage.  Several defendants have also filed cross-complaints alleging a variety of claims, including claims against the BlackRock Parties for contribution, negligence, and declaratory relief.  BlackRock believes the claims against the BlackRock Parties are without merit and intends to vigorously defend the actions.

Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability arising out of regulatory matters or lawsuits will have a material effect on BlackRock’s results of operations, financial position, or cash flows. However, there is no assurance whether any such pending or threatened matters will have a material effect on BlackRock’s results of operations, financial position or cash flows in any future reporting period. Due to uncertainties surrounding the outcome of these matters, management cannot reasonably estimate the possible loss or range of loss that may arise from these matters.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2017, there were 266 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for many underlying investors.

The following table sets forth for the periods indicated the high and low reported sale prices, period-end closing prices for the common stock and dividends declared per share for the common stock as reported on the NYSE:

	Common Stock Price Ranges		Closing	Cash Dividend
	High	Low	Price	Declared
2016
First Quarter	$342.56	$289.72	$340.57	$2.29
Second Quarter	$367.47	$319.54	$342.53	$2.29
Third Quarter	$376.00	$335.11	$362.46	$2.29
Fourth Quarter	$398.45	$338.61	$380.54	$2.29
2015
First Quarter	$380.33	$340.51	$365.84	$2.18
Second Quarter	$377.85	$344.54	$345.98	$2.18
Third Quarter	$354.54	$293.52	$297.47	$2.18
Fourth Quarter	$363.72	$295.92	$340.52	$2.18

BlackRock’s closing common stock price as of February 27, 2017 was $391.00.

Dividends

On January 12, 2017, the Board of Directors approved BlackRock’s quarterly dividend of $2.50 to be paid on March 23, 2017 to stockholders of record at the close of business on March 6, 2017.

PNC receives dividends on shares of nonvoting participating preferred stock, which are equivalent to the dividends received by common stockholders.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2016, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2016 through October 31, 2016	235,893	(2)	$344.88	224,444	3,557,226
November 1, 2016 through November 30, 2016	495,054	(2)	$363.34	493,818	3,063,408
December 1, 2016 through December 31, 2016	52,959	(2)	$375.45	48,565	3,014,843
Total	783,906		$358.60	766,827

(1)

In January 2017, the Board of Directors authorized the repurchase of an additional 6 million shares under the Company’s existing share repurchase program for a total of up to 9 million shares of BlackRock common stock.

(2)

Includes purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards and purchases made by the Company as part of the publicly announced share repurchase program.

Item 6. Selected Financial Data

The selected financial data presented below have been derived in part from, and should be read in conjunction with, the consolidated financial statements of BlackRock and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

(in millions, except per share data)	2016	2015	2014	2013	2012
Income statement data:
Revenue
Related parties(1)	$7,058	$7,084	$6,994	$6,260	$5,501
Other third parties	4,097	4,317	4,087	3,920	3,836
Total revenue	11,155	11,401	11,081	10,180	9,337
Expense
Restructuring charge	76	—	—	—	—
Other operating expenses	6,509	6,737	6,607	6,323	5,813
Total expense	6,585	6,737	6,607	6,323	5,813
Operating income	4,570	4,664	4,474	3,857	3,524
Total nonoperating income (expense)	(110)	(62)	(79)	116	(54)
Income before income taxes	4,460	4,602	4,395	3,973	3,470
Income tax expense	1,290	1,250	1,131	1,022	1,030
Net income	3,170	3,352	3,264	2,951	2,440
Less: Net income (loss) attributable to noncontrolling interests	(2)	7	(30)	19	(18)
Net income attributable to BlackRock, Inc.	$3,172	$3,345	$3,294	$2,932	$2,458
Per share data:(2)
Basic earnings	$19.29	$20.10	$19.58	$17.23	$14.03
Diluted earnings	$19.04	$19.79	$19.25	$16.87	$13.79
Book value(3)	$178.38	$172.12	$164.06	$156.69	$148.20
Cash dividends declared and paid per share	$9.16	$8.72	$7.72	$6.72	$6.00

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
(3)

Book value amounts for 2016 and 2015 reflect Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at December 31 of the respective year-end. Book value amounts for 2014, 2013 and 2012 reflect Total BlackRock stockholders’ equity, excluding appropriated retained deficit of $19 million for 2014 and appropriated retained earnings of $22 million and $29 million for 2013 and 2012, respectively, divided by total common and preferred shares outstanding at December 31 of the respective year-end.

	December 31,
(in millions)	2016	2015	2014	2013	2012
Balance sheet data:
Cash and cash equivalents	$6,091	$6,083	$5,723	$4,390	$4,606
Goodwill and intangible assets, net	30,481	30,495	30,305	30,481	30,312
Total assets(1)	220,177	225,261	239,792	219,859	200,433
Less:
Separate account assets(2)	149,089	150,851	161,287	155,113	134,768
Collateral held under securities lending agreements(2)	27,792	31,336	33,654	21,788	23,021
Consolidated investment vehicles(3)	375	678	3,787	2,714	2,813
Adjusted total assets	$42,921	$42,396	$41,064	$40,244	$39,831
Short-term borrowings	$—	$—	$—	$—	$100
Long-term borrowings	4,915	4,930	4,922	4,925	5,669
Total borrowings	$4,915	$4,930	$4,922	$4,925	$5,769
Total BlackRock, Inc. stockholders’ equity	$29,098	$28,503	$27,366	$26,460	$25,403
Assets under management:
Equity:
Active	$275,033	$281,319	$292,802	$317,262	$287,215
iShares	951,252	823,156	790,067	718,135	534,648
Non-ETF index	1,430,891	1,319,297	1,368,242	1,282,298	1,023,638
Equity subtotal	2,657,176	2,423,772	2,451,111	2,317,695	1,845,501
Fixed income:
Active	749,996	719,653	701,324	652,209	656,331
iShares	314,707	254,190	217,671	178,835	192,852
Non-ETF index	507,662	448,525	474,658	411,142	410,139
Fixed income subtotal	1,572,365	1,422,368	1,393,653	1,242,186	1,259,322
Multi-asset	395,007	376,336	377,837	341,214	267,748
Alternatives:
Core	88,630	92,085	88,006	85,026	68,367
Currency and commodities(4)	28,308	20,754	23,234	26,088	41,428
Alternatives subtotal	116,938	112,839	111,240	111,114	109,795
Long-term	4,741,486	4,335,315	4,333,841	4,012,209	3,482,366
Cash management	403,584	299,884	296,353	275,554	263,743
Advisory(5)	2,782	10,213	21,701	36,325	45,479
Total	$5,147,852	$4,645,412	$4,651,895	$4,324,088	$3,791,588

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of future acquisitions or divestitures; (6) the unfavorable resolution of legal proceedings; (7) the extent and timing of any share repurchases; (8) the impact, extent and timing of technological changes and the adequacy of intellectual property, information and cyber security protection; (9) the potential for human error in connection with BlackRock’s operational systems; (10) the impact of legislative and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and regulatory, supervisory or enforcement actions of government agencies relating to

BlackRock or The PNC Financial Services Group, Inc. (“PNC”); (11) changes in law and policy accompanying the new administration and uncertainty pending any such changes; (12) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (13) the ability to attract and retain highly talented professionals; (14) fluctuations in the carrying value of BlackRock’s economic investments; (15) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (16) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (17) the failure by a key vendor of BlackRock to fulfill its obligations to the Company; (18) any disruption to the operations of third parties whose functions are integral to BlackRock’s ETF platform; (19) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (20) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $5.1 trillion of AUM at December 31, 2016. With approximately 13,000 employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

For further information see Business, in Part I, Item 1 and Note 1, Introduction and Basis of Presentation, in the notes to the consolidated financial statements contained in Part II, Item 8.

Acquisitions and Divestitures

In April 2016, the Company completed a transaction with BofA® Global Capital Management that transferred investment management responsibilities of $80.6 billion of cash assets under management to the Company.  Total consideration included contingent consideration valued at $75 million at time of close.  BlackRock’s platform provides clients with broad access to high quality, global liquidity investment solutions.

In August 2016, the Company completed the transfer of its UK Defined Contribution Administration and Platform business to Aegon N.V. (“Aegon”).  The Company continues to be the primary investment manager for the clients who transferred to Aegon in connection with the transaction.  The associated Part VII transfer of the underlying assets and liabilities to Aegon remains subject to regulatory and court approval, which is expected to be finalized during the first quarter of 2018.

These transactions were not material to the Company’s consolidated statements of financial condition or results of operations.

United Kingdom Exit from European Union

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“EU”), commonly referred to as "Brexit", which resulted in significant volatility in several international markets. The timing and the outcome of the negotiations between the United Kingdom and the EU in connection with Brexit are both highly uncertain and information regarding the long-term consequences of the vote is expected to become clearer over time. The Company will continue to monitor the potential impact of Brexit on its consolidated statements of financial condition and results of operations.

Business Outlook

BlackRock's framework for long-term value creation is predicated on generating differentiated organic growth, leveraging scale to increase operating margins over time, and returning capital to shareholders on a consistent basis.  BlackRock's diversified platform, in terms of style, product, client and geography, enables it to generate more stable cash flows through market cycles, positioning BlackRock to invest for the long-term by striking an appropriate balance between investing for future growth and prudent discretionary expense management.

BlackRock’s highly diversified multi-product platform was created to meet the needs of its clients in all market environments. BlackRock is positioned to provide active and index investment solutions across asset classes and geographies and leverage BlackRock Solutions’ world-class risk management, analytics and advisory capabilities on behalf of clients. BlackRock serves a diverse mix of institutional and retail clients across the globe, including investors in iShares, maintaining differentiated client relationships and a fiduciary focus.

BlackRock’s retail strategy is focused on an outcome-oriented approach to creating client solutions, including active, index and alternative products, enhanced distribution and technology offerings. In the United States, BlackRock is leveraging its integrated wholesaler force to further penetrate distribution platforms and gain share among registered investment advisors. Internationally, BlackRock continues to diversify the range of investment solutions available to clients, penetrate new distribution channels and position effectively for regulatory change.

iShares growth strategy is centered on increasing global iShares market share and driving global market expansion. BlackRock intends to achieve these goals by pursuing global growth themes in client and product segments including core investments, fixed income, smart beta, financial instruments and precision exposures.

BlackRock believes Institutional results will be driven by enhancing BlackRock’s solutions-oriented approach; deepening client relationships through product diversification and higher value-add capabilities; and leveraging BlackRock Solutions’ analytical and risk management expertise.

Executive Summary

(in millions, except per share data)	2016	2015	2014
GAAP basis:
Total revenue	$11,155	$11,401	$11,081
Total expense	6,585	6,737	6,607
Operating income	$4,570	$4,664	$4,474
Operating margin	41.0%	40.9%	40.4%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(108)	(69)	(49)
Income tax expense	(1,290)	(1,250)	(1,131)
Net income attributable to BlackRock	$3,172	$3,345	$3,294
Diluted earnings per common share	$19.04	$19.79	$19.25
Effective tax rate	28.9%	27.2%	25.6%
As adjusted(1):
Operating income	$4,674	$4,695	$4,563
Operating margin	43.7%	42.9%	42.9%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(108)	(70)	(56)
Net income attributable to BlackRock	$3,214	$3,313	$3,310
Diluted earnings per common share	$19.29	$19.60	$19.34
Effective tax rate	29.6%	28.4%	26.6%
Other:
Assets under management (end of period)	$5,147,852	$4,645,412	$4,651,895
Diluted weighted-average common shares outstanding(2)	166,579,752	169,038,571	171,112,261
Common and preferred shares outstanding (end of period)	163,121,291	165,596,139	166,921,863
Book value per share(3)	$178.38	$172.12	$164.06
Cash dividends declared and paid per share	$9.16	$8.72	$7.72

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)

Total BlackRock stockholders’ equity, excluding an appropriated retained deficit of $19 million for 2014, divided by total common and preferred shares outstanding at December 31 of the respective year-end.

2016 Compared with 2015

GAAP.    Operating income of $4,570 million decreased $94 million from 2015. Operating income was impacted by lower performance fees, partially offset by expense discipline and growth in Aladdin revenue.  Operating income also reflected a restructuring charge of $76 million recorded in the first quarter of 2016 in connection with a project to streamline and simplify the organization.  Operating margin of 41% increased 10 bps from 2015 driven by continued expense discipline. Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests (“NCI”), decreased $39 million from 2015 due to lower net gains on investments, partially offset by higher interest and dividend income during 2016.  Net gains on investments in 2015 included a $40 million noncash gain related to the BlackRock Kelso Capital Advisors LLC (“BKCA”) transaction and a $35 million unrealized gain on a private equity investment.

Income tax expense for 2016 included a $30 million net noncash tax benefit associated with the revaluation of certain deferred income tax liabilities, including the effect of tax legislation enacted in the United Kingdom, and state and local income tax changes.  Income tax expense for 2016 also included nonrecurring tax benefits of $65 million.  Income tax expense for 2015 included a $54 million net noncash benefit associated with the revaluation of certain deferred income tax liabilities and nonrecurring tax benefits of $75 million.

Diluted earnings per common share decreased $0.75, or 4%, compared with the prior year period, reflecting lower nonoperating income and a higher tax rate in 2016, partially offset by the benefit of share repurchases.

As Adjusted.    Operating income of $4,674 million decreased $21 million, and operating margin of 43.7% increased 80 bps, from 2015.   The pre-tax restructuring charge of $76 million described above was excluded from as adjusted results.  Income tax expense for 2016 and 2015 excluded the previously described net noncash benefits of $30 million and $54 million, respectively, and included the nonrecurring tax benefits described above.  Diluted earnings per common share decreased $0.31, or 2%, from 2015.

2015 Compared with 2014

GAAP.    Operating income of $4,664 million increased $190 million and operating margin of 40.9% increased 50 bps from 2014. Operating income reflected growth in base fees and performance fees, partially offset by higher expense. The Company’s 2015 expense reflected higher revenue-related expense, including compensation, and distribution and servicing costs, partially offset by lower general and administration expense, and lower amortization of intangible assets.  In connection with the Barclays Global Investors (“BGI”) acquisition, BlackRock recorded a $50 million indemnification asset for unrecognized tax benefits. Due to the resolution of outstanding tax matters in 2014, BlackRock recorded $50 million of general and administration expense in 2014 to reflect the reduction of the indemnification asset and an offsetting $50 million tax benefit.  Results for 2014 also included $11 million of closed-end fund launch costs. Nonoperating income (expense), less net income (loss) attributable to NCI, decreased $20 million from 2014 due to lower net gains on investments in 2015.

Income tax expense for 2015 included a $54 million net noncash benefit described above and nonrecurring tax benefits of $75 million.  Income tax expense for 2014 included $94 million of tax benefits, including the $50 million tax benefit mentioned above, a $9 million net noncash benefit, primarily associated with the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes, and a $73 million net tax benefit related to several favorable nonrecurring items.

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

(in millions)	2016	2015	2014
Operating income, GAAP basis	$4,570	$4,664	$4,474
Non-GAAP expense adjustments:
Restructuring charge	76	—	—
PNC LTIP funding obligation	28	30	32
Compensation expense related to appreciation (depreciation) on deferred compensation plans	—	1	7
Reduction of indemnification asset	—	—	50
Operating income, as adjusted	4,674	4,695	4,563
Product launch costs and commissions	—	5	11
Operating income used for operating margin measurement	$4,674	$4,700	$4,574
Revenue, GAAP basis	$11,155	$11,401	$11,081
Non-GAAP adjustments:
Distribution and servicing costs	(429)	(409)	(364)
Amortization of deferred sales commissions	(34)	(48)	(56)
Revenue used for operating margin measurement	$10,692	$10,944	$10,661
Operating margin, GAAP basis	41.0%	40.9%	40.4%
Operating margin, as adjusted	43.7%	42.9%	42.9%

•

Operating income, as adjusted, includes non-GAAP expense adjustments. The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded, as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense).  In 2016, a restructuring charge primarily comprised of severance and accelerated amortization expense of previously granted deferred compensation awards has been excluded to provide more meaningful analysis of BlackRock’s ongoing operations and to ensure comparability among periods presented.  In 2014, general and administration expense relating to the reduction of an indemnification asset has been excluded since it is directly offset by a tax benefit of the same amount and, consequently, does not impact BlackRock’s book value.

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

Revenue used for operating margin, as adjusted, excludes distribution and servicing costs paid to related parties and other third parties. Management believes such costs represent a benchmark for the amount of revenue passed through to external parties who distribute the Company’s products.  In addition, management believes the exclusion of such costs is useful because it creates consistency in the treatment for certain contracts for similar services, which due to the terms of the contracts, are accounted for under GAAP on a net basis within investment advisory, administration fees and securities lending revenue. Amortization of deferred sales commissions is excluded from revenue used for operating margin measurement, as adjusted, because such costs, over time, substantially offset distribution fee revenue the Company earns. For each of these items, BlackRock excludes from revenue used for operating margin, as adjusted, the costs related to each of these items as a proxy for such offsetting revenue.

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

(in millions)	2016	2015	2014
Nonoperating income (expense), GAAP basis	$(110)	$(62)	$(79)
Less: Net income (loss) attributable to NCI	(2)	7	(30)
Nonoperating income (expense), net of NCI	(108)	(69)	(49)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	(1)	(7)
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$(108)	$(70)	$(56)

(3) Net income attributable to BlackRock, as adjusted:

(in millions, except per share data)	2016	2015	2014
Net income attributable to BlackRock, GAAP basis	$3,172	$3,345	$3,294
Non-GAAP adjustments:
Restructuring charge (including $23 tax benefit)	53	—	—
PNC LTIP funding obligation, net of tax	19	22	25
Income tax matters	(30)	(54)	(9)
Net income attributable to BlackRock, as adjusted	$3,214	$3,313	$3,310
Diluted weighted-average common shares outstanding(4)	166.6	169.0	171.1
Diluted earnings per common share, GAAP basis(4)	$19.04	$19.79	$19.25
Diluted earnings per common share, as adjusted(4)	$19.29	$19.60	$19.34

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

AUM and Net Inflows (Outflows) by Client Type

	AUM			Net inflows (outflows)
(in millions)	2016	2015	2014	2016	2015	2014
Retail	$541,952	$541,125	$534,329	$(11,324)	$38,512	$54,944
iShares	1,287,879	1,092,561	1,024,228	140,479	129,852	100,601
Institutional:
Active	1,009,974	962,852	959,160	17,918	26,746	(10,420)
Index	1,901,681	1,738,777	1,816,124	33,491	(43,096)	36,128
Total institutional	2,911,655	2,701,629	2,775,284	51,409	(16,350)	25,708
Long-term	4,741,486	4,335,315	4,333,841	180,564	152,014	181,253
Cash management	403,584	299,884	296,353	29,228	7,510	25,696
Advisory(1)	2,782	10,213	21,701	(7,601)	(9,629)	(13,173)
Total	$5,147,852	$4,645,412	$4,651,895	$202,191	$149,895	$193,776

AUM and Net Inflows (Outflows) by Product Type

	AUM			Net inflows (outflows)
(in millions)	2016	2015	2014	2016	2015	2014
Equity	$2,657,176	$2,423,772	$2,451,111	$51,424	$52,778	$52,420
Fixed income	1,572,365	1,422,368	1,393,653	119,955	76,944	96,406
Multi-asset	395,007	376,336	377,837	4,227	17,167	28,905
Alternatives
Core	88,630	92,085	88,006	(1,165)	4,080	3,061
Currency and commodities(2)	28,308	20,754	23,234	6,123	1,045	461
Subtotal	116,938	112,839	111,240	4,958	5,125	3,522
Long-term	4,741,486	4,335,315	4,333,841	180,564	152,014	181,253
Cash management	403,584	299,884	296,353	29,228	7,510	25,696
Advisory(1)	2,782	10,213	21,701	(7,601)	(9,629)	(13,173)
Total	$5,147,852	$4,645,412	$4,651,895	$202,191	$149,895	$193,776

AUM and Net Inflows (Outflows) by Investment Style

	AUM			Net inflows (outflows)
(in millions)	2016	2015	2014	2016	2015	2014
Active	$1,501,052	$1,462,672	$1,453,613	$(774)	$60,510	$34,408
Index and iShares	3,240,434	2,872,643	2,880,228	181,338	91,504	146,845
Long-term	4,741,486	4,335,315	4,333,841	180,564	152,014	181,253
Cash management	403,584	299,884	296,353	29,228	7,510	25,696
Advisory(1)	2,782	10,213	21,701	(7,601)	(9,629)	(13,173)
Total	$5,147,852	$4,645,412	$4,651,895	$202,191	$149,895	$193,776

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares.

The following table presents the component changes in BlackRock’s AUM for 2016, 2015 and 2014.

(in millions)	2016	2015	2014
Beginning AUM	$4,645,412	$4,651,895	$4,324,088
Net inflows (outflows)
Long-term	180,564	152,014	181,253
Cash management	29,228	7,510	25,696
Advisory(1)	(7,601)	(9,629)	(13,173)
Total net inflows (outflows)	202,191	149,895	193,776
Acquisitions(2)	80,635	2,219	—
Market change	326,364	(57,495)	261,682
FX impact(3)	(106,750)	(101,102)	(127,651)
Total change	502,440	(6,483)	327,807
Ending AUM	$5,147,852	$4,645,412	$4,651,895

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)

Amount for 2016 represents $80.6 billion of AUM acquired in the BofA Global Capital Management transaction in April 2016. Amounts for 2015 represent $1.3 billion of AUM acquired in the acquisition of certain assets of BKCA in March 2015, $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015 and $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015.  The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

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

Component Changes in AUM for 2016

The following table presents the component changes in AUM by client type and product type for 2016.

(in millions)	December 31, 2015	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	December 31, 2016	Full year average AUM(3)
Retail:
Equity	$193,755	$(7,429)	$—	$15,456	$(5,561)	$196,221	$192,311
Fixed income	212,653	8,407	—	3,130	(1,934)	222,256	221,797
Multi-asset	115,307	(9,367)	—	3,100	(1,043)	107,997	111,416
Alternatives	19,410	(2,935)	—	(835)	(162)	15,478	17,424
Retail subtotal	541,125	(11,324)	—	20,851	(8,700)	541,952	542,948
iShares:
Equity	823,156	74,914	—	56,469	(3,287)	951,252	849,017
Fixed income	254,190	59,913	—	3,782	(3,178)	314,707	301,061
Multi-asset	2,730	354	—	61	4	3,149	2,448
Alternatives	12,485	5,298	—	1,055	(67)	18,771	18,561
iShares subtotal	1,092,561	140,479	—	61,367	(6,528)	1,287,879	1,171,087
Institutional:
Active:
Equity	121,442	(7,449)	—	11,112	(4,406)	120,699	119,604
Fixed income	514,428	10,234	—	20,242	(8,177)	536,727	542,332
Multi-asset	252,041	13,322	—	18,516	(6,946)	276,933	265,652
Alternatives	74,941	1,811	—	619	(1,756)	75,615	74,919
Active subtotal	962,852	17,918	—	50,489	(21,285)	1,009,974	1,002,507
Index:
Equity	1,285,419	(8,612)	—	135,997	(23,800)	1,389,004	1,307,812
Fixed income	441,097	41,401	—	55,665	(39,488)	498,675	478,444
Multi-asset	6,258	(82)	—	843	(91)	6,928	7,464
Alternatives	6,003	784	—	790	(503)	7,074	6,642
Index subtotal	1,738,777	33,491	—	193,295	(63,882)	1,901,681	1,800,362
Institutional subtotal	2,701,629	51,409	—	243,784	(85,167)	2,911,655	2,802,869
Long-term	4,335,315	180,564	—	326,002	(100,395)	4,741,486	4,516,904
Cash management	299,884	29,228	80,635	430	(6,593)	403,584	358,498
Advisory(4)	10,213	(7,601)	—	(68)	238	2,782	9,687
Total	$4,645,412	$202,191	$80,635	$326,364	$(106,750)	$5,147,852	$4,885,089

(1)  Amount represents AUM acquired in the BofA Global Capital Management transaction in April 2016.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for 2016.

(in millions)	December 31, 2015	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	December 31, 2016	Full year average AUM(3)
Equity:
Active	$281,319	$(20,230)	$—	$21,045	$(7,101)	$275,033	$275,656
iShares	823,156	74,914	—	56,469	(3,287)	951,252	849,017
Non-ETF index	1,319,297	(3,260)	—	141,520	(26,666)	1,430,891	1,344,071
Equity subtotal	2,423,772	51,424	—	219,034	(37,054)	2,657,176	2,468,744
Fixed income:
Active	719,653	16,625	—	22,742	(9,024)	749,996	756,110
iShares	254,190	59,913	—	3,782	(3,178)	314,707	301,061
Non-ETF index	448,525	43,417	—	56,295	(40,575)	507,662	486,463
Fixed income subtotal	1,422,368	119,955	—	82,819	(52,777)	1,572,365	1,543,634
Multi-asset	376,336	4,227	—	22,520	(8,076)	395,007	386,980
Alternatives:
Core	92,085	(1,165)	—	(291)	(1,999)	88,630	90,028
Currency and commodities(4)	20,754	6,123	—	1,920	(489)	28,308	27,518
Alternatives subtotal	112,839	4,958	—	1,629	(2,488)	116,938	117,546
Long-term	4,335,315	180,564	—	326,002	(100,395)	4,741,486	4,516,904
Cash management	299,884	29,228	80,635	430	(6,593)	403,584	358,498
Advisory(5)	10,213	(7,601)	—	(68)	238	2,782	9,687
Total	$4,645,412	$202,191	$80,635	$326,364	$(106,750)	$5,147,852	$4,885,089

(1) Amount represents AUM acquired in the BofA Global Capital Management transaction in April 2016.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style for 2016.

(in millions)	December 31, 2015	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	December 31, 2016	Full year average AUM(3)
Active	$1,462,672	$(774)	$—	$65,187	$(26,033)	$1,501,052	$1,501,176
Index and iShares	2,872,643	181,338	—	260,815	(74,362)	3,240,434	3,015,728
Long-term	4,335,315	180,564	—	326,002	(100,395)	4,741,486	4,516,904
Cash management	299,884	29,228	80,635	430	(6,593)	403,584	358,498
Advisory(4)	10,213	(7,601)	—	(68)	238	2,782	9,687
Total	$4,645,412	$202,191	$80,635	$326,364	$(106,750)	$5,147,852	$4,885,089

(1)  Amount represents AUM acquired in the BofA Global Capital Management transaction in April 2016.

(2)  Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $502.4 billion to $5.1 trillion at December 31, 2016 from $4.6 trillion at December 31, 2015 driven by net market appreciation, positive net inflows and AUM acquired in the BofA Global Capital Management transaction, partially offset by the impact of foreign exchange movements.

Net market appreciation of $326.4 billion was driven by $219.0 billion from equity products, $82.8 billion from fixed income products and $22.5 billion from multi-asset products across the majority of strategies.

AUM decreased $106.8 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar, largely against the British pound and the Euro.

For further discussion on AUM, see “Part I, Item 1 – Business – Assets Under Management”.

Component Changes in AUM for 2015

The following table presents the component changes in AUM by client type and product type for 2015.

(in millions)	December 31, 2014	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact(2)	December 31, 2015	Full year average AUM(3)
Retail:
Equity	$200,445	$8,543	$-	$(10,040)	$(5,193)	$193,755	$199,474
Fixed income	189,820	31,114	-	(5,691)	(2,590)	212,653	205,919
Multi-asset	125,341	(1,307)	366	(8,108)	(985)	115,307	125,019
Alternatives	18,723	162	1,293	(177)	(591)	19,410	19,351
Retail subtotal	534,329	38,512	1,659	(24,016)	(9,359)	541,125	549,763
iShares:
Equity	790,067	78,408	-	(32,349)	(12,970)	823,156	810,836
Fixed income	217,671	50,309	-	(7,508)	(6,282)	254,190	239,164
Multi-asset	1,773	1,074	-	(90)	(27)	2,730	1,924
Alternatives	14,717	61	-	(2,160)	(133)	12,485	14,268
iShares subtotal	1,024,228	129,852	-	(42,107)	(19,412)	1,092,561	1,066,192
Institutional:
Active:
Equity	125,143	(462)	-	960	(4,199)	121,442	125,410
Fixed income	518,590	5,690	-	(1,220)	(8,632)	514,428	523,536
Multi-asset	242,913	18,409	-	1,074	(10,355)	252,041	254,781
Alternatives	72,514	3,109	560	(175)	(1,067)	74,941	73,683
Active subtotal	959,160	26,746	560	639	(24,253)	962,852	977,410
Index:
Equity	1,335,456	(33,711)	-	6,157	(22,483)	1,285,419	1,333,159
Fixed income	467,572	(10,169)	-	2,317	(18,623)	441,097	466,494
Multi-asset	7,810	(1,009)	-	(289)	(254)	6,258	7,305
Alternatives	5,286	1,793	-	(924)	(152)	6,003	5,907
Index subtotal	1,816,124	(43,096)	-	7,261	(41,512)	1,738,777	1,812,865
Institutional subtotal	2,775,284	(16,350)	560	7,900	(65,765)	2,701,629	2,790,275
Long-term	4,333,841	152,014	2,219	(58,223)	(94,536)	4,335,315	4,406,230
Cash management	296,353	7,510	-	267	(4,246)	299,884	284,969
Advisory(4)	21,701	(9,629)	-	461	(2,320)	10,213	14,399
Total	$4,651,895	$149,895	$2,219	$(57,495)	$(101,102)	$4,645,412	$4,705,598

(1)

Amounts represent $1.3 billion of AUM acquired in the acquisition of certain assets of BKCA in March 2015, $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015 and $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for 2015.

(in millions)	December 31, 2014	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact(2)	December 31, 2015	Full year average AUM(3)
Equity:
Active	$292,802	$4,210	$-	$(7,738)	$(7,955)	$281,319	$292,204
iShares	790,067	78,408	-	(32,349)	(12,970)	823,156	810,836
Non-ETF index	1,368,242	(29,840)	-	4,815	(23,920)	1,319,297	1,365,839
Equity subtotal	2,451,111	52,778	-	(35,272)	(44,845)	2,423,772	2,468,879
Fixed income:
Active	701,324	35,928	-	(6,907)	(10,692)	719,653	722,023
iShares	217,671	50,309	-	(7,508)	(6,282)	254,190	239,164
Non-ETF index	474,658	(9,293)	-	2,313	(19,153)	448,525	473,926
Fixed income subtotal	1,393,653	76,944	-	(12,102)	(36,127)	1,422,368	1,435,113
Multi-asset	377,837	17,167	366	(7,413)	(11,621)	376,336	389,029
Alternatives:
Core	88,006	4,080	1,853	(213)	(1,641)	92,085	90,077
Currency and commodities(4)	23,234	1,045	-	(3,223)	(302)	20,754	23,132
Alternatives subtotal	111,240	5,125	1,853	(3,436)	(1,943)	112,839	113,209
Long-term	4,333,841	152,014	2,219	(58,223)	(94,536)	4,335,315	4,406,230
Cash management	296,353	7,510	-	267	(4,246)	299,884	284,969
Advisory(5)	21,701	(9,629)	-	461	(2,320)	10,213	14,399
Total	$4,651,895	$149,895	$2,219	$(57,495)	$(101,102)	$4,645,412	$4,705,598

(1)

Amounts represent $1.3 billion of AUM acquired in the acquisition of certain assets of BKCA in March 2015, $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015 and $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015. The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Amounts include commodity iShares.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style for 2015.

(in millions)	December 31, 2014	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact(2)	December 31, 2015	Full year average AUM(3)
Active	$1,453,613	$60,510	$2,219	$(22,026)	$(31,644)	$1,462,672	$1,487,060
Index and iShares	2,880,228	91,504	-	(36,197)	(62,892)	2,872,643	2,919,170
Long-term	4,333,841	152,014	2,219	(58,223)	(94,536)	4,335,315	4,406,230
Cash management	296,353	7,510	-	267	(4,246)	299,884	284,969
Advisory(4)	21,701	(9,629)	-	461	(2,320)	10,213	14,399
Total	$4,651,895	$149,895	$2,219	$(57,495)	$(101,102)	$4,645,412	$4,705,598

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

BlackRock also earns revenue by lending securities on behalf of clients to highly rated banks and broker-dealers. The securities loaned are secured by collateral in the form of cash or securities, with minimum collateral generally ranging from approximately 102% to 112% of the value of the loaned securities. Generally, the revenue earned is shared between BlackRock and the funds or accounts managed by the Company from which the securities are borrowed. Historically, securities lending revenue in the second quarter exceeds revenue in the other quarters during the year driven by higher seasonal demand.

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

BlackRock provides a variety of risk management, investment analytic and investment system and advisory services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts, government agencies and retail intermediaries. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation services related to illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, enterprise investment system outsourcing and wealth management technology services to clients. The Company’s Aladdin operating platform serves as the investment/risk solutions system for BlackRock and other institutional investors. Fees earned for BlackRock Solutions and advisory services are determined using some, or all, of the following methods: (i) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform, (ii) fixed-rate fees and (iii) fees billed on a time and materials basis.

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
•

Distribution and servicing costs, which are primarily AUM driven, include payments made to third parties, primarily associated with obtaining and retaining client investments in certain BlackRock products.

•

Direct fund expense primarily consists of third-party nonadvisory expense incurred by BlackRock related to certain funds for the use of index trademarks, reference data for indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, legal expense, and audit and tax services as well as other fund-related expense directly attributable to the nonadvisory operations of the fund. These expenses may vary over time with fluctuations in AUM, number of shareholder accounts, or other attributes directly related to volume of business.

General and administration expense includes marketing and promotional, occupancy and office-related costs, portfolio services (including clearing expense related to transition management services), technology, professional services, communications, product launch costs and other general and administration expense, including the impact of foreign currency remeasurement. Foreign currency remeasurement (gains) losses were $(6) million, $(8) million and $(11) million for 2016, 2015 and 2014, respectively.

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

Nonoperating income (expense) includes the effect of changes in the valuations on investments (excluding available-for-sale investments) and earnings on equity method investments as well as interest and dividend income and interest expense. Other comprehensive income includes changes in valuations related to available-for-sale investments. BlackRock primarily holds seed and co-investments in sponsored investment products that invest in a variety of asset classes, including private equity, hedge funds and real assets. Investments generally are made for co-investment purposes, to establish a performance track record or for regulatory purposes, including Federal Reserve Bank stock. BlackRock does not engage in proprietary trading activities that could conflict with the interests of its clients.

In addition, nonoperating income (expense) includes the impact of changes in the valuations of consolidated sponsored investment funds. The portion of nonoperating income (expense) not attributable to BlackRock is allocated to NCI on the consolidated statements of income.

Revenue

The following table presents the Company’s revenue for 2016, 2015 and 2014.

(in millions)	2016	2015	2014
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,591	$1,709	$1,844
iShares	2,651	2,751	2,705
Non-ETF index	674	680	677
Equity subtotal	4,916	5,140	5,226
Fixed income:
Active	1,658	1,566	1,396
iShares	696	554	484
Non-ETF index	297	282	260
Fixed income subtotal	2,651	2,402	2,140
Multi-asset	1,138	1,253	1,204
Alternatives:
Core	634	653	638
Currency and commodities	83	73	89
Alternatives subtotal	717	726	727
Long-term	9,422	9,521	9,297
Cash management	458	319	292
Total base fees	9,880	9,840	9,589
Investment advisory performance fees:
Equity	102	205	111
Fixed income	13	26	31
Multi-asset	19	34	32
Alternatives	161	356	376
Total performance fees	295	621	550
BlackRock Solutions and advisory	714	646	635
Distribution fees	41	55	70
Other revenue	225	239	237
Total revenue	$11,155	$11,401	$11,081

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Mix of Base Fees			Mix of Average AUM by Asset Class(1)
	2016	2015	2014	2016	2015	2014
Equity:
Active	16%	17%	18%	6%	6%	7%
iShares	27%	28%	28%	17%	17%	17%
Non-ETF index	7%	7%	7%	27%	30%	30%
Equity subtotal	50%	52%	53%	50%	53%	54%
Fixed income:
Active	17%	15%	15%	16%	16%	15%
iShares	7%	6%	5%	6%	5%	4%
Non-ETF index	3%	3%	3%	10%	10%	10%
Fixed income subtotal	27%	24%	23%	32%	31%	29%
Multi-asset	11%	13%	13%	8%	8%	8%
Alternatives:
Core	6%	7%	7%	2%	2%	2%
Currency and commodities	1%	1%	1%	1%	—%	1%
Alternatives subtotal	7%	8%	8%	3%	2%	3%
Long-term	95%	97%	97%	93%	94%	94%
Cash management	5%	3%	3%	7%	6%	6%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

2016 Compared with 2015

Revenue decreased $246 million, or 2%, from 2015, driven by lower performance fees, partially offset by higher BlackRock Solutions and advisory revenue.

Investment advisory, administration fees and securities lending revenue of $9,880 million for 2016 increased $40 million from $9,840 million in 2015 reflecting the impact of organic growth and higher markets on average AUM, the effect of AUM acquired in the BofA Global Capital Management transaction and lower yield-related fee waivers on certain money market funds, partially offset by the impact of divergent beta and mix shift, and the impact of foreign exchange movements.  Securities lending revenue increased $66 million from 2015 to $579 million in 2016, primarily reflecting an increase in average balances of securities on loan and higher spreads.

Investment advisory performance fees were $295 million in 2016 compared with $621 million in 2015. The decrease was primarily driven by lower fees from equity and alternative products, including the impact of the strong performance from a single hedge fund with an annual performance measurement period that ended in the third quarter of 2015.

BlackRock Solutions and advisory revenue in 2016 totaled $714 million compared with $646 million in 2015. The current year reflected higher revenue from Aladdin mandates. BlackRock Solutions and advisory revenue included $595 million in Aladdin revenue compared with $528 million in 2015.

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

Investment advisory performance fees were $621 million in 2015 compared with $550 million in 2014. The increase from 2014 reflected higher fees from equity products and strong performance from a single hedge fund. Investment advisory performance fees in 2014 reflected a large fee associated with the liquidation of a closed-end mortgage fund.

BlackRock Solutions and advisory revenue in 2015 totaled $646 million compared with $635 million in 2014. The increase from 2014 reflected higher revenue from Aladdin mandates and lower revenue from disposition-related advisory assignments. BlackRock Solutions and advisory revenue included $528 million in Aladdin revenue compared with $474 million in 2014.

Expense

The following table presents the Company’s expense for 2016, 2015 and 2014.

(in millions)	2016	2015	2014
Expense, GAAP:
Employee compensation and benefits	$3,880	$4,005	$3,829
Distribution and servicing costs	429	409	364
Amortization of deferred sales commissions	34	48	56
Direct fund expense	766	767	748
General and administration:
Marketing and promotional	325	365	413
Occupancy and office related	272	280	267
Portfolio services	234	221	215
Technology	175	170	164
Professional services	114	120	126
Communications	38	37	39
Regulatory, filing and license fees	21	24	36
Product launch costs and commissions	—	4	10
Reduction of indemnification asset	—	—	50
Other general and administration	122	159	133
Total general and administration expense	1,301	1,380	1,453
Restructuring charge	76	—	—
Amortization of intangible assets	99	128	157
Total expense, GAAP	$6,585	$6,737	$6,607
Less non-GAAP expense adjustments (1):
Employee compensation and benefits:
PNC LTIP funding obligation	$28	$30	$32
Compensation expense related to appreciation (depreciation) on deferred compensation plans	—	1	7
Subtotal	28	31	39
General and administration:
Reduction of indemnification asset	—	—	50
Restructuring charge	76	—	—
Total non-GAAP expense adjustments	104	31	89
Expense, as adjusted:
Employee compensation and benefits	$3,852	$3,974	$3,790
Distribution and servicing costs	429	409	364
Amortization of deferred sales commissions	34	48	56
Direct fund expense	766	767	748
General and administration	1,301	1,380	1,403
Amortization of intangible assets	99	128	157
Total expense, as adjusted	$6,481	$6,706	$6,518
(1)	See Non-GAAP Financial Measures for further information on non-GAAP expense adjustments.

2016 Compared with 2015

GAAP. Expense decreased $152 million, or 2%, from 2015, reflecting lower compensation and benefits expense, expense discipline and lower amortization of intangible assets, partially offset by a restructuring charge recorded in 2016.

Employee compensation and benefits expense decreased $125 million, or 3%, to $3,880 million in 2016 from $4,005 million in 2015, reflecting lower incentive compensation, primarily driven by lower performance fees.

 Distribution and servicing costs totaled $429 million in 2016 compared with $409 million in 2015.

General and administration expense decreased $79 million from 2015, reflecting expense discipline and the impact of higher transaction-related expense recorded in 2015.

Restructuring charge of $76 million, primarily comprised of severance and accelerated amortization expense of previously granted deferred compensation awards, was recorded in 2016 in connection with a project to streamline and simplify the organization.

Amortization of intangible assets expense decreased $29 million, or 23%, to $99 million in 2016 from $128 million in 2015, primarily reflecting certain finite-lived intangible assets becoming fully amortized.

As Adjusted. Expense, as adjusted, decreased $225 million, or 3%, to $6,481 million in 2016 from $6,706 million in 2015. The decrease in total expense, as adjusted, is primarily attributable to lower employee compensation and benefits expense, expense discipline and lower amortization of intangible assets.  The restructuring charge has been excluded from the as adjusted results.

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

Nonoperating Results

Nonoperating income (expense), less net income (loss) attributable to NCI for 2016, 2015 and 2014 was as follows:

(in millions)	2016	2015	2014
Nonoperating income (expense), GAAP basis(1)	$(110)	$(62)	$(79)
Less: Net income (loss) attributable to NCI	(2)	7	(30)
Nonoperating income (expense)(2)	(108)	(69)	(49)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	(1)	(7)
Nonoperating income (expense), as adjusted(2)	$(108)	$(70)	$(56)

(1)	Amounts included a gain of $16 million, a gain of $58 million and a loss of $41 million attributable to consolidated variable interest entities (“VIEs”) for 2016, 2015 and 2014, respectively.
(2)	Net of net income (loss) attributable to NCI.

 The components of nonoperating income (expense), less net income (loss) attributable to NCI for 2016, 2015 and 2014 were as follows:

(in millions)	2016	2015	2014
Net gain (loss) on investments(1)
Private equity	$6	$71	$69
Real assets	8	12	16
Other alternatives(2)	21	(2)	55
Other investments(3)	22	(18)	14
Subtotal	57	63	154
Other gains(4)	—	46	—
Total net gain (loss) on investments(1)	57	109	154
Interest and dividend income	40	26	29
Interest expense	(205)	(204)	(232)
Net interest expense	(165)	(178)	(203)
Total nonoperating income (expense)(1)	(108)	(69)	(49)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	(1)	(7)
Nonoperating income (expense), as adjusted(1)	$(108)	$(70)	$(56)

(1)	Net of net income (loss) attributable to NCI. Amounts for 2016 and 2015 also include net gain (loss) on consolidated VIEs.
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

2016 Compared with 2015

Net gains on investments of $57 million in 2016 decreased $52 million from 2015 due to lower net gains in 2016. Net gains on investments in 2015 included a $40 million gain related to the BKCA acquisition and a $35 million unrealized gain on a private equity investment.

Interest and dividend income increased $14 million from 2015 primarily due to higher dividend income in 2016.

2015 Compared with 2014

Net gains on investments of $109 million in 2015 decreased $45 million from 2014 due to lower net gains in 2015. Net gains on investments in 2015 included a $40 million gain related to the BKCA acquisition and a $35 million unrealized gain on a private equity investment. Net gains on investments in 2014 included the positive impact of the monetization of a nonstrategic, opportunistic private equity investment.

Interest expense decreased $28 million from 2014 primarily due to repayments of long-term borrowings in the fourth quarter of 2014.

Income Tax Expense

	GAAP			As adjusted
(in millions)	2016	2015	2014	2016	2015	2014
Operating income(1)	$4,570	$4,664	$4,474	$4,674	$4,695	$4,563
Total nonoperating income (expense)(1),(2)	(108)	(69)	(49)	(108)	(70)	(56)
Income before income taxes(2)	$4,462	$4,595	$4,425	$4,566	$4,625	$4,507
Income tax expense	$1,290	$1,250	$1,131	$1,352	$1,312	$1,197
Effective tax rate	28.9%	27.2%	25.6%	29.6%	28.4%	26.6%

(1)	See Non-GAAP Financial Measures for further information on and reconciliation of as adjusted items.
(2)	Net of net income (loss) attributable to NCI.

The Company’s tax rate is affected by tax rates in foreign jurisdictions and the relative amount of income earned in those jurisdictions, which the Company expects to be fairly consistent in the near term. The significant foreign jurisdictions that have lower statutory tax rates than the U.S. federal statutory rate of 35% include the United Kingdom, Channel Islands, Ireland and Canada. U.S. income taxes were not provided for certain undistributed foreign earnings intended to be indefinitely reinvested outside the United States.

2016. Income tax expense (GAAP) reflected:

o	a net noncash benefit of $30 million, primarily associated with the revaluation of certain deferred income tax liabilities; and
o	a benefit from $65 million of nonrecurring items, including the resolution of certain outstanding tax matters.

The as adjusted effective tax rate of 29.6% for 2016 excluded the net noncash benefit of $30 million mentioned above, as it will not have a cash flow impact and to ensure comparability among periods presented.

2015. Income tax expense (GAAP) reflected:

o	a net noncash benefit of $54 million, primarily associated with the revaluation of certain deferred income tax liabilities; and
o

a benefit from $75 million of nonrecurring items, primarily due to the realization of losses from changes in the Company’s organizational tax structure and the resolution of certain outstanding tax matters.

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

The as adjusted effective tax rate of 26.6% for 2014 excluded the $9 million net noncash benefit as it will not have a cash flow impact and to ensure comparability among periods presented and the $50 million tax benefit mentioned above. The $50 million general and administrative expense and $50 million tax benefit have been excluded from as adjusted results as there is no impact on BlackRock’s book value.

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

Separate Account Assets and Liabilities and Separate Account Collateral Held under Securities Lending Agreements

Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company that is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. The Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company’s assets. The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the Company’s consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.

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

Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds accounted for as voting rights entities (“VREs”) and VIEs, (collectively, “Consolidated Sponsored Investment Funds”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by Consolidated Sponsored Investment Funds to use in its operating activities. In addition, the Company cannot readily sell investments held by Consolidated Sponsored Investment Funds in order to obtain cash for use in the Company’s operations.

	December 31, 2016
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Funds(2)	As Adjusted
Assets
Cash and cash equivalents	$6,091	$—	$41	$6,050
Accounts receivable	2,350	—	—	2,350
Investments	1,595	—	21	1,574
Assets of consolidated VIEs:		—
Cash and cash equivalents	84	—	84	—
Investments	1,008	—	168	840
Other assets	63	—	63	—
Separate account assets and collateral held under securities lending agreements	176,881	176,881	—	—
Other assets(3)	1,624	—	(2)	1,626
Subtotal	189,696	176,881	375	12,440
Goodwill and intangible assets, net	30,481	—	—	30,481
Total assets	$220,177	$176,881	$375	$42,921
Liabilities
Accrued compensation and benefits	$1,880	$—	$—	$1,880
Accounts payable and accrued liabilities	1,094	—	—	1,094
Liabilities of consolidated VIEs	216	—	216	-
Borrowings	4,915	—	—	4,915
Separate account liabilities and collateral liabilities under securities lending agreements	176,881	176,881	—	—
Deferred income tax liabilities(4)	4,840	—	—	4,840
Other liabilities	1,007	—	(87)	1,094
Total liabilities	190,833	176,881	129	13,823
Equity
Total stockholders’ equity	29,098	—	—	29,098
Noncontrolling interests	246	—	246	—
Total equity	29,344	—	246	29,098
Total liabilities and equity	$220,177	$176,881	$375	$42,921

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts represent the portion of assets and liabilities of Consolidated Sponsored Investment Funds attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)

Amount includes approximately $5.6 billion of deferred income tax liabilities related to goodwill and intangibles.  See Note 21, Income Taxes, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the consolidated statements of financial condition as of December 31, 2016 and 2015 contained in Part II, Item 8 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at December 31, 2016 and 2015 included $53 million and $100 million, respectively, of cash held by consolidated VREs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2016).

Accounts receivable at December 31, 2016 increased $113 million from December 31, 2015 primarily due to higher alternative products and BlackRock Solutions receivables and an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities), partially offset by lower securities lending receivables. Investments were $1,595 million at December 31, 2016 (for more information see Investments herein). Goodwill and intangible assets decreased $14 million from December 31, 2015, primarily due to $99 million of amortization of intangible assets, partially offset by intangible assets and goodwill acquired from the BofA Global Capital Management transaction. Other assets (including property and equipment) increased $188 million from December 31, 2015, primarily related to an increase in earnings from certain strategic investments and current taxes receivable.

Liabilities. Accrued compensation and benefits at December 31, 2016 decreased $91 million from December 31, 2015, primarily due to lower 2016 incentive compensation accruals. Accounts payable and accrued liabilities at December 31, 2016 increased $26 million from December 31, 2015 due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable).

Net deferred income tax liabilities at December 31, 2016 decreased $11 million, primarily as a result of revaluation of certain deferred income tax liabilities due to the tax legislation enacted in the United Kingdom and the effects of temporary differences associated with stock compensation, and unrealized investment losses.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,595 million and $1,008 million, respectively, at December 31, 2016. Total Investments include consolidated investments held by sponsored investment funds accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	December 31, 2016	December 31, 2015
Investments, GAAP	$1,595	$1,578
Investments held by consolidated VIEs, GAAP	1,008	1,030
Total Investments	2,603	2,608
Investments held by consolidated VREs	(465)	(700)
Investments held by consolidated VIEs	(1,008)	(1,030)
Net interest in consolidated VREs	444	616
Net interest in consolidated VIEs(1)	840	733
Total Investments, as adjusted	2,414	2,227
Federal Reserve Bank stock	(89)	(93)
Deferred compensation investments	(66)	(79)
Hedged investments	(614)	(407)
Carried interest (VIEs/VREs)	(126)	(100)
Total “economic” investment exposure	$1,519	$1,548

(1)	Amount includes $108 million and $81 million of carried interest (VIEs) as of December 31, 2016 and 2015, respectively, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at December 31, 2016 and 2015:

(in millions)	December 31, 2016	December 31, 2015
Private equity	$334	$375
Real assets	94	104
Other alternatives(1)	245	227
Other investments(2)	846	842
Total “economic” investment exposure	$1,519	$1,548

(1)	Other alternatives include distressed credit/mortgage funds/opportunistic funds and hedge funds/funds of hedge funds.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as U.K. government securities, primarily held for regulatory purposes.

As adjusted investment activity for 2016 was as follows:

(in millions)
Total Investments, as adjusted, December 31, 2015	$2,227
Purchases/capital contributions	1,234
Sales/maturities	(976)
Distributions (1)	(134)
Market appreciation(depreciation)/earnings from equity method investments	82
Carried interest capital allocations/distributions received	26
Other	(45)
Total Investments, as adjusted, December 31, 2016	$2,414

(1)	Amount includes distributions representing return of capital and return on investments.

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

The following table presents a reconciliation of the consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Funds:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash and cash equivalents, December 31, 2014	$5,723	$120	$5,603
Cash flows from operating activities	3,004	(348)	3,352
Cash flows from investing activities	(465)	(156)	(309)
Cash flows from financing activities	(2,064)	484	(2,548)
Effect of exchange rate changes on cash and cash equivalents	(115)	—	(115)
Net change in cash and cash equivalents	360	(20)	380
Cash and cash equivalents, December 31, 2015	$6,083	$100	$5,983
Cash flows from operating activities	2,154	(1,063)	3,217
Cash flows from investing activities	(188)	(130)	(58)
Cash flows from financing activities	(1,685)	1,146	(2,831)
Effect of exchange rate changes on cash and cash equivalents	(273)	—	(273)
Net change in cash and cash equivalents	8	(47)	55
Cash and cash equivalents, December 31, 2016	$6,091	$53	$6,038

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

For details of the Company’s GAAP cash flows from operating, investing and financing activities, see the Consolidated Statements of Cash Flows contained in Part II, Item 8 of this filing.

Cash flows from operating activities, excluding the impact of Consolidated Sponsored Investment Funds, primarily include the receipt of investment advisory and administration fees, securities lending revenue and performance fees offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year.

Cash outflows from investing activities, excluding the impact of Consolidated Sponsored Investment Funds, for 2016 were $58 million and primarily reflected $384 million of investment purchases, $119 million of purchases of property and equipment and $30 million related to an acquisition, partially offset by $441 million of net proceeds from sales and maturities of certain investments.

Cash outflows from financing activities, excluding the impact of Consolidated Sponsored Investment Funds, for 2016 were $2,831 million, primarily resulting from $1.4 billion of share repurchases, including $1.1 billion in open market-transactions and $274 million of employee tax withholdings related to employee stock transactions and $1.5 billion of cash dividend payments, partially offset by $82 million of excess tax benefits from vested stock-based compensation awards.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at December 31, 2016 and 2015 were as follows:

(in millions)	December 31, 2016	December 31, 2015
Cash and cash equivalents(1)	$6,091	$6,083
Cash and cash equivalents held by consolidated VREs(2)	(53)	(100)
Subtotal	6,038	5,983
Credit facility — undrawn	4,000	4,000
Total liquidity resources(3)	$10,038	$9,983

(1)

The percentage of cash and cash equivalents held by the Company’s U.S. subsidiaries was approximately 50% at both December 31, 2016 and 2015.  See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)

Amounts do not reflect year-end incentive compensation accruals of approximately $1.3 billion and $1.5 billion for 2016 and 2015, respectively, which were paid in the first quarter of the following year.

Total liquidity resources increased $55 million during 2016, primarily reflecting cash flows from operating activities, partially offset by cash payments of 2015 year-end incentive awards, share repurchases of $1.4 billion and cash dividend payments of $1.5 billion.

A significant portion of the Company’s $2,414 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. The Company repurchased 3.3 million common shares in open market-transactions under its share repurchase program for $1.1 billion during 2016.

At December 31, 2016, there were 3 million shares still authorized to be repurchased.

In January 2017, the Board of Directors approved an increase in the shares that may be repurchased under the Company’s existing share repurchase program to allow for the repurchase of an additional 6 million shares for a total up to 9 million shares of BlackRock common stock.

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

At December 31, 2016 and 2015, the Company was required to maintain approximately $1.4 billion and $1.1 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Undistributed Earnings of Foreign Subsidiaries. As of December 31, 2016, the Company has not provided for U.S. federal and state income taxes on approximately $5.3 billion of undistributed earnings of its foreign subsidiaries. Such earnings are considered indefinitely reinvested outside the United States. The Company’s current plans do not demonstrate a need to repatriate these funds.

Short-Term Borrowings

2016 Revolving Credit Facility.  The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2016 to extend the maturity date to March 2021 (the “2016 credit facility”). The 2016 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2016 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2016 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2016. The 2016 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At December 31, 2016, the Company had no amount outstanding under the 2016 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2016 credit facility. At December 31, 2016, BlackRock had no CP Notes outstanding.

Long-Term Borrowings.

The carrying value of long-term borrowings at December 31, 2016 included the following:

(in millions)	Maturity Amount	Carrying Value	Maturity
6.25% Notes	$700	$700	September 2017
5.00% Notes	1,000	997	December 2019
4.25% Notes	750	746	May 2021
3.375% Notes	750	746	June 2022
3.50% Notes	1,000	994	March 2024
1.25% Notes	738	732	May 2025
Total Long-term Borrowings	$4,938	$4,915

For more information on Company’s borrowings, see Note 12, Borrowings, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Contractual Obligations, Commitments and Contingencies

The following table sets forth contractual obligations, commitments and contingencies by year of payment at December 31, 2016:

(in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Contractual obligations and commitments:
Long-term borrowings:
Principal	$700	$—	$1,000	$—	$750	$2,488	$4,938
Interest	195	151	151	101	85	137	820
Operating leases	142	135	125	120	112	404	1,038
Purchase obligations	108	66	24	2	2	—	202
Investment commitments	192	—	—	—	—	—	192
Total contractual obligations and commitments	1,337	352	1,300	223	949	3,029	7,190
Contingent obligations:
Contingent payments related to business acquisitions(1)	23	39	27	32	21	—	142
Total contractual obligations, commitments and contingent obligations(2)	$1,360	$391	$1,327	$255	$970	$3,029	$7,332

(1)

The amount of contingent payments reflected for any year represents the expected payments using foreign currency exchange rates as of December 31, 2016. The fair value of the remaining aggregate contingent payments at December 31, 2016 totaled $115 million and is included in other liabilities on the consolidated statement of financial condition.

(2)

At December 31, 2016, the Company had approximately $321 million of net unrecognized tax benefits. Due to the uncertainty of timing and amounts that will ultimately be paid, this amount has been excluded from the table above.

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

Purchase Obligations. In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts, which are either noncancelable or cancelable with a penalty. At December 31, 2016, the Company’s obligations primarily reflected standard service contracts for portfolio services, market data, office-related services and third-party marketing and promotional services, and obligations for equipment. Purchase obligations are recorded on the consolidated financial statements when services are provided and, as such, obligations for services and equipment not received are not included in the consolidated statement of financial condition at December 31, 2016.

Investment Commitments. At December 31, 2016, the Company had $192 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs.  These funds include private equity funds, real assets and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $192 million, the Company had approximately $12 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products.  The fair value of the remaining aggregate contingent payments at December 31, 2016 totaled $115 million and is included in other liabilities on the consolidated statement of financial condition.

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

Indemnifications. In the ordinary course of business or in connection with certain acquisition agreements, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined or the likelihood of any liability is considered remote and, therefore, has not been included in the table above or recorded in the consolidated statement of financial condition at December 31, 2016. See further discussion in Note 13, Commitments and Contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At December 31, 2016, the Company indemnified certain of its clients for their securities lending loan balances of approximately $169.3 billion. The Company held, as agent, cash and securities totaling $180.1 billion as collateral for indemnified securities on loan at December 31, 2016. The fair value of these indemnifications was not material at December 31, 2016.

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

Compensation and Benefit Obligations. The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the contractual obligations and commitments table above. Accrued compensation and benefits at December 31, 2016 totaled $1,880 million and included incentive compensation of $1,325 million, deferred compensation of $304 million and other compensation and benefits related obligations of $251 million. Substantially all of the incentive compensation liability was paid in the first quarter of 2017, while the deferred compensation obligations are generally payable over periods of up to three years.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing.

Consolidation

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles. The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. See Note 4, Consolidated Voting Rights Entities, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information. Investments that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity.

At December 31, 2016, BlackRock was determined to be the PB for certain investment funds that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE.  The Company generally consolidates VIEs in which it holds an equity ownership interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%.  See Note 5, Variable Interest Entities, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

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

At December 31, 2016, the Company had $730 million and $348 million of equity method investments, including equity method investments held for deferred compensation, reflected within investments and other assets, respectively, and at December 31, 2015, the Company had $527 million and $265 million of equity method investees reflected in investments and other assets, respectively.

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

Fair Value Measurements

The Company’s assessment of the significance of a particular input to the fair value measurement according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined) in its entirety requires judgment and considers factors specific to the financial instrument. See Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing for more information on fair value measurements.

Changes in Valuation. Changes in value on $2,255 million of Total Investments will impact the Company’s nonoperating income (expense), $80 million will impact accumulated other comprehensive income, $142 million are held at cost or amortized cost and the remaining $126 million relates to carried interest, which will not impact nonoperating income (expense). At December 31, 2016, changes in fair value of approximately $1,365 million of such consolidated VIEs/VREs will impact BlackRock’s net income (loss) attributable to noncontrolling interests on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of such consolidated sponsored investment funds was $1,176 million.

Goodwill and Intangible Assets

The value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open-end investment funds as well as collective trust funds without a specified termination date are classified as indefinite-lived intangible assets. The assignment of indefinite lives to such investment fund contracts is based upon the assumption there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. In addition, trade names/trademarks are considered indefinite-lived intangibles as they are expected to generate cash flows indefinitely. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. In accordance with current accounting guidance, indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts, which relate to acquired separate accounts and funds with a specified termination date, are amortized over their remaining expected useful lives, which, at December 31, 2016, ranged from 1 to 9 years with a weighted-average remaining estimated useful life of 3.8 years.

Goodwill. The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. The impairment assessment performed as of July 31, 2016 indicated no impairment charge was required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2016, the Company’s common stock closed at $380.54, which exceeded its book value of approximately $178.38 per share.

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

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $99 million, $128 million and $157 million for 2016, 2015 and 2014, respectively.

In 2016, 2015 and 2014, the Company performed impairment tests, including evaluating various qualitative factors and performing certain quantitative assessments. The Company determined that no impairment charges were required, the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes to the expected lives of the finite-lived intangibles were required. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

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

Significant management judgment is required in estimating the ranges of possible outcomes and determining the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2016, BlackRock had $410 million of gross unrecognized tax benefits, of which $284 million, if recognized, would affect the effective tax rate.

Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2016, the Company had deferred tax assets of $20 million and net deferred tax liabilities of approximately $4,840 million on the consolidated statement of financial condition. Changes in deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company.

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

The Company records income taxes based upon its estimated income tax liability or benefit. The Company’s actual tax liability or benefit may differ from the estimated income tax liability or benefit. The Company had current income taxes receivables of approximately $247 million and current income taxes payables of $75 million at December 31, 2016.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on pre-determined percentages of the market value of AUM or, in the case of certain real asset clients, net operating income generated by the underlying properties. Investment advisory and administration fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. Investment advisory and administration fees for investment funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers.

The Company contracts with third parties and related parties for various fund distribution and shareholder servicing to be performed on behalf of certain funds the Company manages. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund takes on the primary responsibility for payment for services such that the Company bears no credit risk to the third-party. The Company records its management fees net of retrocessions. Retrocessions for 2016, 2015 and 2014 were $804 million, $870 million and $891 million, respectively. The Company has additional contracts for similar services with third parties, which due to the terms of the contracts, are recorded as distribution and servicing costs and thus not netted on the consolidated statements of income.

The Company earns revenue by lending securities on behalf of clients to highly rated banks and broker-dealers. Revenue is accounted for on an accrual basis. The securities loaned are secured by collateral, generally ranging from 102% to 112% of the value of the loaned securities. Generally, the revenue earned is shared between the Company and the funds or accounts managed by the Company from which the securities are borrowed. For 2016, 2015 and 2014, securities lending revenue earned by the Company totaled $579 million, $513 million and $477 million, respectively, and is recorded in investment advisory, administration fees and securities lending revenue on the consolidated statements of income. Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

The Company receives investment advisory performance fees or incentive allocations, from certain actively managed investment funds and certain separately managed accounts. These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds. Such fees are recorded upon completion of the measurement period, which varies by product or account, and could be monthly, quarterly, annually or longer.

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

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2016 and 2015, the Company had $152 million and $143 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the consolidated statements of financial condition. A portion of the deferred carried interest liability will be paid to certain employees. The ultimate timing of the recognition of performance fee revenue, if any, for these products is unknown.

The following table presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs) for 2016 and 2015:

(in millions)	2016	2015
Beginning balance	$143	$105
Net increase (decrease)	37	69
Performance fee revenue recognized	(28)	(31)
Ending balance	$152	$143

For 2016, 2015 and 2014, performance fee revenue totaled $295 million, $621 million and $550 million, respectively.

Fees earned for BlackRock Solutions, which include advisory services, are recorded as services are performed or when completed and are determined using some, or all, of the following methods: (i) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform, (ii) fixed-rate fees and (iii) fees billed on a time and materials basis. Revenue earned on advisory assignments was comprised of one-time advisory and portfolio structuring fees and ongoing fees based on AUM of the respective portfolio assignment. For 2016, 2015 and 2014, BlackRock Solutions and advisory revenue totaled $714 million, $646 million and $635 million, respectively.

Adjustments to revenue arising from initial estimates recorded historically have been immaterial since the majority of BlackRock’s investment advisory and administration revenue is calculated based on AUM and since the Company does not record performance fee revenue until performance thresholds have been exceeded and the likelihood of clawback is mathematically improbable.

Accounting Developments

For recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing.

Recent Developments

In February 2017, the Company announced that it has entered an agreement to acquire the First Reserve Energy Infrastructure business, the equity infrastructure franchise of First Reserve.  Consideration for the transaction will include an upfront payment and contingent consideration.  The transaction is expected to close in the first half of 2017, subject to customary regulatory approvals and closing conditions. This transaction is not expected to be material to the Company’s consolidated financial condition or results of operations.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2016, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At December 31, 2016, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $572 million and $42 million, respectively.

At December 31, 2016, approximately $1.5 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,519 million. See Balance Sheet Overview-Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk. At December 31, 2016, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $475 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $47.5 million in the carrying value of such investments.
Interest-Rate/Credit Spread Risk. At December 31, 2016, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $1,044 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $23.4 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $320 million at December 31, 2016. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $32 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At December 31, 2016, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $107 million.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2016 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/   Deloitte & Touche LLP

New York, New York

February 28, 2017

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

Item 11. Executive Compensation

The information contained in the sections captioned “Item 1: Compensation of Executive Officers” and “Item 1: 2016 Director Compensation” of the Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.
3.3(3)	Amended and Restated Bylaws of BlackRock.

3.4(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.
3.5(4)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.
3.6(4)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.
3.7(5)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.
4.1(6)	Specimen of Common Stock Certificate.
4.2(7)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.
4.3(8)	Form of 6.25% Notes due 2017.
4.4(9)	Form of 5.00% Notes due 2019.
4.5(10)	Form of 4.25% Notes due 2021.
4.6(11)	Form of 3.375% Notes due 2022.
4.7(12)	Form of 3.500% Notes due 2024.
4.8(13)	Form of 1.250% Notes due 2025.
4.9(13)	Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the Indenture.
10.1(14)	BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.2(15)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan.+
10.3(16)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+
10.4(17)	Form of Restricted Stock Unit Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.5(17)	Form of Performance-Based Restricted Stock Unit Agreement (BPIP) under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.6(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.7(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.8(1)

Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+

10.9(14)	BlackRock, Inc. Amended and Restated Voluntary Deferred Compensation Plan, as amended and restated as of November 16, 2015.+
10.10(18)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+
10.11(19)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+
10.12(20)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+
10.13(4)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+
10.14(21)	Fourth Amendment, dated as of August 7, 2012, to the Share Surrender Agreement.+
10.15(22)

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

10.16(23)

Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.17(24)

Amendment No. 2, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.18(25)

Amendment No. 3, dated as of March 28, 2014, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.19(26)

Amendment No. 4, dated as of April 2, 2015, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.20(27)

Amendment No. 5, dated as of April 8, 2016, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.21(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.
10.22(28)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.
10.23(29)

Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

10.24(30)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock.+
10.25(31)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of December 23, 2014.
10.26(31)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Citigroup Global Markets Inc., dated as of December 23, 2014.
10.27(31)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of January 6, 2015.

10.28(31)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Credit Suisse Securities (USA) LLC dated as of January 6, 2015.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Registrant.
23.1	Deloitte & Touche LLP Consent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.

(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 22, 2016.

(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.

(5)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.

(6)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.

(7)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.

(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.

(10)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.

(11)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 31, 2012.

(12)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 18, 2014.

(13)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2015.

(14)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2015.

(15)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.

(17)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

(18)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(19)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.

(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(21)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(22)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.

(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2013.

(25)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2014.

(26)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2015.

(27)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 14, 2016.

(28)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.

(29)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.

(30)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.

(31)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2014.

+	Denotes compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ LAURENCE D. FINK
Laurence D. Fink
Chairman, Chief Executive Officer and Director

February 28, 2017

Each of the officers and directors of BlackRock, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Laurence D. Fink, Gary S. Shedlin, Christopher J. Meade, Daniel R. Waltcher and R. Andrew Dickson III, his or her true and lawful attorneys-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ LAURENCE D. FINK Laurence D. Fink	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
/S/ GARY S. SHEDLIN Gary S. Shedlin	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 28, 2017
/S/ MARC COMERCHERO Marc D. Comerchero	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
/S/ ABDLATIF Y. AL-HAMAD	Director	February 28, 2017
Abdlatif Y. Al-Hamad
/S/ MATHIS CABIALLAVETTA	Director	February 28, 2017
Mathis Cabiallavetta
/S/ PAMELA DALEY	Director	February 28, 2017
Pamela Daley
/S/ WILLIAM S. DEMCHAK	Director	February 28, 2017
William S. Demchak
/S/ JESSICA EINHORN	Director	February 28, 2017
Jessica Einhorn
/S/ FABRIZIO FREDA	Director	February 28, 2017
Fabrizio Freda
/S/ MURRY S. GERBER	Director	February 28, 2017
Murry S. Gerber
/S/ JAMES GROSFELD	Director	February 28, 2017
James Grosfeld
/S/ ROBERT S. KAPITO	Director	February 28, 2017
Robert S. Kapito
/S/ DAVID H. KOMANSKY	Director	February 28, 2017
David H. Komansky
/S/ SIR DERYCK MAUGHAN	Director	February 28, 2017
Sir Deryck Maughan
/S/ CHERYL D. MILLS	Director	February 28, 2017
Cheryl D. Mills
/S/ GORDON M. NIXON	Director	February 28, 2017
Gordon M. Nixon
/S/ THOMAS H. O’BRIEN	Director	February 28, 2017
Thomas H. O’Brien
/S/ IVAN G. SEIDENBERG	Director	February 28, 2017
Ivan G. Seidenberg
/S/ MARCO ANTONIO SLIM DOMIT	Director	February 28, 2017
Marco Antonio Slim Domit
/S/ JOHN S. VARLEY	Director	February 28, 2017
John S. Varley
/S/ SUSAN L. WAGNER	Director	February 28, 2017
Susan L. Wagner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of

BlackRock, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2017

BlackRock, Inc.

Consolidated Statements of Financial Condition

(in millions, except shares and per share data)	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$6,091	$6,083
Accounts receivable	2,350	2,237
Investments	1,595	1,578
Assets of consolidated variable interest entities:
Cash and cash equivalents	84	148
Investments	1,008	1,030
Other assets	63	67
Separate account assets	149,089	150,851
Separate account collateral held under securities lending agreements	27,792	31,336
Property and equipment (net of accumulated depreciation of $601 and $570 at December 31, 2016 and 2015, respectively)	559	581
Intangible assets (net of accumulated amortization of $832 and $745 at December 31, 2016 and 2015, respectively)	17,363	17,372
Goodwill	13,118	13,123
Other assets	1,065	855
Total assets	$220,177	$225,261
Liabilities
Accrued compensation and benefits	$1,880	$1,971
Accounts payable and accrued liabilities	1,094	1,068
Liabilities of consolidated variable interest entities	216	177
Borrowings	4,915	4,930
Separate account liabilities	149,089	150,851
Separate account collateral liabilities under securities lending agreements	27,792	31,336
Deferred income tax liabilities	4,840	4,851
Other liabilities	1,007	1,033
Total liabilities	190,833	196,217
Commitments and contingencies (Note 13)
Temporary equity
Redeemable noncontrolling interests	194	464
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $ 0.01 par value;	2	2

Shares authorized: 500,000,000 at December 31, 2016 and 2015; Shares issued: 171,252,185 at

   December 31, 2016 and 2015; Shares outstanding: 161,534,443 and 163,461,064 at

   December 31, 2016 and 2015, respectively;

Series B nonvoting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 150,000,000 at December 31, 2016 and 2015; Shares issued and outstanding: 823,188 at December 31, 2016 and 2015;
Series C nonvoting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 6,000,000 at December 31, 2016 and 2015; Shares issued and outstanding: 763,660 at December 31, 2016 and 1,311,887 at December 31, 2015
Additional paid-in capital	19,337	19,405
Retained earnings	13,660	12,033
Accumulated other comprehensive loss	(716)	(448)
Treasury stock, common, at cost (9,717,742 and 7,791,121 shares held at December 31, 2016 and 2015, respectively)	(3,185)	(2,489)
Total BlackRock, Inc. stockholders’ equity	29,098	28,503
Nonredeemable noncontrolling interests	52	77
Total permanent equity	29,150	28,580
Total liabilities, temporary equity and permanent equity	$220,177	$225,261

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(in millions, except shares and per share data)	2016	2015	2014
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$6,836	$6,875	$6,738
Other third parties	3,044	2,965	2,851
Total investment advisory, administration fees and securities lending revenue	9,880	9,840	9,589
Investment advisory performance fees	295	621	550
BlackRock Solutions and advisory	714	646	635
Distribution fees	41	55	70
Other revenue	225	239	237
Total revenue	11,155	11,401	11,081
Expense
Employee compensation and benefits	3,880	4,005	3,829
Distribution and servicing costs	429	409	364
Amortization of deferred sales commissions	34	48	56
Direct fund expense	766	767	748
General and administration	1,301	1,380	1,453
Restructuring charge	76	—	—
Amortization of intangible assets	99	128	157
Total expense	6,585	6,737	6,607
Operating income	4,570	4,664	4,474
Nonoperating income (expense)
Net gain (loss) on investments	55	116	124
Interest and dividend income	40	26	29
Interest expense	(205)	(204)	(232)
Total nonoperating income (expense)	(110)	(62)	(79)
Income before income taxes	4,460	4,602	4,395
Income tax expense	1,290	1,250	1,131
Net income	3,170	3,352	3,264
Less:
Net income (loss) attributable to noncontrolling interests	(2)	7	(30)
Net income attributable to BlackRock, Inc.	$3,172	$3,345	$3,294
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$19.29	$20.10	$19.58
Diluted	$19.04	$19.79	$19.25
Cash dividends declared and paid per share	$9.16	$8.72	$7.72
Weighted-average common shares outstanding:
Basic	164,425,858	166,390,009	168,225,154
Diluted	166,579,752	169,038,571	171,112,261

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(in millions)	2016	2015	2014
Net income	$3,170	$3,352	$3,264
Other comprehensive income:
Change in net unrealized gains (losses) from available-for-sale investments, net of tax:
Unrealized holding gains (losses)(1)	—	(1)	3
Less: reclassification adjustment included in net income(1)	(1)	2	8
Net change from available-for-sale investments	1	(3)	(5)
Benefit plans	—	1	(2)
Foreign currency translation adjustments(2)	(269)	(173)	(231)
Other comprehensive income (loss)	(268)	(175)	(238)
Comprehensive income	2,902	3,177	3,026
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2)	7	(30)
Comprehensive income attributable to BlackRock, Inc.	$2,904	$3,170	$3,056

(1)	The tax benefit (expense) was not material in 2016, 2015 and 2014.
(2)	Amount for 2016 and 2015 includes gains from a net investment hedge of $14 million (net of tax of $8 million) and $19 million (net of tax of $11 million), respectively.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2013	$19,475	$8,208	$22	$(35)	$(1,210)	$26,460	$156	$26,616	$54
Net income	—	3,294	—	—	—	3,294	(32)	3,262	2
Allocation of gains (losses) of consolidated collateralized loan obligations	—	—	(41)	—	—	(41)	41	—	—
Dividends paid	—	(1,338)	—	—	—	(1,338)	—	(1,338)	—
Stock-based compensation	453	—	—	—	—	453	—	453	—
Issuance of common shares related to employee stock transactions	(646)	—	—	—	660	14	—	14	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	(344)	(344)	—	(344)	—
Shares repurchased	—	—	—	—	(1,000)	(1,000)	—	(1,000)	—
Net tax benefit (shortfall) from stock-based compensation	106	—	—	—	—	106	—	106	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	—	(46)	(46)	248
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	(269)
Other comprehensive income (loss)	—	—	—	(238)	—	(238)	—	(238)	—
December 31, 2014	$19,388	$10,164	$(19)	$(273)	$(1,894)	$27,366	$119	$27,485	$35
Net income	—	3,345	—	—	—	3,345	6	3,351	1
Net consolidation (deconsolidation) of VIEs due to adoption of new accounting pronouncement	—	—	19	—	—	19	(8)	11	194
Dividends paid	—	(1,476)	—	—	—	(1,476)	—	(1,476)	—
Stock-based compensation	514	—	—	—	—	514	—	514	—
Issuance of common shares related to employee stock transactions	(600)	—	—	—	736	136	—	136	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	(231)	(231)	—	(231)	—
Shares repurchased	—	—	—	—	(1,100)	(1,100)	—	(1,100)	—
Net tax benefit (shortfall) from stock-based compensation	105	—	—	—	—	105	—	105	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	—	(34)	(34)	518
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	(6)	(6)	(284)
Other comprehensive income (loss)	—	—	—	(175)	—	(175)	—	(175)	—
December 31, 2015	$19,407	$12,033	$—	$(448)	$(2,489)	$28,503	$77	$28,580	$464

(1)	Amounts include $2 million of common stock at December 31, 2015, 2014 and 2013.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2015	$19,407	$12,033	$(448)	$(2,489)	$28,503	$77	$28,580	$464
Net income	—	3,172	—	—	3,172	(2)	3,170	—
Dividends paid	—	(1,545)	—	—	(1,545)	—	(1,545)	—
Stock-based compensation	521	—	—	—	521	—	521	—
PNC preferred stock capital contribution	172	—	—	—	172	—	172	—
Retirement of preferred stock	(172)	—	—	—	(172)	—	(172)	—
Issuance of common shares related to employee stock transactions	(667)	—	—	703	36	—	36	—
Employee tax withholdings related to employee stock transactions	—	—	—	(274)	(274)	—	(274)	—
Shares repurchased	—	—	—	(1,125)	(1,125)	—	(1,125)	—
Net tax benefit (shortfall) from stock-based compensation	78	—	—	—	78	—	78	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(23)	(23)	1,169
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(1,439)
Other comprehensive income (loss)	—	—	(268)	—	(268)	—	(268)	—
December 31, 2016	$19,339	$13,660	$(716)	$(3,185)	$29,098	$52	$29,150	$194

(1)	Amounts include $2 million of common stock at both December 31, 2016 and 2015.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(in millions)	2016	2015	2014
Cash flows from operating activities
Net income	$3,170	$3,352	$3,264
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	229	247	278
Amortization of deferred sales commissions	34	48	56
Stock-based compensation	521	514	453
Deferred income tax expense (benefit)	(14)	(156)	(104)
Other gains	—	(40)	—
Net (gains) losses on nontrading investments	—	12	(37)
Purchases of investments within consolidated sponsored investment funds	—	(1)	(160)
Proceeds from sales and maturities of investments within consolidated sponsored investment funds	—	2	137
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(119)	(98)	168
Net (gains) losses within consolidated VIEs	(16)	(58)	41
Net (purchases) proceeds within consolidated VIEs	(816)	(227)	(599)
(Earnings) losses from equity method investees	(113)	(91)	(158)
Distributions of earnings from equity method investees	31	41	57
Other adjustments	—	1	5
Changes in operating assets and liabilities:
Accounts receivable	(86)	(154)	78
Investments, trading	(449)	(584)	(416)
Other assets	(130)	(123)	5
Accrued compensation and benefits	(86)	98	101
Accounts payable and accrued liabilities	51	14	(69)
Other liabilities	(53)	207	(13)
Cash flows from operating activities	2,154	3,004	3,087
Cash flows from investing activities
Purchases of investments	(377)	(330)	(369)
Proceeds from sales and maturities of investments	378	456	654
Distributions of capital from equity method investees	34	66	143
Net consolidations (deconsolidations) of sponsored investment funds	(74)	(163)	(123)
Acquisitions, net of cash acquired	(30)	(273)	—
Purchases of property and equipment	(119)	(221)	(66)
Cash flows from investing activities	(188)	(465)	239
Cash flows from financing activities
Repayments of long-term borrowings	—	(750)	(1,000)
Proceeds from long-term borrowings	—	787	997
Cash dividends paid	(1,545)	(1,476)	(1,338)
Proceeds from stock options exercised	26	126	4
Repurchases of common stock	(1,399)	(1,331)	(1,344)
Net proceeds from (repayments of) borrowings by consolidated VIEs	—	—	512
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	1,146	484	202
Excess tax benefit from stock-based compensation	82	105	106
Other financing activities	5	(9)	—
Cash flows from financing activities	(1,685)	(2,064)	(1,861)
Effect of exchange rate changes on cash and cash equivalents	(273)	(115)	(132)
Net increase (decrease) in cash and cash equivalents	8	360	1,333
Cash and cash equivalents, beginning of year	6,083	5,723	4,390
Cash and cash equivalents, end of year	$6,091	$6,083	$5,723
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$198	$194	$216
Interest on borrowings of consolidated VIEs	$—	$—	$142
Income taxes (net of refunds)	$1,365	$1,276	$1,227
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$667	$600	$646
PNC preferred stock capital contribution	$172	$—	$—
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(1,439)	$(104)	$(269)
Increase (decrease) in borrowings due to consolidation/deconsolidation of VIEs	$—	$(3,389)	$585

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

BlackRock’s diverse platform of active (alpha) and index (beta) investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective investment funds and other pooled investment vehicles. BlackRock also offers the BlackRock Solutions® (“BRS”) investment and risk management technology platform, Aladdin®, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management investors.

At December 31, 2016, The PNC Financial Services Group, Inc. (“PNC”) held 21.3% of the Company’s voting common stock and 22.0% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

2. Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less in which the Company is exposed to market and credit risk. Cash and cash equivalent balances that are legally restricted from use by the Company are recorded in other assets on the consolidated statements of financial condition. Cash balances maintained by consolidated voting rights entities (“VREs”) are not considered legally restricted and are included in cash and cash equivalents on the consolidated statements of financial condition. Cash balances maintained by consolidated variable interest entities (“VIEs”) are included in assets of consolidated variable interest entities on the consolidated statements of financial condition.

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

For the Company’s investments in collateralized loan obligations (“CLOs”), the Company reviews cash flow estimates over the life of each CLO investment.  On a quarterly basis, if the present value of the estimated future cash flows is lower than the carrying value of the investment and there is an adverse change in estimated cash flows, an impairment is considered to be other-than-temporary. An impairment charge is recognized for the excess of the carrying amount of the investment over its estimated fair value.

Consolidation.    As of January 1, 2015, the Company applies the consolidation guidance in accordance with ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, (“ASU 2015-02”).  The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VIEs are consolidated if the Company is the PB of the entity. VREs are typically consolidated if the Company holds the majority voting interest. Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, or third parties, or amendments to the governing documents of the Company’s investment products), management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VRE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE’s PB that consolidates such entity.

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

All VIEs are evaluated for consolidation under a single method. The PB of a VIE is defined as the variable interest holder that has a controlling financial interest in the VIE. A controlling financial interest is defined as (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the VIE. The Company generally consolidates VIEs in which it holds an equity ownership interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%.

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

Money Market Fee Waivers.    The Company is currently voluntarily waiving a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). During 2016 and 2015, these waivers resulted in a reduction of management fees of approximately $56 million and $137 million, respectively. Approximately 35% and 50% of Yield Support waivers for 2016 and 2015, respectively, were offset by a reduction of BlackRock’s distribution and servicing costs paid to a financial intermediary. BlackRock has provided Yield Support waivers in prior periods and may increase or decrease the level of fee waivers in future periods.

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

The Company records on the consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.  During 2016 and 2015, the Company had not resold or repledged any of the collateral received under these arrangements. At December 31, 2016 and 2015, the fair value of loaned securities held by separate accounts was approximately $25.7 billion and $28.8 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $27.8 billion and $31.3 billion, respectively.

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

The Company contracts with third parties and related parties for various mutual fund distribution and shareholder servicing to be performed on behalf of certain funds the Company manages. Such arrangements generally are priced as a portion of the management fee paid by the fund. In certain cases, the fund (primarily international funds) takes on the primary responsibility for payment for services such that the Company bears no credit risk to the third-party. The Company records its management fees net of retrocessions. Retrocessions for 2016, 2015 and 2014 were $804 million, $870 million and $891 million, respectively, and were reflected net in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

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

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2016 and 2015, the Company had $152 million and $143 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the consolidated statements of financial condition. A portion of the deferred carried interest liability will be paid to certain employees.  The ultimate timing of the recognition of performance fee revenue, if any, for these products is unknown.

BlackRock Solutions and Advisory. BlackRock provides a variety of risk management, investment analytic, enterprise investment system, financial markets advisory and wealth management technology services to financial institutions, pension funds, asset managers, foundations, consultants, mutual fund sponsors, real estate investment trusts, government agencies and retail intermediaries. These services are provided under the brand name BlackRock Solutions and include a wide array of risk management services, valuation of illiquid securities, disposition and workout assignments (including long-term portfolio liquidation assignments), strategic planning and execution, and enterprise investment system outsourcing to clients. Fees earned for BlackRock Solutions and advisory services are recorded as services are performed and are determined using some, or all, of the following methods: (i) percentages of various attributes of advisory AUM or value of positions on the Aladdin platform, (ii) fixed-rate fees and (iii) fees billed on a time and materials basis. The fees earned for BlackRock Solutions and advisory services are recorded in BlackRock Solutions and advisory on the consolidated statements of income.

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

The Company measures the grant-date fair value of restricted stock units (“RSUs”) using the Company’s share price on the date of grant. For employee share options and instruments with market conditions, the Company uses pricing models. If an equity award is modified after the grant-date, incremental compensation cost is recognized for an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Awards under the Company’s stock-based compensation plans vest over various periods. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award is, in-substance, multiple awards. Compensation cost was reduced by the number of awards expected to be forfeited prior to vesting. Forfeiture estimates generally were derived using historical forfeiture information, where available, and were reviewed for reasonableness at least quarterly.

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

Direct Fund Expense. Direct fund expense, which is expensed as incurred, primarily consist of third-party nonadvisory expense incurred by BlackRock related to certain funds for the use of certain index trademarks, reference data for certain indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, audit and tax services as well as other fund-related expense directly attributable to the nonadvisory operations of the fund.

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

Excess tax benefits related to stock-based compensation were recognized as additional paid-in capital and are reflected as financing cash flows on the consolidated statements of cash flows.

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

Fair Value Measurements.

Hierarchy of Fair Value Inputs.    The Company uses a fair value hierarchy that prioritizes inputs to valuation approaches used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

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

•

Level 2 assets may include debt securities, investments in CLOs, short-term floating-rate notes, asset-backed securities, securities held within consolidated hedge funds, restricted public securities valued at a discount, as well as over-the-counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include nonbinding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

•	Level 3 assets may include direct private equity investments held within consolidated funds and investments in CLOs.
•	Level 3 liabilities include contingent liabilities related to acquisitions valued based upon discounted cash flow analyses using unobservable market data.

Significance of Inputs.    The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Valuation Approaches.    The fair values of certain Level 3 assets and liabilities were determined using various valuation approaches as appropriate, including third-party pricing vendors, broker quotes and market and income approaches. Such quotes and modeled prices are evaluated for reasonableness through various procedures, including due diligence reviews of third-party pricing vendors, variance analyses, consideration of the current market environment and other analytical procedures.

A significant number of inputs used to value equity, debt securities and investments in CLOs is sourced from third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price. Annually, BlackRock’s internal valuation committee or other designated groups review both the valuation approaches, including the general assumptions and methods used to value various asset classes, and operational processes with these vendors. On a quarterly basis, meetings are held with key vendors to identify any significant changes to the vendors’ processes.

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

Derivative Instruments and Hedging Activities.    The Company does not use derivative financial instruments for trading or speculative purposes. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities, and market exposures for certain seed investments. However, certain consolidated sponsored investment funds may also utilize derivatives as a part of their investment strategy.

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

Recent Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. The Company continues to evaluate the impact of ASU 2014-09 on the presentation and recognition of its revenue and certain contract costs. The most significant change currently identified to date relates to certain distribution costs currently presented net against revenues (contra-revenue) that may need to be presented as an expense on a gross basis. The Company will adopt ASU 2014-09 upon its effective date of January 1, 2018, together with all amending ASUs, and is currently evaluating which transition method it will apply.

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

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize assets and liabilities arising from most operating leases on the consolidated statements of financial condition. The Company is currently evaluating the impact of adopting ASU 2016-02, which is effective for the Company on January 1, 2019.

Accounting for Share-Based Payments. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the consolidated statement of cash flows. The Company adopted ASU 2016-09 as of January 1, 2017. ASU 2016-09 requires all excess tax benefits and deficiencies to be recognized in income tax expense on the consolidated statements of income. Accordingly, the Company expects to record a discrete income tax benefit of approximately $80 million during the first quarter of 2017 for vested restricted stock units where the grant date stock price was lower than the vesting date stock price.  The new guidance could increase the volatility of income tax expense as a result of fluctuations in the Company’s stock price.  Also, upon adoption, the Company elected to account for forfeitures as they occur, which is not expected to have a material impact on the consolidated financial statements.

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

3. Investments

A summary of the carrying value of total investments is as follows:

(in millions)	December 31, 2016	December 31, 2015
Available-for-sale investments	$80	$44
Held-to-maturity investments	51	108
Trading investments:
Consolidated sponsored investment funds	465	700
Other equity and debt securities	101	20
Deferred compensation plan mutual funds	59	65
Total trading investments	625	785
Other investments:
Equity method investments	730	527
Cost method investments(1)	91	95
Carried interest	18	19
Total other investments	839	641
Total investments	$1,595	$1,578

(1)	Amounts primarily include Federal Reserve Bank (“FRB”) stock.

Available-for-Sale Investments

A summary of the cost and carrying value of investments classified as available-for-sale investments is as follows:

(in millions)		Gross Unrealized		Carrying
	Cost	Gains	Losses	Value
December 31, 2016	$79	$2	$(1)	$80

December 31, 2015	$45	$2	$(3)	$44

At December 31, 2016 and 2015, available-for-sale investments primarily included investments in CLOs and seed investments in BlackRock sponsored mutual funds.

A summary of sale activity of available-for-sale securities during 2016, 2015 and 2014 is shown below.

	Year ended December 31,
(in millions)	2016	2015	2014
Sales proceeds	$40	$36	$155
Net realized gain (loss):
Gross realized gains	$2	$3	$14
Gross realized losses	(1)	(1)	(3)
Net realized gain (loss)	$1	$2	$11

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $51 million and $108 million at December 31, 2016 and 2015, respectively. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes and certain investments in CLOs. The amortized cost (carrying value) of these investments approximated fair value. At December 31, 2016, $10 million of these investments mature between five years to ten years and $41 million mature after 10 years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	December 31, 2016		December 31, 2015
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$41	$59	$48	$65
Equity securities/multi-asset mutual funds	290	308	294	279
Debt securities/fixed income mutual funds:
Corporate debt	128	128	194	190
Government debt	60	60	202	202
Asset/mortgage backed debt	70	70	49	49
Total trading investments	$589	$625	$787	$785

At December 31, 2016, trading investments included $246 million of debt securities and $219 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $59 million of certain deferred compensation plan mutual fund investments and $101 million of other equity and debt securities.

At December 31, 2015, trading investments included $437 million of debt securities and $263 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $65 million of certain deferred compensation plan mutual fund investments and $20 million of other equity and debt securities.

Other Investments

A summary of the carrying value of other investments is as follows:

(in millions)	December 31, 2016	December 31, 2015
Other investments:
Equity method investments	$730	$527
Cost method investments:
Federal Reserve Bank stock	89	93
Other	2	2
Total cost method investments	91	95
Carried interest(1)	18	19
Total other investments	$839	$641

(1)	Carried interest related to VREs.

Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.  See Note 11, Other Assets, for more information on the Company’s investment in PennyMac Financial Services, Inc. (“PennyMac”), which is included in other assets on the consolidated statements of financial condition.

Cost method investments include nonmarketable securities, primarily FRB stock, which is held for regulatory purposes and is restricted from sale. At December 31, 2016 and 2015, there were no indicators of impairment on these investments.

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

(in millions)	December 31, 2016	December 31, 2015
Cash and cash equivalents	$53	$100
Investments	465	700
Other assets	15	18
Other liabilities	(50)	(77)
Noncontrolling interests	(39)	(125)
BlackRock’s net interests in consolidated VREs	$444	$616

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

Consolidated VIEs.    The Company’s consolidated VIEs as of December 31, 2016 include certain sponsored investment funds in which BlackRock has an investment and as the investment manager, is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment funds. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

Consolidated VIE assets and liabilities are presented after intercompany eliminations at December 31, 2016 and 2015 in the following table:

(in millions)	December 31, 2016	December 31, 2015
Assets of consolidated VIEs:
Cash and cash equivalents	$84	$148
Investments	1,008	1,030
Other assets	63	67
Total investments and other assets	1,071	1,097
Liabilities of consolidated VIEs	(216)	(177)
Noncontrolling interests	(207)	(416)
BlackRock's net interests in consolidated VIEs	$732	$652

The Company recorded a $16 million nonoperating net gain for 2016 related to consolidated VIEs. Net loss attributable to noncontrolling interests related to consolidated VIEs for 2016 was $2 million.

The Company recorded a $58 million nonoperating net gain for 2015 related to consolidated VIEs. Net income attributable to noncontrolling interests related to consolidated VIEs for 2015 was $6 million.

The Company recorded $41 million of nonoperating expense and an equal and offsetting loss attributable to noncontrolling interests related to consolidated VIEs for 2014.

Non-Consolidated VIEs. At December 31, 2016 and 2015, the Company’s carrying value of assets and liabilities included on the consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions) At December 31, 2016	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$171	$9	$(8)	$197
At December 31, 2015
Sponsored investment products	$64	$3	$(7)	$84

(1)	At December 31, 2016 and 2015, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and collecting advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $4 billion and $3 billion at December 31, 2016 and December 31, 2015, respectively.

6. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2016 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	December 31, 2016
Assets:
Investments
Available-for-sale	$7	$49	$24	$—	$—	$80
Held-to-maturity debt securities	—	—	—	—	51	51
Trading:
Deferred compensation plan mutual funds	59	—	—	—	—	59
Equity securities / Multi-asset mutual funds	308	—	—	—	—	308
Debt securities / fixed income mutual funds	1	250	7	—	—	258
Total trading	368	250	7	—	—	625
Other investments:
Equity method:
Equity and fixed income mutual funds	323	—	—	5	—	328
Other	—	—	—	394	8	402
Total equity method	323	—	—	399	8	730
Cost method investments	—	—	—	—	91	91
Carried interest	—	—	—	—	18	18
Total investments	698	299	31	399	168	1,595
Separate account assets	109,663	38,542	—	—	884	149,089
Separate account collateral held under securities lending agreements:
Equity securities	22,173	—	—	—	—	22,173
Debt securities	—	5,619	—	—	—	5,619
Total separate account collateral held under securities lending agreements	22,173	5,619	—	—	—	27,792
Investments of consolidated VIEs:
Private / public equity(3)	3	2	112	89	79	285
Equity securities	278	—	—	—	—	278
Debt securities	—	274	—	—	—	274
Other	—	—	—	63	—	63
Carried interest	—	—	—	—	108	108
Total investments of consolidated VIEs	281	276	112	152	187	1,008
Total	$132,815	$44,736	$143	$551	$1,239	$179,484
Liabilities:
Separate account collateral liabilities under securities lending agreements	$22,173	$5,619	$—	$—	$—	$27,792
Other liabilities(4)	—	7	115	—	—	122
Total	$22,173	$5,626	$115	$—	$—	$27,914

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.
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

(3)	Level 3 amounts include direct investments in private equity companies held by private equity funds.

(4)	Amounts primarily include recorded contingent liabilities related to certain acquisitions (see Note 13, Commitments and Contingencies, for more information).

 Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2015 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	December 31, 2015
Assets:
Investments
Available-for-sale	$19	$2	$23	$—	$—	$44
Held-to-maturity debt securities	—	—	—	—	108	108
Trading:
Deferred compensation plan mutual funds	65	—	—	—	—	65
Equity securities / Multi-asset mutual funds	278	—	—	—	—	278
Debt securities / fixed income mutual funds	2	438	2	—	—	442
Total trading	345	438	2	—	—	785
Other investments:
Equity method:
Equity and fixed income mutual funds	73	—	—	30	—	103
Other	—	—	—	414	10	424
Total equity method	73	—	—	444	10	527
Cost method investments	—	—	—	—	95	95
Carried interest	—	—	—	—	19	19
Total investments	437	440	25	444	232	1,578
Separate account assets	109,761	40,152	—	—	938	150,851
Separate account collateral held under securities lending agreements:
Equity securities	26,062	—	—	—	—	26,062
Debt securities	—	5,274	—	—	—	5,274
Total separate account collateral held under securities lending agreements	26,062	5,274	—	—	—	31,336
Investments of consolidated VIEs:
Private / public equity(3)	6	4	196	145	—	351
Equity securities	298	—	—	—	—	298
Debt securities	—	242	—	—	—	242
Other	—	—	—	58	—	58
Carried interest	—	—	—	—	81	81
Total investments of consolidated VIEs	304	246	196	203	81	1,030
Total	$136,564	$46,112	$221	$647	$1,251	$184,795
Liabilities:
Separate account collateral liabilities under securities lending agreements	$26,062	$5,274	$—	$—	$—	$31,336
Other liabilities(4)	—	6	48	—	—	54
Total	$26,062	$5,280	$48	$—	$—	$31,390
(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.
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

(3)	Level 3 amounts include direct investments in private equity companies held by private equity funds.
(4)	Amounts primarily include recorded contingent liabilities related to certain acquisitions (see Note 13, Commitments and Contingencies, for more information).

Level 3 Assets. Level 3 investments of consolidated VIEs of $112 million and $196 million at December 31, 2016 and 2015, respectively, related to direct investments in private equity companies held by consolidated private equity funds.  Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing the discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could result in a significantly lower (higher) fair value measurement. For investments utilizing the market comparable companies valuation technique, a significant increase (decrease) in the EBITDA multiple in isolation could result in a significantly higher (lower) fair value measurement.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2016

(in millions)	December 31, 2015	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3(2)	December 31, 2016	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Available-for-sale securities(4)	$23	$—	$47	$—	$—	$—	$(46)	$24	$—
Trading	2	—	8	—	—	—	(3)	7	—
Total investments	25	—	55	—	—	—	(49)	31	—
Assets of consolidated VIEs - Private equity	196	3	6	(15)	—	—	(78)	112	$3
Total Level 3 assets	$221	$3	$61	$(15)	$—	$—	$(127)	$143	$3
Liabilities:
Other liabilities(5)	$48	$3	$—	$—	$70	$—	$—	115	$3

(1)	Issuances and other settlements amount includes a contingent liability related to the BofA® Global Capital Management transaction in April 2016.
(2)	Amounts include transfers out of Level 3 due to availability of observable market inputs from pricing vendors.

(3)     Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

(4)	Amounts include investments in CLOs.
(5)	Other liabilities amount includes contingent liabilities and payments of contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2015

(in millions)	December 31, 2014	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and Other Settlements(1)(2)	Transfers into Level 3	Transfers out of Level 3	December 31, 2015	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Available-for-sale securities(4)	$—	$—	$23	$—	$—	$—	$—	$23	$—
Trading	—	—	2	—	—	—	—	2	—
Consolidated sponsored investment funds- Private equity	80	—	—	—	(80)	—	—	—	—
Total investments	80	—	25	—	(80)	—	—	25	—
Assets of consolidated VIEs:
Private equity	—	37	79	—	80	—	—	196	$37
Bank loans	302	—	—	—	(302)	—	—	—	—
Bonds	18	—	—	—	(18)	—	—	—	—
Total assets of consolidated VIEs	320	37	79	—	(240)	—	—	196	37
Total Level 3 assets	$400	$37	$104	$—	$(320)	$—	$—	$221	$37
Liabilities:
Borrowings of consolidated VIEs	$3,389	$—	$—	$—	$(3,389)	$—	$—	$—	$—
Other liabilities	39	3	—	—	12	—	—	48	3
Total liabilities	$3,428	$3	$—	$—	$(3,377)	$—	$—	$48	$3

(1)	Amounts include the consolidation (deconsolidation) of VIEs due to the adoption of ASU 2015-02 effective January 1, 2015.
(2)	Other liabilities amount includes contingent liabilities and payments of contingent liabilities related to certain acquisitions.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Amounts include investments in CLOs.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At December 31, 2016 and 2015, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below.

	December 31, 2016		December 31, 2015
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$6,091	$6,091	$6,083	$6,083	Level 1	(1),(2)
Accounts receivable	2,350	2,350	2,237	2,237	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	84	84	148	148	Level 1	(1),(2)

Financial Liabilities:
Accounts payable and accrued liabilities	1,094	1,094	1,068	1,068	Level 1	(3)
Long-term borrowings	4,915	5,165	4,930	5,223	Level 2	(4)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(2)

At both December 31, 2016 and 2015, approximately $132 million of money market funds were recorded within cash and cash equivalents on the consolidated statements of financial condition. In addition, at December 31, 2016 and 2015, approximately $13 million and $68 million, respectively, of money market funds were recorded within cash and cash equivalents of consolidated VIEs.  Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.
(4)

Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of December 2016 and 2015, respectively. See Note 12, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

December 31, 2016

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$237	$14	Daily/Monthly (21%) Quarterly (51%) N/R (28%)	1 – 90 days
Private equity funds	(b)	90	62	N/R	N/R
Real assets funds	(c)	60	35	Quarterly (41%) N/R (59%)	60 days
Other	(d)	12	9	Daily/Monthly (42%) N/R (58%)	3-5 days
Consolidated VIEs:
Private equity funds of funds	(e)	89	16	N/R	N/R
Hedge fund	(a)	36	—	Quarterly	90 days
Real assets funds	(c)	27	21	NR	NR
Total		$551	$157

December 31, 2015

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$217	$30	Daily/Monthly (22%) Quarterly (52%) N/R (26%)	30 – 90 days
Private equity funds	(b)	89	67	N/R	N/R
Real assets funds	(c)	94	31	Quarterly (25%) N/R (75%)	60 days
Other	(d)	44	5	Daily/Monthly (68%) N/R (32%)	3-5 days
Consolidated VIEs:
Private equity funds of funds	(e)	145	19	N/R	N/R
Hedge fund	(a)	58	—	Quarterly	90 days
Total		$647	$152

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of approximately one year at both December 31, 2016 and 2015.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately five years and four years at December 31, 2016 and 2015, respectively.

(c)    This category includes several real assets funds that invest directly in real estate, real estate related assets and infrastructure.  The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds.  A majority of the Company’s investments are not subject to redemption or are not currently redeemable and are normally returned through distributions as a result of the liquidation of the underlying assets of the funds.  It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately seven years and six years at December 31, 2016 and 2015, respectively.

(d)    This category includes deferred compensation plan investments.  The investments are not subject to redemption; however, distributions as a result of the liquidation of the underlying assets will be used to settle certain deferred compensation liabilities over time.  In addition, this category for 2015 also includes a multi-asset fund that is redeemable.  The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital.

(e)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately five years at both December 31, 2016 and 2015. The total remaining unfunded commitments to other third-party funds were $16 million and $19 million at December 31, 2016 and 2015, respectively. The Company had contractual obligations to the consolidated funds of $24 million and $31 million at December 31, 2016 and 2015, respectively.

7. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At December 31, 2016, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $572 million and $42 million, respectively. At December 31, 2015, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $360 million and $46 million, respectively.

Gains (losses) on total return swaps are recorded in nonoperating income (expense) and were $(31) million, $11 million and $(26) million for 2016, 2015 and 2014, respectively.

Gains (losses) on the interest rate swaps are recorded in nonoperating income (expense) and were $(21) million for 2014. Gains (losses) were not material for 2016 and 2015.

The Company has entered into a derivative, providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At December 31, 2016 and 2015, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $107 million and $169 million, respectively.

Gains (losses) on the forward foreign currency exchange contracts are recorded in other general and administration expense and  were not material to the consolidated statements of income for 2016, 2015 and 2014.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for 2016, 2015 and 2014.

The fair value of the outstanding derivatives mentioned above were not material to the consolidated statements of financial condition at December 31, 2016 and 2015.

See Note 12, Borrowings, for more information on the Company’s net investment hedge.

8. Property and Equipment

Property and equipment consists of the following:

	Estimated useful	December 31,
(in millions)	life-in years	2016	2015
Property and equipment:
Land	N/A	$6	$6
Building	39	33	17
Building improvements	15	29	15
Leasehold improvements	1-15	476	491
Equipment and computer software	3	411	374
Other transportation equipment	10	135	135
Furniture and fixtures	7	65	62
Construction in progress	N/A	5	51
Total		1,160	1,151
Less: accumulated depreciation and amortization		601	570
Property and equipment, net		$559	$581

N/A	– Not Applicable

Qualifying software costs of approximately $50 million, $48 million and $45 million have been capitalized within equipment and computer software during 2016, 2015 and 2014, respectively, and are being amortized over an estimated useful life of three years.

Depreciation and amortization expense was $124 million, $115 million and $117 million for 2016, 2015 and 2014, respectively.

9. Goodwill

Goodwill activity during 2016 and 2015 was as follows:

(in millions)	2016	2015
Beginning of year balance	$13,123	$12,961
Acquisitions(1)	14	181
Goodwill adjustments related to Quellos(2)	(19)	(19)
End of year balance	$13,118	$13,123

(1)

In 2016, the $14 million increase represents goodwill from the BofA Global Capital Management transaction in April 2016 that transferred investment management responsibilities of approximately $80.6 billion of cash assets under management to the Company.  Total consideration included $75 million of contingent consideration at fair value at time of close.  BlackRock’s platform provides clients with broad access to high quality, global liquidity investment solutions. In 2015, amount represents $113 million of goodwill from the Company’s acquisition of FutureAdvisor, which expanded the Company’s digital wealth management capabilities, $49 million of goodwill from the Company’s acquisition of Infraestructura Institucional, which expanded the Company’s infrastructure capabilities in Mexico, and $19 million of goodwill from the Company’s acquisition of certain assets related to BlackRock Kelso Capital Advisors LLC.  The total consideration paid for these acquisitions was approximately $300 million, including $27 million of contingent consideration at fair value at time of close.

(2)

The decrease in goodwill during both 2016 and 2015 primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $200 million and $231 million at December 31, 2016 and 2015, respectively.

BlackRock assessed its goodwill for impairment as of July 31, 2016, 2015 and 2014 and considered such factors as the book value and the market capitalization of the Company. The impairment assessment indicated no impairment charges were required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2016, the Company’s common stock closed at a market price of $380.54, which exceeded its book value of approximately $178.38 per share.

10. Intangible Assets

Intangible assets at December 31, 2016 and 2015 consisted of the following:

(in millions)	Remaining Weighted- Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2016
Indefinite-lived intangible assets:
Management contracts	N/A	$15,769	$—	$15,769
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,178	—	17,178
Finite-lived intangible assets:
Management contracts	3.9	1,011	827	184
Intellectual property	1.6	6	5	1
Total finite-lived intangible assets	3.8	1,017	832	185
Total intangible assets		$18,195	$832	$17,363
At December 31, 2015
Indefinite-lived intangible assets:
Management contracts	N/A	$15,699	$—	$15,699
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,108	—	17,108
Finite-lived intangible assets:
Management contracts	3.7	1,003	741	262
Intellectual property	2.6	6	4	2
Total finite-lived intangible assets	3.7	1,009	745	264
Total intangible assets		$18,117	$745	$17,372

N/A	— Not Applicable

The impairment tests performed for intangible assets as of July 31, 2016, 2015 and 2014 indicated no impairment charges were required.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year	Amount
2017	$82
2018	32
2019	30
2020	16
2021	13

In April 2016, in connection with the BofA Global Capital Management transaction, the Company acquired $70 million of indefinite-lived management contracts and $20 million of finite-lived management contracts with a weighted-average estimated life of approximately 10 years.

11. Other Assets

The Company accounts for its interest in PennyMac as an equity method investment, which is included in other assets on the consolidated statements of financial condition.  The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $301 million and $259 million, respectively, at December 31, 2016 and approximately $222 million and $239 million, respectively, at December 31, 2015. The fair value of the Company’s interest reflected the PennyMac stock price at December 31, 2016 and 2015, respectively (a Level 1 input). The Company performed an other-than-temporary impairment analysis as of December 31, 2016 and determined the decline in fair value below the carrying value to be temporary.

12. Borrowings

Short-Term Borrowings

2016 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2016 to extend the maturity date to March 2021 (the “2016 credit facility”). The 2016 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2016 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2016 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2016. The 2016 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At December 31, 2016, the Company had no amount outstanding under the 2016 credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2016 credit facility. At December 31, 2016, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices and foreign exchange rates at December 31, 2016 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
6.25% Notes due 2017	$700	$—	$700	$724
5.00% Notes due 2019	1,000	(3)	997	1,086
4.25% Notes due 2021	750	(4)	746	808
3.375% Notes due 2022	750	(4)	746	775
3.50% Notes due 2024	1,000	(6)	994	1,030
1.25% Notes due 2025	738	(6)	732	742
Total Long-term Borrowings	$4,938	$(23)	$4,915	$5,165

Long-term borrowings at December 31, 2015 had a carrying value of $4.9 billion and a fair value of $5.2 billion determined using market prices at the end of December 2015.

2025 Notes.    In May 2015, the Company issued €700 million of 1.25% senior unsecured notes maturing on May 6, 2025 (the “2025 Notes”). The notes are listed on the New York Stock Exchange. The net proceeds of the 2025 Notes were used for general corporate purposes, including refinancing of outstanding indebtedness. Interest of approximately $9 million per year based on current exchange rates is payable annually on May 6 of each year. The 2025 Notes may be redeemed in whole or in part prior to maturity at any time at the option of the Company at a “make-whole” redemption price. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2025 Notes.

Upon conversion to U.S. dollars the Company designated the €700 million debt offering as a net investment hedge to offset its currency exposure relating to its net investment in certain euro functional currency operations. Gains of $14 million (net of tax of $8 million) and $19 million (net of tax of $11 million) were recognized in other comprehensive income for 2016 and 2015, respectively. No hedge ineffectiveness was recognized during 2016.

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

2022 Notes. In May 2012, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities, including $750 million of 1.375% notes, which were repaid in June 2015 at maturity, and $750 million of 3.375% notes maturing in June 2022 (the “2022 Notes”).   Net proceeds were used to fund the repurchase of BlackRock’s common stock and Series B Preferred from Barclays and affiliates and for general corporate purposes. Interest on the 2022 Notes of approximately $25 million per year is payable semi-annually on June 1 and December 1 of each year, which commenced December 1, 2012. The 2022 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The “make-whole” redemption price represents a price, subject to the specific terms of the 2022 Notes and related indenture, that is the greater of (a) par value and (b) the present value of future payments that will not be paid because of an early redemption, which is discounted at a fixed spread over a comparable Treasury security. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2022 Notes.

2021 Notes. In May 2011, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities, including $750 million of 4.25% notes maturing in May 2021 and $750 million of floating rate notes, which were repaid in May 2013 at maturity. Net proceeds of this offering were used to fund the repurchase of BlackRock’s Series B Preferred from affiliates of Merrill Lynch & Co., Inc. Interest on the 4.25% notes due in 2021 (“2021 Notes”) is payable semi-annually on May 24 and November 24 of each year, which commenced November 24, 2011, and is approximately $32 million per year. The 2021 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2021 Notes.

2019 Notes. In December 2009, the Company issued $2.5 billion in aggregate principal amount of unsecured and unsubordinated obligations. These notes were issued as three separate series of senior debt securities including $0.5 billion of 2.25% notes, which were repaid in December 2012, $1.0 billion of 3.50% notes, which were repaid in December 2014 at maturity, and $1.0 billion of 5.0% notes maturing in December 2019 (the “2019 Notes”). Net proceeds of this offering were used to repay borrowings under the CP Program, which was used to finance a portion of the acquisition of Barclays Global Investors from Barclays on December 1, 2009, and for general corporate purposes. Interest on the 2019 Notes of approximately $50 million per year is payable semi-annually in arrears on June 10 and December 10 of each year. These notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2019 Notes.

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

13. Commitments and Contingencies

Operating Lease Commitments

The Company leases its primary office spaces under agreements that expire through 2035. Future minimum commitments under these operating leases are as follows:

(in millions)
Year	Amount
2017	142
2018	135
2019	125
2020	120
2021	112
Thereafter	404
Total	$1,038

Rent expense and certain office equipment expense under lease agreements amounted to $134 million, $136 million and $132 million in 2016, 2015 and 2014, respectively.

Investment Commitments. At December 31, 2016, the Company had $192 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs.  These funds include private equity funds, real assets funds, and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $192 million, the Company had approximately $12 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products.  The fair value of the remaining aggregate contingent payments at December 31, 2016 totaled $115 million and is included in other liabilities on the consolidated statement of financial condition.

Other Contingent Payments. The Company acts as the portfolio manager in a series of derivative transactions and has a maximum potential exposure of $17 million between the Company and counterparty. See Note 7, Derivatives and Hedging, for further discussion.

Legal Proceedings.  From time to time, BlackRock receives subpoenas or other requests for information from various U.S. federal, state governmental and domestic and international regulatory authorities in connection with certain industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such inquiries. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, BlackRock-advised investment portfolios may be subject to lawsuits, any of which potentially could harm the investment returns of the applicable portfolio or result in the Company being liable to the portfolios for any resulting damages.

On May 27, 2014, certain purported investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the U.S. District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited (collectively, the “Defendants”) under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. The Consolidated Complaint, which purports to be brought derivatively on behalf of the Funds, alleges that the Defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On February 24, 2015, the same plaintiffs filed another complaint in the same court against BlackRock Investment Management, LLC and BlackRock Advisors, LLC. The allegations and legal claims in both complaints are substantially similar, with the new complaint purporting to challenge fees received by Defendants after the plaintiffs filed their prior complaint. Both complaints seek, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by Defendants in the period beginning twelve months preceding the start of each lawsuit and ending on the date of judgment in each case, along with purported lost investment returns on those amounts, plus interest. On March 25, 2015, Defendants’ motion to dismiss the Consolidated Complaint was denied. The Defendants believe the claims in both lawsuits are without merit and intend to vigorously defend the actions.

Between November 12, 2015 and November 16, 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”) and BlackRock US Core Property Fund, Inc. (formerly known as the BlackRock Granite Property Fund, Inc.) (“Granite Fund”), along with certain other Granite Fund-related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June 16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which is the property manager of the Property, and certain other entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs allege, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and seek monetary, including punitive, damages.  Additionally, on March 16, 2016, three former tenants of the Library Gardens apartment unit that experienced the balcony collapse sued the BlackRock Parties.  The former tenants, who witnessed (but were not physically injured in) the accident make allegations virtually identical to those in the previously filed actions and claim that, as a result of the collapse, they suffered unspecified emotional damage.  Several defendants have also filed cross-complaints alleging a variety of claims, including claims against the BlackRock Parties for contribution, negligence, and declaratory relief.  BlackRock believes the claims against the BlackRock Parties are without merit and intends to vigorously defend the actions.

Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability arising out of regulatory matters or lawsuits will have a material effect on BlackRock’s results of operations, financial position, or cash flows. However, there is no assurance whether any such pending or threatened matters will have a material effect on BlackRock’s results of operations, financial position or cash flows in any future reporting period. Due to uncertainties surrounding the outcome of these matters, management cannot reasonably estimate the possible loss or range of loss that may arise from these matters.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At December 31, 2016, the Company indemnified certain of its clients for their securities lending loan balances of approximately $169.3 billion. The Company held as agent, cash and securities totaling $180.1 billion as collateral for indemnified securities on loan at December 31, 2016. The fair value of these indemnifications was not material at December 31, 2016.

14. Stock-Based Compensation

The components of stock-based compensation expense are as follows:

(in millions)	2016	2015	2014
Stock-based compensation:
Restricted stock and RSUs	$493	$484	$421
Long-term incentive plans to be funded by PNC	28	30	32
Total stock-based compensation	$521	$514	$453

Stock Award and Incentive Plan. Pursuant to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and nonemployee directors. A maximum of 34,500,000 shares of common stock were authorized for issuance under the Award Plan. Of this amount, 5,918,096 shares remain available for future awards at December 31, 2016. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury to the extent available.

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

Restricted stock and RSU activity for 2016 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2015	3,067,737	$308.42
Granted	1,481,125	$301.01
Converted	(1,455,072)	$283.64
Forfeited	(106,202)	$274.18
December 31, 2016(1)	2,987,588	$318.04

(1)	At December 31, 2016, approximately 2.7 million awards are expected to vest and 0.3 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during 2016, 2015 and 2014 was $446 million, $473 million and $472 million, respectively. The total fair market value of RSUs/restricted stock converted to common stock during 2016, 2015 and 2014 was $413 million, $379 million and $534 million, respectively.

At December 31, 2016, the intrinsic value of outstanding RSUs was $1.1 billion, reflecting a closing stock price of $380.54 at December 31, 2016.

RSUs/restricted stock granted in connection with annual incentive compensation under the Award Plan primarily related to the following:

	2016	2015	2014
Awards granted that vest ratably over three years from the date of grant	1,030,964	952,329	1,022,295
Awards granted that cliff vest 100% on:
January 31, 2017	—	—	287,963
January 31, 2018	—	303,999	—
January 31, 2019	303,587	—	—
	1,334,551	1,256,328	1,310,258

In addition the Company also granted RSUs of 146,574, 120,935 and 166,018 during 2016, 2015 and 2014, respectively with varying vesting periods up to three years.

At December 31, 2016, there was $288 million in total unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of less than one year.

In January 2017, the Company granted under the Award Plan

•	699,991 RSUs or shares of restricted stock to employees as part of annual incentive compensation that vest ratably over three years from the date of grant; and
•	277,313 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2020.

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

In the first quarter of 2016 and 2015, the Company granted 375,242 and 262,847, respectively, performance-based RSUs to certain employees that cliff vest 100% on January 31, 2019 and 2018, respectively. These awards are amortized over a service period of three years.  The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

Performance-based RSU activity for 2016 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2015	255,868	$343.86
Granted	375,242	$296.97
Forfeited	(20,739)	$325.65
December 31, 2016	610,371	$315.65

At December 31, 2016, total unrecognized stock-based compensation expense related to unvested performance-based awards was $94 million.  The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.7 years.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during 2016 was $111 million.

At December 31, 2016, the intrinsic value of outstanding performance-based RSUs was $232 million reflecting a closing stock price of $380.54.

In January 2017, the Company granted 293,385 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2020. These awards are amortized over a service period of three years.  The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

Market Performance-based RSUs. Pursuant to the Award Plan, market performance-based RSUs may be granted to certain employees. The market performance-based RSUs require that separate 15%, 25% and 35% share price appreciation targets be achieved during the six-year term of the awards. The awards are split into three tranches and each tranche may vest if the specified target increase in share price is met. Eligible vesting dates for each tranche are January 31 (or, if such date is not a business day, the next following business day) of the year in which the fourth, fifth or sixth anniversaries of the grant-date occurs. Certain awards are forfeited if the employee leaves BlackRock before the vesting date. These awards are amortized over a service period of four years, which is the longer of the explicit service period or the period in which the market target is expected to be met. Market performance-based RSUs are not considered participating securities as the dividend equivalents are subject to forfeiture prior to vesting of the award. During 2016 and 2015 there were no market performance-based awards granted.  In 2014, the Company granted 315,961 market performance-based RSUs.

Market performance-based RSU activity for 2016 is summarized below.

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2015	1,378,177	$137.07
Converted	(548,227)	$115.03
Forfeited	(26,476)	$164.67
December 31, 2016(1)	803,474	$151.20

(1)	At December 31, 2016, approximately 0.7 million awards are expected to vest and an immaterial amount of awards have vested and have not been converted.

At December 31, 2016, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $14 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of less than one year.

At December 31, 2016, the intrinsic value of outstanding market performance-based awards was $306 million reflecting a closing stock price of $380.54.

The grant-date fair value of the awards was $62 million in 2014. The fair value was calculated using a Monte Carlo simulation with the following assumptions:

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

Long-Term Incentive Plans Funded by PNC. Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”), including performance-based and market performance-based RSUs. The current share surrender agreement commits PNC to provide BlackRock Series C nonvoting participating preferred stock to fund the remaining committed shares. As of December 31, 2016, 3.2 million shares had been surrendered by PNC.

At December 31, 2016, the remaining shares committed by PNC of 0.8 million were available to fund certain future long-term incentive awards.

517,138 shares were surrendered by PNC in the first quarter of 2017.

Stock Options. Stock option grants were made to certain employees pursuant to the Award Plan in 1999 through 2007. Options granted had a ten-year life, vested ratably over periods ranging from two to five years and became exercisable upon vesting. The Company has not granted any stock options subsequent to the January 2007 grant, which vested on September 29, 2011. Stock option activity for 2016 is summarized below.

Outstanding at	Shares under option	Weighted average exercise price
December 31, 2015	154,094	$167.76
Exercised	(154,094)	$167.76
December 31, 2016	—

The aggregate intrinsic value of options exercised during 2016, 2015 and 2014 was $30 million, $128 million and $4 million, respectively.

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

The rabbi trust established for the VDCP, with assets totaling $59 million and $65 million at December 31, 2016 and 2015, respectively, is reflected in investments on the consolidated statements of financial condition. Such investments are classified as trading investments. The corresponding liability balance of $83 million and $88 million at December 31, 2016 and 2015, respectively, is reflected on the consolidated statements of financial condition as accrued compensation and benefits. Earnings in the rabbi trust, including unrealized appreciation or depreciation, are reflected as nonoperating income (expense) and changes in the corresponding liability are reflected as employee compensation and benefits expense on the consolidated statements of income.

Other Deferred Compensation Plans. The Company has additional compensation plans for the purpose of providing deferred compensation and retention incentives to certain employees. For these plans, the final value of the deferred amount to be distributed in cash upon vesting is primarily associated with investment returns of certain investment funds. The liabilities for these plans were $223 million and $178 million at December 31, 2016 and 2015, respectively, and are reflected in the consolidated statements of financial condition as accrued compensation and benefits. In January 2017, the Company granted approximately $110 million of additional deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant.

Defined Contribution Plans

The Company has several defined contribution plans primarily in the United States and United Kingdom.

Certain of the Company’s U.S. employees participate in a defined contribution plan (“U.S. Plan”). Employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to Internal Revenue Code limitations, are matched by the Company at 50% up to a maximum of $5,000 annually. In addition, the Company makes an annual retirement contribution to eligible participants equal to 3-5% of eligible compensation. In 2016, 2015 and 2014, the Company’s contribution expense related to the U.S. Plan was $75 million, $72 million and $67 million, respectively.

Certain U.K. wholly owned subsidiaries of the Company contribute to a defined contribution plan for their employees.  The contributions range between 6% and 15% of each employee’s eligible compensation. The Company’s contribution expense related to this plan was $30 million in 2016, and $33 million in both 2015 and 2014.

In addition, the contribution expense related to defined contribution plans in other regions was $20 million in 2016 and $18 million in both 2015 and 2014.

Defined Benefit Plans. The Company has several defined benefit pension plans primarily in Japan and Germany. All accrued benefits under the Germany defined benefit plan are currently frozen and the plan is closed to new participants. The participant benefits under the Germany plan will not change with salary increases or additional years of service. At December 31, 2016 and 2015, the plan assets for both these plans were approximately $23 million and $22 million, respectively. The underfunded obligations at December 31, 2016 and 2015 were not material. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

16. Related Party Transactions

Determination of Related Parties

PNC. The Company considers PNC, along with its affiliates, to be related parties based on the level of its ownership of BlackRock capital stock. At December 31, 2016, PNC owned approximately 21.3% of the Company’s voting common stock and held approximately 22.0% of the total capital stock.

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

Revenue from Related Parties

Revenues for services provided by the Company to these and other related parties are as follows:

(in millions)	2016	2015	2014
Investment advisory, administration fees and securities lending revenue:
PNC and affiliates	$3	$4	$5
Registered investment companies/equity method investees	6,833	6,871	6,733
Total investment advisory, administration fees, and securities lending revenue	6,836	6,875	6,738
Investment advisory performance fees	125	129	173
BlackRock Solutions and advisory:
PNC and affiliates	7	7	7
Equity method investees	—	—	6
Total BlackRock Solutions and advisory	7	7	13
Other revenue:
PNC and affiliates	3	3	3
Equity method investees	87	70	67
Total other revenue	90	73	70
Total revenue from related parties	$7,058	$7,084	$6,994

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

 Aggregate Expenses for Transactions with Related Parties

Aggregate expenses included in the consolidated statements of income for transactions with related parties are as follows:

(in millions)	2016	2015	2014
Expense with related parties:
Distribution and servicing costs
PNC and affiliates	$2	$2	$2
Total distribution and servicing costs	2	2	2
General and administration expense
Other registered investment companies	61	60	55
Other	4	18	5
Total general and administration expense	65	78	60
Total expense with related parties	$67	$80	$62

Certain Agreements and Arrangements with PNC

PNC. On February 27, 2009, BlackRock entered into an amended and restated implementation and stockholder agreement with PNC, and a third amendment to the share surrender agreement with PNC.

Receivables and Payables with Related Parties. Due from related parties, which is included within other assets on the consolidated statements of financial condition was $100 million and $73 million at December 31, 2016 and 2015, respectively, and primarily represented receivables from certain investment products managed by BlackRock. Accounts receivable at December 31, 2016 and 2015 included $688 million and $705 million, respectively, related to receivables from BlackRock mutual funds, including iShares, for investment advisory and administration services.

Due to related parties, which is included within other liabilities on the consolidated statements of financial condition, was $19 million and $18 million at December 31, 2016 and 2015, respectively, and primarily represented payables to certain investment products managed by BlackRock.

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

Quantitative measures established by regulators to ensure capital adequacy require BTC to maintain a minimum Common Equity Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2016 and 2015, it exceeded the applicable capital adequacy requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital (to risk weighted assets)	$1,211	92.5%	$105	8.0%	$131	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$1,211	92.5%	$59	4.5%	$85	6.5%
Tier 1 capital (to risk weighted assets)	$1,211	92.5%	$79	6.0%	$105	8.0%
Tier 1 capital (to average assets)	$1,211	65.3%	$74	4.0%	$93	5.0%
December 31, 2015
Total capital (to risk weighted assets)	$1,593	88.6%	$144	8.0%	$180	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$1,593	88.6%	$81	4.5%	$117	6.5%
Tier 1 capital (to risk weighted assets)	$1,593	88.6%	$108	6.0%	$144	8.0%
Tier 1 capital (to average assets)	$1,593	66.7%	$96	4.0%	$119	5.0%

Broker-dealers. BlackRock Investments, LLC and BlackRock Execution Services are registered broker-dealers and wholly owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements. At December 31, 2016 and 2015, the Company was required to maintain approximately $1.4 billion and $1.1 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

18. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) (“AOCI”) by component for 2016, 2015 and 2014:

(in millions)	Unrealized Gains (Losses) on Available-for-sale Investments(1)	Benefit Plans	Foreign Currency Translation Adjustments(2)	Total
December 31, 2013	$7	$6	$(48)	$(35)
Other comprehensive income (loss) before reclassifications	3	(2)	(231)	(230)
Amount reclassified from AOCI(3)	(8)	—	—	(8)
Net other comprehensive income (loss) for 2014	(5)	(2)	(231)	(238)
December 31, 2014	$2	$4	$(279)	$(273)
Other comprehensive income (loss) before reclassifications	(1)	1	(173)	(173)
Amount reclassified from AOCI(3)	(2)	—	—	(2)
Net other comprehensive income (loss) for 2015	(3)	1	(173)	(175)
December 31, 2015	$(1)	$5	$(452)	$(448)
Other comprehensive income (loss) before reclassifications	—	—	(269)	(269)
Amount reclassified from AOCI(3)	1	—	—	1
Net other comprehensive income (loss) for 2016	1	—	(269)	(268)
December 31, 2016	$—	$5	$(721)	$(716)

(1)	All amounts are net of tax. The tax benefit (expense) was not material for 2016, 2015 and 2014.
(2)

Amount for 2016 includes gains from a net investment hedge of $14 million, net of tax of $8 million. Amount for 2015 includes gains from a net investment hedge of $19 million, net of tax of $11 million.

(3)	The pre-tax amount reclassified from AOCI was included in net gain (loss) on investments on the consolidated statements of income.

19. Capital Stock

The Company’s authorized common stock and nonvoting participating preferred stock, $0.01 par value, (“Preferred”) consisted of the following:

	December 31, 2016	December 31, 2015
Common Stock	500,000,000	500,000,000
Nonvoting Participating Preferred Stock
Series A Preferred	20,000,000	20,000,000
Series B Preferred	150,000,000	150,000,000
Series C Preferred	6,000,000	6,000,000
Series D Preferred	20,000,000	20,000,000

PNC Capital Contribution.  During 2016, PNC surrendered to BlackRock 548,227 shares of BlackRock Series C Preferred to fund certain LTIP awards.

Cash Dividends for Common and Preferred Shares / RSUs. During 2016, 2015 and 2014, the Company paid cash dividends of $9.16 per share (or $1,545 million), $8.72 per share (or $1,476 million)and $7.72 per share (or $1,338 million), respectively.

Share Repurchases. The Company repurchased 3.3 million common shares in open market-transactions under its share repurchase program for $1.1 billion during 2016. At December 31, 2016, there were 3 million shares still authorized to be repurchased.

The Company’s common and preferred shares issued and outstanding and related activity consist of the following:

	Shares Issued				Shares Outstanding
	Common Shares	Treasury Common Shares	Series B Preferred	Series C Preferred	Common Shares	Series B Preferred	Series C Preferred
December 31, 2013	171,252,185	(4,662,497)	823,188	1,311,887	166,589,688	823,188	1,311,887
Shares repurchased	—	(3,175,088)	—	—	(3,175,088)	—	—
Net issuance of common shares related to employee stock transactions	—	1,372,188	—	—	1,372,188	—	—
December 31, 2014	171,252,185	(6,465,397)	823,188	1,311,887	164,786,788	823,188	1,311,887
Shares repurchased	—	(3,080,689)	—	—	(3,080,689)	—	—
Net issuance of common shares related to employee stock transactions	—	1,754,965	—	—	1,754,965	—	—
December 31, 2015	171,252,185	(7,791,121)	823,188	1,311,887	163,461,064	823,188	1,311,887
Shares repurchased	—	(3,264,935)	—	—	(3,264,935)	—	—
Net issuance of common shares related to employee stock transactions	—	1,338,314	—	—	1,338,314	—	—
PNC LTIP capital contribution	—	—	—	(548,227)	—	—	(548,227)
December 31, 2016	171,252,185	(9,717,742)	823,188	763,660	161,534,443	823,188	763,660

20. Restructuring Charge

A restructuring charge of $76 million ($53 million after-tax), comprised of $44 million of severance and $32 million of expense related to the accelerated amortization of previously granted deferred cash and equity compensation awards, was recorded in the first quarter of 2016 in connection with a project to streamline and simplify the organization.

The following table presents a rollforward of the Company’s restructuring liability for 2016, which is included within other liabilities on the consolidated statements of financial condition:

(in millions)	2016
Liability as of December 31, 2015	$—
Additions	76
Cash payments	(44)
Accelerated amortization expense of equity-based awards	(28)
Liability as of December 31, 2016	$4

21. Income Taxes

The components of income tax expense for 2016, 2015 and 2014, are as follows:

(in millions)	2016	2015	2014
Current income tax expense:
Federal	$858	$937	$923
State and local	61	74	54
Foreign	385	395	258
Total net current income tax expense	1,304	1,406	1,235
Deferred income tax expense (benefit):
Federal	31	(13)	(73)
State and local	14	(19)	(9)
Foreign	(59)	(124)	(22)
Total net deferred income tax expense (benefit)	(14)	(156)	(104)
Total income tax expense	$1,290	$1,250	$1,131

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to noncontrolling interests:

(in millions)	2016	2015	2014
Domestic	$2,837	$2,840	$2,946
Foreign	1,625	1,755	1,479
Total	$4,462	$4,595	$4,425

The foreign income before taxes includes countries that have statutory tax rates that are lower than the U.S. federal statutory tax rate of 35%, such as the United Kingdom, Channel Islands, Ireland and Canada.

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

(in millions)	2016	%	2015	%	2014	%
Statutory income tax expense	$1,562	35%	$1,608	35%	$1,549	35%
Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	69	2	42	1	51	1
Impact of foreign, state, and local tax rate changes on deferred taxes	(33)	(1)	(45)	(1)	(4)	—
Effect of foreign tax rates	(329)	(7)	(385)	(8)	(434)	(10)
Other	21	—	30	—	(31)	—
Income tax expense	$1,290	29%	$1,250	27%	$1,131	26%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below

	December 31,
(in millions)	2016	2015
Deferred income tax assets:
Compensation and benefits	$399	$372
Unrealized investment losses	42	114
Loss carryforwards	85	98
Foreign tax credit carryforwards	118	83
Other	216	235
Gross deferred tax assets	860	902
Less: deferred tax valuation allowances	(22)	(20)
Deferred tax assets net of valuation allowances	838	882
Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	5,568	5,588
Acquired finite-lived intangibles	36	45
Other	54	80
Gross deferred tax liabilities	5,658	5,713
Net deferred tax (liabilities)	$(4,820)	$(4,831)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2016, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $20 million and $4,840 million, respectively. At December 31, 2015, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $20 million and $4,851 million, respectively.

During 2016, tax legislation enacted in the United Kingdom and domestic state and local tax changes resulted in a $30 million net noncash benefit related to the revaluation of certain deferred income tax liabilities. During 2015, tax legislation enacted in the United Kingdom and domestic state and local tax changes resulted in a $54 million net noncash benefit related to the revaluation of certain deferred income tax liabilities.

 At December 31, 2016 and 2015, the Company had available state net operating loss carryforwards of $1.6 billion and $1.5 billion, respectively, which will begin to expire in 2017. At December 31, 2016 and 2015, the Company had foreign net operating loss carryforwards of $90 million and $135 million, respectively, of which $3 million will begin to expire in 2021 and the balance will carry forward indefinitely. At December 31, 2016, the Company had foreign tax credit carryforwards for income tax purposes of $118 million which will begin to expire in 2023.

At December 31, 2016 and 2015, the Company had $22 million and $20 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition. The year-over-year increase in the valuation allowance primarily related to the tax loss carryforwards.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. See Note 9, Goodwill, for further discussion.

Current income taxes are recorded net on the consolidated statements of financial condition when related to the same tax jurisdiction. At December 31, 2016, the Company had current income taxes receivable and payable of $247 million and $75 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. At December 31, 2015, the Company had current income taxes receivable and payable of $166 million and $79 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

The Company does not provide deferred taxes on the excess of the financial reporting over tax basis on its investments in foreign subsidiaries that are essentially permanent in duration. The excess totaled $5,251 million and $4,734 million at December 31, 2016 and 2015, respectively. The determination of the additional deferred income taxes on the excess has not been provided because it is not practicable due to the complexities associated with its hypothetical calculation.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits:

(in millions)	2016	2015	2014
Balance at January 1	$466	$379	$467
Additions for tax positions of prior years	3	39	21
Reductions for tax positions of prior years	(78)	(25)	(24)
Additions based on tax positions related to current year	37	75	85
Lapse of statute of limitations	—	(2)	(2)
Settlements	(18)	—	(168)
Balance at December 31	$410	$466	$379

Included in the balance of unrecognized tax benefits at December 31, 2016, 2015 and 2014, respectively, are $284 million, $320 million and $283 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $3 million during 2016 and in total, as of December 31, 2016, had recognized a liability for interest and penalties of $59 million. The Company accrued interest and penalties of $12 million during 2015 and in total, as of December 31, 2015, had recognized a liability for interest and penalties of $56 million. The Company accrued interest and penalties of $(25) million during 2014 and in total, as of December 31, 2014, had recognized a liability for interest and penalties of $44 million.

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

The Company is currently under audit in several state and local jurisdictions. The significant state and local income tax examinations are in New York State and New York City for tax years 2009 through 2011, and California for tax years 2013 through 2014. No state and local income tax audits cover years earlier than 2008.  No state and local income tax audits are expected to result in an assessment material to BlackRock’s consolidated financial statements.

Her Majesty’s Revenue and Customs’ United Kingdom income tax audit for various U.K. BlackRock subsidiaries is in progress for tax years 2009 and years after.  BlackRock does not expect the audit to result in a material impact to the consolidated financial statements.

From time to time, BlackRock may receive or be subject to tax authorities’ assessments and challenges related to income taxes.  BlackRock does not currently expect the ultimate resolution of any existing matters to be material to the consolidated financial statements.

At December 31, 2016, it is reasonably possible the total amounts of unrecognized tax benefits will change within the next twelve months due to completion of tax authorities’ exams or the expiration of statues of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $10 million to $40 million within the next twelve months.

22. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for 2016, 2015 and 2014 under the treasury stock method:

(in millions, except shares and per share data)	2016	2015	2014
Net income attributable to BlackRock	$3,172	$3,345	$3,294
Basic weighted-average shares outstanding	164,425,858	166,390,009	168,225,154
Dilutive effect of nonparticipating RSUs and stock options	2,153,894	2,648,562	2,887,107
Total diluted weighted-average shares outstanding	166,579,752	169,038,571	171,112,261
Basic earnings per share	$19.29	$20.10	$19.58
Diluted earnings per share	$19.04	$19.79	$19.25

There were no anti-dilutive RSUs for 2015. Amounts of anti-dilutive RSUs for 2016 and 2014 were immaterial. In addition, there were no anti-dilutive stock options for 2016, 2015 and 2014.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business.  The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment as defined in ASC 280-10.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees by product type, BlackRock Solutions and advisory revenue, distribution fees and other revenue for 2016, 2015 and 2014.

(in millions)	2016	2015	2014
Equity	$5,018	$5,345	$5,337
Fixed income	2,664	2,428	2,171
Multi-asset	1,157	1,287	1,236
Alternatives	878	1,082	1,103
Cash management	458	319	292
Total investment advisory, administration fees, securities lending revenue and performance fees	10,175	10,461	10,139
BlackRock Solutions and advisory	714	646	635
Distribution fees	41	55	70
Other revenue	225	239	237
Total revenue	$11,155	$11,401	$11,081

The following table illustrates total revenue for 2016, 2015 and 2014 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

(in millions)
Revenue	2016	2015	2014
Americas	$7,530	$7,502	$7,286
Europe	3,083	3,356	3,246
Asia-Pacific	542	543	549
Total revenue	$11,155	$11,401	$11,081

The following table illustrates long-lived assets that consist of goodwill and property and equipment at December 31, 2016 and 2015 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)
Long-lived Assets	2016	2015
Americas	$13,424	$13,422
Europe	163	186
Asia-Pacific	90	96
Total long-lived assets	$13,677	$13,704

Americas primarily is comprised of the United States and Canada, while Europe primarily is comprised of the United Kingdom and Luxembourg. Asia-Pacific primarily is comprised of Hong Kong, Australia, Japan and Singapore.

24. Selected Quarterly Financial Data (unaudited)

(in millions, except shares and per share data)
2016	1st Quarter(1)(2)	2nd Quarter	3rd Quarter(3)	4th Quarter(4)
Revenue	$2,624	$2,804	$2,837	$2,890
Operating income	$963	$1,173	$1,209	$1,225
Net income	$647	$795	$877	$851
Net income attributable to BlackRock	$657	$789	$875	$851
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$3.97	$4.79	$5.33	$5.21
Diluted	$3.92	$4.73	$5.26	$5.13
Weighted-average common shares outstanding:
Basic	165,388,130	164,758,612	164,129,214	163,441,552
Diluted	167,398,938	166,639,290	166,256,598	165,854,167
Dividend declared per share	$2.29	$2.29	$2.29	$2.29
Common stock price per share:
High	$342.56	$367.47	$376.00	$398.45
Low	$289.72	$319.54	$335.11	$338.61
Close	$340.57	$342.53	$362.46	$380.54

2015
Revenue	$2,723	$2,905	$2,910	$2,863
Operating income	$1,067	$1,238	$1,222	$1,137
Net income(5)	$825	$826	$832	$869
Net income attributable to BlackRock	$822	$819	$843	$861
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$4.92	$4.92	$5.08	$5.19
Diluted	$4.84	$4.84	$5.00	$5.11
Weighted-average common shares outstanding:
Basic	167,089,037	166,616,558	166,045,291	165,826,808
Diluted	169,723,167	169,114,759	168,665,303	168,632,558
Dividend declared per share	$2.18	$2.18	$2.18	$2.18
Common stock price per share:
High	$380.33	$377.85	$354.54	$363.72
Low	$340.51	$344.54	$293.52	$295.92
Close	$365.84	$345.98	$297.47	$340.52

(1)	The first quarter of 2016 included a pre-tax restructuring charge of $76 million.
(2)

The first quarter of 2015 included nonrecurring tax benefits of $69 million, primarily due to the realization of losses from changes in the Company’s organizational tax structure and the resolution of certain outstanding tax matters.

(3)     The third quarter of 2016 included a $26 million net noncash tax benefit, primarily related to the revaluation of certain deferred income tax liabilities as a result of legislation enacted in the United Kingdom, and domestic state and local changes.

(4)

The fourth quarter of 2015 included a $64 million noncash tax benefit, primarily related to the revaluation of certain deferred income tax liabilities, including the effect of tax legislation enacted in the United Kingdom.

(5)

During the second quarter of 2015, the company adopted new accounting guidance on consolidations effective January 1, 2015 using the modified retrospective method.  Upon adoption, the Company recorded a change to total nonoperating income (expense) with an equal and offsetting charge to noncontrolling interest for the three months ended March 31, 2015.  There was no impact to net income attributable to BlackRock, Inc. or BlackRock’s earnings per share.

25. Subsequent Events

In February 2017, the Company announced that it has entered an agreement to acquire the First Reserve Energy Infrastructure business, the equity infrastructure franchise of First Reserve. Consideration for the transaction will include an upfront payment and contingent consideration.  The transaction is expected to close in the first half of 2017, subject to customary regulatory approvals and closing conditions. This transaction is not expected to be material to the Company’s consolidated financial condition or results of operations.

In January 2017, the Board of Directors authorized the repurchase of an additional 6 million shares under the Company’s existing share repurchase program for a total of up to 9 million shares of BlackRock common stock.

On January 12, 2017, the Board of Directors approved BlackRock’s quarterly dividend of $2.50 to be paid on March 23, 2017 to stockholders of record at the close of business on March 6, 2017.

The Company conducted a review for additional subsequent events and determined that no subsequent events had occurred that would require accrual or additional disclosures.

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

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.
3.3(3)	Amended and Restated Bylaws of BlackRock.
3.4(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.
3.5(4)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.
3.6(4)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.
3.7(5)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.
4.1(6)	Specimen of Common Stock Certificate.
4.2(7)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.
4.3(8)	Form of 6.25% Notes due 2017.
4.4(9)	Form of 5.00% Notes due 2019.
4.5(10)	Form of 4.25% Notes due 2021.
4.6(11)	Form of 3.375% Notes due 2022.
4.7(12)	Form of 3.500% Notes due 2024.
4.8(13)	Form of 1.250% Notes due 2025.
4.9(13)	Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the Indenture.
10.1(14)	BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.2(15)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan.+
10.3(16)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+
10.4(17)	Form of Restricted Stock Unit Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.5(17)	Form of Performance-Based Restricted Stock Unit Agreement (BPIP) under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.6(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.7(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.8(1)

Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+

10.9(14)	BlackRock, Inc. Amended and Restated Voluntary Deferred Compensation Plan, as amended and restated as of November 16, 2015.+
10.10(18)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+
10.11(19)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+
10.12(20)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+
10.13(4)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+
10.14(21)	Fourth Amendment, dated as of August 7, 2012, to the Share Surrender Agreement.+
10.15(22)

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

10.16(23)

Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.17(24)

Amendment No. 2, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.18(25)

Amendment No. 3, dated as of March 28, 2014, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.19(26)

Amendment No. 4, dated as of April 2, 2015, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.20(27)

Amendment No. 5, dated as of April 8, 2016, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.21(3)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.
10.22(28)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.
10.23(29)

Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

10.24(30)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock.+
10.25(31)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of December 23, 2014.
10.26(31)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Citigroup Global Markets Inc., dated as of December 23, 2014.
10.27(31)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of January 6, 2015.
10.28(31)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Credit Suisse Securities (USA) LLC dated as of January 6, 2015.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Registrant.
23.1	Deloitte & Touche LLP Consent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.

(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 22, 2016.

(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.

(5)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.

(6)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.

(7)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.

(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.

(10)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.

(11)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 31, 2012.

(12)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 18, 2014.

(13)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2015.

(14)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2015.

(15)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.

(17)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

(18)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(19)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.

(20)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(21)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(22)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.

(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2013.

(25)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2014.

(26)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2015.

(27)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 14, 2016.

(28)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.

(29)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.

(30)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.

(31)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2014.

+	Denotes compensatory plans or arrangements.