Form 10-Q
period 2017-03-31
BlackRock Inc.
filed 2017-05-09
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                Accelerated filer ☐

       Non-accelerated filer (Do not check if a smaller reporting company)☐

            Smaller reporting company☐

            Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of April 30, 2017, there were 161,655,884 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	March 31,	December 31,
(in millions, except shares and per share data)	2017	2016
Assets
Cash and cash equivalents	$5,703	$6,091
Accounts receivable	3,227	2,350
Investments	1,857	1,595
Assets of consolidated variable interest entities:
Cash and cash equivalents	111	84
Investments	1,097	1,008
Other assets	34	63
Separate account assets	156,352	149,089
Separate account collateral held under securities lending agreements	30,038	27,792
Property and equipment (net of accumulated depreciation of $636 and $601 at March 31, 2017 and December 31, 2016, respectively)	546	559
Intangible assets (net of accumulated amortization of $857 and $832 at March 31, 2017 and December 31, 2016, respectively)	17,338	17,363
Goodwill	13,113	13,118
Other assets	1,170	1,065
Total assets	$230,586	$220,177
Liabilities
Accrued compensation and benefits	$769	$1,880
Accounts payable and accrued liabilities	2,000	1,094
Liabilities of consolidated variable interest entities	207	216
Borrowings	5,619	4,915
Separate account liabilities	156,352	149,089
Separate account collateral liabilities under securities lending agreements	30,038	27,792
Deferred income tax liabilities	5,030	4,840
Other liabilities	1,056	1,007
Total liabilities	201,071	190,833
Commitments and contingencies (Note 11)
Temporary equity
Redeemable noncontrolling interests	309	194
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at March 31, 2017 and December 31, 2016;

Shares issued: 171,252,185 at March 31, 2017 and December 31, 2016;

Shares outstanding: 161,798,937 and 161,534,443 at March 31, 2017 and

December 31, 2016, respectively;

Preferred stock (Note 15)	—	—
Additional paid-in capital	18,929	19,337
Retained earnings	14,073	13,660
Accumulated other comprehensive loss	(677)	(716)
Treasury stock, common, at cost (9,453,248 and 9,717,742 shares held at March 31, 2017 and December 31, 2016, respectively)	(3,171)	(3,185)
Total BlackRock, Inc. stockholders’ equity	29,156	29,098
Nonredeemable noncontrolling interests	50	52
Total permanent equity	29,206	29,150
Total liabilities, temporary equity and permanent equity	$230,586	$220,177

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
(in millions, except shares and per share data)	March 31,
	2017	2016
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,779	$1,617
Other third parties	751	742
Total investment advisory, administration fees and securities lending revenue	2,530	2,359
Investment advisory performance fees	70	34
Technology and risk management revenue	158	141
Distribution fees	7	11
Advisory and other revenue	59	79
Total revenue	2,824	2,624
Expense
Employee compensation and benefits	1,021	947
Distribution and servicing costs	117	97
Amortization of deferred sales commissions	5	10
Direct fund expense	208	188
General and administration	301	318
Restructuring charge	—	76
Amortization of intangible assets	25	25
Total expense	1,677	1,661
Operating income	1,147	963
Nonoperating income (expense)
Net gain (loss) on investments	51	(2)
Interest and dividend income	7	5
Interest expense	(65)	(51)
Total nonoperating income (expense)	(7)	(48)
Income before income taxes	1,140	915
Income tax expense	269	268
Net income	871	647
Less:
Net income (loss) attributable to noncontrolling interests	9	(10)
Net income attributable to BlackRock, Inc.	$862	$657
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$5.29	$3.97
Diluted	$5.23	$3.92
Cash dividends declared and paid per share	$2.50	$2.29
Weighted-average common shares outstanding:
Basic	163,016,599	165,388,130
Diluted	164,856,183	167,398,938

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
(in millions)	March 31,
	2017	2016
Net income	$871	$647
Other comprehensive income:
Foreign currency translation adjustments(1)	40	(26)
Other	(1)	—
Other comprehensive income (loss)	39	(26)
Comprehensive income	910	621
Less: Comprehensive income (loss) attributable to noncontrolling interests	9	(10)
Comprehensive income attributable to BlackRock, Inc.	$901	$631

(1)

Amounts for the three months ended March 31, 2017 and 2016 include losses from a net investment hedge of $7 million (net of tax of $4 million) and $23 million (net of tax of $14 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2016	$19,339	$13,660	$(716)	$(3,185)	$29,098	$52	$29,150	$194
Net income	—	862	—	—	862	1	863	8
Dividends paid	—	(447)	—	—	(447)	—	(447)	—
Stock-based compensation	162	—	—	—	162	—	162	—
PNC preferred stock capital contribution	193	—	—	—	193	—	193	—
Retirement of preferred stock	(193)	—	—	—	(193)	—	(193)	—
Issuance of common shares related to employee stock transactions	(573)	—	—	576	3	—	3	—
Employee tax withholdings related to employee stock transactions	—	—	—	(287)	(287)	—	(287)	—
Shares repurchased	—	—	—	(275)	(275)	—	(275)	—
Subscriptions (redemptions/ distributions) — noncontrolling interest holders	—	—	—	—	—	(3)	(3)	135
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(28)
Other comprehensive income (loss)	—	—	39	—	39	—	39	—
Adoption of new accounting pronouncement	3	(2)	—	—	1	—	1	—
March 31, 2017	$18,931	$14,073	$(677)	$(3,171)	$29,156	$50	$29,206	$309

(1)	Amounts include $2 million of common stock at both March 31, 2017 and December 31, 2016.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2015	$19,407	$12,033	$(448)	$(2,489)	$28,503	$77	$28,580	$464
Net income	—	657	—	—	657	—	657	(10)
Dividends paid	—	(419)	—	—	(419)	—	(419)	—
Stock-based compensation	172	—	—	—	172	—	172	—
PNC preferred stock capital contribution	172	—	—	—	172	—	172	—
Retirement of preferred stock	(172)	—	—	—	(172)	—	(172)	—
Issuance of common shares related to employee stock transactions	(616)	—	—	619	3	—	3	—
Employee tax withholdings related to employee stock transactions	—	—	—	(262)	(262)	—	(262)	—
Shares repurchased	—	—	—	(300)	(300)	—	(300)	—
Net tax benefit (shortfall) from stock-based compensation	66	—	—	—	66	—	66	—
Subscriptions (redemptions/ distributions) — noncontrolling interest holders	—	—	—	—	—	(2)	(2)	363
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(300)
Other comprehensive income (loss)	—	—	(26)	—	(26)	—	(26)	—
March 31, 2016	$19,029	$12,271	$(474)	$(2,432)	$28,394	$75	$28,469	$517

(1)	Amounts include $2 million of common stock at both March 31, 2016 and December 31, 2015.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(in millions)	March 31,
	2017	2016
Cash flows from operating activities
Net income	$871	$647
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	58	56
Amortization of deferred sales commissions	5	10
Stock-based compensation	162	172
Deferred income tax expense (benefit)	199	98
Net (gains) losses on nontrading investments	—	3
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(27)	(46)
Net (gains) losses within consolidated VIEs	(33)	(2)
Net (purchases) proceeds within consolidated VIEs	(96)	(373)
(Earnings) losses from equity method investees	(32)	(3)
Distributions of earnings from equity method investees	5	10
Changes in operating assets and liabilities:
Accounts receivable	(869)	(270)
Investments, trading	(188)	(85)
Other assets	(101)	(58)
Accrued compensation and benefits	(1,110)	(1,296)
Accounts payable and accrued liabilities	914	326
Other liabilities	51	246
Cash flows from operating activities	(191)	(565)
Cash flows from investing activities
Purchases of investments	(61)	(55)
Proceeds from sales and maturities of investments	21	133
Distributions of capital from equity method investees	10	6
Net consolidations (deconsolidations) of sponsored investment funds	—	(8)
Purchases of property and equipment	(19)	(30)
Cash flows from investing activities	(49)	46
Cash flows from financing activities
Proceeds from long-term borrowings	697	—
Cash dividends paid	(447)	(419)
Repurchases of common stock	(562)	(562)
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	132	361
Excess tax benefit from stock-based compensation	—	70
Other financing activities	—	3
Cash flows from financing activities	(180)	(547)
Effect of exchange rate changes on cash and cash equivalents	32	(36)
Net increase (decrease) in cash and cash equivalents	(388)	(1,102)
Cash and cash equivalents, beginning of period	6,091	6,083
Cash and cash equivalents, end of period	$5,703	$4,981
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$40	$40
Income taxes (net of refunds)	$82	$107
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$573	$616
PNC preferred stock capital contribution	$193	$172
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(28)	$(300)

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

BlackRock’s diverse platform of active (alpha) and index (beta) investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective investment funds and other pooled investment vehicles. BlackRock also offers an investment and risk management technology platform, Aladdin®, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management investors.

At March 31, 2017, The PNC Financial Services Group, Inc. (“PNC”) held 21.2% of the Company’s voting common stock and 21.7% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017 (“2016 Form 10-K”).

The interim financial information at March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain items previously reported have been reclassified to conform to the current year presentation. Beginning with the first quarter of 2017, Aladdin revenue previously reported within “BlackRock Solutions® and advisory” is presented within “Technology and risk management revenue” on the condensed consolidated statement of income.  The remaining “BlackRock Solutions and advisory” revenue is reported as part of “Advisory and other revenue.” The prior period amount reported for BlackRock Solutions and advisory for the three months ended March 31, 2016 has been reclassified to conform to the current presentation.

Accounting Pronouncements Adopted in the Three Months Ended March 31, 2017.

Accounting for Share-Based Payments. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the consolidated statement of cash flows. The Company adopted ASU 2016-09 as of January 1, 2017. ASU 2016-09 requires all excess tax benefits and deficiencies to be recognized in income tax expense on the consolidated statements of income. Accordingly, the Company recorded a discrete income tax benefit of $81 million during the three months ended March 31, 2017 for vested restricted stock units where the grant date stock price was lower than the vesting date stock price. The new guidance will increase the volatility of income tax expense as a result of fluctuations in the Company’s stock price. Upon adoption, the Company elected to account for forfeitures as they occur, which did not have a material impact on the condensed consolidated financial statements.  In addition, the Company elected to present excess tax benefits and deficiencies prospectively in operating activities on the condensed consolidated statement of cash flows.

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

The Company may also use financial instruments designated as net investment hedges for accounting purposes to hedge net investments in international subsidiaries whose functional currency is not U.S. dollars. The gain or loss from revaluing accounting hedges of net investments in foreign operations at the spot rate is deferred and reported within accumulated other comprehensive income on the condensed consolidated statements of financial condition. The Company reassesses the effectiveness of its net investment hedge on a quarterly basis.

Money Market Fee Waivers.    The Company is currently voluntarily waiving a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). During the three months ended March 31, 2017 and 2016, these waivers resulted in a reduction of management fees of approximately $6 million and $12 million, respectively.  Approximately 0% and 83% of Yield Support waivers for the three months ended March 31, 2017 and 2016, respectively, were offset by a reduction of BlackRock’s distribution and servicing costs paid to a financial intermediary.  BlackRock has provided Yield Support waivers in prior periods and may increase or decrease the level of fee waivers in future periods.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.  During the three months ended March 31, 2017 and 2016, the Company had not resold or repledged any of the collateral received under these arrangements. At March 31, 2017 and December 31, 2016, the fair value of loaned securities held by separate accounts was approximately $27.5 billion and $25.7 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $30.0 billion and $27.8 billion, respectively.

Recent Accounting Pronouncements Not Yet Adopted.

Revenue from Contracts with Customers.    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. The Company continues to evaluate the impact of ASU 2014-09 on the presentation and recognition of its revenue contracts and certain contract costs. The most significant change identified to date relates to the presentation of certain distribution costs, which are currently presented net against revenues (contra-revenue) and will likely be presented as an expense on a gross basis. The Company will adopt ASU 2014-09 upon its effective date of January 1, 2018, together with all amending ASUs, and is currently evaluating which transition method it will apply.

Recognition and Measurement of Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 amends guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected.  ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments.  ASU 2016-01 is effective for the Company on January 1, 2018.  In the period of adoption, the Company is required to reclassify the unrealized gains/losses on equity securities within accumulated other comprehensive income to retained earnings, which is not expected to be material to the condensed consolidated financial statements.

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

3.  Investments

A summary of the carrying value of total investments is as follows:

	March 31,	December 31,
(in millions)	2017	2016
Available-for-sale investments	$80	$80
Held-to-maturity investments	51	51
Trading investments:
Consolidated sponsored investment funds	677	465
Other equity and debt securities	192	101
Deferred compensation plan mutual funds	51	59
Total trading investments	920	625
Other investments:
Equity method investments	701	730
Cost method investments(1)	91	91
Carried interest	14	18
Total other investments	806	839
Total investments	$1,857	$1,595

(1)	Amounts primarily include Federal Reserve Bank (“FRB”) Stock.

Available-for-Sale Investments

At both March 31, 2017 and December 31, 2016, available-for-sale investments primarily included certain investments in CLOs and seed investments in BlackRock sponsored mutual funds.  The cost of these investments approximated carrying value.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $51 million at both March 31, 2017 and December 31, 2016. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes and certain investments in CLOs. The amortized cost (carrying value) of these investments approximated fair value. At March 31, 2017, $10 million of these investments mature between five to ten years and $41 million mature after ten years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	March 31,		December 31,
(in millions)	2017		2016
	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$33	$51	$41	$59
Equity securities/multi-asset mutual funds	519	550	290	308
Debt securities/fixed income mutual funds:
Corporate debt	186	188	128	128
Government debt	71	73	60	60
Asset/mortgage backed debt	58	58	70	70
Total trading investments	$867	$920	$589	$625

At March 31, 2017, trading investments included $307 million of debt securities and $370 million of equity securities held by consolidated sponsored investment funds accounted for as voting rights entities (“VREs”), $51 million of certain deferred compensation plan mutual fund investments and $192 million of other equity and debt securities.

At December 31, 2016, trading investments included $246 million of debt securities and $219 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $59 million of certain deferred compensation plan mutual fund investments and $101 million of other equity and debt securities.

Other Investments

A summary of the carrying value of other investments is as follows:

	March 31,	December 31,
(in millions)	2017	2016
Other investments:
Equity method investments	$701	$730
Cost method investments:
Federal Reserve Bank stock	89	89
Other	2	2
Total cost method investments	91	91
Carried interest(1)	14	18
Total other investments	$806	$839

(1)	Carried interest of consolidated VREs.

Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.

In addition, the Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At March 31, 2017 and December 31, 2016 the Company’s investment in PennyMac was excluded from the amounts in the table above and included in other assets on the condensed consolidated statements of financial condition. The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $305 million and $265 million, respectively, at March 31, 2017 and approximately $301 million and $259 million, respectively, at December 31, 2016. The fair value of the Company’s interest reflected the PennyMac stock price at March 31, 2017 and December 31, 2016, respectively (a Level 1 input).  The Company performed an other-than-temporary impairment analysis as of March 31, 2017 and determined the decline in fair value below the carrying value to be temporary.

Cost method investments include nonmarketable securities, primarily FRB stock, which is held for regulatory purposes and is restricted from sale. At March 31, 2017 and December 31, 2016, there were no indicators of impairment on these investments.

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

	March 31,	December 31,
(in millions)	2017	2016
Cash and cash equivalents	$130	$53
Trading investments	677	465
Other assets	24	15
Other liabilities	(74)	(50)
Noncontrolling interests	(127)	(39)
BlackRock’s net interests in consolidated VREs	$630	$444

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

Consolidated VIEs.    The Company’s consolidated VIEs include certain sponsored investment funds in which BlackRock has an investment and as the investment manager is deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment funds. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

Consolidated VIE assets and liabilities are presented after intercompany eliminations in the following table:

	March 31,	December 31,
(in millions)	2017	2016
Assets of consolidated VIEs:
Cash and cash equivalents	$111	$84
Investments	1,097	1,008
Other assets	34	63
Total investments and other assets	1,131	1,071
Liabilities of consolidated VIEs	(207)	(216)
Noncontrolling interests	(232)	(207)
BlackRock's net interests in consolidated VIEs	$803	$732

The Company recorded a $33 million and a $2 million nonoperating net gain during the three months ended March 31, 2017 and 2016, respectively, related to consolidated VIEs.  The net gain attributable to noncontrolling interest was $8 million and the net loss attributable to noncontrolling interest was $6 million for the three months ended March 31, 2017 and 2016, respectively, related to consolidated VIEs.

Non-Consolidated VIEs.    At March 31, 2017 and December 31, 2016, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)		Advisory Fee	Other Net Assets	Maximum
At March 31, 2017	Investments	Receivables	(Liabilities)	Risk of Loss(1)
Sponsored investment products	$182	$10	$(7)	$209
At December 31, 2016
Sponsored investment products	$171	$9	$(8)	$197

(1)	At March 31, 2017 and December 31, 2016, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and collecting advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $4 billion at both March 31, 2017 and December 31, 2016.

6.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

March 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at	Other Assets Not Held at	March 31,
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV(1)	Fair Value(2)	2017
Assets:
Investments
Available-for-sale:	$7	$73	$—	$—	$—	$80
Held-to-maturity securities	—	—	—	—	51	51
Trading:					.
Deferred compensation plan mutual funds	51	—	—	—	—	51
Equity securities/Multi-asset mutual funds	550	—	—	—	—	550
Debt securities / fixed income mutual funds	1	318	—	—	—	319
Total trading	602	318	—	—	—	920
Other investments:
Equity method:
Equity and fixed income mutual funds	282	—	—	5	—	287
Other	—	—	—	407	7	414
Total equity method	282	—	—	412	7	701
Cost method investments	—	—	—	—	91	91
Carried interest	—	—	—	—	14	14
Total investments	891	391	—	412	163	1,857
Separate account assets	117,222	37,753	—	—	1,377	156,352
Separate account collateral held under securities lending agreements:
Equity securities	24,061	—	—	—	—	24,061
Debt securities	—	5,977	—	—	—	5,977
Total separate account collateral held under securities lending agreements	24,061	5,977	—	—	—	30,038
Investments of consolidated VIEs:
Private / public equity(3)	5	4	113	83	80	285
Equity securities	340	—	—	—	—	340
Debt securities	—	304	—	—	—	304
Other	—	—	—	54	—	54
Carried interest	—	—	—	—	114	114
Total investments of consolidated VIEs	345	308	113	137	194	1,097
Total	$142,519	$44,429	$113	$549	$1,734	$189,344
Liabilities:
Separate account collateral liabilities under securities lending agreements	$24,061	$5,977	$—	$—	$—	$30,038
Other liabilities(4)	—	7	113	—	—	120
Total	$24,061	$5,984	$113	$—	$—	$30,158

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.
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

(3)	Level 3 amounts primarily include direct investments in private equity companies held by private equity funds.
(4)	Amounts primarily include recorded contingent liabilities related to certain acquisitions (see Note 11, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2016 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	December 31, 2016
Assets:
Investments
Available-for-sale	$7	$49	$24	$—	$—	$80
Held-to-maturity securities	—	—	—	—	51	51
Trading:
Deferred compensation plan mutual funds	59	—	—	—	—	59
Equity/Multi-asset mutual funds	308	—	—	—	—	308
Debt securities / fixed income mutual funds	1	250	7	—	—	258
Total trading	368	250	7	—	—	625
Other investments:
Equity method:
Equity and fixed income mutual funds	323	—	—	5	—	328
Other	—	—	—	394	8	402
Total equity method	323	—	—	399	8	730
Cost method investments	—	—	—	—	91	91
Carried interest	—	—	—	—	18	18
Total investments	698	299	31	399	168	1,595
Separate account assets	109,663	38,542	—	—	884	149,089
Separate account collateral held under securities lending agreements:
Equity securities	22,173	—	—	—	—	22,173
Debt securities	—	5,619	—	—	—	5,619
Total separate account collateral held under securities lending agreements	22,173	5,619	—	—	—	27,792
Investments of consolidated VIEs:
Private / public equity(3)	3	2	112	89	79	285
Equity securities	278	—	—	—	—	278
Debt securities	—	274	—	—	—	274
Other	—	—	—	63	—	63
Carried interest	—	—	—	—	108	108
Total investments of consolidated VIEs	281	276	112	152	187	1,008
Total	$132,815	$44,736	$143	$551	$1,239	$179,484
Liabilities:
Separate account collateral liabilities under securities lending agreements	$22,173	$5,619	$—	$—	$—	$27,792
Other liabilities(4)	—	7	115	—	—	122
Total	$22,173	$5,626	$115	$—	$—	$27,914

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.
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

Level 3 Assets.    Level 3 investments of consolidated VIEs of $113 million and $112 million at March 31, 2017 and December 31, 2016, respectively, related to direct investments in private equity companies held by consolidated private equity funds.

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

Level 3 assets may include investments in CLOs valued based on single-broker nonbinding quotes and direct private equity investments valued using the market approach or the income approach as described above.

Level 3 Liabilities. Level 3 other liabilities primarily include recorded contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2017

(in millions)	December 31, 2016	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements	Transfers into Level 3	Transfers out of Level 3(1)	March 31, 2017	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Available-for-sale securities(3)	$24	$—	$—	$—	$—	$—	$(24)	$—	$—
Trading	7	—	—	—	—	—	(7)	—	—
Total investments	31	—	—	—	—	—	(31)	—	—
Assets of consolidated VIEs - Private equity	112	1	—	—	—	—	—	113	$1
Total Level 3 assets	$143	$1	$—	$—	$—	$—	$(31)	$113	$1
Liabilities:
Other liabilities(4)	$115	$2	$—	$—	$—	$—	$—	$113	$2

(1)       Amounts include transfers out of Level 3 due to availability of observable market inputs from pricing vendors.

(2)      Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

(3)	Amounts include investments in CLOs.
(4)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2016

(in millions)	December 31, 2015	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements	Transfers into Level 3	Transfers out of Level 3	March 31, 2016	Total Net Unrealized Gains (Losses) Included in Earnings(1)
Assets:
Investments:
Available-for-sale securities(2)	$23	$—	$23	$—	$—	$—	$(23)	$23	$—
Trading	2	—	4	—	—	—	(2)	4	—
Total investments	25	—	27	—	—	—	(25)	27	—
Assets of consolidated VIEs - Private equity	196	2	—	(6)	—	—	—	192	$2
Total Level 3 assets	$221	$2	$27	$(6)	$—	$—	$(25)	$219	$2
Liabilities:
Other liabilities(3)	$48	$(1)	$—	$—	$—	$—	$—	$49	$(1)

(1)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(2)	Amounts include investments in CLOs.
(3)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At March 31, 2017 and December 31, 2016, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	March 31, 2017		December 31, 2016
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$5,703	$5,703	$6,091	$6,091	Level 1	(1),(2)
Accounts receivable	3,227	3,227	2,350	2,350	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	111	111	84	84	Level 1	(1),(2)

Financial Liabilities:
Accounts payable and accrued liabilities	2,000	2,000	1,094	1,094	Level 1	(3)
Long-term borrowings	5,619	5,888	4,915	5,165	Level 2	(4)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(2)

At March 31, 2017 and December 31, 2016, approximately $125 million and $132 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. In addition, at March 31, 2017 and December 31, 2016, approximately $15 million and $13 million, respectively, of money market funds were recorded within cash and cash equivalents of consolidated VIEs.  Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.
(4)

Long-term borrowings are recorded at amortized cost net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of March 2017 and December 2016, respectively. See Note 10, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

March 31, 2017
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$248	$13	Daily/Monthly (21%) Quarterly (52%) N/R (27%)	1 – 90 days
Private equity funds	(b)	90	72	N/R	N/R
Real assets funds	(c)	62	49	Quarterly (40%) N/R (60%)	60 days
Other	(d)	12	9	Daily/Monthly (45%) N/R (55%)	3 – 5 days
Consolidated VIEs:
Private equity funds of funds	(e)	83	16	N/R	N/R
Hedge fund	(a)	27	—	Quarterly	90 days
Real assets funds	(c)	27	21	N/R	N/R
Total		$549	$180

December 31, 2016
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$237	$14	Daily/Monthly (21%) Quarterly (51%) N/R (28%)	1 – 90 days
Private equity funds	(b)	90	62	N/R	N/R
Real assets funds	(c)	60	35	Quarterly (41%) N/R (59%)	60 days
Other	(d)	12	9	Daily/Monthly (42%) N/R (58%)	3 – 5 days
Consolidated VIEs:
Private equity funds of funds	(e)	89	16	N/R	N/R
Hedge fund	(a)	36	—	Quarterly	90 days
Real assets funds	(c)	27	21	N/R	N/R
Total		$551	$157

N/R – not redeemable

(1)

Comprised of equity method investments, which include investments in investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of less than one year at March 31, 2017 and approximately one year at December 31, 2016.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately five years at both March 31, 2017 and December 31, 2016.

(c)

This category includes several real assets funds that invest directly in real estate, real estate related assets and infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. A majority of the Company’s investments are not subject to redemption or are not currently redeemable and are normally returned through distributions as a result of the liquidation of the underlying assets of the funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately seven years at both March 31, 2017 and December 31, 2016.

(d)

This category includes investments in deferred compensation plan investments. The investments are not subject to redemption; however, distributions as a result of the liquidation of the underlying assets will be used to settle certain deferred compensation liabilities over time.  The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in partners’ capital.

(e)  This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately five years at both March 31, 2017 and December 31, 2016. The total remaining unfunded commitments to other third-party funds were $16 million at both March 31, 2017 and December 31, 2016. The Company had contractual obligations to the consolidated funds of $24 million at both March 31, 2017 and December 31, 2016.

7.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At March 31, 2017, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $698 million and $41 million, respectively. At December 31, 2016, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $572 million and $42 million, respectively.

Gains (losses) on the total return swaps are recorded in nonoperating income (expense) and were $(35) million for the three months ended March 31, 2017.  Gains (losses) on total return swaps were not material for the three months ended March 31, 2016.

Gains (losses) on the interest rate swaps are recorded in nonoperating income (expense) and were not material for the three months ended March 31, 2017 and 2016.

The Company has entered into a derivative providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At March 31, 2017 and December 31, 2016, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $728 million and $107 million, respectively.

Gains (losses) on the forward foreign currency exchange contracts are recorded in other general and administration expense and were not material for the three months ended March 31, 2017 and 2016.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies.  The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three months ended March 31, 2017 and 2016.

The fair value of the outstanding derivatives mentioned above were not material at March 31, 2017 and December 31, 2016.

See Note 10, Borrowings, in the 2016 Form 10-K for more information on the Company’s net investment hedge.

8.  Goodwill

Goodwill activity during the three months ended March 31, 2017 was as follows:

(in millions)
December 31, 2016	$13,118
Goodwill adjustments related to Quellos (1)	(5)
March 31, 2017	$13,113

(1)

The decrease in goodwill during the three months ended March 31, 2017 primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $192 million and $200 million at March 31, 2017 and December 31, 2016, respectively.

9.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2016	$17,178	$185	$17,363
Amortization expense	—	(25)	(25)
March 31, 2017	$17,178	$160	$17,338

10.  Borrowings

Short-Term Borrowings

2017 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2017 to extend the maturity date to April 2022 (the “2017 credit facility”). The 2017 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2017 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2017 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2017. The 2017 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At March 31, 2017, the Company had no amount outstanding under the 2017 credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2017 credit facility. At March 31, 2017, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices and foreign exchange rates at March 31, 2017 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
6.25% Notes due 2017(1)	$700	$—	$700	$717
5.00% Notes due 2019	1,000	(3)	997	1,082
4.25% Notes due 2021	750	(4)	746	803
3.375% Notes due 2022	750	(4)	746	780
3.50% Notes due 2024	1,000	(6)	994	1,045
1.25% Notes due 2025	749	(6)	743	760
3.20% Notes due 2027	700	(7)	693	701
Total Long-term Borrowings	$5,649	$(30)	$5,619	$5,888

(1)	In connection with the issuance of the 3.20% Notes due 2027, in April 2017, the Company fully repaid the $700 million 6.25% notes prior to their maturity in September 2017.

Long-term borrowings at December 31, 2016 had a carrying value of $4.9 billion and a fair value of $5.2 billion determined using market prices at the end of December 2016.

2027 Notes. In March 2017, the Company issued $700 million in aggregate principal amount of 3.20% senior unsecured and unsubordinated notes maturing on March 15, 2027 (the “2027 Notes”). The net proceeds of the 2027 Notes were used towards the redemption of 6.25% notes in April 2017. Interest is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2017, and is approximately $22 million per year. The 2027 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price.  The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2027 Notes.

See Note 12, Borrowings, in the 2016 Form 10-K for more information regarding the Company’s borrowings.

11.  Commitments and Contingencies

Investment Commitments.    At March 31, 2017, the Company had $226 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $226 million, the Company had approximately $12 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products.  The fair value of the remaining aggregate contingent payments at March 31, 2017 totaled $113 million and is included in other liabilities on the condensed consolidated statement of financial condition.

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

On May 27, 2014, certain purported investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the U.S. District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. The Consolidated Complaint, which purports to be brought derivatively on behalf of the Funds, alleges that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On February 24, 2015, the same plaintiffs filed another complaint in the same court against BlackRock Investment Management, LLC and BlackRock Advisors, LLC. The allegations and legal claims in both complaints are substantially similar, with the new complaint purporting to challenge fees received by defendants after the plaintiffs filed their prior complaint. Both complaints seek, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by defendants in the twelve month period preceding the start of each lawsuit, along with purported lost investment returns on those amounts, plus interest. On March 25, 2015, defendants’ motion to dismiss the Consolidated Complaint was denied. The defendants believe the claims in both lawsuits are without merit and intend to vigorously defend the actions.

Between November 12, 2015 and November 16, 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”) and BlackRock US Core Property Fund, Inc. (formerly known as the BlackRock Granite Property Fund, Inc.) (“Granite Fund”), along with certain other Granite Fund related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June 16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which is the property manager of the Property, and certain other entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs allege, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and seek monetary, including punitive, damages. Additionally, on March 16, 2016, three former tenants of the Library Gardens apartment unit that experienced the balcony collapse sued the BlackRock Parties. The former tenants, who witnessed (but were not physically injured in) the accident make allegations virtually identical to those in the previously filed actions and claim that, as a result of the collapse, they suffered unspecified emotional damage. Several defendants have also filed cross-complaints alleging a variety of claims, including claims against the BlackRock Parties for contribution, negligence, and declaratory relief. BlackRock believes the claims against the BlackRock Parties are without merit and intends to vigorously defend the actions.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory affiliates, and the directors and certain officers of the iShares funds were named as defendants in a purported class action lawsuit filed in California state court.  The lawsuit was filed by investors in certain iShares funds (the "Funds"), and alleges the defendants violated the federal securities laws, purportedly by failing to adequately disclose in prospectuses issued by the Funds the risks to Fund shareholders in the event of a "flash crash."  Plaintiffs seek unspecified monetary damages. The Plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, plaintiffs filed an amended complaint. The defendants filed a motion for judgment on the pleadings dismissing that complaint. On April 27, 2017, the court granted the defendants' motion in part and denied it in part.  The defendants believe the claims in this lawsuit are without merit and intend to vigorously defend the action.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A., the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the U.S. District Court for the Northern District of California by a former employee on behalf of all BlackRock employee 401(k) Plan (the “Plan”) participants and beneficiaries in the Plan from April 5, 2011, to the present.  The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated with investment options managed by BlackRock.  While the complaint does not contain any specific amount in alleged damages, it claims that the purported underperformance and hidden fees cost Plan participants more than $60 million.  The defendants believe the claims in this lawsuit are without merit and intend to vigorously defend the action.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At March 31, 2017, the Company indemnified certain of its clients for their securities lending loan balances of approximately $187.8 billion. The Company held, as agent, cash and securities totaling $200.6 billion as collateral for indemnified securities on loan at March 31, 2017. The fair value of these indemnifications was not material at March 31, 2017.

12.  Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the three months ended March 31, 2017 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2016	2,987,588	$318.04
Granted	995,395	$375.32
Converted	(1,236,130)	$319.29
Forfeited	(8,468)	$334.56
March 31, 2017(1)	2,738,385	$338.24

(1)	At March 31, 2017, approximately 2.4 million awards are expected to vest and 0.3 million awards have vested but have not been converted.

In January 2017, the Company granted 699,991 RSUs or shares of restricted stock to employees as part of 2016 annual incentive compensation that vest ratably over three years from the date of grant and 277,313 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2020.  The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.  The total fair market value of RSUs/restricted stock granted to employees during the three months ended March 31, 2017 was $374 million.

At March 31, 2017, the intrinsic value of outstanding RSUs was $1.1 billion, reflecting a closing stock price of $383.51.

At March 31, 2017, total unrecognized stock-based compensation expense related to unvested RSUs was $526 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.6 years.

Performance-Based RSUs.

Performance-based RSU activity for the three months ended March 31, 2017 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2016	610,371	$315.65
Granted	294,584	$375.27
Forfeited	(1,430)	$296.12
March 31, 2017	903,525	$335.12

In January 2017, the Company granted 293,385 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2020. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the three months ended March 31, 2017 was $111 million.

At March 31, 2017, the intrinsic value of outstanding performance-based RSUs was $347 million, reflecting a closing stock price of $383.51.

At March 31, 2017, total unrecognized stock-based compensation expense related to unvested performance-based awards was $181 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.9 years.

Market Performance-based RSUs.

Market performance-based RSUs activity for the three months ended March 31, 2017 is summarized below.

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2016	803,474	$151.20
Converted	(517,138)	$126.76
March 31, 2017(1)	286,336	$195.33

(1)   The market performance-based RSUs require that separate 15%, 25% and 35% share price appreciation targets be achieved during the six-year term of the awards. The awards are split into three tranches and each tranche may vest if the specified target increase in share price is met.  At March 31, 2017 approximately 0.2 million awards are expected to vest and an immaterial amount of awards have vested and have not been converted.

See Note 14, Stock-Based Compensation, in the 2016 Form 10-K for more information on market performance-based RSUs.

At March 31, 2017, the intrinsic value of outstanding market performance-based RSUs was $110 million reflecting a closing stock price of $383.51.

At March 31, 2017, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $10 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of less than one year.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”), including performance-based and market performance-based RSUs. The current share surrender agreement commits

PNC to provide BlackRock Series C nonvoting participating preferred stock to fund the remaining committed shares. As of March 31, 2017, 3.8 million shares had been surrendered by PNC.

517,138 shares were surrendered by PNC in the first quarter of 2017.

At March 31, 2017, the remaining shares committed by PNC of 0.2 million were available to fund certain future long-term incentive awards.

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

At March 31, 2017, the Company was required to maintain approximately $1.7 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

14.  Accumulated Other Comprehensive Income (Loss)

The following tables present changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2017 and 2016:

(in millions)	Foreign currency translation adjustments(1)	Other(2)	Total
For the Three Months Ended March 31, 2017
December 31, 2016	$(721)	$5	$(716)
Net other comprehensive income (loss) for the three months ended March 31, 2017	40	(1)	39
March 31, 2017	$(681)	$4	$(677)

(1)	Amount for the three months ended March 31, 2017 includes a loss from a net investment hedge of $7 million, net of tax of $4 million.

(2)  Other includes amounts related to benefit plans and available-for-sale investments.

(in millions)	Foreign currency translation adjustments(1)	Other(2)	Total
For the Three Months Ended March 31, 2016
December 31, 2015	$(452)	$4	$(448)
Net other comprehensive income (loss) for the three months ended March 31, 2016	(26)	—	(26)
March 31, 2016	$(478)	$4	$(474)

(1) Amount for the three months ended March 31, 2016 includes losses from a net investment hedge of $23 million, net of tax of $14 million.

(2) Other includes amounts related to benefit plans and available-for-sale investments.

15.  Capital Stock

Nonvoting Participating Preferred Stock.    The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31,	December 31,
	2017	2016
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding(1)	823,188	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding(1)	246,522	763,660
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—

(1)	Shares held by PNC.

Share Repurchases.    The Company repurchased 0.7 million common shares in open market transactions under the share repurchase program for approximately $275 million during the three months ended March 31, 2017.  At March 31, 2017, there were 8.3 million shares still authorized to be repurchased.

PNC Capital Contribution.   During the three months ended March 31, 2017, PNC surrendered to BlackRock 517,138 shares of BlackRock Series C Preferred to fund certain LTIP awards.

16. Restructuring Charge

A restructuring charge of $76 million ($53 million after-tax), comprised of $44 million of severance and $32 million of expense related to the accelerated amortization of previously granted deferred cash and equity compensation awards, was recorded in the first quarter of 2016 in connection with a project to streamline and simplify the organization.  At March 31, 2017 and December 31, 2016, the restructuring liability was $3 million and $4 million, respectively, and is included within other liabilities on the condensed consolidated statements of financial condition.

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2017 and 2016 under the treasury stock method:

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2017	2016
Net income attributable to BlackRock	$862	$657
Basic weighted-average shares outstanding	163,016,599	165,388,130
Dilutive effect of nonparticipating RSUs and stock options	1,839,584	2,010,808
Total diluted weighted-average shares outstanding	164,856,183	167,398,938
Basic earnings per share	$5.29	$3.97
Diluted earnings per share	$5.23	$3.92

18.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment as defined in ASC 280-10.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees by product type, technology and risk management revenue, distribution fees, and advisory and other revenue for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Equity	$1,299	$1,184
Fixed income	691	623
Multi-asset	277	287
Alternatives	206	196
Cash management	127	103
Total investment advisory, administration fees, securities lending revenue and performance fees	2,600	2,393
Technology and risk management revenue	158	141
Distribution fees	7	11
Advisory and other revenue	59	79
Total revenue	$2,824	$2,624

The following table illustrates total revenue for the three months ended March 31, 2017 and 2016 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides.

	Three Months Ended
(in millions)	March 31,
Revenue	2017	2016
Americas	$1,939	$1,768
Europe	747	723
Asia-Pacific	138	133
Total revenue	$2,824	$2,624

The following table illustrates long-lived assets that consist of goodwill and property and equipment at March 31, 2017 and December 31, 2016 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	March 31,	December 31,
Long-lived Assets	2017	2016
Americas	$13,409	$13,424
Europe	161	163
Asia-Pacific	89	90
Total long-lived assets	$13,659	$13,677

Americas primarily is comprised of the United States and Canada, while Europe primarily is comprised of the United Kingdom and Luxembourg. Asia-Pacific primarily is comprised of Hong Kong, Australia, Japan and Singapore.

19.  Subsequent Events

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $5.4 trillion of AUM at March 31, 2017. With approximately 13,000 employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

BlackRock’s diverse platform of active (alpha) and index (beta) investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset class portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective investment funds and other pooled investment vehicles. BlackRock also offers the investment and risk management technology platform, Aladdin®, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management investors.

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

At March 31, 2017, PNC held 21.2% of the Company’s voting common stock and 21.7% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Certain items previously reported have been reclassified to conform to the current year presentation.  For more information on the current period’s reclassification, see “Discussion of Financial Results – Revenue” herein.

OTHER DEVELOPMENTS

Acquisitions and Divestitures

In February 2017, the Company announced that it entered into an agreement to acquire the First Reserve Energy Infrastructure business, the equity infrastructure franchise of First Reserve. Consideration for the transaction will include an upfront payment and contingent consideration.  The transaction is expected to close in the second quarter of 2017, subject to customary regulatory approvals and closing conditions. This transaction is not expected to be material to the Company’s consolidated financial condition or results of operations.

United Kingdom Exit from European Union

Following the June 2016 vote to exit the European Union (“EU”), the United Kingdom served notice under Article 50 of the Treaty on European Union on March 29, 2017 to initiate the process of exiting from the EU, commonly referred to as "Brexit". The outcome of the negotiations between the United Kingdom and the EU in connection with Brexit is highly uncertain and information regarding the long-term consequences is expected to become clearer over time as negotiations progress.  The Company will continue to monitor the potential impact of Brexit on its results of operations and financial condition.

EXECUTIVE SUMMARY

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2017	2016
GAAP basis:
Total revenue	$2,824	$2,624
Total expense	1,677	1,661
Operating income	1,147	963
Operating margin	40.6%	36.7%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(16)	(38)
Income tax expense	(269)	(268)
Net income attributable to BlackRock	$862	$657
Diluted earnings per common share	$5.23	$3.92
Effective tax rate	23.8%	29.0%
As adjusted(1):
Operating income	$1,151	$1,047
Operating margin	42.6%	41.6%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(16)	(38)
Net income attributable to BlackRock	$865	$711
Diluted earnings per common share	$5.25	$4.25
Effective tax rate	23.8%	29.6%
Other:
Assets under management (end of period)	$5,420,477	$4,737,165
Diluted weighted-average common shares outstanding(2)	164,856,183	167,398,938
Common and preferred shares outstanding (end of period)	162,868,647	165,174,069
Book value per share(3)	$179.02	$171.90
Cash dividends declared and paid per share	$2.50	$2.29

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)	Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at March 31 of the respective period-end.

THREE MONTHS ENDED MARCH 31, 2017 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2016

GAAP.    Operating income of $1,147 million increased $184 million and operating margin of 40.6% increased 390 bps from the first quarter of 2016. Operating income and operating margin growth reflected higher year-over-year base fees, performance fees, technology and risk management revenue and lower general and administration expense, partially offset by higher compensation and volume-related expense, and approximately $22 million of expense associated with the strategic repositioning of the active equity platform.  Operating income for the first quarter of 2016 included a restructuring charge of $76 million in connection with a project to streamline and simplify the organization.  Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests (“NCI”), increased $22 million driven by higher net gains on investments.  First quarter 2017 nonoperating results included a “make-whole” redemption premium of $14 million related to the current quarter’s refinancing of $700 million of 6.25% notes, which were called prior to their September 2017 maturity.

First quarter 2017 income tax expense included an $81 million discrete tax benefit reflecting the adoption of new accounting guidance related to stock-based compensation awards that vested in the first quarter of 2017.  First quarter 2016 income tax expense included a $4 million net noncash tax benefit, primarily associated with the revaluation of certain deferred income tax liabilities.  See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $1.31, or 33%, from the first quarter of 2016, driven primarily by higher operating income, a lower effective tax rate due to the adoption of new accounting guidance described above and the benefit of share repurchases.

As Adjusted.    Operating income of $1,151 million increased $104 million and operating margin of 42.6% increased 100 bps from the first quarter of 2016.  The pre-tax restructuring charge of $76 million described above was excluded from as adjusted results for the first quarter of 2016.  First quarter 2017 income tax expense included the $81 million discrete tax benefit described above.  Income tax expense for the prior year’s quarter excluded the $4 million net noncash benefit described above.  Earnings per diluted common share increased $1.00, or 24%, from the first quarter of 2016.

See Non-GAAP Financial Measures for further information on as adjusted items and the reconciliation to accounting principles generally accepted in the United States (“GAAP“).

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

	Three Months Ended
	March 31,
(in millions)	2017	2016
Operating income, GAAP basis	$1,147	$963
Non-GAAP expense adjustments:
Restructuring charge	—	76
PNC LTIP funding obligation	4	8
Operating income, as adjusted	$1,151	$1,047
Revenue, GAAP basis	$2,824	$2,624
Non-GAAP adjustments:
Distribution and servicing costs	(117)	(97)
Amortization of deferred sales commissions	(5)	(10)
Revenue used for operating margin measurement	$2,702	$2,517
Operating margin, GAAP basis	40.6%	36.7%
Operating margin, as adjusted	42.6%	41.6%

•

Operating income, as adjusted, includes non-GAAP expense adjustments.  The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. For the three months ended March 31, 2016, a restructuring charge comprised of severance and accelerated amortization expense of previously granted deferred compensation awards has been excluded to provide more meaningful analysis of BlackRock’s ongoing operations and to ensure comparability among periods presented.

•

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

(2) Net income attributable to BlackRock, as adjusted:

	Three Months Ended
	March 31,
(in millions, except per share data)	2017	2016
Net income attributable to BlackRock, GAAP basis	$862	$657
Non-GAAP adjustments:
Restructuring charge (including $23 tax benefit)	—	53
PNC LTIP funding obligation, net of tax	3	5
Income tax matters	—	(4)
Net income attributable to BlackRock, as adjusted	$865	$711
Diluted weighted-average common shares outstanding(3)	164.9	167.4
Diluted earnings per common share, GAAP basis(3)	$5.23	$3.92
Diluted earnings per common share, as adjusted(3)	$5.25	$4.25

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

AUM and Net Inflows (Outflows) by Client Type

	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2017	2016	2016	2017	2017
Retail	$564,333	$541,952	$542,666	$4,624	$(6,341)
iShares ETFs	1,413,335	1,287,879	1,127,554	64,481	180,714
Institutional:
Active	1,037,233	1,009,974	1,000,191	(1,010)	6,109
Index	2,013,905	1,901,681	1,764,149	12,246	44,342
Total institutional	3,051,138	2,911,655	2,764,340	11,236	50,451
Long-term	5,028,806	4,741,486	4,434,560	80,341	224,824
Cash management	388,935	403,584	291,986	(15,705)	21,678
Advisory(1)	2,736	2,782	10,619	(37)	(7,540)
Total	$5,420,477	$5,147,852	$4,737,165	$64,599	$238,962

AUM and Net Inflows (Outflows) by Product Type

	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2017	2016	2016	2017	2017
Equity	$2,865,515	$2,657,176	$2,408,175	$44,057	$113,159
Fixed income	1,630,569	1,572,365	1,525,153	33,374	101,156
Multi-asset	411,565	395,007	385,243	1,549	6,341
Alternatives:
Core	90,914	88,630	91,639	1,003	(342)
Currency and commodities(2)	30,243	28,308	24,350	358	4,510
Subtotal	121,157	116,938	115,989	1,361	4,168
Long-term	5,028,806	4,741,486	4,434,560	80,341	224,824
Cash management	388,935	403,584	291,986	(15,705)	21,678
Advisory(1)	2,736	2,782	10,619	(37)	(7,540)
Total	$5,420,477	$5,147,852	$4,737,165	$64,599	$238,962

AUM and Net Inflows (Outflows) by Investment Style

	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2017	2016	2016	2017	2017
Active	$1,543,519	$1,501,052	$1,499,128	$(1,844)	$(11,163)
Index and iShares ETFs	3,485,287	3,240,434	2,935,432	82,185	235,987
Long-term	5,028,806	4,741,486	4,434,560	80,341	224,824
Cash management	388,935	403,584	291,986	(15,705)	21,678
Advisory(1)	2,736	2,782	10,619	(37)	(7,540)
Total	$5,420,477	$5,147,852	$4,737,165	$64,599	$238,962

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares ETFs.

Component Changes in AUM for the Three Months Ended March 31, 2017

The following table presents the component changes in AUM by client type and product type for the three months ended March 31, 2017.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2016	(outflows)	change	impact(1)	2017	AUM(2)
Retail:
Equity	$196,221	$1,828	$9,259	$873	$208,181	$202,859
Fixed income	222,256	4,793	2,494	460	230,003	226,343
Multi-asset	107,997	(1,743)	4,257	191	110,702	109,515
Alternatives	15,478	(254)	162	61	15,447	15,433
Retail subtotal	541,952	4,624	16,172	1,585	564,333	554,150
iShares ETFs:
Equity	951,252	44,552	54,750	1,855	1,052,409	1,003,328
Fixed income	314,707	20,304	1,960	933	337,904	327,555
Multi-asset	3,149	(378)	118	1	2,890	2,913
Alternatives	18,771	3	1,333	25	20,132	19,669
iShares ETFs subtotal	1,287,879	64,481	58,161	2,814	1,413,335	1,353,465
Institutional:
Active:
Equity	120,699	(4,676)	7,875	919	124,817	123,380
Fixed income	536,727	(1,246)	5,103	3,198	543,782	543,732
Multi-asset	276,933	3,758	8,455	1,583	290,729	283,748
Alternatives	75,615	1,154	639	497	77,905	76,851
Active subtotal	1,009,974	(1,010)	22,072	6,197	1,037,233	1,027,711
Index:
Equity	1,389,004	2,353	80,083	8,668	1,480,108	1,436,839
Fixed income	498,675	9,523	5,339	5,343	518,880	507,656
Multi-asset	6,928	(88)	252	152	7,244	7,149
Alternatives	7,074	458	94	47	7,673	7,390
Index subtotal	1,901,681	12,246	85,768	14,210	2,013,905	1,959,034
Institutional subtotal	2,911,655	11,236	107,840	20,407	3,051,138	2,986,745
Long-term	4,741,486	80,341	182,173	24,806	5,028,806	4,894,360
Cash management	403,584	(15,705)	219	837	388,935	397,621
Advisory(3)	2,782	(37)	(29)	20	2,736	2,762
Total	$5,147,852	$64,599	$182,363	$25,663	$5,420,477	$5,294,743

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the three months ended March 31, 2017.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2016	(outflows)	change	impact(1)	2017	AUM(2)
Active:
Equity	$275,033	$(6,820)	$15,989	$1,514	$285,716	$281,691
Fixed income	749,996	2,061	7,405	3,558	763,020	760,128
Multi-asset	384,930	2,015	12,711	1,775	401,431	393,263
Alternatives	91,093	900	801	558	93,352	92,284
Active subtotal	1,501,052	(1,844)	36,906	7,405	1,543,519	1,527,366
Index and iShares ETFs:
iShares:
Equity	951,252	44,552	54,750	1,855	1,052,409	1,003,328
Fixed income	314,707	20,304	1,960	933	337,904	327,555
Multi-asset	3,149	(378)	118	1	2,890	2,913
Alternatives	18,771	3	1,333	25	20,132	19,669
iShares ETFs subtotal	1,287,879	64,481	58,161	2,814	1,413,335	1,353,465
Non-ETF Index:
Equity	1,430,891	6,325	81,228	8,946	1,527,390	1,481,387
Fixed income	507,662	11,009	5,531	5,443	529,645	517,603
Multi-asset	6,928	(88)	253	151	7,244	7,149
Alternatives	7,074	458	94	47	7,673	7,390
Non-ETF Index subtotal	1,952,555	17,704	87,106	14,587	2,071,952	2,013,529
Index & iShares ETFs subtotal	3,240,434	82,185	145,267	17,401	3,485,287	3,366,994
Long-term	4,741,486	80,341	182,173	24,806	5,028,806	4,894,360
Cash management	403,584	(15,705)	219	837	388,935	397,621
Advisory(3)	2,782	(37)	(29)	20	2,736	2,762
Total	$5,147,852	$64,599	$182,363	$25,663	$5,420,477	$5,294,743

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for the three months ended March 31, 2017.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2016	(outflows)	change	impact(1)	2017	AUM(2)
Equity	$2,657,176	$44,057	$151,967	$12,315	$2,865,515	$2,766,406
Fixed income	1,572,365	33,374	14,896	9,934	1,630,569	1,605,286
Multi-asset	395,007	1,549	13,082	1,927	411,565	403,325
Alternatives:
Core	88,630	1,003	810	471	90,914	89,865
Currency and commodities(3)	28,308	358	1,418	159	30,243	29,478
Alternatives subtotal	116,938	1,361	2,228	630	121,157	119,343
Long-term	4,741,486	80,341	182,173	24,806	5,028,806	4,894,360
Cash management	403,584	(15,705)	219	837	388,935	397,621
Advisory(4)	2,782	(37)	(29)	20	2,736	2,762
Total	$5,147,852	$64,599	$182,363	$25,663	$5,420,477	$5,294,743

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Amounts include commodity iShares ETFs.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $272.6 billion, or 5%, to $5.4 trillion at March 31, 2017 from $5.1 trillion at December 31, 2016, driven by net market appreciation, positive net inflows and the impact of foreign exchange movements.

Net market appreciation of $182.4 billion was driven by higher U.S. and global equity markets.

Long-term net inflows of $80.3 billion included $64.5 billion, $11.2 billion and $4.6 billion from iShares ETFs, institutional clients and retail clients, respectively.  Net flows in long-term products are described below.

•

iShares ETFs net inflows of $64.5 billion were led by equity net inflows of $44.6 billion, with strength in iShares Core, precision exposure and financial instrument ETFs. Fixed income net inflows of $20.3 billion reflected inflows into investment grade corporate, emerging markets debt and treasury bond strategies.

•	Institutional index net inflows of $12.2 billion included fixed income and equity net inflows of $9.5 billion and $2.4 billion, respectively.
•

Retail net inflows of $4.6 billion reflected net inflows of $5.0 billion internationally, partially offset by net outflows of $0.4 billion from the United States. Fixed income net inflows of $4.8 billion were paced by inflows into unconstrained and emerging market categories.  Equity net inflows of $1.8 billion reflected inflows into index mutual funds. Multi-asset net outflows of $1.7 billion were largely due to outflows from world allocation strategies.

•

Institutional active net outflows of $1.0 billion reflected equity and fixed income net outflows of $4.7 billion and $1.3 billion, respectively, partially offset by inflows into multi-asset and alternatives. Multi-asset net inflows of $3.8 billion were driven by ongoing demand for the LifePath® target-date series. Alternatives net inflows of $1.2 billion were led by inflows into infrastructure offerings.

Cash management AUM decreased 4% to $388.9 billion with net outflows of $15.7 billion, primarily reflecting seasonal institutional client outflows.

AUM also increased $25.7 billion due to the impact of foreign exchange movements, primarily resulting from the weakening of the U.S. dollar against the Japanese yen, the British pound and the Euro.

Component Changes in AUM for the Twelve Months Ended March 31, 2017

The following table presents the component changes in AUM by client type and product for the twelve months ended March 31, 2017.

	March 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Retail:
Equity	$193,436	$(5,206)	$-	$25,425	$(5,474)	$208,181	$196,955
Fixed income	217,209	11,080	-	4,173	(2,459)	230,003	225,373
Multi-asset	113,291	(9,476)	-	7,848	(961)	110,702	111,003
Alternatives	18,730	(2,739)	-	(222)	(322)	15,447	16,565
Retail subtotal	542,666	(6,341)	-	37,224	(9,216)	564,333	549,896
iShares ETFs:
Equity	818,104	124,153	-	116,759	(6,607)	1,052,409	904,822
Fixed income	291,132	52,735	-	(1,058)	(4,905)	337,904	316,540
Multi-asset	2,166	562	-	166	(4)	2,890	2,564
Alternatives	16,152	3,264	-	822	(106)	20,132	20,026
iShares ETFs subtotal	1,127,554	180,714	-	116,689	(11,622)	1,413,335	1,243,952
Institutional:
Active:
Equity	118,833	(10,355)	-	20,512	(4,173)	124,817	121,823
Fixed income	544,244	(1,896)	-	10,169	(8,735)	543,782	548,196
Multi-asset	262,010	15,817	-	21,984	(9,082)	290,729	274,205
Alternatives	75,104	2,543	-	1,801	(1,543)	77,905	75,615
Active subtotal	1,000,191	6,109	-	54,466	(23,533)	1,037,233	1,019,839
Index:
Equity	1,277,802	4,567	-	221,463	(23,724)	1,480,108	1,358,634
Fixed income	472,568	39,237	-	41,203	(34,128)	518,880	493,488
Multi-asset	7,776	(562)	-	178	(148)	7,244	7,591
Alternatives	6,003	1,100	-	963	(393)	7,673	6,985
Index subtotal	1,764,149	44,342	-	263,807	(58,393)	2,013,905	1,866,698
Institutional subtotal	2,764,340	50,451	-	318,273	(81,926)	3,051,138	2,886,537
Long-term	4,434,560	224,824	-	472,186	(102,764)	5,028,806	4,680,385
Cash management	291,986	21,678	80,635	671	(6,035)	388,935	381,639
Advisory(4)	10,619	(7,540)	-	23	(366)	2,736	7,974
Total	$4,737,165	$238,962	$80,635	$472,880	$(109,165)	$5,420,477	$5,069,998

(1)  Amount represents AUM acquired in the BofA® Global Capital Management transaction in April 2016.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the twelve months ended March 31, 2017.

	March 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Active:
Equity	$276,281	$(23,080)	$-	$39,869	$(7,354)	$285,716	$279,440
Fixed income	753,711	5,771	-	13,839	(10,301)	763,020	764,867
Multi-asset	375,300	6,342	-	29,832	(10,043)	401,431	385,208
Alternatives	93,836	(196)	-	1,577	(1,865)	93,352	92,180
Active subtotal	1,499,128	(11,163)	-	85,117	(29,563)	1,543,519	1,521,695
Index and iShares ETFs:
iShares ETFs:
Equity	818,104	124,153	-	116,759	(6,607)	1,052,409	904,822
Fixed income	291,132	52,735	-	(1,058)	(4,905)	337,904	316,540
Multi-asset	2,166	562	-	166	(4)	2,890	2,564
Alternatives	16,152	3,264	-	822	(106)	20,132	20,026
iShares ETFs subtotal	1,127,554	180,714	-	116,689	(11,622)	1,413,335	1,243,952
Non-ETF Index:
Equity	1,313,790	12,086	-	227,531	(26,017)	1,527,390	1,397,972
Fixed income	480,310	42,650	-	41,706	(35,021)	529,645	502,190
Multi-asset	7,777	(563)	-	178	(148)	7,244	7,591
Alternatives	6,001	1,100	-	965	(393)	7,673	6,985
Non-ETF Index subtotal	1,807,878	55,273	-	270,380	(61,579)	2,071,952	1,914,738
Index & iShares ETFs subtotal	2,935,432	235,987	-	387,069	(73,201)	3,485,287	3,158,690
Long-term	4,434,560	224,824	-	472,186	(102,764)	5,028,806	4,680,385
Cash management	291,986	21,678	80,635	671	(6,035)	388,935	381,639
Advisory(4)	10,619	(7,540)	-	23	(366)	2,736	7,974
Total	$4,737,165	$238,962	$80,635	$472,880	$(109,165)	$5,420,477	$5,069,998

(1)	Amount represents AUM acquired in the BofA Global Capital Management transaction in April 2016.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for the twelve months ended March 31, 2017.

	March 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Equity	$2,408,175	$113,159	$-	$384,159	$(39,978)	$2,865,515	$2,582,234
Fixed income	1,525,153	101,156	-	54,487	(50,227)	1,630,569	1,583,597
Multi-asset	385,243	6,341	-	30,176	(10,195)	411,565	395,363
Alternatives:
Core	91,639	(342)	-	1,515	(1,898)	90,914	89,842
Currency and commodities(4)	24,350	4,510	-	1,849	(466)	30,243	29,349
Alternatives subtotal	115,989	4,168	-	3,364	(2,364)	121,157	119,191
Long-term	4,434,560	224,824	-	472,186	(102,764)	5,028,806	4,680,385
Cash management	291,986	21,678	80,635	671	(6,035)	388,935	381,639
Advisory(5)	10,619	(7,540)	-	23	(366)	2,736	7,974
Total	$4,737,165	$238,962	$80,635	$472,880	$(109,165)	$5,420,477	$5,069,998

(1)	Amount represents AUM acquired in the BofA Global Capital Management transaction in April 2016.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Amounts include commodity iShares ETFs.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $683.3 billion, or 14%, to $5.4 trillion at March 31, 2017 from $4.7 trillion at March 31, 2016, driven by net market appreciation, positive net inflows and AUM acquired in the BofA Global Capital Management transaction, partially offset by the impact of foreign exchange movements.

Net market appreciation of $472.9 billion was primarily driven by higher U.S. and global equity markets.

Long-term net inflows of $224.8 billion were comprised of net inflows of $180.7 billion and $50.5 billion from iShares ETFs and institutional clients, respectively, partially offset by net outflows of $6.3 billion from retail clients. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $180.7 billion were led by equity net inflows of $124.2 billion, with strength in the iShares Core and broad developed market exposures.  Fixed income net inflows of $52.7 billion were led by flows into iShares Core and emerging market bond strategies.

•	Institutional index net inflows of $44.3 billion were driven by fixed income net inflows of $39.2 billion.
•

Institutional active net inflows of $6.1 billion reflected active multi-asset net inflows of $15.8 billion and $2.5 billion in alternatives, partially offset by active equity net outflows of $10.4 billion. Multi-asset net inflows were driven by ongoing demand for the LifePath target-date series.  Alternatives net inflows of $2.5 billion were led by inflows into infrastructure offerings.

•

Retail net outflows of $6.3 billion were driven by $6.5 billion from the United States. Retail net outflows reflected net outflows of $9.5 billion, $5.2 billion and $2.7 billion from multi-asset, equity and alternative products, respectively, partially offset by fixed income net inflows of $11.1 billion.  Fixed income net inflows were led by emerging market, total return and municipal bond funds.

Cash management net inflows of $21.7 billion primarily reflected net inflows into government funds, partially offset by net outflows from prime strategies from Americas institutional clients ahead of U.S. money market reform.

AUM decreased $109.2 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the U.S. dollar, largely against the British pound and Euro.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three months ended March 31, 2017 and 2016 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).

Revenue

	Three Months Ended
	March 31,
(in millions)	2017	2016
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$402	$386
iShares ETFs	721	623
Non-ETF index	161	164
Equity subtotal	1,284	1,173
Fixed income:
Active	411	396
iShares ETFs	185	152
Non-ETF index	85	70
Fixed income subtotal	681	618
Multi-asset	272	284
Alternatives:
Core	144	164
Currency and commodities	22	17
Alternatives subtotal	166	181
Long-term	2,403	2,256
Cash management	127	103
Total base fees	2,530	2,359
Investment advisory performance fees:
Equity	15	11
Fixed income	10	5
Multi-asset	5	3
Alternatives	40	15
Total performance fees	70	34
Technology and risk management revenue(1)	158	141
Distribution fees	7	11
Advisory and other revenue
Advisory(1)	24	30
Other	35	49
Advisory and other revenue	59	79
Total revenue	$2,824	$2,624

(1)

Beginning with the first quarter of 2017, Aladdin revenue previously reported within “BlackRock Solutions® and advisory” is presented within “Technology and risk management revenue” on the condensed consolidated statement of income.  The remaining “BlackRock Solutions and advisory” revenue is reported as part of “Advisory and other revenue.” Under the historical presentation, BlackRock Solutions and advisory revenue would have totaled $182 million for the three months ended March 31, 2017. The prior period amount reported for BlackRock Solutions and advisory of $171 million for the three months ended March 31, 2016 has been reclassified to conform to the current presentation.

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Three Months Ended March 31,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)
	2017	2016	2017	2016
Equity:
Active	16%	17%	6%	6%
iShares ETFs	29%	26%	18%	17%
Non-ETF index	6%	7%	28%	28%
Equity subtotal	51%	50%	52%	51%
Fixed income:
Active	16%	17%	14%	16%
iShares ETFs	7%	6%	6%	6%
Non-ETF index	3%	3%	10%	10%
Fixed income subtotal	26%	26%	30%	32%
Multi-asset	11%	12%	8%	8%
Alternatives:
Core	6%	7%	2%	2%
Currency and commodities	1%	1%	1%	1%
Alternatives subtotal	7%	8%	3%	3%
Long-term	95%	96%	93%	94%
Cash management	5%	4%	7%	6%
Total excluding Advisory AUM	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Revenue increased $200 million, or 8%, from the first quarter of 2016, driven by growth in base fees, performance fees, and technology and risk management revenue.

Investment advisory, administration fees and securities lending revenue of $2,530 million increased $171 million from $2,359 million in the first quarter of 2016 reflecting the impact of higher markets and organic growth on average AUM and the effect of AUM acquired in the BofA Global Capital Management transaction, partially offset by impact of foreign exchange movements and the effect of one less day in the current quarter.  Securities lending revenue of $141 million in the current quarter decreased $7 million from the first quarter of 2016, primarily reflecting lower spreads.

Investment advisory performance fees of $70 million increased $36 million from the first quarter of 2016, primarily reflecting higher revenue from alternative products.

Technology and risk management revenue of $158 million increased $17 million from $141 million in the first quarter of 2016 reflecting ongoing demand for Aladdin.

Advisory and other revenue of $59 million decreased $20 million from $79 million in the first quarter of 2016, reflecting lower fees from advisory assignments, lower commissions from sales of certain funds and lower fees for distributing certain exchange-traded products.

Expense

	Three Months Ended
	March 31,
(in millions)	2017	2016
Expense, GAAP:
Employee compensation and benefits	$1,021	$947
Distribution and servicing costs	117	97
Amortization of deferred sales commissions	5	10
Direct fund expense	208	188
General and administration:
Marketing and promotional	69	86
Occupancy and office related	65	72
Portfolio services	62	54
Technology	43	46
Professional services	25	28
Communications	8	10
Other general and administration	29	22
Total general and administration expense	301	318
Restructuring charge	—	76
Amortization of intangible assets	25	25
Total expense, GAAP	$1,677	$1,661
Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	$4	$8
Restructuring charge	—	76
Total non-GAAP expense adjustments	$4	$84
Expense, as adjusted:
Employee compensation and benefits	$1,017	$939
Distribution and servicing costs	117	97
Amortization of deferred sales commissions	5	10
Direct fund expense	208	188
General and administration	301	318
Amortization of intangible assets	25	25
Total expense, as adjusted	$1,673	$1,577

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

GAAP.    Expense increased $16 million from the first quarter of 2016, driven primarily by higher employee compensation and benefits expense, higher volume-related expense and $22 million of expense associated with the strategic repositioning of the active equity platform, partially offset by lower general and administration expense, and a restructuring charge recorded in the first quarter of 2016.

Employee compensation and benefits expense increased $74 million, or 8%, from the first quarter of 2016, reflecting higher incentive compensation, primarily driven by higher performance fees and higher operating income, and approximately $20 million of severance and accelerated compensation expense associated with the repositioning of the active equity platform.

Distribution and servicing costs totaled $117 million compared with $97 million in the first quarter of 2016, reflecting higher average AUM.

Direct fund expense increased $20 million from the first quarter of 2016, reflecting higher average AUM.

General and administration expense decreased $17 million from the first quarter of 2016, reflecting lower discretionary marketing and promotional expense.  General and administration expense in the first quarter of 2017 included $2 million of one-time costs related to the repositioning of the active equity platform.

As Adjusted.    Expense, as adjusted, increased $96 million, or 6%, to $1,673 million from $1,577 million in the first quarter of 2016. The increase in total expense, as adjusted, is driven primarily by higher employee compensation and benefit expense, volume-related expense and the $22 million expense associated with the repositioning of the active equity platform.  The restructuring charge recorded in the first quarter of 2016 has been excluded from the as adjusted results.

Nonoperating Results

Summary and reconciliation of U.S. GAAP nonoperating income (expense) to nonoperating income (expense), as adjusted for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Nonoperating income (expense), GAAP basis(1)	$(7)	$(48)
Less: Net income (loss) attributable to NCI	9	(10)
Nonoperating income (expense), as adjusted, net of NCI(2)(3)	$(16)	$(38)

(1)	Amounts include a gain of $33 million and $2 million for the three months ended March 31, 2017 and 2016, respectively, attributable to consolidated variable interest entities (“VIEs”).
(2)	Net of income (loss) attributable to NCI.
(3)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three months ended March 31, 2017 and 2016.

The components of nonoperating income (expense), as adjusted, for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Net gain (loss) on investments(1)(2)
Private equity	$6	$2
Real assets	1	2
Other alternatives(3)	14	—
Other investments(4)	21	4
Total net gain (loss) on investments(1)(2)	42	8
Interest and dividend income	7	5
Interest expense	(65)	(51)
Net interest expense	(58)	(46)
Nonoperating income (expense), as adjusted(1)(2)	$(16)	$(38)

(1)	Net of net income (loss) attributable to NCI. Amounts also include net gain (loss) on consolidated VIEs.
(2)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three months ended March 31, 2017 and 2016.

(3)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(4)	Amounts include net gains (losses) related to equity and fixed income investments, and BlackRock’s seed capital hedging program.

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Net gain (loss) on investments of $42 million increased $34 million from the first quarter of 2016, primarily driven by higher marks.

First quarter 2017 interest expense included a “make-whole” redemption premium of $14 million related to the current quarter’s refinancing of $700 million of 6.25% notes, which were called prior to their September 2017 maturity.

Income Tax Expense

	GAAP		As Adjusted
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2017	2016	2017	2016
Operating income(1)	$1,147	$963	$1,151	$1,047
Total nonoperating income (expense)(1)(2)	(16)	(38)	(16)	(38)
Income before income taxes(2)	$1,131	$925	$1,135	$1,009
Income tax expense	$269	$268	$270	$298
Effective tax rate	23.8%	29.0%	23.8%	29.6%

(1)	See Non-GAAP Financial Measures for further information on and reconciliation of as adjusted items.
(2)	Net of net income (loss) attributable to NCI.

2017. The three months ended March 31, 2017 income tax expense (GAAP) included an $81 million discrete tax benefit, reflecting the adoption of new accounting guidance related to stock-based compensation awards that vested in the first quarter of 2017.  See Note 2, Significant Accounting Policies, for further information.

2016. The three months ended March 31, 2016 income tax expense (GAAP) included a $4 million net noncash tax benefit, primarily related to the revaluation of certain deferred income tax liabilities, including the effect of tax legislation enacted in Japan and domestic state and local tax changes, which has been excluded from as adjusted results.

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

Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds accounted for as voting rights entities (“VREs”) and VIEs, (collectively, “Consolidated Sponsored Investment Funds”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2016 Form 10-K for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by Consolidated Sponsored Investment Funds to use in its operating activities. In addition, the Company cannot readily sell investments held by Consolidated Sponsored Investment Funds in order to obtain cash for use in the Company’s operations.

	March 31, 2017
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Funds(2)	As Adjusted
Assets
Cash and cash equivalents	$5,703	$—	$121	$5,582
Accounts receivable	3,227	—	—	3,227
Investments	1,857	—	47	1,810
Assets of consolidated VIEs:
Cash and cash equivalents	111	—	111	—
Investments	1,097	—	180	917
Other assets	34	—	34	—
Separate account assets and collateral held under securities lending agreements	186,390	186,390	—	—
Other assets(3)	1,716	—	6	1,710
Subtotal	200,135	186,390	499	13,246
Goodwill and intangible assets, net	30,451	—	—	30,451
Total assets	$230,586	$186,390	$499	$43,697
Liabilities
Accrued compensation and benefits	$769	$—	$—	$769
Accounts payable and accrued liabilities	2,000	—	—	2,000
Liabilities of consolidated VIEs	207	—	207	—
Borrowings	5,619	—	—	5,619
Separate account liabilities and collateral liabilities under securities lending agreements	186,390	186,390	—	—
Deferred income tax liabilities(4)	5,030	—	—	5,030
Other liabilities	1,056	—	(67)	1,123
Total liabilities	201,071	186,390	140	14,541
Equity
Total stockholders’ equity	29,156	—	—	29,156
Noncontrolling interests	359	—	359	—
Total equity	29,515	—	359	29,156
Total liabilities and equity	$230,586	$186,390	$499	$43,697

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts represent the portion of assets and liabilities of Consolidated Sponsored Investment Funds attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)	Amount includes approximately $5.6 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of March 31, 2017 and December 31, 2016 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.     Cash and cash equivalents at March 31, 2017 and December 31, 2016 included $130 million and $53 million, respectively, of cash held by consolidated VREs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the three months ended March 31, 2017).

Accounts receivable at March 31, 2017 increased $877 million from December 31, 2016 primarily due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities). Investments were $1,857 million at March 31, 2017 (for more information see Investments herein). Goodwill and intangible assets decreased $30 million from December 31, 2016, primarily due to $25 million of amortization of intangible assets.

Liabilities.    Accrued compensation and benefits at March 31, 2017 decreased $1,111 million from December 31, 2016, primarily due to 2016 incentive compensation cash payments in the first quarter of 2017. Accounts payable and accrued liabilities at March 31, 2017 increased $906 million from December 31, 2016 due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable).

Net deferred income tax liabilities at March 31, 2017 increased $190 million, primarily due to the effects of temporary differences associated with stock-based compensation.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,857 million and $1,097 million, respectively, at March 31, 2017. Total Investments include consolidated investments held by sponsored investment funds accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	March 31,	December 31,
(in millions)	2017	2016
Investments, GAAP	$1,857	$1,595
Investments held by consolidated VIEs, GAAP	1,097	1,008
Total Investments	2,954	2,603
Investments held by consolidated VREs	(677)	(465)
Investments held by consolidated VIEs	(1,097)	(1,008)
Net interest in consolidated VREs	630	444
Net interest in consolidated VIEs(1)	917	840
Total Investments, as adjusted	2,727	2,414
Federal Reserve Bank stock	(90)	(89)
Deferred compensation investments	(58)	(66)
Hedged investments	(739)	(614)
Carried interest (VIEs/VREs)	(128)	(126)
Total “economic” investment exposure	$1,712	$1,519

(1)	Amount includes $114 million of carried interest (VIEs) as of March 31, 2017 and $108 million as of December 31, 2016, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(in millions)	2017	2016
Private equity	$336	$334
Real assets	96	94
Other alternatives(1)	254	245
Other investments(2)	1,026	846
Total “economic” investment exposure	$1,712	$1,519

(1)	Other alternatives include distressed credit/mortgage funds/opportunistic funds and hedge funds/funds of hedge funds.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as U.K. government securities, primarily held for regulatory purposes.

As adjusted investment activity for the three months ended March 31, 2017 was as follows:

(in millions)
Total Investments, as adjusted, December 31, 2016	$2,414
Purchases/capital contributions	338
Sales/maturities	(95)
Distributions(1)	(17)
Market appreciation(depreciation)/earnings from equity method investments	77
Carried interest capital allocations/distributions received	2
Other	8
Total Investments, as adjusted, March 31, 2017	$2,727

(1)	Amount includes distributions representing return of capital and return on investments.

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Funds:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash and cash equivalents, December 31, 2016	$6,091	$53	$6,038
Cash flows from operating activities	(191)	(51)	(140)
Cash flows from investing activities	(49)	(4)	(45)
Cash flows from financing activities	(180)	132	(312)
Effect of exchange rate changes on cash and cash equivalents	32	—	32
Net change in cash and cash equivalents	(388)	77	(465)
Cash and cash equivalents, March 31, 2017	$5,703	$130	$5,573

Sources of BlackRock’s operating cash primarily include investment advisory, administration fees and securities lending revenue, performance fees, revenue from technology and risk management services, advisory and other revenue and distribution fees. BlackRock uses its cash to pay all operating expense, interest and principal on borrowings, income taxes, dividends on BlackRock’s capital stock, repurchases of the Company’s stock, capital expenditures and purchases of co-investments and seed investments.

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

Cash outflows from investing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the three months ended March 31, 2017 were $45 million and primarily reflected $61 million of investment purchases and $19 million of purchases of property and equipment, partially offset by $25 million of net proceeds from sales and maturities of certain investments.

Cash outflows from financing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the three months ended March 31, 2017 were $312 million, primarily resulting from $562 million of share repurchases, including $275 million in open market transactions and $287 million of employee tax withholdings related to employee stock transactions and $447 million of cash dividend payments, partially offset by $697 million of proceeds from issuance of long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
(in millions)	2017	2016
Cash and cash equivalents(1)	$5,703	$6,091
Cash and cash equivalents held by consolidated VREs(2)	(130)	(53)
Subtotal	5,573	6,038
Credit facility – undrawn	4,000	4,000
Total liquidity resources(3)(4)	$9,573	$10,038

(1)

The percentage of cash and cash equivalents held by the Company’s U.S. subsidiaries was approximately 60% and 50% at March 31, 2017 and December 31, 2016, respectively.  See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)	Amount at December 31, 2016 does not reflect year-end incentive compensation accruals of approximately $1.3 billion, which were paid in the first quarter of 2017.
(4)

Amount at March 31, 2017 does not reflect redemption of $700 million 6.25% notes, which were fully repaid in April 2017 at a “make whole” premium of $14 million prior to their maturity in September 2017.

Total liquidity resources decreased $465 million during the three months ended March 31, 2017, primarily reflecting cash payments of 2016 year-end incentive awards, share repurchases of $562 million and cash dividend payments of $447 million, partially offset by $697 million of proceeds from issuance of long-term borrowings and cash flows from other operating activities.

A significant portion of the Company’s $2,727 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.  In January 2017, the Board of Directors approved an increase in the shares that may be repurchased under the Company’s existing share repurchase program to allow for the repurchase of an additional 6 million shares for a total up to 9 million shares of BlackRock common stock.

The Company repurchased 0.7 million common shares in open market transactions under the share repurchase program for approximately $275 million during the three months ended March 31, 2017. At March 31, 2017, there were 8.3 million shares still authorized to be repurchased.

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

At March 31, 2017 and December 31, 2016, the Company was required to maintain approximately $1.7 billion and $1.4 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2017 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2017 to extend the maturity date to April 2022 (the “2017 credit facility”). The 2017 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2017 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2017 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2017. The 2017 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At March 31, 2017, the Company had no amount outstanding under the 2017 credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion.  The commercial paper program is currently supported by the 2017 credit facility. At March 31, 2017, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At March 31, 2017, the principal amount of long-term borrowings outstanding was $5.6 billion. See Note 12, Borrowings, in the 2016 Form 10-K for more information on borrowings outstanding as of December 31, 2016.

In March 2017, the Company issued $700 million in aggregate principal amount of 3.20% senior unsecured and unsubordinated notes maturing on March 15, 2027 (the “2027 Notes”). The net proceeds of the 2027 Notes were used towards the redemption of 6.25% notes in April 2017. Interest is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2017, and is approximately $22 million per year. The 2027 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price.  The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2027 Notes.

During the three months ended March 31, 2017, the Company paid approximately $39 million of interest on long-term borrowings. Future principal repayments and interest requirements at March 31, 2017 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2017(1)	$700	$163	$863
2018	—	174	174
2019	1,000	174	1,174
2020	—	124	124
2021	750	108	858
2022	750	79	829
Thereafter(2)	2,449	193	2,642
Total	$5,649	$1,015	$6,664

__________________________

(1)	In connection with the issuance of the 3.20% Notes due 2027, in April 2017, the Company fully repaid the $700 million 6.25% notes prior to their maturity in September 2017.
(2)	The amount of principal and interest payments for the 2025 Notes represents the expected payment amounts using foreign exchange rates as of March 31, 2017.

Investment Commitments.    At March 31, 2017, the Company had $226 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $226 million, the Company had approximately $12 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.     In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products.  The fair value of the remaining aggregate contingent payments at March 31, 2017 totaled $113 million and is included in other liabilities on the condensed consolidated statement of financial condition.

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

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At March 31, 2017, the Company indemnified certain of its clients for their securities lending loan balances of approximately $187.8 billion. The Company held, as agent, cash and securities totaling $200.6 billion as collateral for indemnified securities on loan at March 31, 2017. The fair value of these indemnifications was not material at March 31, 2017.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the condensed consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Item 1 of this filing and Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Form 10-K and Note 2, Significant Accounting Policies, in the 2016 Form 10-K for further information.

Consolidation.     In the normal course of business, the Company is the manager of various types of sponsored investment vehicles. The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. See Note 4, Consolidated Voting Rights Entities, in the notes to the condensed consolidated financial statements for more information. Investments that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity.

At March 31, 2017, BlackRock was determined to be the PB for certain investment funds that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company generally consolidates VIEs in which it holds an equity ownership interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%.  See Note 5, Variable Interest Entities, in the notes to the condensed consolidated financial statements contained in the Part 1, Item 1 of this filing for more information.

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

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At March 31, 2017 and December 31, 2016, the Company had $151 million and $152 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition. A portion of the deferred carried interest liability will be paid to certain employees. The ultimate timing of the recognition of performance fee revenue, if any, for these products is unknown.

The following table presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs) for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Beginning balance	$152	$143
Net increase (decrease)	9	(6)
Performance fee revenue recognized	(10)	—
Ending balance	$151	$137

Accounting Developments

For accounting pronouncements that the Company adopted during the three months ended March 31, 2017 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Items 1 of this filing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2017, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At March 31, 2017, the Company had outstanding total return swaps and interest rate swaps with an aggregate notional value of approximately $698 million and $41 million, respectively.

At March 31, 2017, approximately $1.8 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,712 million. See Balance Sheet Overview- Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk.    At March 31, 2017, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $486 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $48.6 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At March 31, 2017, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1,226 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $28.1 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $327 million at March 31, 2017. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $32.7 million decline in the carrying value of such investments.

Other Market Risks.    The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At March 31, 2017, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $728 million.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On May 27, 2014, certain purported investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the U.S. District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. The Consolidated Complaint, which purports to be brought derivatively on behalf of the Funds, alleges that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On February 24, 2015, the same plaintiffs filed another complaint in the same court against BlackRock Investment Management, LLC and BlackRock Advisors, LLC. The allegations and legal claims in both complaints are substantially similar, with the new complaint purporting to challenge fees received by defendants after the plaintiffs filed their prior complaint. Both complaints seek, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by defendants in the twelve month period preceding the start of each lawsuit, along with purported lost investment returns on those amounts, plus interest. On March 25, 2015, defendants’ motion to dismiss the Consolidated Complaint was denied. The defendants believe the claims in both lawsuits are without merit and intend to vigorously defend the actions.

Between November 12, 2015 and November 16, 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”) and BlackRock US Core Property Fund, Inc. (formerly known as the BlackRock Granite Property Fund, Inc.) (“Granite Fund”), along with certain other Granite Fund related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June 16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which is the property manager of the Property, and certain other entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs allege, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and seek monetary, including punitive, damages. Additionally, on March 16, 2016, three former tenants of the Library Gardens apartment unit that experienced the balcony collapse sued the BlackRock Parties. The former tenants, who witnessed (but were not physically injured in) the accident make allegations virtually identical to those in the previously filed actions and claim that, as a result of the collapse, they suffered unspecified emotional damage. Several defendants have also filed cross-complaints alleging a variety of claims, including claims against the BlackRock Parties for contribution, negligence, and declaratory relief. BlackRock believes the claims against the BlackRock Parties are without merit and intends to vigorously defend the actions.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory affiliates, and the directors and certain officers of the iShares funds were named as defendants in a purported class action lawsuit filed in California state court.  The lawsuit was filed by investors in certain iShares funds (the "Funds"), and alleges the defendants violated the federal securities laws, purportedly by failing to adequately disclose in prospectuses issued by the Funds the risks to Fund shareholders in the event of a "flash crash."  Plaintiffs seek unspecified monetary damages. The Plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, plaintiffs filed an amended complaint. The defendants filed a motion for judgment on the pleadings dismissing that complaint. On April 27, 2017, the court granted the defendants' motion in part and denied it in part.  The defendants believe the claims in this lawsuit are without merit and intend to vigorously defend the action.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A., the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the U.S. District Court for the Northern District of California by a former employee on behalf of all BlackRock employee 401(k) Plan (the “Plan”) participants and beneficiaries in the Plan from April 5, 2011, to the present.  The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated with investment options managed by BlackRock.  While the complaint does not contain any specific amount in alleged damages, it claims that the purported underperformance and hidden fees cost Plan participants more than $60 million.  The defendants believe the claims in this lawsuit are without merit and intend to vigorously defend the action.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2017 through January 31, 2017	1,008,658	(2)	$375.93	250,119	8,764,724
February 1, 2017 through February 28, 2017	425,668	(2)	$383.52	425,718	8,339,006
March 1, 2017 through March 31, 2017	50,671	(2)	$393.81	43,500	8,295,506
Total	1,484,997		$378.72	719,337

_______________________

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: May 9, 2017		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document