Form 10-Q
period 2017-06-30
BlackRock Inc.
filed 2017-08-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, there were 160,978,194 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	June 30,	December 31,
(in millions, except shares and per share data)	2017	2016
Assets
Cash and cash equivalents	$5,508	$6,091
Accounts receivable	2,984	2,350
Investments	1,942	1,595
Assets of consolidated variable interest entities:
Cash and cash equivalents	74	84
Investments	1,194	1,008
Other assets	50	63
Separate account assets	146,888	149,089
Separate account collateral held under securities lending agreements	26,269	27,792
Property and equipment (net of accumulated depreciation of $671 and $601 at June 30, 2017 and December 31, 2016, respectively)	549	559
Intangible assets (net of accumulated amortization of $882 and $832 at June 30, 2017 and December 31, 2016, respectively)	17,423	17,363
Goodwill	13,199	13,118
Other assets	1,408	1,065
Total assets	$217,488	$220,177
Liabilities
Accrued compensation and benefits	$1,140	$1,880
Accounts payable and accrued liabilities	1,520	1,094
Liabilities of consolidated variable interest entities	295	216
Borrowings	4,970	4,915
Separate account liabilities	146,888	149,089
Separate account collateral liabilities under securities lending agreements	26,269	27,792
Deferred income tax liabilities	4,981	4,840
Other liabilities	1,538	1,007
Total liabilities	187,601	190,833
Commitments and contingencies (Note 11)
Temporary equity
Redeemable noncontrolling interests	271	194
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at June 30, 2017 and December 31, 2016;

Shares issued: 171,252,185 at June 30, 2017 and December 31, 2016;

Shares outstanding: 161,137,506 and 161,534,443 at June 30, 2017 and

December 31, 2016, respectively

Preferred stock (Note 15)	—	—
Additional paid-in capital	19,038	19,337
Retained earnings	14,523	13,660
Accumulated other comprehensive loss	(575)	(716)
Treasury stock, common, at cost (10,114,679 and 9,717,742 shares held at June 30, 2017 and December 31, 2016, respectively)	(3,433)	(3,185)
Total BlackRock, Inc. stockholders’ equity	29,555	29,098
Nonredeemable noncontrolling interests	61	52
Total permanent equity	29,616	29,150
Total liabilities, temporary equity and permanent equity	$217,488	$220,177

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
(in millions, except shares and per share data)	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,888	$1,713	$3,667	$3,330
Other third parties	787	776	1,538	1,518
Total investment advisory, administration fees and securities lending revenue	2,675	2,489	5,205	4,848
Investment advisory performance fees	48	74	118	108
Technology and risk management revenue	164	146	322	287
Distribution fees	5	11	12	22
Advisory and other revenue	73	84	132	163
Total revenue	2,965	2,804	5,789	5,428
Expense
Employee compensation and benefits	999	977	2,020	1,924
Distribution and servicing costs	121	109	238	206
Amortization of deferred sales commissions	4	9	9	19
Direct fund expense	224	195	432	383
General and administration	350	316	651	634
Restructuring charge	—	—	—	76
Amortization of intangible assets	25	25	50	50
Total expense	1,723	1,631	3,400	3,292
Operating income	1,242	1,173	2,389	2,136
Nonoperating income (expense)
Net gain (loss) on investments	36	20	87	18
Interest and dividend income	13	6	20	11
Interest expense	(48)	(51)	(113)	(102)
Total nonoperating income (expense)	1	(25)	(6)	(73)
Income before income taxes	1,243	1,148	2,383	2,063
Income tax expense	376	353	645	621
Net income	867	795	1,738	1,442
Less:
Net income (loss) attributable to noncontrolling interests	10	6	19	(4)
Net income attributable to BlackRock, Inc.	$857	$789	$1,719	$1,446
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$5.27	$4.79	$10.56	$8.76
Diluted	$5.22	$4.73	$10.45	$8.66
Cash dividends declared and paid per share	$2.50	$2.29	$5.00	$4.58
Weighted-average common shares outstanding:
Basic	162,502,465	164,758,612	162,758,112	165,073,371
Diluted	164,149,861	166,639,290	164,544,760	167,023,559

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2017	2016	2017	2016
Net income	$867	$795	$1,738	$1,442
Other comprehensive income:
Foreign currency translation adjustments(1)	102	(87)	142	(113)
Other	—	1	(1)	1
Other comprehensive income (loss)	102	(86)	141	(112)
Comprehensive income	969	709	1,879	1,330
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	6	19	(4)
Comprehensive income attributable to BlackRock, Inc.	$959	$703	$1,860	$1,334

(1)

Amounts for the three months ended June 30, 2017 and 2016 include a loss from a net investment hedge of $31 million (net of a tax benefit of $18 million) and a gain of $12 million (net of tax of $8 million), respectively.  Amounts for the six months ended June 30, 2017 and 2016 include a loss from a net investment hedge of $38 million (net of a tax benefit of $22 million) and $11 million (net of a tax benefit of $6 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2016	$19,339	$13,660	$(716)	$(3,185)	$29,098	$52	$29,150	$194
Net income	—	1,719	—	—	1,719	2	1,721	17
Dividends paid	—	(854)	—	—	(854)	—	(854)	—
Stock-based compensation	290	—	—	—	290	—	290	—
PNC preferred stock capital contribution	193	—	—	—	193	—	193	—
Retirement of preferred stock	(193)	—	—	—	(193)	—	(193)	—
Issuance of common shares related to employee stock transactions	(592)	—	—	598	6	—	6	—
Employee tax withholdings related to employee stock transactions	—	—	—	(296)	(296)	—	(296)	—
Shares repurchased	—	—	—	(550)	(550)	—	(550)	—
Subscriptions (redemptions/ distributions) — noncontrolling interest holders	—	—	—	—	—	(7)	(7)	256
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	14	14	(196)
Other comprehensive income (loss)	—	—	141	—	141	—	141	—
Adoption of new accounting pronouncement	3	(2)	—	—	1	—	1	—
June 30, 2017	$19,040	$14,523	$(575)	$(3,433)	$29,555	$61	$29,616	$271

(1)	Amounts include $2 million of common stock at both June 30, 2017 and December 31, 2016.

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

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(in millions)	June 30,
	2017	2016
Cash flows from operating activities
Net income	$1,738	$1,442
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	125	133
Stock-based compensation	290	289
Deferred income tax expense (benefit)	174	55
Net (gains) losses on nontrading investments	—	1
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(11)	(125)
Net (gains) losses within consolidated VIEs	(66)	(15)
Net (purchases) proceeds within consolidated VIEs	(122)	(534)
(Earnings) losses from equity method investees	(60)	(36)
Distributions of earnings from equity method investees	13	12
Changes in operating assets and liabilities:
Accounts receivable	(603)	(624)
Investments, trading	(128)	(222)
Other assets	(330)	(157)
Accrued compensation and benefits	(740)	(903)
Accounts payable and accrued liabilities	450	565
Other liabilities	409	21
Cash flows from operating activities	1,139	(98)
Cash flows from investing activities
Purchases of investments	(308)	(69)
Proceeds from sales and maturities of investments	64	197
Distributions of capital from equity method investees	18	15
Net consolidations (deconsolidations) of sponsored investment funds	(7)	(20)
Acquisitions	(73)	(30)
Purchases of property and equipment	(55)	(67)
Cash flows from investing activities	(361)	26
Cash flows from financing activities
Proceeds from long-term borrowings	697	—
Repayments of long-term borrowings	(700)	—
Cash dividends paid	(854)	(795)
Repurchases of common stock	(846)	(841)
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	249	744
Excess tax benefit from stock-based compensation	—	72
Other financing activities	(9)	10
Cash flows from financing activities	(1,463)	(810)
Effect of exchange rate changes on cash and cash equivalents	102	(136)
Net increase (decrease) in cash and cash equivalents	(583)	(1,018)
Cash and cash equivalents, beginning of period	6,091	6,083
Cash and cash equivalents, end of period	$5,508	$5,065
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$122	$104
Income taxes (net of refunds)	$626	$639
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$592	$630
PNC preferred stock capital contribution	$193	$172
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(182)	$(694)

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

At June 30, 2017, The PNC Financial Services Group, Inc. (“PNC”) held 21.3% of the Company’s voting common stock and 21.8% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

The interim financial information at June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain items previously reported have been reclassified to conform to the current year presentation. Beginning with the first quarter of 2017, Aladdin revenue previously reported within “BlackRock Solutions® and advisory” has been presented within “Technology and risk management revenue” on the condensed consolidated statements of income.  The remaining previously reported “BlackRock Solutions and advisory” revenue is currently reported as part of “Advisory and other revenue.” The prior period amounts reported for BlackRock Solutions and advisory for the three and six months ended June 30, 2016 have been reclassified to conform to the current presentation.

Accounting Pronouncements Adopted in the Six Months Ended June 30, 2017.

Accounting for Share-Based Payments. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the condensed consolidated statements of cash flows. The Company adopted ASU 2016-09 as of January 1, 2017. ASU 2016-09 requires all excess tax benefits and deficiencies to be recognized in income tax expense on the condensed consolidated statements of income. Accordingly, the Company recorded a discrete income tax benefit of $81 million during the three months ended March 31, 2017 for vested restricted stock units where the grant date stock price was lower than the vesting date stock price. The new guidance will increase the volatility of income tax expense as a result of fluctuations in the Company’s stock price. Upon adoption, the Company elected to account for forfeitures as they occur, which did not have a material impact on the condensed consolidated financial statements.  In addition, the Company elected to present excess tax benefits and deficiencies prospectively in operating activities on the condensed consolidated statements of cash flows.

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

Money Market Fee Waivers.    The Company is currently voluntarily waiving a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). During the three and six months ended June 30, 2017, these waivers resulted in a reduction of management fees of approximately $0 million and $6 million, respectively.  During the three and six months ended June 30, 2016, these waivers resulted in a reduction of management fees of approximately $13 million and $25 million, respectively.  Approximately 0% and 60% of Yield Support waivers for the six months ended June 30, 2017 and 2016, respectively, were offset by a reduction of BlackRock’s distribution and servicing costs paid to a financial intermediary.  BlackRock may increase or decrease the level of Yield Support waivers in future periods.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.  During the six months ended June 30, 2017 and 2016, the Company had not resold or repledged any of the collateral received under these arrangements. At June 30, 2017 and December 31, 2016, the fair value of loaned securities held by separate accounts was approximately $23.8 billion and $25.7 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $26.3 billion and $27.8 billion, respectively.

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

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities arising from most operating leases on the statement of financial condition. The Company expects to record assets and liabilities for its current operating leases upon adoption of ASU 2016-02 and does not expect the adoption to have a material impact on its results of operations or cash flows. ASU 2016-02 is effective for the Company on January 1, 2019, and the Company intends to apply the practical expedients allowed by the standard upon transition.  See Note 13 of the 2016 Form 10-K for information on the Company’s operating lease commitments.

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

3.  Investments

A summary of the carrying value of total investments is as follows:

	June 30,	December 31,
(in millions)	2017	2016
Available-for-sale investments	$103	$80
Held-to-maturity investments	74	51
Trading investments:
Consolidated sponsored investment funds	503	465
Other equity and debt securities	164	101
Deferred compensation plan mutual funds	52	59
Total trading investments	719	625
Other investments:
Equity method investments(1)	935	730
Cost method investments(2)	92	91
Carried interest(3)	19	18
Total other investments	1,046	839
Total investments	$1,942	$1,595

(1)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(2)

Amounts include nonmarketable securities, primarily Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. At June 30, 2017 and December 31, 2016, there were no indicators of impairment on these investments.

(3)

Carried interest of consolidated sponsor investment funds accounted for as voting rights entities (“VREs”) represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

Available-for-Sale Investments

At both June 30, 2017 and December 31, 2016, available-for-sale investments primarily included certain investments in CLOs and seed investments in BlackRock sponsored mutual funds.  The cost of these investments approximated carrying value.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $74 million and $51 million at June 30, 2017 and December 31, 2016, respectively. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes and certain investments in CLOs. The amortized cost (carrying value) of these investments approximated fair value. At June 30, 2017, $11 million of these investments mature between five to ten years and $63 million mature after ten years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	June 30,		December 31,
(in millions)	2017		2016
	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$34	$52	$41	$59
Equity securities/multi-asset mutual funds	374	408	290	308
Debt securities/fixed income mutual funds:
Corporate debt	174	179	128	128
Government debt	30	30	60	60
Asset/mortgage backed debt	49	50	70	70
Total trading investments	$661	$719	$589	$625

At June 30, 2017, trading investments included $242 million of debt securities and $261 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $52 million of certain deferred compensation plan mutual fund investments and $164 million of other equity and debt securities.

At December 31, 2016, trading investments included $246 million of debt securities and $219 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $59 million of certain deferred compensation plan mutual fund investments and $101 million of other equity and debt securities.

Other

In addition, the Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At June 30, 2017 and December 31, 2016 the Company’s investment in PennyMac was excluded from investments in the table above and included in other assets on the condensed consolidated statements of financial condition. The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $317 million and $260 million, respectively, at June 30, 2017 and approximately $301 million and $259 million, respectively, at December 31, 2016. The fair value of the Company’s interest reflected the PennyMac stock price at June 30, 2017 and December 31, 2016, respectively (a Level 1 input).  The Company performed an other-than-temporary impairment analysis as of June 30, 2017 and determined the decline in fair value below the carrying value to be temporary.

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

	June 30,	December 31,
(in millions)	2017	2016
Cash and cash equivalents	$86	$53
Trading investments	503	465
Other assets	29	15
Other liabilities	(51)	(50)
Noncontrolling interests	(77)	(39)
BlackRock’s net interests in consolidated VREs	$490	$444

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

Consolidated VIE assets and liabilities are presented after intercompany eliminations in the following table:

	June 30,	December 31,
(in millions)	2017	2016
Assets of consolidated VIEs:
Cash and cash equivalents	$74	$84
Investments	1,194	1,008
Other assets	50	63
Total investments and other assets	1,244	1,071
Liabilities of consolidated VIEs	(295)	(216)
Noncontrolling interests	(255)	(207)
BlackRock's net interests in consolidated VIEs	$768	$732

The Company recorded a $33 million and a $66 million nonoperating net gain during the three and six months ended June 30, 2017, respectively, related to consolidated VIEs.  The net gain attributable to noncontrolling interest was $12 million and $18 million for the three and six months ended June 30, 2017, respectively, related to consolidated VIEs.

The Company recorded a $13 million and a $15 million nonoperating net gain during the three and six months ended June 30, 2016, respectively, related to consolidated VIEs.  The net gain attributable to noncontrolling interest was $3 million and the net loss attributable to noncontrolling interest was $3 million for the three and six months ended June 30, 2016, respectively, related to consolidated VIEs.

Non-Consolidated VIEs.    At June 30, 2017 and December 31, 2016, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)
At June 30, 2017	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$228	$12	$(7)	$257
At December 31, 2016
Sponsored investment products	$171	$9	$(8)	$197

(1)	At both June 30, 2017 and December 31, 2016, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $5 billion and $4 billion at June 30, 2017 and December 31, 2016, respectively.

6.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

June 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at	Other Assets Not Held at	June 30,
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV(1)	Fair Value(2)	2017
Assets:
Investments
Available-for-sale	$8	$72	$23	$—	$—	$103
Held-to-maturity securities	—	—	—	—	74	74
Trading:					.
Deferred compensation plan mutual funds	52	—	—	—	—	52
Equity securities/Multi-asset mutual funds	408	—	—	—	—	408
Debt securities / fixed income mutual funds	1	254	4	—	—	259
Total trading	461	254	4	—	—	719
Other investments:
Equity method:
Equity and fixed income mutual funds	305	—	—	10	—	315
Other	—	—	—	609	11	620
Total equity method	305	—	—	619	11	935
Cost method investments	—	—	—	—	92	92
Carried interest	—	—	—	—	19	19
Total investments	774	326	27	619	196	1,942
Separate account assets	112,370	33,545	—	—	973	146,888
Separate account collateral held under securities lending agreements:
Equity securities	20,733	—	—	—	—	20,733
Debt securities	—	5,536	—	—	—	5,536
Total separate account collateral held under securities lending agreements	20,733	5,536	—	—	—	26,269
Investments of consolidated VIEs:
Private / public equity(3)	5	5	113	77	80	280
Equity securities	300	—	—	—	—	300
Debt securities	—	316	—	—	—	316
Other	—	—	—	64	—	64
Carried interest	—	—	—	—	234	234
Total investments of consolidated VIEs	305	321	113	141	314	1,194
Total	$134,182	$39,728	$140	$760	$1,483	$176,293
Liabilities:
Separate account collateral liabilities under securities lending agreements	$20,733	$5,536	$—	$—	$—	$26,269
Other liabilities(4)	—	7	218	—	—	225
Total	$20,733	$5,543	$218	$—	$—	$26,494

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

Level 3 Assets.    Level 3 investments of consolidated VIEs of $113 million and $112 million at June 30, 2017 and December 31, 2016, respectively, related to direct investments in private equity companies held by consolidated private equity funds.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2017

(in millions)	March 31, 2017	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2017	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Available-for-sale securities(3)	$—	$—	$23	$—	$—	$—	$—	$23
Trading	—	—	4	—	—	—	—	4
Total investments	—	—	27	—	—	—	—	27
Assets of consolidated VIEs - Private equity	113	—	—	—	—	—	—	113
Total Level 3 assets	$113	$—	$27	$—	$—	$—	$—	$140
Liabilities:
Other liabilities(4)	$113	$3	$—	$—	$108	$—	$—	$218	$3

(1)       Issuance and other settlements amount includes a contingent liability in connection with the acquisition of the equity infrastructure franchise of First Reserve in June 2017 (“First Reserve Transaction”).

(2) Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include investments in CLOs.
(4)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2017

(in millions)	December 31, 2016	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3(2)	June 30, 2017	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Available-for-sale securities(4)	$24	$—	$23	$—	$—	$—	$(24)	$23
Trading	7	—	4	—	—	—	(7)	4
Total investments	31	—	27	—	—	—	(31)	27
Assets of consolidated VIEs - Private equity	112	1	—		—	—	—	113	$1
Total Level 3 assets	$143	$1	$27	$—	$—	$—	$(31)	$140
Liabilities:
Other liabilities(5)	$115	$5	$—	$—	$108	$—	$—	$218	$5

(1)       Issuance and other settlements amount includes a contingent liability related to the First Reserve Transaction.

(2)      Amounts include transfers out of Level 3 due to availability of observable market inputs from pricing vendors.

(3)      Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

(4)	Amounts include investments in CLOs.
(5)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2016

(in millions)	March 31, 2016	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2016	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Available-for-sale securities(3)	$23	$—	$—	$—	$—	$—	$(23)	$—
Trading	4	—	—	—	—	—	(1)	3
Total investments	27	—	—	—	—	—	(24)	3
Assets of consolidated VIEs - Private equity	192	—	—	(3)	—	—	—	189
Total Level 3 assets	$219	$—	$—	$(3)	$—	$—	$(24)	$192
Liabilities:
Other liabilities(4)	$49	$3	$—	$—	$75	$—	$—	$121	$3

(1)       Issuances and other settlements amount includes a contingent liability related to the BofA® Global Capital Management transaction in April 2016.

(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include investments in CLOs.
(4)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2016

	December 31,	Realized and Unrealized Gains (Losses) in Earnings		Sales and	Issuances and other	Transfers into	Transfers out of	June 30,	Total Net Unrealized Gains (Losses) Included in
(in millions)	2015	and OCI	Purchases	Maturities	Settlements(1)	Level 3	Level 3	2016	Earnings(2)
Assets:
Investments
Available-for-sale securities(3)	$23	$—	$23	$—	$—	$—	$(46)	$—
Trading	2	—	4	—	—	—	(3)	3
Total investments	25	—	27	—	—	—	(49)	3
Assets of consolidated VIEs - Private equity	196	2	—	(9)	—	—	—	189	$2
Total Level 3 assets	$221	$2	$27	$(9)	$—	$—	$(49)	$192
Liabilities:
Other liabilities(4)	$48	$2	$—	$—	$75	$—	$—	$121	$2

(1)       Issuances and other settlements amount includes a contingent liability related to the BofA Global Capital Management transaction in April 2016.

(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include investments in CLOs.
(4)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At June 30, 2017 and December 31, 2016, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	June 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$5,508	$5,508	$6,091	$6,091	Level 1	(1) (2)
Accounts receivable	2,984	2,984	2,350	2,350	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	74	74	84	84	Level 1	(1) (2)
Other assets	60	60	25	25	Level 1	(1) (4)

Financial Liabilities:
Accounts payable and accrued liabilities	1,520	1,520	1,094	1,094	Level 1	(3)
Long-term borrowings	4,970	5,225	4,915	5,165	Level 2	(5)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(2)

At June 30, 2017 and December 31, 2016, approximately $136 million and $132 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. In addition, at June 30, 2017 and December 31, 2016, approximately $21 million and $13 million, respectively, of money market funds were recorded within cash and cash equivalents of consolidated VIEs.  Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.
(4)	Other assets primarily include restricted cash.
(5)

Long-term borrowings are recorded at amortized cost net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of June 2017 and December 2016, respectively. See Note 10, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

June 30, 2017
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$253	$11	Daily/Monthly (21%) Quarterly (54%) N/R (25%)	1 – 90 days
Private equity funds	(b)	87	67	N/R	N/R
Real assets funds	(c)	261	113	Quarterly (86%) N/R (14%)	60 days
Other		18	22	Daily/Monthly (62%) N/R (38%)	3 – 5 days
Consolidated VIEs:
Private equity funds of funds	(d)	77	20	N/R	N/R
Hedge fund	(a)	22	—	Quarterly	90 days
Real assets funds	(c)	42	54	N/R	N/R
Total		$760	$287

December 31, 2016
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$237	$14	Daily/Monthly (21%) Quarterly (51%) N/R (28%)	1 – 90 days
Private equity funds	(b)	90	62	N/R	N/R
Real assets funds	(c)	60	35	Quarterly (41%) N/R (59%)	60 days
Other		12	9	Daily/Monthly (42%) N/R (58%)	3 – 5 days
Consolidated VIEs:
Private equity funds of funds	(d)	89	16	N/R	N/R
Hedge fund	(a)	36	—	Quarterly	90 days
Real assets funds	(c)	27	21	N/R	N/R
Total		$551	$157

N/R – not redeemable

(1)

Comprised of equity method investments, which include investments in investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of six years at June 30, 2017 and approximately one year at December 31, 2016.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately five years at both June 30, 2017 and December 31, 2016.

(c)

This category includes several real assets funds that invest directly in real estate, real estate related assets and infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions as a result of the liquidation of the underlying assets of the funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately eight years at June 30, 2017 and six years at December 31, 2016. The total remaining unfunded commitments to other third-party funds were $167 million and $56 million at June 30, 2017 and December 31, 2016, respectively. The Company had contractual obligations to the consolidated funds of $137 million at both June 30, 2017 and $56 million at December 31, 2016.

(d)  This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately five years at both June 30, 2017 and December 31, 2016. The total remaining unfunded commitments to other third-party funds were $20 million and $16 million at June 30, 2017 and December 31, 2016, respectively. The Company had contractual obligations to the consolidated funds of $24 million at both June 30, 2017 and December 31, 2016.

7.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At June 30, 2017, the Company had outstanding total return swaps with aggregate notional values of approximately $588 million. At December 31, 2016, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $572 million and $42 million, respectively.

Gains (losses) on the total return swaps are recorded in nonoperating income (expense) and were $(30) million and $(64) million for the three and six months ended June 30, 2017, respectively.  Gains (losses) on total return swaps were not material for the three and six months ended June 30, 2016.

Gains (losses) on the interest rate swaps are recorded in nonoperating income (expense) and were not material for the three and six months ended June 30, 2017 and 2016.

The Company has entered into a derivative providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At June 30, 2017 and December 31, 2016, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $1.2 billion and $107 million, respectively.

Gains (losses) on the forward foreign currency exchange contracts are recorded in other general and administration expense and were $25 million and $29 million for the three and six months ended June 30, 2017, respectively. Gains (losses) on the forward foreign currency exchange contracts were not material for the three and six months ended June 30, 2016.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies.  The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and six months ended June 30, 2017 and 2016.

The fair value of the outstanding derivatives mentioned above were not material at June 30, 2017 and December 31, 2016.

See Note 12, Borrowings, in the 2016 Form 10-K for more information on the Company’s net investment hedge.

8.  Goodwill

Goodwill activity during the six months ended June 30, 2017 was as follows:

(in millions)
December 31, 2016	$13,118
Acquisition (1)	91
Goodwill adjustments related to Quellos (2)	(10)
June 30, 2017	$13,199

(1)

Amount represents goodwill in connection with the First Reserve Transaction, which expanded the Company’s energy and power infrastructure platform.  Total consideration included $120 million of contingent consideration at fair value at time of close.

(2)

The decrease in goodwill during the six months ended June 30, 2017 primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $184 million and $200 million at June 30, 2017 and December 31, 2016, respectively

9.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2016	$17,178	$185	$17,363
Amortization expense	—	(50)	(50)
Acquisition (1)	—	110	110
June 30, 2017	$17,178	$245	$17,423

(1) In connection with the First Reserve Transaction, the Company acquired $110 million of finite-lived assets with a weighted-average estimated life of approximately nine years.

10.  Borrowings

Short-Term Borrowings

2017 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2017 to extend the maturity date to April 2022 (the “2017 credit facility”). The 2017 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2017 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2017 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2017. The 2017 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At June 30, 2017, the Company had no amount outstanding under the 2017 credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2017 credit facility. At June 30, 2017, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices and foreign exchange rates at June 30, 2017 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
5.00% Notes due 2019	$1,000	$(1)	$999	$1,074
4.25% Notes due 2021	750	(4)	746	805
3.375% Notes due 2022	750	(4)	746	780
3.50% Notes due 2024	1,000	(6)	994	1,050
1.25% Notes due 2025	798	(6)	792	809
3.20% Notes due 2027	700	(7)	693	707
Total Long-term Borrowings	$4,998	$(28)	$4,970	$5,225

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

In April 2017, the net proceeds of the 2027 Notes were used to fully repay $700 million in aggregate principal amount outstanding of 6.25% notes prior to their maturity in September 2017.

See Note 12, Borrowings, in the 2016 Form 10-K for more information regarding the Company’s borrowings.

11.  Commitments and Contingencies

Investment Commitments.    At June 30, 2017, the Company had $298 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $298 million, the Company had approximately $3 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Lease Commitment. In May 2017, the Company entered into an agreement with 50 HYMC Owner LLC, for the lease of approximately 847,000 square feet of office space located at 50 Hudson Yards, New York, New York. The term of the lease is twenty years from the date that rental payments begin, expected to occur in May 2023, with the option to renew for a specified term.

Future minimum commitments of annual base rental payments under this operating lease are as follows:

(in millions)
Year	Amount
2023	$34
2024	51
2025	51
2026	51
2027	51
Thereafter	1,007
Total	$1,245

Contingencies

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products.  The fair value of the remaining aggregate contingent payments at June 30, 2017 totaled $218 million, including $120 million related to the First Reserve Transaction, and is included in other liabilities on the condensed consolidated statements of financial condition.

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

Between November 12, 2015 and November 16, 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”), BlackRock US Core Property Fund, Inc. (formerly known as BlackRock Granite Property Fund, Inc.) (“Granite Fund”), and certain other Granite Fund related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June

16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which manages the Property, and certain other non-BlackRock related entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs allege, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and seek monetary, including punitive, damages. Additionally, on March 16, 2016, three former tenants of the Library Gardens apartment unit that experienced the balcony collapse sued the BlackRock Parties. The former tenants, who witnessed (but were not physically injured in) the accident make allegations virtually identical to those in the other previously filed actions and claim that, as a result of the collapse, they suffered unspecified emotional damage. Several defendants also filed cross-complaints alleging a variety of claims, including claims against the BlackRock Parties for contribution, negligence, and declaratory relief. BlackRock believes the claims against the BlackRock Parties are without merit and intends to vigorously defend the actions.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory affiliates, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court.  The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws, purportedly by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash."  Plaintiffs seek unspecified monetary damages. The Plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, plaintiffs filed an amended complaint. The defendants filed a motion for judgment on the pleadings dismissing that complaint. On April 27, 2017, the court granted the defendants' motion in part and denied it in part.  The defendants believe the claims in this lawsuit are without merit and intend to vigorously defend the action.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At June 30, 2017, the Company indemnified certain of its clients for their securities lending loan balances of approximately $184.8 billion. The Company held, as agent, cash and securities totaling $198.1 billion as collateral for indemnified securities on loan at June 30, 2017. The fair value of these indemnifications was not material at June 30, 2017.

12.  Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the six months ended June 30, 2017 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2016	2,987,588	$318.04
Granted	1,032,221	$375.93
Converted	(1,294,073)	$319.78
Forfeited	(30,438)	$338.43
June 30, 2017(1)	2,695,298	$339.14

(1)	At June 30, 2017, approximately 2.4 million awards are expected to vest and 0.3 million awards have vested but have not been converted.

In January 2017, the Company granted 699,991 RSUs or shares of restricted stock to employees as part of 2016 annual incentive compensation that vest ratably over three years from the date of grant and 277,313 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2020.  The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.  The total fair market value of RSUs/restricted stock granted to employees during the six months ended June 30, 2017 was $388 million.

At June 30, 2017, the intrinsic value of outstanding RSUs was $1.1 billion, reflecting a closing stock price of $422.41.

At June 30, 2017, total unrecognized stock-based compensation expense related to unvested RSUs was $434 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.4 years.

Performance-Based RSUs.

Performance-based RSU activity for the six months ended June 30, 2017 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2016	610,371	$315.65
Granted	294,584	$375.27
Forfeited	(1,430)	$296.12
June 30, 2017	903,525	$335.12

In January 2017, the Company granted 293,385 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2020. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the six months ended June 30, 2017 was $111 million.

At June 30, 2017, the intrinsic value of outstanding performance-based RSUs was $382 million, reflecting a closing stock price of $422.41.

At June 30, 2017, total unrecognized stock-based compensation expense related to unvested performance-based awards was $157 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.7 years.

Market Performance-based RSUs.

Market performance-based RSUs activity for the six months ended June 30, 2017 is summarized below.

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2016	803,474	$151.20
Converted	(517,138)	$126.76
June 30, 2017(1)	286,336	$195.33

(1)   The market performance-based RSUs require that separate 15%, 25% and 35% share price appreciation targets be achieved during the six-year term of the awards. The awards are split into three tranches and each tranche may vest if the specified target increase in share price is met.  At June 30, 2017 approximately 0.2 million awards are expected to vest and an immaterial amount of awards have vested and have not been converted.

See Note 14, Stock-Based Compensation, in the 2016 Form 10-K for more information on market performance-based RSUs.

At June 30, 2017, the intrinsic value of outstanding market performance-based RSUs was $121 million reflecting a closing stock price of $422.41.

At June 30, 2017, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $7 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of less than one year.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”), including performance-based and market performance-based RSUs. The current share surrender agreement commits PNC to provide BlackRock Series C nonvoting participating preferred stock to fund the remaining committed shares. As of June 30, 2017, 3.8 million shares had been surrendered by PNC.

517,138 shares were surrendered by PNC in the first quarter of 2017.

At June 30, 2017, the remaining shares committed by PNC of 0.2 million were available to fund certain future long-term incentive awards.

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

At June 30, 2017, the Company was required to maintain approximately $1.6 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

14.  Accumulated Other Comprehensive Income (Loss)

The following tables present changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2017 and 2016:

(in millions)	Foreign currency translation adjustments(1)	Other(2)	Total
For the Three Months Ended June 30, 2017
March 31, 2017	$(681)	$4	$(677)
Net other comprehensive income (loss) for the three months ended June 30, 2017	102	—	102
June 30, 2017	$(579)	$4	$(575)
For the Six Months Ended June 30, 2017
December 31, 2016	$(721)	$5	$(716)
Net other comprehensive income (loss) for the six months ended June 30, 2017	142	(1)	141
June 30, 2017	$(579)	$4	$(575)

(1)

Amount for the three and six months ended June 30, 2017 includes a loss from a net investment hedge of $31 million (net of a tax benefit of $18 million) and $38 million (net of a tax benefit of $22 million), respectively.

(2)  Other includes amounts related to benefit plans and available-for-sale investments.

(in millions)	Foreign currency translation adjustments(1)	Other(2)	Total
For the Three Months Ended June 30, 2016
March 31, 2016	$(478)	$4	$(474)
Net other comprehensive income (loss) for the three months ended June 30, 2016	(87)	1	(86)
June 30, 2016	$(565)	$5	$(560)
For the Six Months Ended June 30, 2016
December 31, 2015	$(452)	$4	$(448)
Net other comprehensive income (loss) for the six months ended June 30, 2016	(113)	1	(112)
June 30, 2016	$(565)	$5	$(560)

(1) Amount for the three and six months ended June 30, 2016 includes a gain from a net investment hedge of $12 million (net of tax of $8 million) and a loss of $11 million (net of a tax benefit of $6 million), respectively.

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

Share Repurchases.    The Company repurchased 1.4 million common shares in open market transactions under the share repurchase program for approximately $550 million during the six months ended June 30, 2017.  At June 30, 2017, there were 7.6 million shares still authorized to be repurchased.

PNC Capital Contribution.   During the three months ended March 31, 2017, PNC surrendered to BlackRock 517,138 shares of BlackRock Series C Preferred to fund certain LTIP awards.

16. Restructuring Charge

A restructuring charge of $76 million ($53 million after-tax), comprised of $44 million of severance and $32 million of expense related to the accelerated amortization of previously granted deferred cash and equity compensation awards, was recorded in the first quarter of 2016 in connection with a project to streamline and simplify the organization.  At June 30, 2017 and December 31, 2016, the restructuring liability was $2 million and $4 million, respectively, and is included within other liabilities on the condensed consolidated statements of financial condition.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2017 and 2016 under the treasury stock method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2017	2016	2017	2016
Net income attributable to BlackRock	$857	$789	$1,719	$1,446
Basic weighted-average shares outstanding	162,502,465	164,758,612	162,758,112	165,073,371
Dilutive effect of nonparticipating RSUs and stock options	1,647,396	1,880,678	1,786,648	1,950,188
Total diluted weighted-average shares outstanding	164,149,861	166,639,290	164,544,760	167,023,559
Basic earnings per share	$5.27	$4.79	$10.56	$8.76
Diluted earnings per share	$5.22	$4.73	$10.45	$8.66

18.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment as defined in ASC 280-10.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees by product type, technology and risk management revenue, distribution fees, and advisory and other revenue for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Equity	$1,378	$1,278	$2,677	$2,462
Fixed income	713	657	1,404	1,280
Multi-asset	289	293	566	580
Alternatives	206	216	412	412
Cash management	137	119	264	222
Total investment advisory, administration fees, securities lending revenue and performance fees	2,723	2,563	5,323	4,956
Technology and risk management revenue	164	146	322	287
Distribution fees	5	11	12	22
Advisory and other revenue	73	84	132	163
Total revenue	$2,965	$2,804	$5,789	$5,428

The following table illustrates total revenue for the three and six months ended June 30, 2017 and 2016 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
Revenue	2017	2016	2017	2016
Americas	$2,012	$1,876	$3,951	$3,646
Europe	803	792	1,550	1,514
Asia-Pacific	150	136	288	268
Total revenue	$2,965	$2,804	$5,789	$5,428

The following table illustrates long-lived assets that consist of goodwill and property and equipment at June 30, 2017 and December 31, 2016 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	June 30,	December 31,
Long-lived Assets	2017	2016
Americas	$13,498	$13,424
Europe	163	163
Asia-Pacific	87	90
Total long-lived assets	$13,748	$13,677

Americas primarily is comprised of the United States and Canada, while Europe primarily is comprised of the United Kingdom and Luxembourg. Asia-Pacific primarily is comprised of Hong Kong, Australia, Japan and Singapore.

19.  Subsequent Events

In June 2017, the Company announced that it entered into an agreement for a minority investment in Scalable Capital, a digital investment manager in Europe. The transaction is expected to close in the third quarter of 2017, subject to customary regulatory approvals and closing conditions.

In July 2017, the Company completed the acquisition of Cachematrix, a leading provider of financial technology which simplifies the cash management process for banks and their corporate clients in a streamlined, open-architecture platform.

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

In addition to risk factors previously disclosed in BlackRock’s Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of future acquisitions or divestitures; (6) the unfavorable resolution of legal proceedings; (7) the extent and timing of any share repurchases; (8) the impact, extent and timing of technological changes and the adequacy of intellectual property, information and cyber security protection; (9) the potential for human error in connection with BlackRock’s operational systems; (10) the impact of legislative and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or The PNC Financial Services Group, Inc. (“PNC”); (11) changes in law and policy and uncertainty pending any such changes; (12) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (13) the ability to attract and retain highly talented professionals; (14) fluctuations in the carrying value of BlackRock’s economic investments; (15) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (16) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (17) the failure by a key vendor of BlackRock to fulfill its obligations to the Company; (18) any disruption to the operations of third parties whose functions are integral to BlackRock’s ETF platform; (19) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (20) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $5.689 trillion of AUM at June 30, 2017. With approximately 13,000 employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

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

At June 30, 2017, PNC held 21.3% of the Company’s voting common stock and 21.8% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Certain items previously reported have been reclassified to conform to the current period presentation.  For more information on the current period’s reclassification, see “Discussion of Financial Results – Revenue” herein.

OTHER DEVELOPMENTS

Acquisitions

The Company completed the acquisition of the equity infrastructure franchise of First Reserve in June 2017 (“First Reserve Transaction”), expanding the Company’s energy and power infrastructure platform. Total consideration for the transaction was approximately $193 million, including $120 million of contingent consideration at fair value at time of close.

In June 2017, the Company announced that it entered into an agreement for a minority investment in Scalable Capital, a digital investment manager in Europe.  The transaction is expected to close in the third quarter of 2017, subject to customary regulatory approvals and closing conditions.

In July 2017, the Company completed the acquisition of Cachematrix, a leading provider of financial technology which simplifies the cash management process for banks and their corporate clients in a streamlined, open-architecture platform.

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

EXECUTIVE SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2017	2016	2017	2016
GAAP basis:
Total revenue	$2,965	$2,804	$5,789	$5,428
Total expense	1,723	1,631	3,400	3,292
Operating income	1,242	1,173	2,389	2,136
Operating margin	41.9%	41.8%	41.3%	39.4%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(9)	(31)	(25)	(69)
Income tax expense	(376)	(353)	(645)	(621)
Net income attributable to BlackRock	$857	$789	$1,719	$1,446
Diluted earnings per common share	$5.22	$4.73	$10.45	$8.66
Effective tax rate	30.5%	30.9%	27.3%	30.1%
As adjusted(1):
Operating income	$1,246	$1,179	$2,397	$2,226
Operating margin	43.9%	43.9%	43.3%	42.8%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(9)	(31)	(25)	(69)
Net income attributable to BlackRock	$860	$797	$1,725	$1,508
Diluted earnings per common share	$5.24	$4.78	$10.48	$9.03
Effective tax rate	30.5%	30.6%	27.3%	30.1%
Other:
Assets under management (end of period)	$5,689,273	$4,890,121	$5,689,273	$4,890,121
Diluted weighted-average common shares outstanding(2)	164,149,861	166,639,290	164,544,760	167,023,559
Common and preferred shares outstanding (end of period)	162,207,216	164,463,297	162,207,216	164,463,297
Book value per share(3)	$181.47	$173.70	$181.47	$173.70
Cash dividends declared and paid per share	$2.50	$2.29	$5.00	$4.58

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)	Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at June 30 of the respective period-end.

THREE MONTHS ENDED JUNE 30, 2017 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2016

GAAP.    Operating income of $1,242 million increased $69 million and operating margin of 41.9% increased 10 bps from the second quarter of 2016. Operating income and operating margin growth reflected higher year-over-year base fees, and technology and risk management revenue, partially offset by higher volume-related expense, as a result of higher average AUM, and higher general and administration, and compensation and benefits expense.  Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests (“NCI”), increased $22 million driven by higher net gains on investments.

Earnings per diluted common share increased $0.49, or 10%, from the second quarter of 2016, driven primarily by higher operating income and the benefit of share repurchases.

As Adjusted.    Operating income of $1,246 million increased $67 million from the second quarter of 2016.  Income tax expense for the prior year’s quarter excluded a $4 million net noncash expense.  Earnings per diluted common share increased $0.46, or 10%, from the second quarter of 2016.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2016

GAAP.    Operating income of $2,389 million increased $253 million and operating margin of 41.3% increased 190 bps from the six months ended June 30, 2016. Operating income and operating margin growth reflected higher year-over-year base fees, and technology and risk management revenue, partially offset by higher compensation and benefits, and volume-related expense, and approximately $22 million of expense associated with the strategic repositioning of the active equity platform.  Operating income for the six months ended June 30, 2016 included a restructuring charge of $76 million in connection with a project to streamline and simplify the organization.  Nonoperating income (expense), less net income (loss) attributable to NCI, increased $44 million driven by higher net gains on investments.  Nonoperating results for the six months ended June 30, 2017 included a “make-whole” redemption premium of $14 million related to the refinancing of $700 million of 6.25% notes, which were paid prior to their September 2017 maturity.

Income tax expense for the six months ended June 30, 2017 included an $81 million discrete tax benefit reflecting the adoption of new accounting guidance related to stock-based compensation awards that vested in the first quarter of 2017.  See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $1.79, or 21%, from the six months ended June 30, 2016, driven primarily by higher operating income, including the effect of a restructuring charge recorded in the first quarter of 2016, a lower effective tax rate due to the adoption of new accounting guidance described above and the benefit of share repurchases.

As Adjusted.    Operating income of $2,397 million increased $171 million and operating margin of 43.3% increased 50 bps from the six months ended June 30, 2016.  The pre-tax restructuring charge of $76 million described above was excluded from as adjusted results for the six months ended June 30, 2016.  Income tax expense for the six months ended June 30, 2017 included the $81 million discrete tax benefit described above.  Earnings per diluted common share increased $1.45, or 16%, from the six months ended June 30, 2016.

See Non-GAAP Financial Measures for further information on as adjusted items and the reconciliation to accounting principles generally accepted in the United States (“GAAP“).

For further discussion of BlackRock’s revenue, expense, nonoperating results and income tax expense, see Discussion of Financial Results herein.

NON-GAAP FINANCIAL MEASURES

BlackRock reports its financial results in accordance with GAAP; however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and considers them to be helpful, for both management and investors, in evaluating BlackRock’s financial performance over time. Management also uses non-GAAP financial measures as a benchmark to compare its performance with other companies and to enhance the comparability of this information for the reporting periods presented. Non-GAAP measures may pose limitations because they do not include all of BlackRock’s revenue and expense. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Non-GAAP measures may not be comparable to other similarly titled measures of other companies.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Operating income, GAAP basis	$1,242	$1,173	$2,389	$2,136
Non-GAAP expense adjustments:
Restructuring charge	—	—	—	76
PNC LTIP funding obligation	4	6	8	14
Operating income, as adjusted	$1,246	$1,179	$2,397	$2,226
Revenue, GAAP basis	$2,965	$2,804	$5,789	$5,428
Non-GAAP adjustments:
Distribution and servicing costs	(121)	(109)	(238)	(206)
Amortization of deferred sales commissions	(4)	(9)	(9)	(19)
Revenue used for operating margin measurement	$2,840	$2,686	$5,542	$5,203
Operating margin, GAAP basis	41.9%	41.8%	41.3%	39.4%
Operating margin, as adjusted	43.9%	43.9%	43.3%	42.8%

•

Operating income, as adjusted, includes non-GAAP expense adjustments.  The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. For the six months ended June 30, 2016, a restructuring charge comprised of severance and accelerated amortization expense of previously granted deferred compensation awards has been excluded to provide an analysis of BlackRock’s ongoing operations and to ensure comparability among periods presented.

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

(2) Net income attributable to BlackRock, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2017	2016	2017	2016
Net income attributable to BlackRock, GAAP basis	$857	$789	$1,719	$1,446
Non-GAAP adjustments:
Restructuring charge (including $23 tax benefit)	—	—	—	53
PNC LTIP funding obligation, net of tax	3	4	6	9
Income tax matters	—	4	—	—
Net income attributable to BlackRock, as adjusted	$860	$797	$1,725	$1,508
Diluted weighted-average common shares outstanding(3)	164.1	166.6	164.5	167.0
Diluted earnings per common share, GAAP basis(3)	$5.22	$4.73	$10.45	$8.66
Diluted earnings per common share, as adjusted(3)	$5.24	$4.78	$10.48	$9.03

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

AUM and Net Inflows (Outflows) by Client Type

	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2017	2017	2016	2016	2017	2017	2017
Retail	$586,756	$564,333	$541,952	$544,427	$6,510	$11,134	$6,462
iShares ETFs	1,528,236	1,413,335	1,287,879	1,154,122	73,755	138,236	238,793
Institutional:
Active	1,075,855	1,037,233	1,009,974	1,009,721	4,589	3,580	17,416
Index	2,093,193	2,013,905	1,901,681	1,796,654	8,662	20,906	54,133
Total institutional	3,169,048	3,051,138	2,911,655	2,806,375	13,251	24,486	71,549
Long-term	5,284,040	5,028,806	4,741,486	4,504,924	93,516	173,856	316,804
Cash management	402,575	388,935	403,584	374,684	10,178	(5,527)	26,841
Advisory(1)	2,658	2,736	2,782	10,513	(78)	(114)	(7,570)
Total	$5,689,273	$5,420,477	$5,147,852	$4,890,121	$103,616	$168,215	$336,075

AUM and Net Inflows (Outflows) by Product Type

	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2017	2017	2016	2016	2017	2017	2017
Equity	$3,014,696	$2,865,515	$2,657,176	$2,432,558	$38,370	$82,428	$153,743
Fixed income	1,704,624	1,630,569	1,572,365	1,566,656	42,915	76,288	138,576
Multi-asset	436,736	411,565	395,007	386,520	9,524	11,073	18,967
Alternatives:
Core	97,551	90,914	88,630	89,912	1,852	2,854	2,663
Currency and commodities(2)	30,433	30,243	28,308	29,278	855	1,213	2,855
Subtotal	127,984	121,157	116,938	119,190	2,707	4,067	5,518
Long-term	5,284,040	5,028,806	4,741,486	4,504,924	93,516	173,856	316,804
Cash management	402,575	388,935	403,584	374,684	10,178	(5,527)	26,841
Advisory(1)	2,658	2,736	2,782	10,513	(78)	(114)	(7,570)
Total	$5,689,273	$5,420,477	$5,147,852	$4,890,121	$103,616	$168,215	$336,075
AUM and Net Inflows (Outflows) by Investment Style

	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2017	2017	2016	2016	2017	2017	2017
Active	$1,598,591	$1,543,519	$1,501,052	$1,510,424	$7,535	$5,692	$9,185
Index and iShares ETFs	3,685,449	3,485,287	3,240,434	2,994,500	85,981	168,164	307,619
Long-term	5,284,040	5,028,806	4,741,486	4,504,924	93,516	173,856	316,804
Cash management	402,575	388,935	403,584	374,684	10,178	(5,527)	26,841
Advisory(1)	2,658	2,736	2,782	10,513	(78)	(114)	(7,570)
Total	$5,689,273	$5,420,477	$5,147,852	$4,890,121	$103,616	$168,215	$336,075

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares ETFs.

Component Changes in AUM for the Three Months Ended June 30, 2017

The following table presents the component changes in AUM by client type and product type for the three months ended June 30, 2017.

	March 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2017	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Retail:
Equity	$208,181	$(553)	$-	$5,524	$2,656	$215,808	$212,757
Fixed income	230,003	7,091	-	1,940	1,898	240,932	236,361
Multi-asset	110,702	(149)	-	2,952	398	113,903	112,530
Alternatives	15,447	121	-	340	205	16,113	16,565
Retail subtotal	564,333	6,510	-	10,756	5,157	586,756	578,213
iShares ETFs:
Equity	1,052,409	51,834	-	29,006	6,601	1,139,850	1,098,998
Fixed income	337,904	20,950	-	2,090	4,047	364,991	351,251
Multi-asset	2,890	269	-	77	4	3,240	3,065
Alternatives	20,132	702	-	(772)	93	20,155	20,296
iShares ETFs subtotal	1,413,335	73,755	-	30,401	10,745	1,528,236	1,473,610
Institutional:
Active:
Equity	124,817	(4,386)	-	4,282	1,733	126,446	126,151
Fixed income	543,782	(2,217)	-	8,088	3,999	553,652	549,297
Multi-asset	290,729	9,458	-	5,249	6,485	311,921	300,779
Alternatives	77,905	1,734	3,264	222	711	83,836	79,275
Active subtotal	1,037,233	4,589	3,264	17,841	12,928	1,075,855	1,055,502
Index:
Equity	1,480,108	(8,525)	-	48,500	12,509	1,532,592	1,513,735
Fixed income	518,880	17,091	-	(3,791)	12,869	545,049	536,685
Multi-asset	7,244	(54)	-	457	25	7,672	7,551
Alternatives	7,673	150	-	(56)	113	7,880	7,800
Index subtotal	2,013,905	8,662	-	45,110	25,516	2,093,193	2,065,771
Institutional subtotal	3,051,138	13,251	3,264	62,951	38,444	3,169,048	3,121,273
Long-term	5,028,806	93,516	3,264	104,108	54,346	5,284,040	5,173,096
Cash management	388,935	10,178	-	406	3,056	402,575	401,996
Advisory(4)	2,736	(78)	-	(62)	62	2,658	2,693
Total	$5,420,477	$103,616	$3,264	$104,452	$57,464	$5,689,273	$5,577,785

(1)	Amount represents AUM acquired in the First Reserve Transaction.

(2) Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3) Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

(4) Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the three months ended June 30, 2017.

	March 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2017	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Active:
Equity	$285,716	$(7,641)	$-	$8,546	$3,575	$290,196	$288,982
Fixed income	763,020	4,012	-	10,018	5,572	782,622	774,232
Multi-asset	401,431	9,309	-	8,201	6,883	425,824	413,309
Alternatives	93,352	1,855	3,264	562	916	99,949	95,840
Active subtotal	1,543,519	7,535	3,264	27,327	16,946	1,598,591	1,572,363
Index and iShares ETFs:
iShares:
Equity	1,052,409	51,834	-	29,006	6,601	1,139,850	1,098,998
Fixed income	337,904	20,950	-	2,090	4,047	364,991	351,251
Multi-asset	2,890	269	-	77	4	3,240	3,065
Alternatives	20,132	702	-	(772)	93	20,155	20,296
iShares ETFs subtotal	1,413,335	73,755	-	30,401	10,745	1,528,236	1,473,610
Non-ETF Index:
Equity	1,527,390	(5,823)	-	49,760	13,323	1,584,650	1,563,661
Fixed income	529,645	17,953	-	(3,781)	13,194	557,011	548,111
Multi-asset	7,244	(54)	-	457	25	7,672	7,551
Alternatives	7,673	150	-	(56)	113	7,880	7,800
Non-ETF Index subtotal	2,071,952	12,226	-	46,380	26,655	2,157,213	2,127,123
Index & iShares ETFs subtotal	3,485,287	85,981	-	76,781	37,400	3,685,449	3,600,733
Long-term	5,028,806	93,516	3,264	104,108	54,346	5,284,040	5,173,096
Cash management	388,935	10,178	-	406	3,056	402,575	401,996
Advisory(4)	2,736	(78)	-	(62)	62	2,658	2,693
Total	$5,420,477	$103,616	$3,264	$104,452	$57,464	$5,689,273	$5,577,785

(1)	Amount represents AUM acquired in the First Reserve Transaction.

(2) Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for the three months ended June 30, 2017.

	March 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2017	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Equity	$2,865,515	$38,370	$-	$87,312	$23,499	$3,014,696	$2,951,641
Fixed income	1,630,569	42,915	-	8,327	22,813	1,704,624	1,673,594
Multi-asset	411,565	9,524	-	8,735	6,912	436,736	423,925
Alternatives:
Core	90,914	1,852	3,264	589	932	97,551	93,411
Currency and commodities(4)	30,243	855	-	(855)	190	30,433	30,525
Alternatives subtotal	121,157	2,707	3,264	(266)	1,122	127,984	123,936
Long-term	5,028,806	93,516	3,264	104,108	54,346	5,284,040	5,173,096
Cash management	388,935	10,178	-	406	3,056	402,575	401,996
Advisory(5)	2,736	(78)	-	(62)	62	2,658	2,693
Total	$5,420,477	$103,616	$3,264	$104,452	$57,464	$5,689,273	$5,577,785

(1)	Amount represents AUM acquired in the First Reserve Transaction.

(2)  Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)	Amounts include commodity iShares ETFs.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $268.8 billion, or 5%, to $5.7 trillion at June 30, 2017 from $5.4 trillion at March 31, 2017, driven by net market appreciation, positive net inflows, the impact of foreign exchange movements and AUM acquired in the First Reserve Transaction.

Net market appreciation of $104.5 billion was driven by higher U.S. and global equity markets.

Long-term net inflows of $93.5 billion included $73.8 billion, $13.3 billion and $6.5 billion from iShares ETFs, institutional clients and retail clients, respectively.  Net flows in long-term products are described below.

•

iShares ETFs net inflows of $73.8 billion were led by equity net inflows of $51.8 billion, driven by both U.S. and international equity market exposures. Fixed income net inflows of $21.0 billion reflected inflows into investment grade corporate, emerging markets debt and treasury bond funds. Commodities iShares generated $0.7 billion of net inflows.

•	Institutional index net inflows of $8.7 billion reflected fixed income net inflows of $17.1 billion, partially offset by equity net outflows of $8.5 billion.
•

Retail net inflows of $6.5 billion reflected net inflows of $3.5 billion internationally and $3.0 billion in the United States. Fixed income net inflows of $7.1 billion were diversified across all strategies, led by net inflows into municipal, total return and unconstrained categories. Equity net outflows of $0.6 billion reflected outflows from European and U.S. equities.

•

Institutional active net inflows of $4.6 billion were led by multi-asset net inflows of $9.5 billion reflecting ongoing demand for the LifePath® target-date series. Alternatives net inflows of $1.7 billion were led by flows into infrastructure offerings. Equity net outflows of $4.4 billion were largely due to outflows from scientific active and fundamental U.S. equities.

Cash management AUM increased 4% to $402.6 billion, driven by $10.2 billion of net inflows.

AUM also increased $57.5 billion due to the impact of foreign exchange movements, primarily resulting from the weakening of the U.S. dollar against the Euro and the British pound.

Component Changes in AUM for the Six Months Ended June 30, 2017

The following table presents the component changes in AUM by client type and product for the six months ended June 30, 2017.

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Retail:
Equity	$196,221	$1,276	$-	$14,782	$3,529	$215,808	$207,755
Fixed income	222,256	11,884	-	4,433	2,359	240,932	231,545
Multi-asset	107,997	(1,893)	-	7,209	590	113,903	111,068
Alternatives	15,478	(133)	-	502	266	16,113	16,078
Retail subtotal	541,952	11,134	-	26,926	6,744	586,756	566,446
iShares ETFs:
Equity	951,252	96,386	-	83,756	8,456	1,139,850	1,050,985
Fixed income	314,707	41,254	-	4,050	4,980	364,991	339,617
Multi-asset	3,149	(109)	-	195	5	3,240	3,003
Alternatives	18,771	705	-	561	118	20,155	19,961
iShares ETFs subtotal	1,287,879	138,236	-	88,562	13,559	1,528,236	1,413,566
Institutional:
Active:
Equity	120,699	(9,062)	-	12,157	2,652	126,446	124,758
Fixed income	536,727	(3,463)	-	13,192	7,196	553,652	546,905
Multi-asset	276,933	13,217	-	13,703	8,068	311,921	292,484
Alternatives	75,615	2,888	3,264	860	1,209	83,836	78,086
Active subtotal	1,009,974	3,580	3,264	39,912	19,125	1,075,855	1,042,233
Index:
Equity	1,389,004	(6,172)	-	128,583	21,177	1,532,592	1,474,598
Fixed income	498,675	26,613	-	1,548	18,213	545,049	522,641
Multi-asset	6,928	(142)	-	709	177	7,672	7,365
Alternatives	7,074	607	-	38	161	7,880	7,584
Index subtotal	1,901,681	20,906	-	130,878	39,728	2,093,193	2,012,188
Institutional subtotal	2,911,655	24,486	3,264	170,790	58,853	3,169,048	3,054,421
Long-term	4,741,486	173,856	3,264	286,278	79,156	5,284,040	5,034,433
Cash management	403,584	(5,527)	-	625	3,893	402,575	401,362
Advisory(4)	2,782	(114)	-	(92)	82	2,658	2,727
Total	$5,147,852	$168,215	$3,264	$286,811	$83,131	$5,689,273	$5,438,522

(1)  Amount represents AUM acquired in the First Reserve Transaction.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the six months ended June 30, 2017.

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Active:
Equity	$275,033	$(14,460)	$-	$24,533	$5,090	$290,196	$285,283
Fixed income	749,996	6,073	-	17,423	9,130	782,622	767,774
Multi-asset	384,930	11,324	-	20,912	8,658	425,824	403,552
Alternatives	91,093	2,755	3,264	1,362	1,475	99,949	94,164
Active subtotal	1,501,052	5,692	3,264	64,230	24,353	1,598,591	1,550,773
Index and iShares ETFs:
iShares
Equity	951,252	96,386	-	83,756	8,456	1,139,850	1,050,985
Fixed income	314,707	41,254	-	4,050	4,980	364,991	339,617
Multi-asset	3,149	(109)	-	195	5	3,240	3,003
Alternatives	18,771	705	-	561	118	20,155	19,961
iShares ETFs subtotal	1,287,879	138,236	-	88,562	13,559	1,528,236	1,413,566
Non-ETF Index
Equity	1,430,891	502	-	130,989	22,268	1,584,650	1,521,828
Fixed income	507,662	28,961	-	1,750	18,638	557,011	533,317
Multi-asset	6,928	(142)	-	709	177	7,672	7,365
Alternatives	7,074	607	-	38	161	7,880	7,584
Non-ETF Index subtotal	1,952,555	29,928	-	133,486	41,244	2,157,213	2,070,094
Index & iShares ETFs subtotal	3,240,434	168,164	-	222,048	54,803	3,685,449	3,483,660
Long-term	4,741,486	173,856	3,264	286,278	79,156	5,284,040	5,034,433
Cash management	403,584	(5,527)	-	625	3,893	402,575	401,362
Advisory(4)	2,782	(114)	-	(92)	82	2,658	2,727
Total	$5,147,852	$168,215	$3,264	$286,811	$83,131	$5,689,273	$5,438,522

(1)	Amount represents AUM acquired in the First Reserve Transaction.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for the six months ended June 30, 2017.

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Equity	$2,657,176	$82,428	$-	$239,278	$35,814	$3,014,696	$2,858,096
Fixed income	1,572,365	76,288	-	23,223	32,748	1,704,624	1,640,708
Multi-asset	395,007	11,073	-	21,816	8,840	436,736	413,920
Alternatives:
Core	88,630	2,854	3,264	1,398	1,405	97,551	91,742
Currency and commodities(4)	28,308	1,213	-	563	349	30,433	29,967
Alternatives subtotal	116,938	4,067	3,264	1,961	1,754	127,984	121,709
Long-term	4,741,486	173,856	3,264	286,278	79,156	5,284,040	5,034,433
Cash management	403,584	(5,527)	-	625	3,893	402,575	401,362
Advisory(5)	2,782	(114)	-	(92)	82	2,658	2,727
Total	$5,147,852	$168,215	$3,264	$286,811	$83,131	$5,689,273	$5,438,522

(1)	Amount represents AUM acquired in the First Reserve Transaction.

(2)  Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(4)	Amounts include commodity iShares ETFs.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $541.4 billion, or 11%, to $5.7 trillion at June 30, 2017 from $5.1 trillion at December 31, 2016, driven by net market appreciation, positive net inflows, the impact of foreign exchange movements and AUM acquired in the First Reserve Transaction.

Net market appreciation of $286.8 billion was primarily driven by higher U.S. and global equity markets.

Long-term net inflows of $173.9 billion were comprised of net inflows of $138.2 billion, $24.5 billion and $11.1 billion from iShares ETFs, institutional clients and retail clients, respectively.  Net flows in long-term products are described below.

•

iShares ETFs net inflows of $138.2 billion were led by equity net inflows of $96.4 billion, with strength in the iShares Core and broad developed market exposures.  Fixed income net inflows of $41.3 billion reflected inflows into investment grade corporate, emerging markets debt and treasury bond funds.

•	Institutional index net inflows of $20.9 billion were driven by fixed income net inflows of $26.6 billion, partially offset by equity net outflows of $6.2 billion.
•

Retail net inflows of $11.1 billion reflected net inflows of $8.5 billion internationally and $2.6 billion in the United States. Retail net inflows were led by fixed income net inflows of $11.9 billion, reflecting inflows into emerging markets, municipal bond funds and unconstrained strategies.

•

Institutional active net inflows of $3.6 billion reflected active multi-asset net inflows of $13.2 billion and $2.9 billion in alternatives, partially offset by active equity net outflows of $9.1 billion and $3.5 billion from fixed income. Multi-asset net inflows were driven by ongoing demand for the LifePath target-date series.  Alternatives net inflows of $2.9 billion were led by inflows into infrastructure offerings. Equity net outflows of $9.1 billion were largely due to outflows from scientific active and fundamental U.S. equities.

Cash management net outflows of $5.5 billion primarily reflected net outflows from offshore and government funds from EMEA and Americas institutional clients, respectively, partially offset by net inflows from offshore and prime strategies from Americas institutional clients.

AUM also increased $83.1 billion due to the impact of foreign exchange movements, primarily resulting from the weakening of the U.S. dollar against the Euro and the British pound.

Component Changes in AUM for the Twelve Months Ended June 30, 2017

The following table presents the component changes in AUM by client type and product for the twelve months ended June 30, 2017.

	June 30,	Net inflows		Market	FX	June 30,	Average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Retail:
Equity	$191,980	$(872)	$-	$24,857	$(157)	$215,808	$201,420
Fixed income	223,710	15,854	-	863	505	240,932	229,597
Multi-asset	111,456	(7,043)	-	9,529	(39)	113,903	110,946
Alternatives	17,281	(1,477)	-	279	30	16,113	16,273
Retail subtotal	544,427	6,462	-	35,528	339	586,756	558,236
iShares ETFs:
Equity	826,768	172,556	-	138,104	2,422	1,139,850	971,426
Fixed income	304,896	63,658	-	(4,688)	1,125	364,991	330,422
Multi-asset	2,328	709	-	202	1	3,240	2,770
Alternatives	20,130	1,870	-	(1,864)	19	20,155	20,761
iShares ETFs subtotal	1,154,122	238,793	-	131,754	3,567	1,528,236	1,325,379
Institutional:
Active:
Equity	120,127	(15,224)	-	22,264	(721)	126,446	123,258
Fixed income	549,686	2,864	-	5,194	(4,092)	553,652	549,815
Multi-asset	264,937	25,407	-	20,209	1,368	311,921	283,762
Alternatives	74,971	4,369	3,264	1,497	(265)	83,836	76,581
Active subtotal	1,009,721	17,416	3,264	49,164	(3,710)	1,075,855	1,033,416
Index:
Equity	1,293,683	(2,717)	-	249,560	(7,934)	1,532,592	1,412,424
Fixed income	488,364	56,200	-	7,214	(6,729)	545,049	509,285
Multi-asset	7,799	(106)	-	304	(325)	7,672	7,628
Alternatives	6,808	756	-	419	(103)	7,880	7,348
Index subtotal	1,796,654	54,133	-	257,497	(15,091)	2,093,193	1,936,685
Institutional subtotal	2,806,375	71,549	3,264	306,661	(18,801)	3,169,048	2,970,101
Long-term	4,504,924	316,804	3,264	473,943	(14,895)	5,284,040	4,853,716
Cash management	374,684	26,841	-	1,070	(20)	402,575	395,485
Advisory(4)	10,513	(7,570)	-	(54)	(231)	2,658	6,132
Total	$4,890,121	$336,075	$3,264	$474,959	$(15,146)	$5,689,273	$5,255,333

(1)  Amount represents AUM acquired in the First Reserve Transaction.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the twelve months ended June 30, 2017.

	June 30,	Net inflows		Market	FX	June 30,	Average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Active:
Equity	$276,348	$(26,841)	$-	$41,321	$(632)	$290,196	$281,929
Fixed income	765,431	14,770	-	5,895	(3,474)	782,622	769,820
Multi-asset	376,393	18,364	-	29,738	1,329	425,824	394,709
Alternatives	92,251	2,892	3,264	1,777	(235)	99,949	92,854
Active subtotal	1,510,423	9,185	3,264	78,731	(3,012)	1,598,591	1,539,312
Index and iShares ETFs:
iShares ETFs:
Equity	826,768	172,556	-	138,104	2,422	1,139,850	971,426
Fixed income	304,896	63,658	-	(4,688)	1,125	364,991	330,422
Multi-asset	2,328	709	-	202	1	3,240	2,770
Alternatives	20,130	1,870	-	(1,864)	19	20,155	20,761
iShares ETFs subtotal	1,154,122	238,793	-	131,754	3,567	1,528,236	1,325,379
Non-ETF Index:
Equity	1,329,442	8,028	-	255,360	(8,180)	1,584,650	1,455,173
Fixed income	496,329	60,148	-	7,376	(6,842)	557,011	518,877
Multi-asset	7,799	(106)	-	304	(325)	7,672	7,627
Alternatives	6,809	756	-	418	(103)	7,880	7,348
Non-ETF Index subtotal	1,840,379	68,826	-	263,458	(15,450)	2,157,213	1,989,025
Index & iShares ETFs subtotal	2,994,501	307,619	-	395,212	(11,883)	3,685,449	3,314,404
Long-term	4,504,924	316,804	3,264	473,943	(14,895)	5,284,040	4,853,716
Cash management	374,684	26,841	-	1,070	(20)	402,575	395,485
Advisory(4)	10,513	(7,570)	-	(54)	(231)	2,658	6,132
Total	$4,890,121	$336,075	$3,264	$474,959	$(15,146)	$5,689,273	$5,255,333

(1)  Amount represents AUM acquired in the First Reserve Transaction.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by product type for the twelve months ended June 30, 2017.

	June 30,	Net inflows		Market	FX	June 30,	Average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Equity	$2,432,558	$153,743	$-	$434,785	$(6,390)	$3,014,696	$2,708,528
Fixed income	1,566,656	138,576	-	8,583	(9,191)	1,704,624	1,619,119
Multi-asset	386,520	18,967	-	30,244	1,005	436,736	405,106
Alternatives:
Core	89,912	2,663	3,264	1,789	(77)	97,551	90,484
Currency and commodities(4)	29,278	2,855	-	(1,458)	(242)	30,433	30,479
Alternatives subtotal	119,190	5,518	3,264	331	(319)	127,984	120,963
Long-term	4,504,924	316,804	3,264	473,943	(14,895)	5,284,040	4,853,716
Cash management	374,684	26,841	-	1,070	(20)	402,575	395,485
Advisory(5)	10,513	(7,570)	-	(54)	(231)	2,658	6,132
Total	$4,890,121	$336,075	$3,264	$474,959	$(15,146)	$5,689,273	$5,255,333

(1)  Amount represents AUM acquired in the First Reserve Transaction.

(2)  Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Amounts include commodity iShares ETFs.
(5)	Advisory AUM represents long-term portfolio liquidation assignments.

AUM increased $799.2 billion, or 16%, to $5.7 trillion at June 30, 2017 from $4.9 trillion at June 30, 2016, driven by net market appreciation, positive net inflows and AUM acquired in the First Reserve Transaction, partially offset by the impact of foreign exchange movements.

Net market appreciation of $475.0 billion was primarily driven by higher U.S. and global equity markets.

Long-term net inflows of $316.8 billion were comprised of net inflows of $238.8 billion, $71.5 billion and $6.5 billion from iShares ETFs, institutional clients and retail clients, respectively.  Net flows in long-term products are described below.

•

iShares ETFs net inflows of $238.8 billion were led by equity net inflows of $172.6 billion, reflecting demand for the Core and broad market exposures. Fixed income net inflows of $63.7 billion reflected inflows into investment grade corporate, emerging markets debt and treasury bond funds.

•	Institutional index net inflows of $54.1 billion were driven by fixed income net inflows of $56.2 billion.
•

Institutional active net inflows of $17.4 billion reflected multi-asset net inflows of $25.4 billion and $4.4 billion in alternatives, partially offset by active equity net outflows of $15.2 billion. Multi-asset net inflows were driven by ongoing demand for the LifePath target-date series.  Alternatives net inflows of $4.4 billion were led by inflows into infrastructure offerings. Active equity net outflows of $15.2 billion were primarily from U.S. equity and global strategies.

•

Retail net inflows of $6.5 billion reflected net inflows of $7.4 billion internationally, partially offset by $0.9 billion of outflows from the United States. Retail net inflows reflected net inflows of $15.9 billion from fixed income products, partially offset by $7.0 billion of net outflows from multi-asset products.  Fixed income net inflows were led by emerging market and municipal bond strategies.

Cash management net inflows of $26.8 billion primarily reflected net inflows into government and offshore funds, partially offset by net outflows from prime strategies from Americas institutional clients ahead of U.S. money market reform. Net inflows also included inflows from EMEA prime strategies.

AUM decreased $15.1 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the U.S. dollar, largely against the Japanese yen and British pound, partially offset by the weakening of the U.S. dollar against the Euro.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and six months ended June 30, 2017 and 2016 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).

Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$412	$406	$814	$792
iShares ETFs	776	656	1,497	1,279
Non-ETF index	178	174	339	338
Equity subtotal	1,366	1,236	2,650	2,409
Fixed income:
Active	428	414	839	810
iShares ETFs	200	172	385	324
Non-ETF index	84	69	169	139
Fixed income subtotal	712	655	1,393	1,273
Multi-asset	282	291	554	575
Alternatives:
Core	156	168	300	332
Currency and commodities	22	20	44	37
Alternatives subtotal	178	188	344	369
Long-term	2,538	2,370	4,941	4,626
Cash management	137	119	264	222
Total base fees	2,675	2,489	5,205	4,848
Investment advisory performance fees:
Equity	12	42	27	53
Fixed income	1	2	11	7
Multi-asset	7	2	12	5
Alternatives	28	28	68	43
Total performance fees	48	74	118	108
Technology and risk management revenue(1)	164	146	322	287
Distribution fees	5	11	12	22
Advisory and other revenue
Advisory(1)	25	26	49	56
Other	48	58	83	107
Advisory and other revenue	73	84	132	163
Total revenue	$2,965	$2,804	$5,789	$5,428

(1)

Beginning with the first quarter of 2017, Aladdin revenue previously reported within “BlackRock Solutions® and advisory” has been presented within “Technology and risk management revenue” on the condensed consolidated statement of income.  The remaining previously reported “BlackRock Solutions and advisory” revenue is currently reported as part of “Advisory and other revenue.” Under the historical presentation, BlackRock Solutions and advisory revenue would have totaled $189 million and $371 million for the three and six months ended June 30, 2017, respectively. The prior period amounts reported for BlackRock Solutions and advisory of $172 million and $343 million for the three and six months ended June 30, 2016, respectively, have been reclassified to conform to the current presentation.

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(2)
	2017	2016	2017	2016	2017	2016	2017	2016
Equity:
Active	15%	16%	5%	6%	15%	16%	5%	6%
iShares ETFs	29%	26%	19%	17%	29%	26%	17%	17%
Non-ETF index	7%	7%	28%	27%	7%	7%	27%	27%
Equity subtotal	51%	49%	52%	50%	51%	49%	49%	50%
Fixed income:
Active	17%	17%	14%	16%	16%	17%	16%	16%
iShares ETFs	7%	7%	6%	6%	7%	7%	6%	6%
Non-ETF index	3%	3%	10%	10%	3%	3%	10%	10%
Fixed income subtotal	27%	27%	30%	32%	26%	27%	32%	32%
Multi-asset	11%	11%	8%	8%	11%	11%	8%	8%
Alternatives:
Core	5%	7%	2%	2%	6%	7%	2%	2%
Currency and commodities	1%	1%	1%	1%	1%	1%	1%	1%
Alternatives subtotal	6%	8%	3%	3%	7%	8%	3%	3%
Long-term	95%	95%	93%	93%	95%	95%	92%	93%
Cash management	5%	5%	7%	7%	5%	5%	8%	7%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Revenue increased $161 million, or 6%, from the second quarter of 2016, driven by growth in base fees, and technology and risk management revenue.

Investment advisory, administration fees and securities lending revenue of $2,675 million increased $186 million from $2,489 million in the second quarter of 2016, reflecting the impact of higher markets and organic growth on average AUM, partially offset by the impact of foreign exchange movements and previously announced pricing changes to select investment products.  Securities lending revenue was $156 million in the current quarter compared with $151 million in the second quarter of 2016.

Investment advisory performance fees of $48 million decreased $26 million from the second quarter of 2016, primarily reflecting lower revenue from equity products.

Technology and risk management revenue of $164 million increased $18 million from $146 million in the second quarter of 2016, reflecting ongoing demand for Aladdin.

Advisory and other revenue of $73 million decreased $11 million from $84 million in the second quarter of 2016, reflecting lower earnings from a strategic minority investment.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Revenue increased $361 million, or 7%, from the six months ended June 30, 2016, driven by growth in base fees, and technology and risk management revenue.

Investment advisory, administration fees and securities lending revenue of $5,205 million increased $357 million from $4,848 million for the six months ended June 30, 2016, reflecting the impact of higher markets and organic growth on average AUM, and the effect of AUM acquired in the BofA® Global Capital Management transaction, partially offset by the impact of foreign exchange movements and previously announced pricing changes to select investment products.

Securities lending revenue was $297 million for the six months ended June 30, 2017 compared with $299 million for the six months ended June 30, 2016.

Investment advisory performance fees of $118 million increased $10 million from the six months ended June 30, 2016, primarily reflecting higher revenue from multi-asset and alternative products, partially offset by lower revenue from equity products.

Technology and risk management revenue of $322 million increased $35 million from $287 million for the six months ended June 30, 2016 reflecting ongoing demand for Aladdin.

Advisory and other revenue of $132 million decreased $31 million from $163 million for the six months ended June 30, 2016, reflecting lower fees from advisory assignments, lower commissions from sales of certain funds and lower fees for distributing certain exchange-traded products.

Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Expense, GAAP:
Employee compensation and benefits	$999	$977	$2,020	$1,924
Distribution and servicing costs	121	109	238	206
Amortization of deferred sales commissions	4	9	9	19
Direct fund expense	224	195	432	383
General and administration:
Marketing and promotional	86	75	155	160
Occupancy and office related	69	72	134	144
Portfolio services	65	53	127	107
Technology	51	42	94	87
Professional services	30	30	54	55
Communications	8	10	16	20
Other general and administration	41	34	71	61
Total general and administration expense	350	316	651	634
Restructuring charge	—	—	—	76
Amortization of intangible assets	25	25	50	50
Total expense, GAAP	$1,723	$1,631	$3,400	$3,292
Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	4	6	8	14
Restructuring charge	—	—	—	76
Total non-GAAP expense adjustments	4	6	8	90
Expense, as adjusted:
Employee compensation and benefits	$995	$971	$2,012	$1,910
Distribution and servicing costs	121	109	238	206
Amortization of deferred sales commissions	4	9	9	19
Direct fund expense	224	195	432	383
General and administration	350	316	651	634
Amortization of intangible assets	25	25	50	50
Total expense, as adjusted	$1,719	$1,625	$3,392	$3,202

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

GAAP.    Expense increased $92 million from the second quarter of 2016, driven primarily by higher general and administration expense, volume-related expense and employee compensation and benefits expense.

Employee compensation and benefits expense increased $22 million, or 2%, from the second quarter of 2016, reflecting higher headcount.

Direct fund expense increased $29 million from the second quarter of 2016, reflecting higher average AUM.

General and administration expense increased $34 million from the second quarter of 2016, reflecting higher portfolio services, technology, and marketing and promotional expense.

As Adjusted.    Expense, as adjusted, increased $94 million, or 6%, to $1,719 million from $1,625 million in the second quarter of 2016. The increase in total expense, as adjusted, is driven primarily by higher general and administration expense, volume-related expense and employee compensation and benefits expense.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

GAAP.    Expense increased $108 million from the six months ended June 30, 2016, driven primarily by higher employee compensation and benefits expense, volume-related expense, and approximately $22 million of expense associated with the strategic repositioning of the active equity platform, partially offset by a restructuring charge recorded in the first quarter of 2016.

Employee compensation and benefits expense increased $96 million, or 5%, from the six months ended June 30, 2016, reflecting higher incentive compensation, higher headcount, and approximately $20 million of severance and accelerated compensation expense associated with the repositioning of the active equity platform.

Distribution and servicing costs totaled $238 million compared with $206 million in the six months ended June 30, 2016, reflecting higher average AUM and the effect of AUM acquired in the BofA Global Capital Management transaction.

Direct fund expense increased $49 million from the six months ended June 30, 2016, reflecting higher average AUM.

General and administration expense increased $17 million from the six months ended June 30, 2016, reflecting higher portfolio services expense.

As Adjusted.    Expense, as adjusted, increased $190 million, or 6%, to $3,392 million from $3,202 million in the six months ended June 30, 2016. The increase in total expense, as adjusted, is driven primarily by higher employee compensation and benefit expense, volume-related expense and the $22 million expense associated with the repositioning of the active equity platform.  The restructuring charge recorded in the first quarter of 2016 has been excluded from the as adjusted results.

Nonoperating Results

Summary and reconciliation of U.S. GAAP nonoperating income (expense) to nonoperating income (expense), as adjusted for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Nonoperating income (expense), GAAP basis(1)	$1	$(25)	$(6)	$(73)
Less: Net income (loss) attributable to NCI	10	6	19	(4)
Nonoperating income (expense), as adjusted, net of NCI(2)(3)	$(9)	$(31)	$(25)	$(69)

(1)

Amounts include a gain of $33 million and $13 million for the three months ended June 30, 2017 and 2016, respectively, attributable to consolidated variable interest entities (“VIEs”). Amounts include a gain of $66 million and $15 million for the six months ended June 30, 2017 and 2016, respectively, attributable to consolidated VIEs.

(2)	Net of income (loss) attributable to NCI.
(3)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and six months ended June 30, 2017 and 2016.

The components of nonoperating income (expense), as adjusted, for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net gain (loss) on investments(1)(2)
Private equity	$8	$7	$14	$9
Real assets	—	1	1	3
Other alternatives(3)	9	4	23	4
Other investments(4)	4	2	25	6
Subtotal	21	14	63	22
Other gains	5	—	5	—
Total net gain (loss) on investments(1)(2)	26	14	68	22
Interest and dividend income	13	6	20	11
Interest expense	(48)	(51)	(113)	(102)
Net interest expense	(35)	(45)	(93)	(91)
Nonoperating income (expense), as adjusted(1)(2)	$(9)	$(31)	$(25)	$(69)

(1)	Net of net income (loss) attributable to NCI. Amounts also include net gain (loss) on consolidated VIEs.
(2)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and six months ended June 30, 2017 and 2016.

(3)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(4)	Amounts include net gains (losses) related to equity and fixed income investments.

Interest expense for the six months ended June 30, 2017 included a “make-whole” redemption premium of $14 million related to refinancing the $700 million 6.25% notes, which were paid prior to their September 2017 maturity.

Income Tax Expense

	GAAP				As Adjusted
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Operating income(1)	$1,242	$1,173	$2,389	$2,136	$1,246	$1,179	$2,397	$2,226
Total nonoperating income (expense)(1)(2)	(9)	(31)	(25)	(69)	(9)	(31)	(25)	(69)
Income before income taxes(2)	$1,233	$1,142	$2,364	$2,067	$1,237	$1,148	$2,372	$2,157
Income tax expense	$376	$353	$645	$621	$377	$351	$647	$649
Effective tax rate	30.5%	30.9%	27.3%	30.1%	30.5%	30.6%	27.3%	30.1%

(1)	See Non-GAAP Financial Measures for further information on and reconciliation of as adjusted items.
(2)	Net of net income (loss) attributable to NCI.

2017.  The six months ended June 30, 2017 income tax expense (GAAP) included an $81 million discrete tax benefit, reflecting the adoption of new accounting guidance related to stock-based compensation awards that vested in the first quarter of 2017.  See Note 2, Significant Accounting Policies, for further information.

2016.  The three months ended June 30, 2016 income tax expense (GAAP) included a $4 million net noncash expense, primarily related to the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes, which has been excluded from as adjusted results.

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

	June 30, 2017
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Funds(2)	As Adjusted
Assets
Cash and cash equivalents	$5,508	$—	$77	$5,431
Accounts receivable	2,984	—	—	2,984
Investments	1,942	—	13	1,929
Assets of consolidated VIEs:
Cash and cash equivalents	74	—	74	—
Investments	1,194	—	192	1,002
Other assets	50	—	50	—
Separate account assets and collateral held under securities lending agreements	173,157	173,157	—	—
Other assets(3)	1,957	—	9	1,948
Subtotal	186,866	173,157	415	13,294
Goodwill and intangible assets, net	30,622	—	—	30,622
Total assets	$217,488	$173,157	$415	$43,916
Liabilities
Accrued compensation and benefits	$1,140	$—	$—	$1,140
Accounts payable and accrued liabilities	1,520	—	—	1,520
Liabilities of consolidated VIEs	295	—	295	—
Borrowings	4,970	—	—	4,970
Separate account liabilities and collateral liabilities under securities lending agreements	173,157	173,157	—	—
Deferred income tax liabilities(4)	4,981	—	—	4,981
Other liabilities	1,538	—	(212)	1,750
Total liabilities	187,601	173,157	83	14,361
Equity
Total stockholders’ equity	29,555	—	—	29,555
Noncontrolling interests	332	—	332	—
Total equity	29,887	—	332	29,555
Total liabilities and equity	$217,488	$173,157	$415	$43,916

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts represent the portion of assets and liabilities of Consolidated Sponsored Investment Funds attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)	Amount includes approximately $5.6 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of June 30, 2017 and December 31, 2016 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.     Cash and cash equivalents at June 30, 2017 and December 31, 2016 included $86 million and $53 million, respectively, of cash held by consolidated VREs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the six months ended June 30, 2017).

Accounts receivable at June 30, 2017 increased $634 million from December 31, 2016 primarily due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities) and higher BlackRock mutual funds and iShares and alternative products receivables. Investments were $1,942 million at June 30, 2017 (for more information see Investments herein). Goodwill and intangible assets increased $141 million from December 31, 2016, primarily due to the goodwill and intangible assets acquired in the First Reserve Transaction, partially offset by $50 million of amortization of intangible assets. Other assets (including property and equipment) increased $333 million from December 31, 2016, primarily related to an increase in current taxes receivable, additional earnings from certain strategic investments and other assets.

Liabilities.    Accrued compensation and benefits at June 30, 2017 decreased $740 million from December 31, 2016, primarily due to 2016 incentive compensation cash payments in the first quarter of 2017, partially offset by 2017 incentive compensation accruals. Accounts payable and accrued liabilities at June 30, 2017 increased $426 million from December 31, 2016 due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable).

Net deferred income tax liabilities at June 30, 2017 increased $141 million, primarily due to the effects of temporary differences associated with stock-based compensation. Other liabilities increased $531 million from December 31, 2016, primarily related to timing of settlements in connection with certain transactions and an increase in contingent liabilities related to the First Reserve Transaction.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,942 million and $1,194 million, respectively, at June 30, 2017. Total Investments include consolidated investments held by sponsored investment funds accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents Total Investments, as adjusted, to enable investors to understand the portion of Total Investments that is owned by the Company, net of NCI, as a gauge to measure the impact of changes in net nonoperating income (expense) on investments to net income (loss) attributable to BlackRock.

The Company further presents net “economic” investment exposure, net of deferred compensation investments and hedged investments, to reflect another helpful measure for investors.  The economic impact of Total Investments held pursuant to deferred compensation arrangements is offset by a change in compensation expense.  The impact of certain investments is substantially mitigated by swap hedges. Carried interest capital allocations are excluded as there is no impact to BlackRock’s stockholders’ equity until such amounts are realized as performance fees. Finally, the Company’s regulatory investment in Federal Reserve Bank stock, which is not subject to market or interest rate risk, is excluded from the Company’s net economic investment exposure.

	June 30,	December 31,
(in millions)	2017	2016
Investments, GAAP	$1,942	$1,595
Investments held by consolidated VIEs, GAAP	1,194	1,008
Total Investments	3,136	2,603
Investments held by consolidated VIEs	(1,194)	(1,008)
Investments held by consolidated VREs	(503)	(465)
Net interest in consolidated VREs	490	444
Net interest in consolidated VIEs(1)	1,002	840
Total Investments, as adjusted	2,931	2,414
Federal Reserve Bank stock	(90)	(89)
Deferred compensation investments	(59)	(66)
Hedged investments	(588)	(614)
Carried interest (VIEs/VREs)	(253)	(126)
Total “economic” investment exposure	$1,941	$1,519

(1)	Amount includes $234 million of carried interest (VIEs) as of June 30, 2017 and $108 million as of December 31, 2016, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(in millions)	2017	2016
Private equity	$333	$334
Real assets	300	94
Other alternatives(1)	258	245
Other investments(2)	1,050	846
Total “economic” investment exposure	$1,941	$1,519

(1)	Other alternatives include distressed credit/mortgage funds/opportunistic funds and hedge funds/funds of hedge funds.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as U.K. government securities, primarily held for regulatory purposes.

As adjusted investment activity for the six months ended June 30, 2017 was as follows:

(in millions)
Total Investments, as adjusted, December 31, 2016	$2,414
Purchases/capital contributions	685
Sales/maturities	(411)
Distributions(1)	(40)
Market appreciation(depreciation)/earnings from equity method investments	131
Carried interest capital allocations/distributions received/acquired	127
Other	25
Total Investments, as adjusted, June 30, 2017	$2,931

(1)	Amount includes distributions representing return of capital and return on investments.

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Funds:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash and cash equivalents, December 31, 2016	$6,091	$53	$6,038
Cash flows from operating activities	1,139	(200)	1,339
Cash flows from investing activities	(361)	(16)	(345)
Cash flows from financing activities	(1,463)	249	(1,712)
Effect of exchange rate changes on cash and cash equivalents	102	—	102
Net change in cash and cash equivalents	(583)	33	(616)
Cash and cash equivalents, June 30, 2017	$5,508	$86	$5,422

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

Cash outflows from investing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the six months ended June 30, 2017 were $345 million and primarily reflected $312 million of investment purchases, $55 million of purchases of property and equipment and $73 million related to the First Reserve Transaction, partially offset by $77 million of net proceeds from sales and maturities of certain investments.

Cash outflows from financing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the six months ended June 30, 2017 were $1,712 million, primarily resulting from $846 million of share repurchases, including $550 million in open market transactions and $296 million of employee tax withholdings related to employee stock transactions, $854 million of cash dividend payments and $700 million of repayments of long-term borrowings, partially offset by $697 million of proceeds from issuance of long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
(in millions)	2017	2016
Cash and cash equivalents(1)	$5,508	$6,091
Cash and cash equivalents held by consolidated VREs(2)	(86)	(53)
Subtotal	5,422	6,038
Credit facility – undrawn	4,000	4,000
Total liquidity resources(3)	$9,422	$10,038

(1)

The percentage of cash and cash equivalents held by the Company’s U.S. subsidiaries was approximately 40% and 50% at June 30, 2017 and December 31, 2016, respectively.  See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)	Amount at December 31, 2016 does not reflect year-end incentive compensation accruals of approximately $1.3 billion, which were paid in the first quarter of 2017.

Total liquidity resources decreased $616 million during the six months ended June 30, 2017, primarily reflecting cash payments of 2016 year-end incentive awards, share repurchases of $846 million and cash dividend payments of $854 million, partially offset by cash flows from other operating activities.

A significant portion of the Company’s $2,931 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.  In January 2017, the Board of Directors approved an increase in the shares that may be repurchased under the Company’s existing share repurchase program to allow for the repurchase of an additional 6 million shares for a total up to 9 million shares of BlackRock common stock.

The Company repurchased 1.4 million common shares in open market transactions under the share repurchase program for approximately $550 million during the six months ended June 30, 2017. At June 30, 2017, there were 7.6 million shares still authorized to be repurchased.

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

BlackRock Institutional Trust Company, N.A. (“BTC”) is chartered as a national bank that does not accept client deposits and whose powers are limited to trust and other fiduciary activities. BTC provides investment management services, including investment advisory and securities lending agency services, to institutional clients. BTC is subject to regulatory capital and liquid asset requirements administered by the Office of the Comptroller of the Currency.

At June 30, 2017 and December 31, 2016, the Company was required to maintain approximately $1.6 billion and $1.4 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2017 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2017 to extend the maturity date to April 2022 (the “2017 credit facility”). The 2017 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2017 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2017 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2017. The 2017 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At June 30, 2017, the Company had no amount outstanding under the 2017 credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion.  The commercial paper program is currently supported by the 2017 credit facility. At June 30, 2017, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At June 30, 2017, the principal amount of long-term borrowings outstanding was $5.0 billion. See Note 12, Borrowings, in the 2016 Form 10-K for more information on borrowings outstanding as of December 31, 2016.

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

In April 2017, the net proceeds of the 2027 Notes were used to fully repay $700 million in aggregate principal amount outstanding of 6.25% notes prior to their maturity in September 2017.

During the six months ended June 30, 2017, the Company paid approximately $121 million of interest on long-term borrowings. Future principal repayments and interest requirements at June 30, 2017 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2017	$—	$81	$81
2018	—	175	175
2019	1,000	175	1,175
2020	—	125	125
2021	750	109	859
2022	750	80	830
Thereafter(1)	2,498	183	2,681
Total	$4,998	$928	$5,926

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using foreign exchange rates as of June 30, 2017.

Investment Commitments.    At June 30, 2017, the Company had $298 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. In addition to the capital commitments of $298 million, the Company had approximately $3 million of contingent commitments for certain funds which have investment periods that have expired. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Lease Commitment.  In May 2017, the Company entered into an agreement with 50 HYMC Owner LLC, for the lease of approximately 847,000 square feet of office space located at 50 Hudson Yards, New York, New York. The term of the lease is twenty years from the date that rental payments begin, expected to occur in May 2023, with the option to renew for a specified term.

Future minimum commitments of annual base rental payments under this operating lease are as follows:

(in millions)
Year	Amount
2023	$34
2024	51
2025	51
2026	51
2027	51
Thereafter	1,007
Total	$1,245

Contingent Payments Related to Business Acquisitions.     In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products.  The fair value of the remaining aggregate contingent payments at June 30, 2017 totaled $218 million, including $120 million related to the First Reserve Transaction, and is included in other liabilities on the condensed consolidated statement of financial condition.

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

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At June 30, 2017, the Company indemnified certain of its clients for their securities lending loan balances of approximately $184.8 billion. The Company held, as agent, cash and securities totaling $198.1 billion as collateral for indemnified securities on loan at June 30, 2017. The fair value of these indemnifications was not material at June 30, 2017.

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

At June 30, 2017, BlackRock was determined to be the PB for certain investment funds that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company generally consolidates VIEs in which it holds an equity ownership interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%.  See Note 5, Variable Interest Entities, in the notes to the condensed consolidated financial statements for more information.

Fair Value Measurements.    The Company’s assessment of the significance of a particular input to the fair value measurement according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined) in its entirety requires judgment and considers factors specific to the financial instrument. See Note 2, Significant Accounting Policies, in the condensed consolidated financial statements for more information on fair value measurements.

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

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At June 30, 2017 and December 31, 2016, the Company had $280 million and $152 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition. A portion of the deferred carried interest liability will be paid to certain employees. The ultimate timing of the recognition of performance fee revenue, if any, for these products is unknown.

The following table presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Beginning balance	$151	$137	$152	$143
Net increase (decrease) in unrealized allocations	20	5	29	(1)
Performance fee revenue recognized	(2)	(11)	(12)	(11)
Acquisition	111	—	111	—
Ending balance	$280	$131	$280	$131

Accounting Developments

For accounting pronouncements that the Company adopted during the six months ended June 30, 2017 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Items 1 of this filing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2017, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At June 30, 2017, the Company had outstanding total return swaps with an aggregate notional value of approximately $588 million.  At June 30, 2017, there were no outstanding interest rate swaps.

At June 30, 2017, approximately $1.7 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,941 million. See Balance Sheet Overview- Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk.    At June 30, 2017, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $757 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $75.7 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At June 30, 2017, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1,184 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $20.7 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $391 million at June 30, 2017. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $39.1 million decline in the carrying value of such investments.

Other Market Risks.    The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At June 30, 2017, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $1.2 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Between November 12, 2015 and November 16, 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”), BlackRock US Core Property Fund, Inc. (formerly known as BlackRock Granite Property Fund, Inc.) (“Granite Fund”), and certain other Granite Fund related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June 16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which manages the Property, and certain other non-BlackRock related entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs allege, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and seek monetary, including punitive, damages. Additionally, on March 16, 2016, three former tenants of the Library Gardens apartment unit that experienced the balcony collapse sued the BlackRock Parties. The former tenants, who witnessed (but were not physically injured in) the accident make allegations virtually identical to those in the other previously filed actions and claim that, as a result of the collapse, they suffered unspecified emotional damage. Several defendants also filed cross-complaints alleging a variety of claims, including claims against the BlackRock Parties for contribution, negligence, and declaratory relief. BlackRock believes the claims against the BlackRock Parties are without merit and intends to vigorously defend the actions.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory affiliates, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court.  The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws, purportedly by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash."  Plaintiffs seek unspecified monetary damages. The Plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, plaintiffs filed an amended complaint. The defendants filed a motion for judgment on the pleadings dismissing that complaint. On April 27, 2017, the court granted the defendants' motion in part and denied it in part.  The defendants believe the claims in this lawsuit are without merit and intend to vigorously defend the action.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2017, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2017 through April 30, 2017	164,353	(2)	$385.53	161,037	8,134,469
May 1, 2017 through May 31, 2017	511,568	(2)	$390.04	500,253	7,634,216
June 1, 2017 through June 30, 2017	49,584	(2)	$413.36	42,969	7,591,247
Total	725,505		$390.61	704,259

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

Item 6.    Exhibits

Exhibit No.	Description

10.1*	Lease, by and between BlackRock, Inc. and 50 HYMC Owner LLC

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Such portions have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: August 8, 2017		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Lease, by and between BlackRock, Inc. and 50 HYMC Owner LLC

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Such portions have been omitted pursuant to a request for confidential treatment.