Form 10-Q
period 2017-09-30
BlackRock Inc.
filed 2017-11-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 160,332,161 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	September 30,	December 31,
(in millions, except shares and per share data)	2017	2016
Assets
Cash and cash equivalents	$6,165	$6,091
Accounts receivable	3,183	2,350
Investments	1,928	1,595
Assets of consolidated variable interest entities:
Cash and cash equivalents	82	84
Investments	1,286	1,008
Other assets	46	63
Separate account assets	147,938	149,089
Separate account collateral held under securities lending agreements	27,431	27,792
Property and equipment (net of accumulated depreciation of $708 and $601 at September 30, 2017 and December 31, 2016, respectively)	571	559
Intangible assets (net of accumulated amortization of $909 and $832 at September 30, 2017 and December 31, 2016, respectively)	17,400	17,363
Goodwill	13,226	13,118
Other assets	1,311	1,065
Total assets	$220,567	$220,177
Liabilities
Accrued compensation and benefits	$1,614	$1,880
Accounts payable and accrued liabilities	1,652	1,094
Liabilities of consolidated variable interest entities	319	216
Borrowings	5,000	4,915
Separate account liabilities	147,938	149,089
Separate account collateral liabilities under securities lending agreements	27,431	27,792
Deferred income tax liabilities	4,966	4,840
Other liabilities	1,230	1,007
Total liabilities	190,150	190,833
Commitments and contingencies (Note 11)
Temporary equity
Redeemable noncontrolling interests	320	194
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at September 30, 2017 and December 31, 2016;

Shares issued: 171,252,185 at September 30, 2017 and December 31, 2016;

Shares outstanding: 160,528,060 and 161,534,443 at September 30, 2017 and

December 31, 2016, respectively

Preferred stock (Note 15)	—	—
Additional paid-in capital	19,145	19,337
Retained earnings	15,065	13,660
Accumulated other comprehensive loss	(473)	(716)
Treasury stock, common, at cost (10,724,125 and 9,717,742 shares held at September 30, 2017 and December 31, 2016, respectively)	(3,697)	(3,185)
Total BlackRock, Inc. stockholders’ equity	30,042	29,098
Nonredeemable noncontrolling interests	55	52
Total permanent equity	30,097	29,150
Total liabilities, temporary equity and permanent equity	$220,567	$220,177

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except shares and per share data)	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,995	$1,768	$5,662	$5,098
Other third parties	797	778	2,335	2,296
Total investment advisory, administration fees and securities lending revenue	2,792	2,546	7,997	7,394
Investment advisory performance fees	191	58	309	166
Technology and risk management revenue	175	152	497	439
Distribution fees	5	10	17	32
Advisory and other revenue	70	71	202	234
Total revenue	3,233	2,837	9,022	8,265
Expense
Employee compensation and benefits	1,088	969	3,108	2,893
Distribution and servicing costs	123	114	361	320
Amortization of deferred sales commissions	4	8	13	27
Direct fund expense	234	200	666	583
General and administration	363	312	1,014	946
Restructuring charge	—	—	—	76
Amortization of intangible assets	27	25	77	75
Total expense	1,839	1,628	5,239	4,920
Operating income	1,394	1,209	3,783	3,345
Nonoperating income (expense)
Net gain (loss) on investments	41	31	128	49
Interest and dividend income	15	22	35	33
Interest expense	(46)	(52)	(159)	(154)
Total nonoperating income (expense)	10	1	4	(72)
Income before income taxes	1,404	1,210	3,787	3,273
Income tax expense	445	333	1,090	954
Net income	959	877	2,697	2,319
Less:
Net income (loss) attributable to noncontrolling interests	12	2	31	(2)
Net income attributable to BlackRock, Inc.	$947	$875	$2,666	$2,321
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$5.85	$5.33	$16.41	$14.09
Diluted	$5.78	$5.26	$16.23	$13.92
Cash dividends declared and paid per share	$2.50	$2.29	$7.50	$6.87
Weighted-average common shares outstanding:
Basic	161,872,716	164,129,214	162,459,737	164,756,355
Diluted	163,773,546	166,256,598	164,289,042	166,760,912

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2017	2016	2017	2016
Net income	$959	$877	$2,697	$2,319
Other comprehensive income:
Foreign currency translation adjustments(1)	102	(38)	244	(151)
Other	—	—	(1)	1
Other comprehensive income (loss)	102	(38)	243	(150)
Comprehensive income	1,061	839	2,940	2,169
Less: Comprehensive income (loss) attributable to noncontrolling interests	12	2	31	(2)
Comprehensive income attributable to BlackRock, Inc.	$1,049	$837	$2,909	$2,171

(1)

Amounts for the three months ended September 30, 2017 and 2016 include a loss from a net investment hedge of $18 million (net of a tax benefit of $11 million) and $5 million (net of a tax benefit of $4 million), respectively.  Amounts for the nine months ended September 30, 2017 and 2016 include a loss from a net investment hedge of $56 million (net of a tax benefit of $33 million) and $16 million (net of a tax benefit of $10 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2016	$19,339	$13,660	$(716)	$(3,185)	$29,098	$52	$29,150	$194
Net income	—	2,666	—	—	2,666	3	2,669	28
Dividends paid	—	(1,259)	—	—	(1,259)	—	(1,259)	—
Stock-based compensation	417	—	—	—	417	—	417	—
PNC preferred stock capital contribution	193	—	—	—	193	—	193	—
Retirement of preferred stock	(193)	—	—	—	(193)	—	(193)	—
Issuance of common shares related to employee stock transactions	(612)	—	—	621	9	—	9	—
Employee tax withholdings related to employee stock transactions	—	—	—	(308)	(308)	—	(308)	—
Shares repurchased	—	—	—	(825)	(825)	—	(825)	—
Subscriptions (redemptions/ distributions) — noncontrolling interest holders	—	—	—	—	—	(14)	(14)	338
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	14	14	(240)
Other comprehensive income (loss)	—	—	243	—	243	—	243	—
Adoption of new accounting pronouncement	3	(2)	—	—	1	—	1	—
September 30, 2017	$19,147	$15,065	$(473)	$(3,697)	$30,042	$55	$30,097	$320

(1)	Amounts include $2 million of common stock at both September 30, 2017 and December 31, 2016.

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

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(in millions)	September 30,
	2017	2016
Cash flows from operating activities
Net income	$2,697	$2,319
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	190	198
Stock-based compensation	417	408
Deferred income tax expense (benefit)	175	(6)
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(19)	(127)
Net (gains) losses within consolidated VIEs	(95)	(34)
Net (purchases) proceeds within consolidated VIEs	(148)	(855)
(Earnings) losses from equity method investees	(92)	(71)
Distributions of earnings from equity method investees	24	16
Changes in operating assets and liabilities:
Accounts receivable	(776)	(336)
Investments, trading	(145)	(278)
Other assets	(190)	(114)
Accrued compensation and benefits	(267)	(484)
Accounts payable and accrued liabilities	595	309
Other liabilities	120	17
Cash flows from operating activities	2,486	962
Cash flows from investing activities
Purchases of investments	(400)	(292)
Proceeds from sales and maturities of investments	121	215
Distributions of capital from equity method investees	26	26
Net consolidations (deconsolidations) of sponsored investment funds	(35)	(74)
Acquisitions	(102)	(30)
Purchases of property and equipment	(100)	(88)
Cash flows from investing activities	(490)	(243)
Cash flows from financing activities
Proceeds from long-term borrowings	697	—
Repayments of long-term borrowings	(700)	—
Cash dividends paid	(1,259)	(1,171)
Proceeds from stock options exercised	—	26
Repurchases of common stock	(1,133)	(1,118)
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	324	999
Excess tax benefit from stock-based compensation	—	81
Other financing activities	(12)	3
Cash flows from financing activities	(2,083)	(1,180)
Effect of exchange rate changes on cash and cash equivalents	161	(168)
Net increase (decrease) in cash and cash equivalents	74	(629)
Cash and cash equivalents, beginning of period	6,091	6,083
Cash and cash equivalents, end of period	$6,165	$5,454
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$150	$144
Income taxes (net of refunds)	$916	$910
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$612	$654
PNC preferred stock capital contribution	$193	$172
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(226)	$(881)

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

At September 30, 2017, The PNC Financial Services Group, Inc. (“PNC”) held 21.4% of the Company’s voting common stock and 21.9% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

The interim financial information at September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain items previously reported have been reclassified to conform to the current year presentation. Beginning with the first quarter of 2017, Aladdin revenue previously reported within “BlackRock Solutions® and advisory” has been presented within “Technology and risk management revenue” on the condensed consolidated statements of income.  The remaining previously reported “BlackRock Solutions and advisory” revenue is currently reported as part of “Advisory and other revenue.” The prior period amounts reported for BlackRock Solutions and advisory for the three and nine months ended September 30, 2016 have been reclassified to conform to the current presentation.

Accounting Pronouncements Adopted in the Nine Months Ended September 30, 2017.

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

Money Market Fee Waivers.    The Company is currently voluntarily waiving a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). During the three and nine months ended September 30, 2017, these waivers resulted in a reduction of management fees of approximately $0 million and $6 million, respectively.  During the three and nine months ended September 30, 2016, these waivers resulted in a reduction of management fees of approximately $17 million and $42 million, respectively.  Approximately 0% and 45% of Yield Support waivers for the nine months ended September 30, 2017 and 2016, respectively, were offset by a reduction of BlackRock’s distribution and servicing costs paid to a financial intermediary.  BlackRock may increase or decrease the level of Yield Support waivers in future periods.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.  During the nine months ended September 30, 2017 and 2016, the Company had not resold or repledged any of the collateral received under these arrangements. At September 30, 2017 and December 31, 2016, the fair value of loaned securities held by separate accounts was approximately $24.7 billion and $25.7 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $27.4 billion and $27.8 billion, respectively.

Recent Accounting Pronouncements Not Yet Adopted.

Revenue from Contracts with Customers.    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. The Company continues to evaluate the impact of ASU 2014-09 on the presentation and recognition of its revenue contracts and certain contract costs. The most significant change identified to date relates to the presentation of certain distribution costs, which are currently presented net against revenues (contra-revenue) and will likely be presented as an expense on a gross basis. The Company currently expects such net gross up to annual revenue to be approximately $1 billion with a corresponding gross up to annual expense. The Company is currently evaluating which transition method it will apply when it adopts the new revenue recognition guidance in the first quarter of 2018.

Recognition and Measurement of Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 amends guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected.  ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. The Company does not currently expect the reclassification of unrealized gains(losses) on equity securities within accumulated other comprehensive income to retained earnings to be material upon adoption effective January 1, 2018.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities arising from most operating leases on the condensed consolidated statements of financial condition. The Company expects to record assets and liabilities for its current operating leases upon adoption of ASU 2016-02 and does not expect the adoption to have a material impact on its results of operations or cash flows. ASU 2016-02 is effective for the Company on January 1, 2019, and the Company intends to apply the practical expedients allowed by the standard upon transition.  See Note 13 of the 2016 Form 10-K for information on the Company’s operating lease commitments.

Cash Flow Classification.  In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the condensed consolidated statements of cash flows. The Company is currently evaluating the impact of adopting ASU 2016-15, which is effective for the Company on January 1, 2018 with early adoption permitted. The Company must apply the guidance retrospectively to all periods presented.

3.  Investments

A summary of the carrying value of total investments is as follows:

	September 30,	December 31,
(in millions)	2017	2016
Available-for-sale investments	$104	$80
Held-to-maturity investments	76	51
Trading investments:
Consolidated sponsored investment funds	507	465
Other equity and debt securities	131	101
Deferred compensation plan mutual funds	54	59
Total trading investments	692	625
Other investments:
Equity method investments(1)	944	730
Cost method investments(2)	92	91
Carried interest(3)	20	18
Total other investments	1,056	839
Total investments	$1,928	$1,595

(1)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(2)

Amounts include nonmarketable securities, primarily Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. At September 30, 2017 and December 31, 2016, there were no indicators of impairment on these investments.

(3)

Carried interest of consolidated sponsor investment funds accounted for as voting rights entities (“VREs”) represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

Available-for-Sale Investments

At both September 30, 2017 and December 31, 2016, available-for-sale investments primarily included certain investments in CLOs and seed investments in BlackRock sponsored mutual funds.  The cost of these investments approximated carrying value.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $76 million and $51 million at September 30, 2017 and December 31, 2016, respectively. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes and certain investments in CLOs. The amortized cost (carrying value) of these investments approximated fair value. At September 30, 2017, $11 million of these investments mature between five to ten years and $65 million mature after ten years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	September 30,		December 31,
(in millions)	2017		2016
	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$34	$54	$41	$59
Equity securities/multi-asset mutual funds	323	353	290	308
Debt securities/fixed income mutual funds:
Corporate debt	160	162	128	128
Government debt	59	60	60	60
Asset/mortgage backed debt	62	63	70	70
Total trading investments	$638	$692	$589	$625

At September 30, 2017, trading investments included $268 million of debt securities and $239 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $54 million of certain deferred compensation plan mutual fund investments and $131 million of other equity and debt securities.

At December 31, 2016, trading investments included $246 million of debt securities and $219 million of equity securities held by consolidated sponsored investment funds accounted for as VREs, $59 million of certain deferred compensation plan mutual fund investments and $101 million of other equity and debt securities.

Other

In addition, the Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At September 30, 2017 and December 31, 2016 the Company’s investment in PennyMac was excluded from investments in the table above and included in other assets on the condensed consolidated statements of financial condition. The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $333 million and $277 million, respectively, at September 30, 2017 and approximately $301 million and $259 million, respectively, at December 31, 2016. The fair value of the Company’s interest reflected the PennyMac stock price at September 30, 2017 and December 31, 2016, respectively (a Level 1 input).  The Company performed an other-than-temporary impairment analysis as of September 30, 2017 and determined the difference in fair value below the carrying value to be temporary.

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

	September 30,	December 31,
(in millions)	2017	2016
Cash and cash equivalents	$73	$53
Trading investments	507	465
Other assets	28	15
Other liabilities	(61)	(50)
Noncontrolling interests ("NCI")	(68)	(39)
BlackRock’s net interests in consolidated VREs	$479	$444

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

Consolidated VIE assets and liabilities are presented after intercompany eliminations in the following table:

	September 30,	December 31,
(in millions)	2017	2016
Assets of consolidated VIEs:
Cash and cash equivalents	$82	$84
Investments	1,286	1,008
Other assets	46	63
Total investments and other assets	1,332	1,071
Liabilities of consolidated VIEs	(319)	(216)
Noncontrolling interests	(307)	(207)
BlackRock's net interests in consolidated VIEs	$788	$732

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016

Nonoperating net gain (loss) on consolidated VIEs	$29	$19	$95	$34

Net gain (loss) attributable to NCI on consolidated VIEs	$10	$1	$28	$(2)

Non-Consolidated VIEs.    At September 30, 2017 and December 31, 2016, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)
At September 30, 2017	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$227	$15	$(7)	$259
At December 31, 2016
Sponsored investment products	$171	$9	$(8)	$197

(1)

At both September 30, 2017 and December 31, 2016, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $5 billion and $4 billion at September 30, 2017 and December 31, 2016, respectively.

6.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

September 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at	Other Assets Not Held at	September 30,
(in millions)	(Level 1)	(Level 2)	(Level 3)	NAV(1)	Fair Value(2)	2017
Assets:
Investments
Available-for-sale	$8	$73	$23	$—	$—	$104
Held-to-maturity securities	—	—	—	—	76	76
Trading:					—
Deferred compensation plan mutual funds	54	—	—	—	—	54
Equity securities/Multi-asset mutual funds	353	—	—	—	—	353
Debt securities / fixed income mutual funds	1	282	2	—	—	285
Total trading	408	282	2	—	—	692
Other investments:
Equity method:
Equity and fixed income mutual funds	314	—	—	10	—	324
Other	—	—	—	608	12	620
Total equity method	314	—	—	618	12	944
Cost method investments	—	—	—	—	92	92
Carried interest	—	—	—	—	20	20
Total investments	730	355	25	618	200	1,928
Separate account assets	112,957	34,268	—	—	713	147,938
Separate account collateral held under securities lending agreements:
Equity securities	19,093	—	—	—	—	19,093
Debt securities	—	8,338	—	—	—	8,338
Total separate account collateral held under securities lending agreements	19,093	8,338	—	—	—	27,431
Investments of consolidated VIEs:
Private / public equity(3)	5	3	114	69	83	274
Equity securities	338	—	—	—	—	338
Debt securities	—	350	—	—	—	350
Other	—	—	—	64	—	64
Carried interest	—	—	—	—	260	260
Total investments of consolidated VIEs	343	353	114	133	343	1,286
Total	$133,123	$43,314	$139	$751	$1,256	$178,583
Liabilities:
Separate account collateral liabilities under securities lending agreements	$19,093	$8,338	$—	$—	$—	$27,431
Other liabilities(4)	—	7	228	—	—	235
Total	$19,093	$8,345	$228	$—	$—	$27,666

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(3)	Level 3 amounts primarily include direct investments in private equity companies held by private equity funds.
(4)	Amounts primarily include contingent liabilities related to certain acquisitions (see Note 11, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2016 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	December 31, 2016
Assets:
Investments
Available-for-sale	$7	$49	$24	$—	$—	$80
Held-to-maturity securities	—	—	—	—	51	51
Trading:
Deferred compensation plan mutual funds	59	—	—	—	—	59
Equity/Multi-asset mutual funds	308	—	—	—	—	308
Debt securities / fixed income mutual funds	1	250	7	—	—	258
Total trading	368	250	7	—	—	625
Other investments:
Equity method:
Equity and fixed income mutual funds	323	—	—	5	—	328
Other	—	—	—	394	8	402
Total equity method	323	—	—	399	8	730
Cost method investments	—	—	—	—	91	91
Carried interest	—	—	—	—	18	18
Total investments	698	299	31	399	168	1,595
Separate account assets	109,663	38,542	—	—	884	149,089
Separate account collateral held under securities lending agreements:
Equity securities	22,173	—	—	—	—	22,173
Debt securities	—	5,619	—	—	—	5,619
Total separate account collateral held under securities lending agreements	22,173	5,619	—	—	—	27,792
Investments of consolidated VIEs:
Private / public equity(3)	3	2	112	89	79	285
Equity securities	278	—	—	—	—	278
Debt securities	—	274	—	—	—	274
Other	—	—	—	63	—	63
Carried interest	—	—	—	—	108	108
Total investments of consolidated VIEs	281	276	112	152	187	1,008
Total	$132,815	$44,736	$143	$551	$1,239	$179,484
Liabilities:
Separate account collateral liabilities under securities lending agreements	$22,173	$5,619	$—	$—	$—	$27,792
Other liabilities(4)	—	7	115	—	—	122
Total	$22,173	$5,626	$115	$—	$—	$27,914

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(3)	Level 3 amounts include direct investments in private equity companies held by private equity funds.
(4)	Amounts primarily include contingent liabilities related to certain acquisitions (see Note 11, Commitments and Contingencies, for more information).

Level 3 Assets.    Level 3 investments of consolidated VIEs of $114 million and $112 million at September 30, 2017 and December 31, 2016, respectively, related to direct investments in private equity companies held by consolidated private equity funds.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2017

(in millions)	June 30, 2017	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2017	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Available-for-sale securities(3)	$23	$—	$—	$—	$—	$—	$—	$23
Trading	4	—	—	—	—	—	(2)	2
Total investments	27	—	—	—	—	—	(2)	25
Assets of consolidated VIEs - Private equity	113	1	—	—	—	—	—	114	$1
Total Level 3 assets	$140	$1	$—	$—	$—	$—	$(2)	$139
Liabilities:
Other liabilities(4)	$218	$(7)	$—	$—	$3	$—	$—	$228	$(7)

(1)       Issuance and other settlements amount includes a contingent liability of $9 million in connection with the acquisition of Cachematrix in July 2017 (“Cachematrix Transaction”) and a contingent liability payment in connection with a prior acquisition.

(2) Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include investments in CLOs.
(4)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2017

(in millions)	December 31, 2016	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3(2)	September 30, 2017	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Available-for-sale securities(4)	$24	$—	$23	$—	$—	$—	$(24)	$23
Trading	7	—	4	—	—	—	(9)	2
Total investments	31	—	27	—	—	—	(33)	25
Assets of consolidated VIEs - Private equity	112	2	—		—	—	—	114	$2
Total Level 3 assets	$143	$2	$27	$—	$—	$—	$(33)	$139
Liabilities:
Other liabilities(5)	$115	$(2)	$—	$—	$111	$—	$—	$228	$(2)

(1)       Issuance and other settlements amount includes $120 million and $9 million of contingent liabilities in connection with the acquisition of the equity infrastructure franchise of First Reserve in June 2017 (“First Reserve Transaction”) and the Cachematrix Transaction, respectively, and contingent liability payments in connection with certain prior acquisitions.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At September 30, 2017 and December 31, 2016, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	September 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$6,165	$6,165	$6,091	$6,091	Level 1	(1) (2)
Accounts receivable	3,183	3,183	2,350	2,350	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	82	82	84	84	Level 1	(1) (2)
Other assets	62	62	25	25	Level 1	(1) (4)

Financial Liabilities:
Accounts payable and accrued liabilities	1,652	1,652	1,094	1,094	Level 1	(3)
Long-term borrowings	5,000	5,248	4,915	5,165	Level 2	(5)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(2)

At September 30, 2017 and December 31, 2016, approximately $137 million and $132 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. In addition, at September 30, 2017 and December 31, 2016, approximately $14 million and $13 million, respectively, of money market funds were recorded within cash and cash equivalents of consolidated VIEs.  Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.
(4)	Other assets primarily include restricted cash.
(5)

Long-term borrowings are recorded at amortized cost net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of September 2017 and December 2016, respectively. See Note 10, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

September 30, 2017
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$249	$42	Daily/Monthly (19%) Quarterly (55%) N/R (26%)	1 – 90 days
Private equity funds	(b)	89	92	N/R	N/R
Real assets funds	(c)	265	111	Quarterly (85%) N/R (15%)	60 days
Other		15	13	Daily/Monthly (66%) N/R (34%)	3 – 5 days
Consolidated VIEs:
Private equity funds of funds	(d)	69	20	N/R	N/R
Hedge fund	(a)	23	—	Quarterly	90 days
Real assets funds	(c)	41	54	N/R	N/R
Total		$751	$332

December 31, 2016
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$237	$14	Daily/Monthly (21%) Quarterly (51%) N/R (28%)	1 – 90 days
Private equity funds	(b)	90	62	N/R	N/R
Real assets funds	(c)	60	35	Quarterly (41%) N/R (59%)	60 days
Other		12	9	Daily/Monthly (42%) N/R (58%)	3 – 5 days
Consolidated VIEs:
Private equity funds of funds	(d)	89	16	N/R	N/R
Hedge fund	(a)	36	—	Quarterly	90 days
Real assets funds	(c)	27	21	N/R	N/R
Total		$551	$157

N/R – not redeemable

(1)

Comprised of equity method investments, which include investments in investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of seven years at September 30, 2017 and approximately one year at December 31, 2016.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately five years at both September 30, 2017 and December 31, 2016.

(c)

This category includes several real assets funds that invest directly in real estate, real estate related assets and infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions as a result of the liquidation of the underlying assets of the funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately eight years at September 30, 2017 and six years at December 31, 2016. The total remaining unfunded commitments to other third-party funds were $165 million and $56 million at September 30, 2017 and December 31, 2016, respectively. The Company had contractual obligations to the consolidated funds of $136 million at September 30, 2017 and $56 million at December 31, 2016.

(d)  This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately five years at both September 30, 2017 and December 31, 2016. The total remaining unfunded commitments to other third-party funds were $20 million and $16 million at September 30, 2017 and December 31, 2016, respectively. The Company had contractual obligations to the consolidated funds of $24 million at both September 30, 2017 and December 31, 2016.

7.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At September 30, 2017, the Company had outstanding total return swaps with aggregate notional values of approximately $538 million. At December 31, 2016, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $572 million and $42 million, respectively.

Gains (losses) on the total return swaps are recorded in nonoperating income (expense) and were $(26) million and $(90) million for the three and nine months ended September 30, 2017, respectively, and $(25) million and $(33) million for the three and nine months ended September 30, 2016, respectively.

Gains (losses) on the interest rate swaps are recorded in nonoperating income (expense) and were not material for the three and nine months ended September 30, 2017 and 2016.

The Company has entered into a derivative providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At September 30, 2017 and December 31, 2016, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $1.3 billion and $107 million, respectively.

Gains (losses) on the forward foreign currency exchange contracts are recorded in other general and administration expense and were $29 million and $58 million for the three and nine months ended September 30, 2017, respectively. Gains (losses) on the forward foreign currency exchange contracts were not material for the three and nine months ended September 30, 2016.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies.  The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and nine months ended September 30, 2017 and 2016.

The fair value of the outstanding derivatives mentioned above were not material at September 30, 2017 and December 31, 2016.

See Note 12, Borrowings, in the 2016 Form 10-K for more information on the Company’s net investment hedge.

8.  Goodwill

Goodwill activity during the nine months ended September 30, 2017 was as follows:

(in millions)
December 31, 2016	$13,118
Acquisitions (1)	123
Goodwill adjustments related to Quellos (2)	(15)
September 30, 2017	$13,226

(1)

Amount includes $91 million of goodwill related to the First Reserve Transaction, which expanded the Company’s energy and power infrastructure platform and $32 million of goodwill related to the Cachematrix Transaction, which enhanced the Company’s technology and cash management capabilities.  The total consideration paid for these acquisitions was approximately $231 million, including $129 million of contingent consideration at fair value at time of close.

(2)

The decrease in goodwill during the nine months ended September 30, 2017 primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $176 million and $200 million at September 30, 2017 and December 31, 2016, respectively.

9.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2016	$17,178	$185	$17,363
Amortization expense	—	(77)	(77)
Acquisitions (1)	—	114	114
September 30, 2017	$17,178	$222	$17,400

(1) The amount represents $110 million of finite-lived assets related to the First Reserve Transaction and $4 million of finite-lived assets related to the Cachematrix Transaction with a weighted average estimated life of approximately nine and 10 years, respectively.

10.  Borrowings

Short-Term Borrowings

2017 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2017 to extend the maturity date to April 2022 (the “2017 credit facility”). The 2017 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2017 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2017 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2017. The 2017 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At September 30, 2017, the Company had no amount outstanding under the 2017 credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2017 credit facility. At September 30, 2017, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices and foreign exchange rates at September 30, 2017 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
5.00% Notes due 2019	$1,000	$(1)	$999	$1,067
4.25% Notes due 2021	750	(4)	746	802
3.375% Notes due 2022	750	(4)	746	781
3.50% Notes due 2024	1,000	(6)	994	1,044
1.25% Notes due 2025	828	(6)	822	846
3.20% Notes due 2027	700	(7)	693	708
Total Long-term Borrowings	$5,028	$(28)	$5,000	$5,248

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

11.  Commitments and Contingencies

Investment Commitments.    At September 30, 2017, the Company had $328 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Contingencies

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products.  The fair value of the remaining aggregate contingent payments at September 30, 2017 totaled $228 million, including $125 million related to the First Reserve Transaction, and is included in other liabilities on the condensed consolidated statements of financial condition.

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

On May 27, 2014, certain purported investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the U.S. District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. The Consolidated Complaint, which purports to be brought derivatively on behalf of the Funds, alleges that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On February 24, 2015, the same plaintiffs filed another complaint in the same court against BlackRock Investment Management, LLC and BlackRock Advisors, LLC. The allegations and legal claims in both complaints are substantially similar, with the new complaint purporting to challenge fees received by defendants after the plaintiffs filed their prior complaint. Both complaints seek, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by defendants in the twelve month period preceding the start of each lawsuit, along with purported lost investment returns on those amounts, plus interest. The defendants believe the claims in both lawsuits are without merit and intend to vigorously defend the actions.  On September 25, 2017, the defendants filed a motion for summary judgment to dismiss the lawsuit.

Between November 12, 2015 and November 16, 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”), BlackRock US Core Property Fund, Inc. (formerly known as BlackRock Granite Property Fund, Inc.) (“Granite Fund”), and certain other Granite Fund related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June

16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which manages the Property, and certain other non-BlackRock related entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs allege, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and seek monetary, including punitive, damages. Additionally, on March 16, 2016, three former tenants of the Library Gardens apartment unit that experienced the balcony collapse sued the BlackRock Parties. The former tenants, who witnessed (but were not physically injured in) the accident make allegations virtually identical to those in the other previously filed actions and claim that, as a result of the collapse, they suffered unspecified emotional damage. Several defendants also filed cross-complaints alleging a variety of claims, including claims against the BlackRock Parties for contribution, negligence, and declaratory relief. BlackRock, Inc. believes the claims against it are without merit and intends to vigorously defend the actions. A trial on all claims is scheduled to begin on February 5, 2018.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory affiliates, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court.  The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws, purportedly by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash."  Plaintiffs seek unspecified monetary damages. The Plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, plaintiffs filed an amended complaint. The defendants filed a motion for judgment on the pleadings dismissing that complaint. On September 18, 2017, the court dismissed the lawsuit.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the U.S. District Court for the Northern District of California by a former employee on behalf of all BlackRock employee 401(k) Plan (the “Plan”) participants and beneficiaries in the Plan from April 5, 2011, to the present.  The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated with investment options managed by BlackRock.  While the complaint does not contain any specific amount in alleged damages, it claims that the purported underperformance and hidden fees cost Plan participants more than $60 million.  On October 10, 2017, the plaintiffs filed an Amended Complaint, which, among other things, adds as defendants certain current and former members of the BlackRock Retirement and Investment Committees.  The Amended Complaint also includes a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC.  Specifically, the plaintiffs allege that BTC exercised fiduciary authority over its compensation for securities lending services to the CTFs.  The defendants believe the claims in this lawsuit are without merit and intend to vigorously defend the action.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At September 30, 2017, the Company indemnified certain of its clients for their securities lending loan balances of approximately $197.6 billion. The Company held, as agent, cash and securities totaling $210.6 billion as collateral for indemnified securities on loan at September 30, 2017. The fair value of these indemnifications was not material at September 30, 2017.

12.  Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the nine months ended September 30, 2017 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2016	2,987,588	$318.04
Granted	1,061,915	$377.36
Converted	(1,363,701)	$320.27
Forfeited	(39,164)	$338.57
September 30, 2017(1)	2,646,638	$340.39

(1)	At September 30, 2017, approximately 2.3 million awards are expected to vest and 0.3 million awards have vested but have not been converted.

In January 2017, the Company granted 699,991 RSUs or shares of restricted stock to employees as part of 2016 annual incentive compensation that vest ratably over three years from the date of grant and 277,313 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2020.  The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price.  The total fair market value of RSUs/restricted stock granted to employees during the nine months ended September 30, 2017 was $401 million.

At September 30, 2017, the intrinsic value of outstanding RSUs was $1.2 billion, reflecting a closing stock price of $447.09.

At September 30, 2017, total unrecognized stock-based compensation expense related to unvested RSUs was $351 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.1 years.

Performance-Based RSUs.

Performance-based RSU activity for the nine months ended September 30, 2017 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2016	610,371	$315.65
Granted	294,584	$375.27
Forfeited	(1,430)	$296.12
September 30, 2017	903,525	$335.12

In January 2017, the Company granted 293,385 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2020. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the nine months ended September 30, 2017 was $111 million.

At September 30, 2017, the intrinsic value of outstanding performance-based RSUs was $404 million, reflecting a closing stock price of $447.09.

At September 30, 2017, total unrecognized stock-based compensation expense related to unvested performance-based awards was $137 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.4 years.

Market Performance-based RSUs.

Market performance-based RSUs activity for the nine months ended September 30, 2017 is summarized below.

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2016	803,474	$151.20
Converted	(517,138)	$126.76
September 30, 2017(1)	286,336	$195.33

(1)   The market performance-based RSUs require that separate 15%, 25% and 35% share price appreciation targets be achieved during the six-year term of the awards. The awards are split into three tranches and each tranche may vest if the specified target increase in share price is met.  At September 30, 2017, approximately 0.3 million awards are expected to vest.

See Note 14, Stock-Based Compensation, in the 2016 Form 10-K for more information on market performance-based RSUs.

At September 30, 2017, the intrinsic value of outstanding market performance-based RSUs was $128 million reflecting a closing stock price of $447.09.

At September 30, 2017, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $4 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of less than one year.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”), including performance-based and market performance-based RSUs. The current share surrender agreement commits PNC to provide BlackRock Series C nonvoting participating preferred stock to fund the remaining committed shares. As of September 30, 2017, 3.8 million shares had been surrendered by PNC.

517,138 shares were surrendered by PNC in the first quarter of 2017.

At September 30, 2017, the remaining shares committed by PNC of 0.2 million were available to fund certain future long-term incentive awards.

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

At September 30, 2017, the Company was required to maintain approximately $1.7 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

14.  Accumulated Other Comprehensive Income (Loss)

The following tables present changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2017 and 2016:

(in millions)	Foreign currency translation adjustments(1)	Other(2)	Total
For the Three Months Ended September 30, 2017
June 30, 2017	$(579)	$4	$(575)
Net other comprehensive income (loss) for the three months ended September 30, 2017	102	—	102
September 30, 2017	$(477)	$4	$(473)
For the Nine Months Ended September 30, 2017
December 31, 2016	$(721)	$5	$(716)
Net other comprehensive income (loss) for the nine months ended September 30, 2017	244	(1)	243
September 30, 2017	$(477)	$4	$(473)

(1)

Amount for the three and nine months ended September 30, 2017 includes a loss from a net investment hedge of $18 million (net of a tax benefit of $11 million) and $56 million (net of a tax benefit of $33 million), respectively.

(2)  Other includes amounts related to benefit plans and available-for-sale investments.

(in millions)	Foreign currency translation adjustments(1)	Other(2)	Total
For the Three Months Ended September 30, 2016
June 30, 2016	$(565)	$5	$(560)
Net other comprehensive income (loss) for the three months ended September 30, 2016	(38)	—	(38)
September 30, 2016	$(603)	$5	$(598)
For the Nine Months Ended September 30, 2016
December 31, 2015	$(452)	$4	$(448)
Net other comprehensive income (loss) for the nine months ended September 30, 2016	(151)	1	(150)
September 30, 2016	$(603)	$5	$(598)

(1) Amount for the three and nine months ended September 30, 2016 includes a loss from a net investment hedge of $5 million (net of a tax benefit of $4 million) and $16 million (net of a tax benefit of $10 million), respectively.

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

Share Repurchases.    The Company repurchased 2.1 million common shares in open market transactions under the share repurchase program for approximately $825 million during the nine months ended September 30, 2017.  At September 30, 2017, there were 6.9 million shares still authorized to be repurchased.

PNC Capital Contribution.   During the three months ended March 31, 2017, PNC surrendered to BlackRock 517,138 shares of BlackRock Series C Preferred to fund certain LTIP awards.

16. Restructuring Charge

A restructuring charge of $76 million ($53 million after-tax), comprised of $44 million of severance and $32 million of expense related to the accelerated amortization of previously granted deferred cash and equity compensation awards, was recorded in the first quarter of 2016 in connection with a project to streamline and simplify the organization.  There was no restructuring liability outstanding at September 30, 2017.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016 under the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2017	2016	2017	2016
Net income attributable to BlackRock	$947	$875	$2,666	$2,321
Basic weighted-average shares outstanding	161,872,716	164,129,214	162,459,737	164,756,355
Dilutive effect of nonparticipating RSUs and stock options	1,900,830	2,127,384	1,829,305	2,004,557
Total diluted weighted-average shares outstanding	163,773,546	166,256,598	164,289,042	166,760,912
Basic earnings per share	$5.85	$5.33	$16.41	$14.09
Diluted earnings per share	$5.78	$5.26	$16.23	$13.92

18.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment as defined in ASC 280-10.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees by product type, technology and risk management revenue, distribution fees, and advisory and other revenue for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Equity	$1,457	$1,284	$4,134	$3,746
Fixed income	749	695	2,153	1,975
Multi-asset	291	286	857	866
Alternatives	342	221	754	633
Cash management	144	118	408	340
Total investment advisory, administration fees, securities lending revenue and performance fees	2,983	2,604	8,306	7,560
Technology and risk management revenue	175	152	497	439
Distribution fees	5	10	17	32
Advisory and other revenue	70	71	202	234
Total revenue	$3,233	$2,837	$9,022	$8,265

The following table illustrates total revenue for the three and nine months ended September 30, 2017 and 2016 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
Revenue	2017	2016	2017	2016
Americas	$2,126	$1,934	$6,077	$5,580
Europe	946	773	2,496	2,287
Asia-Pacific	161	130	449	398
Total revenue	$3,233	$2,837	$9,022	$8,265

The following table illustrates long-lived assets that consist of goodwill and property and equipment at September 30, 2017 and December 31, 2016 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	September 30,	December 31,
Long-lived Assets	2017	2016
Americas	$13,546	$13,424
Europe	166	163
Asia-Pacific	85	90
Total long-lived assets	$13,797	$13,677

Americas primarily is comprised of the United States and Canada, while Europe primarily is comprised of the United Kingdom and Luxembourg. Asia-Pacific primarily is comprised of Hong Kong, Australia, Japan and Singapore.

19.  Subsequent Events

In June 2017, the Company announced that it entered into an agreement for a minority investment in Scalable Capital, a digital investment manager in Europe.  The transaction is expected to be completed in the fourth quarter of 2017, subject to customary regulatory approvals and closing conditions. This transaction is not expected to be material to the Company’s condensed consolidated statements of financial condition or results of operations.

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (3) the relative and absolute investment performance of BlackRock’s investment products; (4) the impact of increased competition; (5) the impact of future acquisitions or divestitures; (6) the unfavorable resolution of legal proceedings; (7) the extent and timing of any share repurchases; (8) the impact, extent and timing of technological changes and the adequacy of intellectual property, information and cyber security protection; (9) the potential for human error in connection with BlackRock’s operational systems; (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or The PNC Financial Services Group, Inc. (“PNC”); (11) changes in law and policy and uncertainty pending any such changes; (12) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (13) the ability to attract and retain highly talented professionals; (14) fluctuations in the carrying value of BlackRock’s economic investments; (15) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (16) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (17) the failure by a key vendor of BlackRock to fulfill its obligations to the Company; (18) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded funds (“ETF”) platform; (19) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (20) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $5.977 trillion of AUM at September 30, 2017. With approximately 13,700 employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide.

BlackRock’s diverse platform of active (alpha) and index (beta) investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset class portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® ETFs, separate accounts, collective investment funds and other pooled investment vehicles. BlackRock also offers the investment and risk management technology platform, Aladdin®, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management investors.

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

At September 30, 2017, PNC held 21.4% of the Company’s voting common stock and 21.9% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Certain items previously reported have been reclassified to conform to the current period presentation.  For more information on the current period’s reclassification, see “Discussion of Financial Results – Revenue” herein.

OTHER DEVELOPMENTS

Acquisitions

In June 2017, the Company completed the acquisition of the equity infrastructure franchise of First Reserve (“First Reserve Transaction”), expanding the Company’s energy and power infrastructure platform. Total consideration for the transaction was approximately $193 million, including $120 million of contingent consideration at fair value at time of close.

In July 2017, the Company completed the acquisition of Cachematrix (“Cachematrix Transaction”), a leading provider of financial technology which simplifies the cash management process for banks and their corporate clients in a streamlined, open-architecture platform.  Total consideration for the transaction was approximately $38 million.

In June 2017, the Company announced that it entered into an agreement for a minority investment in Scalable Capital, a digital investment manager in Europe.  The transaction is expected to be completed in the fourth quarter of 2017, subject to customary regulatory approvals and closing conditions. This transaction is not expected to be material to the Company’s condensed consolidated statements of financial condition or results of operations.

United Kingdom Exit from European Union

Following the June 2016 vote to exit the European Union (“EU”), the United Kingdom served notice under Article 50 of the Treaty on European Union on March 29, 2017 to initiate the process of exiting from the EU, commonly referred to as "Brexit". The outcome of the negotiations between the United Kingdom and the EU in connection with Brexit is highly uncertain and information regarding the long-term consequences is expected to become clearer over time as negotiations progress. The Company continues to prepare for a range of potential outcomes in connection with Brexit.

EXECUTIVE SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2017	2016	2017	2016
GAAP basis:
Total revenue	$3,233	$2,837	$9,022	$8,265
Total expense	1,839	1,628	5,239	4,920
Operating income	1,394	1,209	3,783	3,345
Operating margin	43.1%	42.6%	41.9%	40.5%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(2)	(1)	(27)	(70)
Income tax expense	(445)	(333)	(1,090)	(954)
Net income attributable to BlackRock	$947	$875	$2,666	$2,321
Diluted earnings per common share	$5.78	$5.26	$16.23	$13.92
Effective tax rate	32.0%	27.6%	29.0%	29.1%
As adjusted(1):
Operating income	$1,398	$1,216	$3,795	$3,442
Operating margin	45.0%	44.8%	43.9%	43.5%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(2)	(1)	(27)	(70)
Net income attributable to BlackRock	$969	$854	$2,694	$2,362
Diluted earnings per common share	$5.92	$5.14	$16.40	$14.16
Effective tax rate	30.6%	29.7%	28.5%	30.0%
Other:
Assets under management (end of period)	$5,976,892	$5,117,421	$5,976,892	$5,117,421
Diluted weighted-average common shares outstanding(2)	163,773,546	166,256,598	164,289,042	166,760,912
Common and preferred shares outstanding (end of period)	161,597,770	163,858,070	161,597,770	163,858,070
Book value per share(3)	$185.91	$176.40	$185.91	$176.40
Cash dividends declared and paid per share	$2.50	$2.29	$7.50	$6.87

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)	Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at September 30 of the respective period-end.

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2016

GAAP.    Operating income of $1,394 million increased $185 million and operating margin of 43.1% increased 50 bps from the third quarter of 2016. Operating income and operating margin growth reflected higher year-over-year base fees, performance fees and technology and risk management revenue, partially offset by higher compensation and benefits expense, higher direct fund expense, and higher general and administration expense.

Third quarter 2017 income tax expense included net noncash expense of $19 million related to the revaluation of certain deferred income tax liabilities as a result of domestic state and local changes. Third quarter 2016 income tax expense included a $26 million net noncash tax benefit, primarily related to the revaluation of certain deferred income tax liabilities as a result of legislation enacted in the United Kingdom, and domestic state and local income tax changes.  Third quarter 2016 income tax expense also included nonrecurring tax benefits of $16 million primarily due to the resolution of certain outstanding tax matters.  See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $0.52, or 10%, from the third quarter of 2016, driven primarily by higher operating income and the benefit of share repurchases, partially offset by higher income tax expense.

As Adjusted.    Operating income of $1,398 million increased $182 million from the third quarter of 2016, and operating margin of 45.0% increased 20 bps from the third quarter of 2016.  Income tax expense for the third quarter of 2017 and 2016 excluded the $19 million net noncash expense and $26 million net noncash benefit, respectively, described above.  Earnings per diluted common share increased $0.78, or 15%, from the third quarter of 2016.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2016

GAAP.    Operating income of $3,783 million increased $438 million and operating margin of 41.9% increased 140 bps from the nine months ended September 30, 2016. Operating income and operating margin growth primarily reflected higher year-over-year base fees, performance fees, and technology and risk management revenue, partially offset by higher compensation and benefits, higher direct fund expense, and higher general and administration expense. The nine months ended September 30, 2017 also included approximately $22 million of expense associated with the strategic repositioning of the active equity platform.  Operating income for the nine months ended September 30, 2016 included a restructuring charge of $76 million in connection with a project to streamline and simplify the organization.  Nonoperating income (expense), less net income (loss) attributable to noncontrolling interest (“NCI”), increased $43 million driven by higher net gains on investments.  Nonoperating results for the nine months ended September 30, 2017 included a “make-whole” redemption premium of $14 million related to the refinancing of $700 million of 6.25% notes, which were paid prior to their September 2017 maturity.

Income tax expense for the nine months ended September 30, 2017 included an $81 million discrete tax benefit reflecting the adoption of new accounting guidance related to stock-based compensation awards that vested in the first quarter of 2017 and the $19 million net noncash expense mentioned above.  Income tax expense for the nine months ended September 30, 2016 included the $26 million net noncash benefit mentioned above and nonrecurring tax benefits of $35 million.  See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $2.31, or 17%, from the nine months ended September 30, 2016, driven primarily by higher net income, and the benefit of share repurchases.

As Adjusted.    Operating income of $3,795 million increased $353 million and operating margin of 43.9% increased 40 bps from the nine months ended September 30, 2016.  The pre-tax restructuring charge of $76 million described above was excluded from as adjusted results for the nine months ended September 30, 2016.  Income tax expense for the nine months ended September 30, 2017 and 2016 excluded the previously described net noncash expense of $19 million and net noncash benefit of $26 million, respectively, and included the nonrecurring tax benefits described above.  Earnings per diluted common share increased $2.24, or 16%, from the nine months ended September 30, 2016.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Operating income, GAAP basis	$1,394	$1,209	$3,783	$3,345
Non-GAAP expense adjustments:
Restructuring charge	—	—	—	76
PNC LTIP funding obligation	4	7	12	21
Operating income, as adjusted	$1,398	$1,216	$3,795	$3,442
Revenue, GAAP basis	$3,233	$2,837	$9,022	$8,265
Non-GAAP adjustments:
Distribution and servicing costs	(123)	(114)	(361)	(320)
Amortization of deferred sales commissions	(4)	(8)	(13)	(27)
Revenue used for operating margin measurement	$3,106	$2,715	$8,648	$7,918
Operating margin, GAAP basis	43.1%	42.6%	41.9%	40.5%
Operating margin, as adjusted	45.0%	44.8%	43.9%	43.5%

•

Operating income, as adjusted, includes non-GAAP expense adjustments.  The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. For the nine months ended September 30, 2016, a restructuring charge comprised of severance and accelerated amortization expense of previously granted deferred compensation awards has been excluded to provide an analysis of BlackRock’s ongoing operations and to ensure comparability among periods presented.

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

(2) Net income attributable to BlackRock, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2017	2016	2017	2016
Net income attributable to BlackRock, Inc., GAAP basis	$947	$875	$2,666	$2,321
Non-GAAP adjustments:
Restructuring charge (including $23 tax benefit)	—	—	—	53
PNC LTIP funding obligation, net of tax	3	5	9	14
Income tax matters	19	(26)	19	(26)
Net income attributable to BlackRock, Inc., as adjusted	$969	$854	$2,694	$2,362
Diluted weighted-average common shares outstanding(3)	163.8	166.3	164.3	166.8
Diluted earnings per common share, GAAP basis(3)	$5.78	$5.26	$16.23	$13.92
Diluted earnings per common share, as adjusted(3)	$5.92	$5.14	$16.40	$14.16

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

Per share amounts reflect net income attributable to BlackRock, Inc., as adjusted divided by diluted weighted average common shares outstanding.

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

AUM and Net Inflows (Outflows) by Client Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2017	2017	2016	2016	2017	2017	2017
Retail	$608,521	$586,756	$541,952	$554,778	$7,367	$18,501	$16,055
iShares ETFs	1,640,437	1,528,236	1,287,879	1,246,166	52,306	190,541	239,841
Institutional:
Active	1,105,224	1,075,855	1,009,974	1,039,653	155	3,735	10,043
Index	2,194,701	2,093,193	1,901,681	1,877,501	15,976	36,883	71,486
Total institutional	3,299,925	3,169,048	2,911,655	2,917,154	16,131	40,618	81,529
Long-term	5,548,883	5,284,040	4,741,486	4,718,098	75,804	249,660	337,425
Cash management	425,423	402,575	403,584	388,982	20,381	14,854	32,526
Advisory(1)	2,586	2,658	2,782	10,341	(73)	(188)	(7,573)
Total	$5,976,892	$5,689,273	$5,147,852	$5,117,421	$96,112	$264,326	$362,378

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2017	2017	2016	2016	2017	2017	2017
Equity	$3,172,465	$3,014,696	$2,657,176	$2,566,039	$11,935	$94,362	$152,328
Fixed income	1,788,420	1,704,624	1,572,365	1,628,268	59,549	135,837	161,144
Multi-asset	457,027	436,736	395,007	402,261	4,334	15,406	20,262
Alternatives:
Core	99,168	97,551	88,630	88,731	(504)	2,353	3,569
Currency and commodities(2)	31,803	30,433	28,308	32,799	490	1,702	122
Subtotal	130,971	127,984	116,938	121,530	(14)	4,055	3,691
Long-term	5,548,883	5,284,040	4,741,486	4,718,098	75,804	249,660	337,425
Cash management	425,423	402,575	403,584	388,982	20,381	14,854	32,526
Advisory(1)	2,586	2,658	2,782	10,341	(73)	(188)	(7,573)
Total	$5,976,892	$5,689,273	$5,147,852	$5,117,421	$96,112	$264,326	$362,378

AUM and Net Inflows (Outflows) by Investment Style
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2017	2017	2016	2016	2017	2017	2017
Active	$1,645,352	$1,598,591	$1,501,052	$1,547,473	$5,796	$11,489	$10,946
Index and iShares ETFs	3,903,531	3,685,449	3,240,434	3,170,625	70,008	238,171	326,479
Long-term	5,548,883	5,284,040	4,741,486	4,718,098	75,804	249,660	337,425
Cash management	425,423	402,575	403,584	388,982	20,381	14,854	32,526
Advisory(1)	2,586	2,658	2,782	10,341	(73)	(188)	(7,573)
Total	$5,976,892	$5,689,273	$5,147,852	$5,117,421	$96,112	$264,326	$362,378

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares ETFs.

Component Changes in AUM for the Three Months Ended September 30, 2017

The following table presents the component changes in AUM by client type and product type for the three months ended September 30, 2017.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2017	(outflows)	change	impact(1)	2017	AUM(2)
Retail:
Equity	$215,808	$1,734	$6,110	$2,016	$225,668	$220,944
Fixed income	240,932	4,613	1,569	1,234	248,348	245,193
Multi-asset	113,903	1,046	2,796	317	118,062	116,183
Alternatives	16,113	(26)	224	132	16,443	17,198
Retail subtotal	586,756	7,367	10,699	3,699	608,521	599,518
iShares ETFs:
Equity	1,139,850	33,102	50,806	4,637	1,228,395	1,184,488
Fixed income	364,991	17,526	1,055	2,695	386,267	376,880
Multi-asset	3,240	169	77	5	3,491	3,359
Alternatives	20,155	1,509	576	44	22,284	21,283
iShares ETFs subtotal	1,528,236	52,306	52,514	7,381	1,640,437	1,586,010
Institutional:
Active:
Equity	126,446	(3,296)	5,866	1,350	130,366	128,842
Fixed income	553,652	496	4,513	3,366	562,027	559,121
Multi-asset	311,921	3,477	7,827	4,508	327,733	320,619
Alternatives	83,836	(522)	1,161	623	85,098	83,851
Active subtotal	1,075,855	155	19,367	9,847	1,105,224	1,092,433
Index:
Equity	1,532,592	(19,605)	65,291	9,758	1,588,036	1,562,897
Fixed income	545,049	36,914	(1,451)	11,266	591,778	572,049
Multi-asset	7,672	(358)	389	38	7,741	7,824
Alternatives	7,880	(975)	156	85	7,146	7,544
Index subtotal	2,093,193	15,976	64,385	21,147	2,194,701	2,150,314
Institutional subtotal	3,169,048	16,131	83,752	30,994	3,299,925	3,242,747
Long-term	5,284,040	75,804	146,965	42,074	5,548,883	5,428,275
Cash management	402,575	20,381	224	2,243	425,423	415,082
Advisory(3)	2,658	(73)	(98)	99	2,586	2,621
Total	$5,689,273	$96,112	$147,091	$44,416	$5,976,892	$5,845,978

(1) Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(2) Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

(3) Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the three months ended September 30, 2017.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2017	(outflows)	change	impact(1)	2017	AUM(2)
Active:
Equity	$290,196	$(3,015)	$10,433	$2,562	$300,176	$295,895
Fixed income	782,622	4,836	6,079	4,303	797,840	792,042
Multi-asset	425,824	4,523	10,623	4,825	445,795	436,802
Alternatives	99,949	(548)	1,385	755	101,541	101,049
Active subtotal	1,598,591	5,796	28,520	12,445	1,645,352	1,625,788
Index and iShares ETFs:
iShares ETFs:
Equity	1,139,850	33,102	50,806	4,637	1,228,395	1,184,488
Fixed income	364,991	17,526	1,055	2,695	386,267	376,880
Multi-asset	3,240	169	77	5	3,491	3,359
Alternatives	20,155	1,509	576	44	22,284	21,283
iShares ETFs subtotal	1,528,236	52,306	52,514	7,381	1,640,437	1,586,010
Non-ETF Index:
Equity	1,584,650	(18,152)	66,834	10,562	1,643,894	1,616,788
Fixed income	557,011	37,187	(1,448)	11,563	604,313	584,321
Multi-asset	7,672	(358)	389	38	7,741	7,824
Alternatives	7,880	(975)	156	85	7,146	7,544
Non-ETF Index subtotal	2,157,213	17,702	65,931	22,248	2,263,094	2,216,477
Index & iShares ETFs subtotal	3,685,449	70,008	118,445	29,629	3,903,531	3,802,487
Long-term	5,284,040	75,804	146,965	42,074	5,548,883	5,428,275
Cash management	402,575	20,381	224	2,243	425,423	415,082
Advisory(3)	2,658	(73)	(98)	99	2,586	2,621
Total	$5,689,273	$96,112	$147,091	$44,416	$5,976,892	$5,845,978

The following table presents component changes in AUM by product type for the three months ended September 30, 2017.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2017	(outflows)	change	impact(1)	2017	AUM(2)
Equity	$3,014,696	$11,935	$128,073	$17,761	$3,172,465	$3,097,171
Fixed income	1,704,624	59,549	5,686	18,561	1,788,420	1,753,243
Multi-asset	436,736	4,334	11,089	4,868	457,027	447,985
Alternatives:
Core	97,551	(504)	1,355	766	99,168	98,746
Currency and commodities(4)	30,433	490	762	118	31,803	31,130
Alternatives subtotal	127,984	(14)	2,117	884	130,971	129,876
Long-term	5,284,040	75,804	146,965	42,074	5,548,883	5,428,275
Cash management	402,575	20,381	224	2,243	425,423	415,082
Advisory(3)	2,658	(73)	(98)	99	2,586	2,621
Total	$5,689,273	$96,112	$147,091	$44,416	$5,976,892	$5,845,978

(1)  Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.
(4)	Amounts include commodity iShares ETFs.

AUM increased $287.6 billion, or 5%, to $6.0 trillion at September 30, 2017 from $5.7 trillion at June 30, 2017, driven by net market appreciation, positive net inflows and the impact of foreign exchange movements.

Net market appreciation of $147.1 billion was driven by higher U.S. and global equity markets.

Long-term net inflows of $75.8 billion included $52.3 billion, $16.1 billion and $7.4 billion from iShares ETFs, institutional clients and retail clients, respectively.  Net flows in long-term products are described below.

•

iShares ETFs net inflows of $52.3 billion reflected strength in iShares Core, precision exposure and financial instrument ETFs. Equity net inflows of $33.1 billion were driven by both U.S. and international equity market exposures. Fixed income net inflows of $17.5 billion reflected inflows into treasury, investment grade corporate and broad fixed income funds. Commodities iShares generated $1.5 billion of net inflows.

•

Institutional index net inflows of $16 billion included fixed income net inflows of $36.9 billion, driven by demand for liability-driven solutions, partially offset by equity net outflows of $19.6 billion.

•

Retail net inflows of $7.4 billion reflected net inflows of $3.7 billion in the United States and $3.7 billion internationally. Fixed income net inflows of $4.6 billion were diversified across the Company’s top-performing active platform, led by net inflows into unconstrained, municipal and emerging market debt strategies. Equity net inflows of $1.7 billion reflected inflows into index mutual funds. Multi-asset net inflows of $1 billion were largely due to inflows into the Multi-asset Income fund family, partially offset by outflows from world allocation strategies.

Cash management AUM increased 6% to $425.4 billion, driven by $20.4 billion of net inflows.

AUM increased $44.4 billion due to the impact of foreign exchange movements, primarily resulting from the weakening of the U.S. dollar against the British pound and the Euro.

Component Changes in AUM for the Nine Months Ended September 30, 2017

The following table presents the component changes in AUM by client type and product for the nine months ended September 30, 2017.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Retail:
Equity	$196,221	$3,009	$-	$20,892	$5,546	$225,668	$212,224
Fixed income	222,256	16,497	-	6,003	3,592	248,348	236,065
Multi-asset	107,997	(847)	-	10,005	907	118,062	112,831
Alternatives	15,478	(158)	-	725	398	16,443	16,522
Retail subtotal	541,952	18,501	-	37,625	10,443	608,521	577,642
iShares ETFs:
Equity	951,252	129,488	-	134,562	13,093	1,228,395	1,095,500
Fixed income	314,707	58,779	-	5,105	7,676	386,267	351,985
Multi-asset	3,149	61	-	272	9	3,491	3,122
Alternatives	18,771	2,213	-	1,138	162	22,284	20,470
iShares ETFs subtotal	1,287,879	190,541	-	141,077	20,940	1,640,437	1,471,077
Institutional:
Active:
Equity	120,699	(12,357)	-	18,023	4,001	130,366	126,223
Fixed income	536,727	(2,967)	-	17,705	10,562	562,027	551,117
Multi-asset	276,933	16,692	-	21,531	12,577	327,733	301,793
Alternatives	75,615	2,367	3,264	2,021	1,831	85,098	79,818
Active subtotal	1,009,974	3,735	3,264	59,280	28,971	1,105,224	1,058,951
Index:
Equity	1,389,004	(25,778)	-	193,874	30,936	1,588,036	1,504,119
Fixed income	498,675	63,528	-	97	29,478	591,778	540,163
Multi-asset	6,928	(500)	-	1,098	215	7,741	7,518
Alternatives	7,074	(367)	-	194	245	7,146	7,538
Index subtotal	1,901,681	36,883	-	195,263	60,874	2,194,701	2,059,338
Institutional subtotal	2,911,655	40,618	3,264	254,543	89,845	3,299,925	3,118,289
Long-term	4,741,486	249,660	3,264	433,245	121,228	5,548,883	5,167,008
Cash management	403,584	14,854	-	850	6,135	425,423	406,729
Advisory(4)	2,782	(188)	-	(189)	181	2,586	2,691
Total	$5,147,852	$264,326	$3,264	$433,906	$127,544	$5,976,892	$5,576,428

(1)  Amount represents AUM acquired in the First Reserve Transaction.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the nine months ended September 30, 2017.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Active:
Equity	$275,033	$(17,475)	$-	$34,966	$7,652	$300,176	$289,036
Fixed income	749,996	10,910	-	23,502	13,432	797,840	775,996
Multi-asset	384,930	15,845	-	31,536	13,484	445,795	414,624
Alternatives	91,093	2,209	3,264	2,746	2,229	101,541	96,339
Active subtotal	1,501,052	11,489	3,264	92,750	36,797	1,645,352	1,575,995
Index and iShares ETFs:
iShares ETFs:
Equity	951,252	129,488	-	134,562	13,093	1,228,395	1,095,500
Fixed income	314,707	58,779	-	5,105	7,676	386,267	351,985
Multi-asset	3,149	61	-	272	9	3,491	3,122
Alternatives	18,771	2,213	-	1,138	162	22,284	20,470
iShares ETFs subtotal	1,287,879	190,541	-	141,077	20,940	1,640,437	1,471,077
Non-ETF Index
Equity	1,430,891	(17,651)	-	197,823	32,831	1,643,894	1,553,530
Fixed income	507,662	66,148	-	303	30,200	604,313	551,349
Multi-asset	6,928	(500)	-	1,098	215	7,741	7,518
Alternatives	7,074	(367)	-	194	245	7,146	7,539
Non-ETF Index subtotal	1,952,555	47,630	-	199,418	63,491	2,263,094	2,119,936
Index & iShares ETFs subtotal	3,240,434	238,171	-	340,495	84,431	3,903,531	3,591,013
Long-term	4,741,486	249,660	3,264	433,245	121,228	5,548,883	5,167,008
Cash management	403,584	14,854	-	850	6,135	425,423	406,729
Advisory(4)	2,782	(188)	-	(189)	181	2,586	2,691
Total	$5,147,852	$264,326	$3,264	$433,906	$127,544	$5,976,892	$5,576,428

The following table presents component changes in AUM by product type for the nine months ended September 30, 2017.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Equity	$2,657,176	$94,362	$-	$367,351	$53,576	$3,172,465	$2,938,066
Fixed income	1,572,365	135,837	-	28,910	51,308	1,788,420	1,679,330
Multi-asset	395,007	15,406	-	32,906	13,708	457,027	425,264
Alternatives:
Core	88,630	2,353	3,264	2,753	2,168	99,168	93,963
Currency and commodities(5)	28,308	1,702	-	1,325	468	31,803	30,385
Alternatives subtotal	116,938	4,055	3,264	4,078	2,636	130,971	124,348
Long-term	4,741,486	249,660	3,264	433,245	121,228	5,548,883	5,167,008
Cash management	403,584	14,854	-	850	6,135	425,423	406,729
Advisory(4)	2,782	(188)	-	(189)	181	2,586	2,691
Total	$5,147,852	$264,326	$3,264	$433,906	$127,544	$5,976,892	$5,576,428

(1)	Amount represents AUM acquired in the First Reserve Transaction.

(2)  Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.
(5)	Amounts include commodity iShares ETFs.

AUM increased $829.0 billion, or 16%, to $6.0 trillion at September 30, 2017 from $5.1 trillion at December 31, 2016, driven by net market appreciation, positive net inflows, the impact of foreign exchange movements and AUM acquired in the First Reserve Transaction.

Net market appreciation of $433.9 billion was primarily driven by higher U.S. and global equity markets.

Long-term net inflows of $249.7 billion were comprised of net inflows of $190.5 billion, $40.6 billion and $18.5 billion from iShares ETFs, institutional clients and retail clients, respectively.  Net flows in long-term products are described below.

•

iShares ETFs net inflows of $190.5 billion were led by equity net inflows of $129.5 billion, driven by both U.S. and international equity market exposures.  Fixed income net inflows of $58.8 billion reflected inflows into corporate investment grade, emerging markets debt and treasury bond funds.

•	Institutional index net inflows of $36.9 billion were driven by fixed income net inflows of $63.5 billion, partially offset by equity net outflows of $25.8 billion.
•

Retail net inflows of $18.5 billion reflected net inflows of $12.2 billion internationally and $6.3 billion in the United States. Retail net inflows were led by fixed income net inflows of $16.5 billion, reflecting inflows into emerging markets, municipal bond funds and unconstrained strategies.

•

Institutional active net inflows of $3.7 billion primarily reflected active multi-asset net inflows of $16.7 billion, partially offset by active equity net outflows of $12.4 billion. Multi-asset net inflows were driven by ongoing demand for the LifePath® target-date series.  Equity net outflows of $12.4 billion were primarily from U.S. equity and global strategies.

Cash management AUM increased 5% to $425.4 billion, driven by $14.9 billion of net inflows.

AUM increased $127.5 billion due to the impact of foreign exchange movements, primarily resulting from the weakening of the U.S. dollar against the British pound and the Euro.

Component Changes in AUM for the Twelve Months Ended September 30, 2017

The following table presents the component changes in AUM by client type and product for the twelve months ended September 30, 2017.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Retail:
Equity	$196,131	$4,751	$-	$22,417	$2,369	$225,668	$207,806
Fixed income	230,842	14,666	-	1,204	1,636	248,348	234,080
Multi-asset	111,369	(2,548)	-	8,891	350	118,062	111,957
Alternatives	16,436	(814)	-	693	128	16,443	16,435
Retail subtotal	554,778	16,055	-	33,205	4,483	608,521	570,278
iShares ETFs:
Equity	891,010	180,138	-	150,283	6,964	1,228,395	1,049,435
Fixed income	329,462	58,453	-	(5,239)	3,591	386,267	345,114
Multi-asset	2,506	755	-	223	7	3,491	2,999
Alternatives	23,188	495	-	(1,448)	49	22,284	20,724
iShares ETFs subtotal	1,246,166	239,841	-	143,819	10,611	1,640,437	1,418,272
Institutional:
Active:
Equity	123,770	(15,161)	-	20,675	1,082	130,366	124,915
Fixed income	560,799	(1,700)	-	3,168	(240)	562,027	550,908
Multi-asset	280,406	22,351	-	19,126	5,850	327,733	295,524
Alternatives	74,678	4,553	3,264	2,092	511	85,098	78,678
Active subtotal	1,039,653	10,043	3,264	45,061	7,203	1,105,224	1,050,025
Index:
Equity	1,355,128	(17,400)	-	246,625	3,683	1,588,036	1,468,656
Fixed income	507,165	89,725	-	(15,805)	10,693	591,778	528,790
Multi-asset	7,980	(296)	-	371	(314)	7,741	7,603
Alternatives	7,228	(543)	-	408	53	7,146	7,440
Index subtotal	1,877,501	71,486	-	231,599	14,115	2,194,701	2,012,489
Institutional subtotal	2,917,154	81,529	3,264	276,660	21,318	3,299,925	3,062,514
Long-term	4,718,098	337,425	3,264	453,684	36,412	5,548,883	5,051,064
Cash management	388,982	32,526	-	1,074	2,841	425,423	404,180
Advisory(4)	10,341	(7,573)	-	(137)	(45)	2,586	4,323
Total	$5,117,421	$362,378	$3,264	$454,621	$39,208	$5,976,892	$5,459,567

(1)  Amount represents AUM acquired in the First Reserve Transaction.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the twelve months ended September 30, 2017.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Active:
Equity	$281,726	$(22,023)	$-	$38,028	$2,445	$300,176	$285,819
Fixed income	782,858	9,427	-	4,516	1,039	797,840	774,433
Multi-asset	391,775	19,803	-	28,017	6,200	445,795	407,481
Alternatives	91,114	3,739	3,264	2,785	639	101,541	95,113
Active subtotal	1,547,473	10,946	3,264	73,346	10,323	1,645,352	1,562,846
Index and iShares ETFs:
iShares ETFs:
Equity	891,010	180,138	-	150,283	6,964	1,228,395	1,049,435
Fixed income	329,462	58,453	-	(5,239)	3,591	386,267	345,114
Multi-asset	2,506	755	-	223	7	3,491	2,999
Alternatives	23,188	495	-	(1,448)	49	22,284	20,724
iShares ETFs subtotal	1,246,166	239,841	-	143,819	10,611	1,640,437	1,418,272
Non-ETF Index:
Equity	1,393,303	(5,787)	-	251,689	4,689	1,643,894	1,515,558
Fixed income	515,948	93,264	-	(15,949)	11,050	604,313	539,345
Multi-asset	7,980	(296)	-	371	(314)	7,741	7,603
Alternatives	7,228	(543)	-	408	53	7,146	7,440
Non-ETF Index subtotal	1,924,459	86,638	-	236,519	15,478	2,263,094	2,069,946
Index & iShares ETFs subtotal	3,170,625	326,479	-	380,338	26,089	3,903,531	3,488,218
Long-term	4,718,098	337,425	3,264	453,684	36,412	5,548,883	5,051,064
Cash management	388,982	32,526	-	1,074	2,841	425,423	404,180
Advisory(4)	10,341	(7,573)	-	(137)	(45)	2,586	4,323
Total	$5,117,421	$362,378	$3,264	$454,621	$39,208	$5,976,892	$5,459,567
The following table presents component changes in AUM by product type for the twelve months ended September 30, 2017.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Equity	$2,566,039	$152,328	$-	$440,000	$14,098	$3,172,465	$2,850,812
Fixed income	1,628,268	161,144	-	(16,672)	15,680	1,788,420	1,658,892
Multi-asset	402,261	20,262	-	28,611	5,893	457,027	418,083
Alternatives:
Core	88,731	3,569	3,264	2,773	831	99,168	92,758
Currency and commodities(5)	32,799	122	-	(1,028)	(90)	31,803	30,519
Alternatives subtotal	121,530	3,691	3,264	1,745	741	130,971	123,277
Long-term	4,718,098	337,425	3,264	453,684	36,412	5,548,883	5,051,064
Cash management	388,982	32,526	-	1,074	2,841	425,423	404,180
Advisory(4)	10,341	(7,573)	-	(137)	(45)	2,586	4,323
Total	$5,117,421	$362,378	$3,264	$454,621	$39,208	$5,976,892	$5,459,567

(1)  Amount represents AUM acquired in the First Reserve Transaction.

(2)  Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.
(5)	Amounts include commodity iShares ETFs.

AUM increased $859.5 billion, or 17%, to $6.0 trillion at September 30, 2017 from $5.1 trillion at September 30, 2016, driven by net market appreciation, positive net inflows, the impact of foreign exchange movements and AUM acquired in the First Reserve Transaction.

Net market appreciation of $454.6 billion was primarily driven by higher U.S. and global equity markets.

Long-term net inflows of $337.4 billion were comprised of net inflows of $239.8 billion, $81.5 billion and $16.1 billion from iShares ETFs, institutional clients and retail clients, respectively.  Net flows in long-term products are described below.

•

iShares ETFs net inflows of $239.8 billion were led by equity net inflows of $180.1 billion, reflecting demand for iShares Core and broad market exposures. Fixed income net inflows of $58.5 billion reflected inflows into corporate investment grade, emerging markets debt and treasury bond funds.

•	Institutional index net inflows of $71.5 billion were driven by fixed income net inflows of $89.7 billion, partially offset by equity net outflows of $17.4 billion.
•

Institutional active net inflows of $10.0 billion reflected multi-asset net inflows of $22.4 billion and alternatives net inflows of $4.6 billion, partially offset by equity net outflows of $15.2 billion. Multi-asset net inflows were driven by ongoing demand for the LifePath target-date series.  Alternatives net inflows of $4.6 billion were led by inflows into infrastructure offerings. Equity net outflows of $15.2 billion were primarily from U.S. equity and global strategies.

•

Retail net inflows of $16.1 billion reflected net inflows of $11.5 billion internationally and $4.6 billion in the United States. Retail net inflows primarily reflected net inflows of $14.7 billion from fixed income products, led by core, unconstrained, emerging market and municipal bond strategies, and $4.8 billion from equity products.

Cash management AUM increased 9% to $425.4 billion, driven by $32.5 billion of net inflows.

AUM increased $39.2 billion due to the impact of foreign exchange movements, primarily due to the weakening of the U.S. dollar, largely against the Euro and British pound, partially offset by the strengthening of the U.S. dollar against the Japanese yen.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and nine months ended September 30, 2017 and 2016 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$421	$409	$1,235	$1,201
iShares ETFs	836	691	2,333	1,970
Non-ETF index	170	170	509	508
Equity subtotal	1,427	1,270	4,077	3,679
Fixed income:
Active	442	427	1,281	1,237
iShares ETFs	210	188	595	512
Non-ETF index	88	78	257	217
Fixed income subtotal	740	693	2,133	1,966
Multi-asset	289	285	843	860
Alternatives:
Core	169	156	469	488
Currency and commodities	23	24	67	61
Alternatives subtotal	192	180	536	549
Long-term	2,648	2,428	7,589	7,054
Cash management	144	118	408	340
Total base fees	2,792	2,546	7,997	7,394
Investment advisory performance fees:
Equity	30	14	57	67
Fixed income	9	2	20	9
Multi-asset	2	1	14	6
Alternatives	150	41	218	84
Total performance fees	191	58	309	166
Technology and risk management revenue(1)	175	152	497	439
Distribution fees	5	10	17	32
Advisory and other revenue
Advisory(1)	25	22	74	78
Other	45	49	128	156
Advisory and other revenue	70	71	202	234
Total revenue	$3,233	$2,837	$9,022	$8,265

(1)

Beginning with the first quarter of 2017, Aladdin revenue previously reported within “BlackRock Solutions® and advisory” has been presented within “Technology and risk management revenue” on the condensed consolidated statement of income.  The remaining previously reported “BlackRock Solutions and advisory” revenue is currently reported as part of “Advisory and other revenue.” Under the historical presentation, BlackRock Solutions and advisory revenue would have totaled $200 million and $571 million for the three and nine months ended September 30, 2017, respectively. The prior period amounts reported for BlackRock Solutions and advisory of $174 million and $517 million for the three and nine months ended September 30, 2016, respectively, have been reclassified to conform to the current presentation.

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(2)
	2017	2016	2017	2016	2017	2016	2017	2016
Equity:
Active	15%	16%	5%	6%	15%	16%	5%	6%
iShares ETFs	30%	27%	20%	17%	29%	27%	20%	17%
Non-ETF index	6%	7%	28%	27%	6%	7%	28%	27%
Equity subtotal	51%	50%	53%	50%	50%	50%	53%	50%
Fixed income:
Active	16%	17%	13%	15%	17%	16%	13%	16%
iShares ETFs	8%	7%	6%	6%	7%	7%	6%	6%
Non-ETF index	3%	3%	10%	10%	3%	3%	10%	10%
Fixed income subtotal	27%	27%	29%	31%	27%	26%	29%	32%
Multi-asset	10%	11%	8%	8%	11%	12%	8%	8%
Alternatives:
Core	6%	6%	2%	2%	6%	7%	2%	2%
Currency and commodities	1%	1%	1%	1%	1%	1%	1%	1%
Alternatives subtotal	7%	7%	3%	3%	7%	8%	3%	3%
Long-term	95%	95%	93%	92%	95%	96%	93%	93%
Cash management	5%	5%	7%	8%	5%	4%	7%	7%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Revenue increased $396 million, or 14%, from the third quarter of 2016, driven by growth in base fees, performance fees, and technology and risk management revenue.

Investment advisory, administration fees and securities lending revenue of $2,792 million increased $246 million from $2,546 million in the third quarter of 2016, reflecting the impact of higher markets and organic growth on average AUM, partially offset by previously announced pricing changes to select investment products.  Securities lending revenue was $150 million in the current quarter compared with $142 million in the third quarter of 2016.

Investment advisory performance fees of $191 million increased $133 million from the third quarter of 2016, primarily reflecting improved performance in a broad range of hedge and long-only funds, including strong performance from a single hedge fund with an annual performance measurement period that ends in the third quarter.

Technology and risk management revenue of $175 million increased $23 million from $152 million in the third quarter of 2016, reflecting ongoing demand for Aladdin and other technology offerings.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Revenue increased $757 million, or 9%, from the nine months ended September 30, 2016, driven by growth in base fees, performance fees, and technology and risk management revenue, partially offset by lower advisory and other revenue.

Investment advisory, administration fees and securities lending revenue of $7,997 million increased $603 million from $7,394 million for the nine months ended September 30, 2016, reflecting the impact of higher markets and organic growth on average AUM, and the effect of AUM acquired in the BofA® Global Capital Management transaction, partially offset by previously announced pricing changes to select investment products.  Securities lending revenue was $447 million for the nine months ended September 30, 2017 compared with $441 million for the nine months ended September 30, 2016.

Investment advisory performance fees of $309 million increased $143 million from the nine months ended September 30, 2016, primarily reflecting improved performance in a broad range of hedge and long-only funds, including strong performance from a single hedge fund with an annual performance measurement period that ends in the third quarter.

Technology and risk management revenue of $497 million increased $58 million from $439 million for the nine months ended September 30, 2016 reflecting ongoing demand for Aladdin and other technology offerings.

Advisory and other revenue of $202 million decreased $32 million from $234 million for the nine months ended September 30, 2016, reflecting lower fees for distributing certain exchange-traded products, lower earnings from a strategic minority investment and lower commissions for sales of certain funds.

Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Expense, GAAP:
Employee compensation and benefits	$1,088	$969	$3,108	$2,893
Distribution and servicing costs	123	114	361	320
Amortization of deferred sales commissions	4	8	13	27
Direct fund expense	234	200	666	583
General and administration:
Marketing and promotional	76	72	231	232
Occupancy and office related	68	65	202	208
Portfolio services	68	57	195	164
Technology	51	41	145	129
Professional services	37	27	92	84
Communications	8	9	24	29
Other general and administration	55	41	125	100
Total general and administration expense	363	312	1,014	946
Restructuring charge	—	—	—	76
Amortization of intangible assets	27	25	77	75
Total expense, GAAP	$1,839	$1,628	$5,239	$4,920
Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	4	7	12	21
Restructuring charge	—	—	—	76
Total non-GAAP expense adjustments	4	7	12	97
Expense, as adjusted:
Employee compensation and benefits	$1,084	$962	$3,096	$2,872
Distribution and servicing costs	123	114	361	320
Amortization of deferred sales commissions	4	8	13	27
Direct fund expense	234	200	666	583
General and administration	363	312	1,014	946
Amortization of intangible assets	27	25	77	75
Total expense, as adjusted	$1,835	$1,621	$5,227	$4,823

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

GAAP.    Expense increased $211 million from the third quarter of 2016, driven primarily by higher employee compensation and benefits expense, higher general and administration expense, and higher direct fund expense.

Employee compensation and benefits expense increased $119 million, or 12%, from the third quarter of 2016, primarily reflecting higher incentive compensation, driven primarily by higher performance fees and operating income, and higher headcount.  Employees at September 30, 2017 totaled approximately 13,700 compared with approximately 13,000 at September 30, 2016.

Direct fund expense increased $34 million from the third quarter of 2016, reflecting higher average AUM.

General and administration expense increased $51 million from the third quarter of 2016, reflecting higher portfolio services, technology, and professional services expense, as well as increased foreign exchange remeasurement expense and contingent consideration fair value adjustments.

As Adjusted.    Expense, as adjusted, increased $214 million, or 13%, to $1,835 million from $1,621 million in the third quarter of 2016. The increase in total expense, as adjusted, is driven primarily by higher employee compensation and benefits expense, higher general and administration expense, and higher direct fund expense.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

GAAP.    Expense increased $319 million from the nine months ended September 30, 2016, driven primarily by higher employee compensation and benefits expense, higher direct fund expense, higher general and administration expense, and approximately $22 million of expense associated with the strategic repositioning of the active equity platform, partially offset by a restructuring charge recorded in the first quarter of 2016.

Employee compensation and benefits expense increased $215 million, or 7%, from the nine months ended September 30, 2016, reflecting higher incentive compensation, higher headcount, and approximately $20 million of severance and accelerated compensation expense associated with the repositioning of the active equity platform.

Distribution and servicing costs increased $41 million, or 13%, from the nine months ended September 30, 2016, reflecting higher average AUM and the effect of AUM acquired in the BofA Global Capital Management transaction.

Direct fund expense increased $83 million from the nine months ended September 30, 2016, reflecting higher average AUM.

General and administration expense increased $68 million from the nine months ended September 30, 2016, reflecting higher portfolio services and technology expense, and the impact of foreign exchange remeasurement expense.

As Adjusted.    Expense, as adjusted, increased $404 million, or 8%, to $5,227 million from $4,823 million in the nine months ended September 30, 2016. The increase in total expense, as adjusted, is driven primarily by higher employee compensation and benefit expense, higher direct fund expense, higher general and administration expense and the $22 million expense associated with the repositioning of the active equity platform.  The restructuring charge recorded in the first quarter of 2016 has been excluded from the as adjusted results.

Nonoperating Results

The summary and reconciliation of U.S. GAAP nonoperating income (expense) to nonoperating income (expense), as adjusted for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Nonoperating income (expense), GAAP basis(1)	$10	$1	$4	$(72)
Less: Net income (loss) attributable to NCI	12	2	31	(2)
Nonoperating income (expense), as adjusted, net of NCI(2)(3)	$(2)	$(1)	$(27)	$(70)

(1)

Amounts include a gain of $29 million and $19 million for the three months ended September 30, 2017 and 2016, respectively, attributable to consolidated variable interest entities (“VIEs”). Amounts include a gain of $95 million and $34 million for the nine months ended September 30, 2017 and 2016, respectively, attributable to consolidated VIEs.

(2)	Net of income (loss) attributable to NCI.
(3)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and nine months ended September 30, 2017 and 2016.

The components of nonoperating income (expense), as adjusted, for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Net gain (loss) on investments(1)(2)
Private equity	$7	$2	$21	$11
Real assets	1	2	2	5
Other alternatives(3)	11	9	34	13
Other investments(4)	10	16	35	22
Subtotal	29	29	92	51
Other gains	—	—	5	—
Total net gain (loss) on investments(1)(2)	29	29	97	51
Interest and dividend income	15	22	35	33
Interest expense	(46)	(52)	(159)	(154)
Net interest expense	(31)	(30)	(124)	(121)
Nonoperating income (expense), as adjusted(1)(2)	$(2)	$(1)	$(27)	$(70)

(1)	Net of net income (loss) attributable to NCI. Amounts also include net gain (loss) on consolidated VIEs.
(2)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and nine months ended September 30, 2017 and 2016.

(3)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include net gains (losses) related to equity and fixed income investments.

Interest expense for the nine months ended September 30, 2017 included a “make-whole” redemption premium of $14 million related to refinancing the $700 million 6.25% notes, which were repaid prior to their September 2017 maturity.

Income Tax Expense

	GAAP				As Adjusted
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Operating income(1)	$1,394	$1,209	$3,783	$3,345	$1,398	$1,216	$3,795	$3,442
Total nonoperating income (expense)(1)(2)	(2)	(1)	(27)	(70)	(2)	(1)	(27)	(70)
Income before income taxes(2)	$1,392	$1,208	$3,756	$3,275	$1,396	$1,215	$3,768	$3,372
Income tax expense	$445	$333	$1,090	$954	$427	$361	$1,074	$1,010
Effective tax rate	32.0%	27.6%	29.0%	29.1%	30.6%	29.7%	28.5%	30.0%

(1)	See Non-GAAP Financial Measures for further information on and reconciliation of as adjusted items.
(2)	Net of net income (loss) attributable to NCI.

2017.  The three and nine months ended September 30, 2017 income tax expense (GAAP) reflected net noncash expense of $19 million related to the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes.

The nine months ended September 30, 2017 income tax expense (GAAP) also included an $81 million discrete tax benefit, reflecting the adoption of new accounting guidance related to stock-based compensation awards that vested in the first quarter of 2017.  See Note 2, Significant Accounting Policies, for further information.

The as adjusted effective tax rate of 30.6% and 28.5% for the three and nine months ended September 30, 2017, respectively, excluded the net noncash expense of $19 million mentioned above as it will not have a cash flow impact and to ensure comparability among periods presented.

2016.  The three and nine months ended September 30, 2016 income tax expense (GAAP) reflected:

•

a $26 million net noncash tax benefit, primarily related to the revaluation of certain deferred income tax liabilities as a result of legislation enacted in the United Kingdom, and domestic state and local tax changes, and

•	nonrecurring tax benefits, which totaled $16 million and $35 million for the three and nine months ended September 30, 2016, respectively.

The as adjusted effective tax rate of 29.7% and 30.0% for the three and nine months ended September 30, 2016, respectively, excluded the net noncash benefit of $26 million mentioned above, as it will not have a cash flow impact and to ensure comparability among periods presented.

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

	September 30, 2017
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Funds(2)	As Adjusted
Assets
Cash and cash equivalents	$6,165	$—	$63	$6,102
Accounts receivable	3,183	—	—	3,183
Investments	1,928	—	28	1,900
Assets of consolidated VIEs:
Cash and cash equivalents	82	—	82	—
Investments	1,286	—	238	1,048
Other assets	46	—	46	—
Separate account assets and collateral held under securities lending agreements	175,369	175,369	—	—
Other assets(3)	1,882	—	8	1,874
Subtotal	189,941	175,369	465	14,107
Goodwill and intangible assets, net	30,626	—	—	30,626
Total assets	$220,567	$175,369	$465	$44,733
Liabilities
Accrued compensation and benefits	$1,614	$—	$—	$1,614
Accounts payable and accrued liabilities	1,652	—	—	1,652
Liabilities of consolidated VIEs	319	—	319	—
Borrowings	5,000	—	—	5,000
Separate account liabilities and collateral liabilities under securities lending agreements	175,369	175,369	—	—
Deferred income tax liabilities(4)	4,966	—	—	4,966
Other liabilities	1,230	—	(229)	1,459
Total liabilities	190,150	175,369	90	14,691
Equity
Total stockholders’ equity	30,042	—	—	30,042
Noncontrolling interests	375	—	375	—
Total equity	30,417	—	375	30,042
Total liabilities and equity	$220,567	$175,369	$465	$44,733

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts represent the portion of assets and liabilities of Consolidated Sponsored Investment Funds attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)	Amount includes approximately $5.6 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of September 30, 2017 and December 31, 2016 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.     Cash and cash equivalents at September 30, 2017 and December 31, 2016 included $73 million and $53 million, respectively, of cash held by consolidated VREs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the nine months ended September 30, 2017).

Accounts receivable at September 30, 2017 increased $833 million from December 31, 2016 primarily due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within accounts payable and accrued liabilities) and higher BlackRock mutual funds, iShares ETFs and performance fee receivables. Investments were $1,928 million at September 30, 2017 (for more information see Investments herein). Goodwill and intangible assets increased $145 million from December 31, 2016, primarily due to the First Reserve Transaction and Cachematrix Transaction, partially offset by $77 million of amortization of intangible assets. Other assets (including property and equipment) increased $258 million from December 31, 2016, primarily related to an increase in current taxes receivable, certain strategic investments and other assets.

Liabilities.    Accrued compensation and benefits at September 30, 2017 decreased $266 million from December 31, 2016, primarily due to 2016 incentive compensation cash payments in the first quarter of 2017, partially offset by 2017 incentive compensation accruals. Accounts payable and accrued liabilities at September 30, 2017 increased $558 million from December 31, 2016 due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within accounts receivable).

Net deferred income tax liabilities at September 30, 2017 increased $126 million, partially due to the effects of temporary differences associated with stock-based compensation and intangibles. The change also reflects the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes. Other liabilities increased $223 million from December 31, 2016, primarily related to an increase in contingent liabilities related to the First Reserve Transaction, uncertain tax positions, and other operating liabilities.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,928 million and $1,286 million, respectively, at September 30, 2017. Total Investments include consolidated investments held by sponsored investment funds accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	September 30,	December 31,
(in millions)	2017	2016
Investments, GAAP	$1,928	$1,595
Investments held by consolidated VIEs, GAAP	1,286	1,008
Total Investments	3,214	2,603
Investments held by consolidated VIEs	(1,286)	(1,008)
Investments held by consolidated VREs	(507)	(465)
Net interest in consolidated VREs	479	444
Net interest in consolidated VIEs(1)	1,048	840
Total Investments, as adjusted	2,948	2,414
Federal Reserve Bank stock	(90)	(89)
Deferred compensation investments	(58)	(66)
Hedged investments	(538)	(614)
Carried interest (VIEs/VREs)	(280)	(126)
Total “economic” investment exposure	$1,982	$1,519

(1)	Amount includes $260 million of carried interest (VIEs) as of September 30, 2017 and $108 million as of December 31, 2016, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(in millions)	2017	2016
Private equity	$333	$334
Real assets	304	94
Other alternatives(1)	254	245
Other investments(2)	1,091	846
Total “economic” investment exposure	$1,982	$1,519

(1)	Other alternatives include distressed credit/mortgage funds/opportunistic funds and hedge funds/funds of hedge funds.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as U.K. government securities, primarily held for regulatory purposes.

As adjusted investment activity for the nine months ended September 30, 2017 was as follows:

(in millions)
Total Investments, as adjusted, December 31, 2016	$2,414
Purchases/capital contributions	830
Sales/maturities	(603)
Distributions(1)	(67)
Market appreciation(depreciation)/earnings from equity method investments	183
Carried interest capital allocations/(distributions)/acquired	154
Other	37
Total Investments, as adjusted, September 30, 2017	$2,948

(1)	Amount includes distributions representing return of capital and return on investments.

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Funds:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash and cash equivalents, December 31, 2016	$6,091	$53	$6,038
Cash flows from operating activities	2,486	(252)	2,738
Cash flows from investing activities	(490)	(52)	(438)
Cash flows from financing activities	(2,083)	324	(2,407)
Effect of exchange rate changes on cash and cash equivalents	161	—	161
Net change in cash and cash equivalents	74	20	54
Cash and cash equivalents, September 30, 2017	$6,165	$73	$6,092

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

Cash outflows from investing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the nine months ended September 30, 2017 were $438 million and primarily reflected $404 million of investment purchases, $100 million of purchases of property and equipment, $73 million related to the First Reserve Transaction and $29 million related to the Cachematrix Transaction, partially offset by $142 million of net proceeds from sales and maturities of certain investments.

Cash outflows from financing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the nine months ended September 30, 2017 were $2,407 million, primarily resulting from $1,133 million of share repurchases, including $825 million in open market transactions and $308 million of employee tax withholdings related to employee stock transactions, $1,259 million of cash dividend payments and $700 million of repayments of long-term borrowings, partially offset by $697 million of proceeds from issuance of long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
(in millions)	2017	2016
Cash and cash equivalents(1)	$6,165	$6,091
Cash and cash equivalents held by consolidated VREs(2)	(73)	(53)
Subtotal	6,092	6,038
Credit facility – undrawn	4,000	4,000
Total liquidity resources(3)	$10,092	$10,038

(1)

The percentage of cash and cash equivalents held by the Company’s U.S. subsidiaries was approximately 40% and 50% at September 30, 2017 and December 31, 2016, respectively.  See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)	Amount at December 31, 2016 does not reflect year-end incentive compensation accruals of approximately $1.3 billion, which were paid in the first quarter of 2017.

Total liquidity resources increased $54 million during the nine months ended September 30, 2017, primarily reflecting cash flows from operating activities, partially offset by cash payments of 2016 year-end incentive awards, share repurchases of $1,133 million and cash dividend payments of $1,259 million.

A significant portion of the Company’s $2,948 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.  In January 2017, the Board of Directors approved an increase in the shares that may be repurchased under the Company’s existing share repurchase program to allow for the repurchase of an additional 6 million shares for a total up to 9 million shares of BlackRock common stock.

The Company repurchased 2.1 million common shares in open market transactions under the share repurchase program for approximately $825 million during the nine months ended September 30, 2017. At September 30, 2017, there were 6.9 million shares still authorized to be repurchased.

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

At September 30, 2017 and December 31, 2016, the Company was required to maintain approximately $1.7 billion and $1.4 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2017 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2017 to extend the maturity date to April 2022 (the “2017 credit facility”). The 2017 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2017 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2017 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2017. The 2017 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At September 30, 2017, the Company had no amount outstanding under the 2017 credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion.  The commercial paper program is currently supported by the 2017 credit facility. At September 30, 2017, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At September 30, 2017, the principal amount of long-term borrowings outstanding was $5.0 billion. See Note 12, Borrowings, in the 2016 Form 10-K for more information on borrowings outstanding as of December 31, 2016.

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

During the nine months ended September 30, 2017, the Company paid approximately $149 million of interest on long-term borrowings. Future principal repayments and interest requirements at September 30, 2017 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2017	$—	$54	$54
2018	—	175	175
2019	1,000	175	1,175
2020	—	125	125
2021	750	109	859
2022	750	80	830
Thereafter(1)	2,528	184	2,712
Total	$5,028	$902	$5,930

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using foreign exchange rates as of September 30, 2017.

Investment Commitments.    At September 30, 2017, the Company had $328 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Contingent Payments Related to Business Acquisitions.     In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products.  The fair value of the remaining aggregate contingent payments at September 30, 2017 totaled $228 million, including $125 million related to the First Reserve Transaction, and is included in other liabilities on the condensed consolidated statements of financial condition.

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

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At September 30, 2017, the Company indemnified certain of its clients for their securities lending loan balances of approximately $197.6 billion. The Company held, as agent, cash and securities totaling $210.6 billion as collateral for indemnified securities on loan at September 30, 2017. The fair value of these indemnifications was not material at September 30, 2017.

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

At September 30, 2017, BlackRock was determined to be the PB for certain investment funds that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company generally consolidates VIEs in which it holds an equity ownership interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%.  See Note 5, Variable Interest Entities, in the notes to the condensed consolidated financial statements for more information.

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

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At September 30, 2017 and December 31, 2016, the Company had $303 million and $152 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition. A portion of the deferred carried interest liability will be paid to certain employees. The ultimate timing of the recognition of performance fee revenue, if any, for these products is unknown.

The following table presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Beginning balance	$280	$131	$152	$143
Net increase (decrease) in unrealized allocations	23	8	52	7
Performance fee revenue recognized	—	(11)	(12)	(22)
Acquisition	—	—	111	—
Ending balance	$303	$128	$303	$128

Accounting Developments

Recent Accounting Pronouncements Not Yet Adopted.

Revenue from Contracts with Customers.    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements. The Company continues to evaluate the impact of ASU 2014-09 on the presentation and recognition of its revenue contracts and certain contract costs. The most significant change identified to date relates to the presentation of certain distribution costs, which are currently presented net against revenues (contra-revenue) and will likely be presented as an expense on a gross basis. The Company currently expects such net gross up to annual revenue to be approximately $1 billion with a corresponding gross up to annual expense. Consequently, the Company expects its GAAP operating margin to decline upon adoption of the new guidance due to the gross up of revenue. However, it currently does not expect any material impact to its as adjusted operating margin. The Company is currently evaluating which transition method it will apply when it adopts the new revenue recognition guidance in the first quarter of 2018.

For accounting pronouncements that the Company adopted during the nine months ended September 30, 2017 and for additional recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements contained in Part I, Items 1 of this filing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2017, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At September 30, 2017, the Company had outstanding total return swaps with an aggregate notional value of approximately $538 million.  At September 30, 2017, there were no outstanding interest rate swaps.

At September 30, 2017, approximately $1.8 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $1,982 million. See Balance Sheet Overview- Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk.    At September 30, 2017, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $816 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $81.6 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At September 30, 2017, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1,166 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $20.3 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $404 million at September 30, 2017. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $40.4 million decline in the carrying value of such investments.

Other Market Risks.    The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At September 30, 2017, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $1.3 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On May 27, 2014, certain purported investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the U.S. District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. The Consolidated Complaint, which purports to be brought derivatively on behalf of the Funds, alleges that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On February 24, 2015, the same plaintiffs filed another complaint in the same court against BlackRock Investment Management, LLC and BlackRock Advisors, LLC. The allegations and legal claims in both complaints are substantially similar, with the new complaint purporting to challenge fees received by defendants after the plaintiffs filed their prior complaint. Both complaints seek, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by defendants in the twelve month period preceding the start of each lawsuit, along with purported lost investment returns on those amounts, plus interest. The defendants believe the claims in both lawsuits are without merit and intend to vigorously defend the actions.  On September 25, 2017, the defendants filed a motion for summary judgment to dismiss the lawsuit.

Between November 12, 2015 and November 16, 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”), BlackRock US Core Property Fund, Inc. (formerly known as BlackRock Granite Property Fund, Inc.) (“Granite Fund”), and certain other Granite Fund related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June 16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which manages the Property, and certain other non-BlackRock related entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs allege, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and seek monetary, including punitive, damages. Additionally, on March 16, 2016, three former tenants of the Library Gardens apartment unit that experienced the balcony collapse sued the BlackRock Parties. The former tenants, who witnessed (but were not physically injured in) the accident make allegations virtually identical to those in the other previously filed actions and claim that, as a result of the collapse, they suffered unspecified emotional damage. Several defendants also filed cross-complaints alleging a variety of claims, including claims against the BlackRock Parties for contribution, negligence, and declaratory relief. BlackRock, Inc. believes the claims against it are without merit and intends to vigorously defend the actions. A trial on all claims is scheduled to begin on February 5, 2018.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory affiliates, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court.  The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws, purportedly by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash."  Plaintiffs seek unspecified monetary damages. The Plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, plaintiffs filed an amended complaint. The defendants filed a motion for judgment on the pleadings dismissing that complaint. On September 18, 2017, the court dismissed the lawsuit.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the U.S. District Court for the Northern District of California by a former employee on behalf of all BlackRock employee 401(k) Plan (the “Plan”) participants and beneficiaries in the Plan from

April 5, 2011, to the present.  The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated with investment options managed by BlackRock.  While the complaint does not contain any specific amount in alleged damages, it claims that the purported underperformance and hidden fees cost Plan participants more than $60 million. On October 10, 2017, the plaintiffs filed an Amended Complaint, which, among other things, adds as defendants certain current and former members of the BlackRock Retirement and Investment Committees.  The Amended Complaint also includes a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC.  Specifically, the plaintiffs allege that BTC exercised fiduciary authority over its compensation for securities lending services to the CTFs.  The defendants believe the claims in this lawsuit are without merit and intend to vigorously defend the action.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2017 through July 31, 2017	198,234	(2)	$427.31	183,716	7,407,531
August 1, 2017 through August 31, 2017	439,530	(2)	$422.69	427,122	6,980,409
September 1, 2017 through September 30, 2017	39,343	(2)	$419.40	37,753	6,942,656
Total	677,107		$423.85	648,591

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: November 8, 2017		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer