Form 10-K
period 2017-12-31
BlackRock Inc.
filed 2018-02-28
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

       Non-accelerated filer (Do not check if a smaller reporting company) ☐

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

The aggregate market value of the voting common stock and nonvoting common stock equivalents held by nonaffiliates of the registrant as of June 30, 2017 was approximately $67.3 billion.

As of January 31, 2018, there were 160,718,719 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2018 annual meeting of stockholders to be held on May 23, 2018 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Part I

Item 1. Business

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $6.288 trillion of assets under management (“AUM”) at December 31, 2017. With approximately 13,900 employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment, risk management and technology services to institutional and retail clients worldwide.

Our diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. We offer single- and multi-asset class portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective investment trusts and other pooled investment vehicles. BlackRock also offers the investment and risk management technology platform, Aladdin®, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management clients. The Company is highly regulated and manages its clients’ assets as a fiduciary. We do not engage in proprietary trading activities that could conflict with the interests of our clients.

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

BlackRock maintains a significant global sales and marketing presence that is focused on establishing and maintaining retail and institutional investment management and technology service relationships by marketing its services to investors directly and through third-party distribution relationships, including financial professionals and pension consultants.

BlackRock is an independent, publicly traded company, with no single majority shareholder and over two-thirds of its Board of Directors consisting of independent directors. At December 31, 2017, The PNC Financial Services Group, Inc. (“PNC”) held 21.2% of BlackRock’s voting common stock and 21.7% of BlackRock’s capital stock, which includes outstanding common and nonvoting preferred stock.

Management seeks to deliver value for stockholders over time by, among other things, capitalizing on BlackRock’s differentiated competitive position, including:

•	the Company’s focus on strong performance providing alpha for active products and limited or no tracking error for index products;
•

the Company’s global reach and commitment to best practices around the world, with approximately 49% of employees outside the United States serving clients locally and supporting local investment capabilities. Approximately 40% of total AUM is managed for clients domiciled outside the United States;

•

the Company’s breadth of investment strategies, including market-cap weighted index, smart beta and factor-based, high conviction alpha and liquid and illiquid alternative product offerings, which enhance its ability to tailor single- and multi-asset investment solutions to address specific client needs;

•

the Company’s differentiated client relationships and fiduciary focus, which enable effective positioning toward changing client needs and macro trends including the secular shift to index investing and ETFs, a focus on income and retirement, and barbelling of risk using index and active products, including alternatives; and

•

the Company’s longstanding commitment to innovation, technology and risk management and the continued development of, and increased interest in, BlackRock technology products and solutions, including Aladdin, Aladdin Risk for Wealth Management, Cachematrix, and FutureAdvisor, as well as Scalable Capital and iCapital, in which BlackRock has made minority investments.

BlackRock operates in a global marketplace impacted by changing market dynamics and economic uncertainty, factors that can significantly affect earnings and stockholder returns in any given period.

The Company’s ability to increase revenue, earnings and stockholder value over time is predicated on its ability to generate new business, including business in Aladdin and other technology products and services. New business efforts depend on BlackRock’s ability to achieve clients’ investment objectives in a manner consistent with their risk preferences and to deliver excellent client service. All of these efforts require the commitment and contributions of BlackRock employees. Accordingly, the ability to attract, develop and retain talented professionals is critical to the Company’s long-term success.

Financial Highlights

(in millions, except per share data)
GAAP:	2017	2016	2015	2014	2013	5-Year CAGR(4)
Total revenue	$12,491	$11,155	$11,401	$11,081	$10,180	6%
Operating income	$5,272	$4,570	$4,664	$4,474	$3,857	8%
Operating margin	42.2%	41.0%	40.9%	40.4%	37.9%	2%
Nonoperating income (expense)(1)	$(32)	$(108)	$(69)	$(49)	$97	N/A
Net income attributable to BlackRock, Inc.	$4,970	$3,172	$3,345	$3,294	$2,932	15%
Diluted earnings per common share	$30.23	$19.04	$19.79	$19.25	$16.87	17%

(in millions, except per share data)
As adjusted(2):	2017	2016	2015	2014	2013	5-Year CAGR(4)
Operating income	$5,287	$4,674	$4,695	$4,563	$4,024	8%
Operating margin	44.1%	43.7%	42.9%	42.9%	41.4%	2%
Nonoperating income (expense)(1)	$(32)	$(108)	$(70)	$(56)	$7	N/A
Net income attributable to BlackRock, Inc.(3)	$3,716	$3,214	$3,313	$3,310	$2,882	9%
Diluted earnings per common share(3)	$22.60	$19.29	$19.60	$19.34	$16.58	11%

N/A	— not applicable
(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).
(2)

BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures.

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures”, for further information on non-GAAP financial measures and for as adjusted items for 2017, 2016, and 2015.

In 2014, general and administration expense relating to the reduction of an indemnification asset has been excluded since it is directly offset by a tax benefit of the same amount and, consequently, did not impact BlackRock’s book value. In 2013, the Company made a charitable contribution of the Company’s investment in PennyMac Financial Services, Inc. (“PennyMac”) to a donor advised fund. The expense related to the charitable contribution was excluded from operating income, as adjusted, due to its nonrecurring nature and because the noncash, nonoperating pre-tax gain directly related to the contributed PennyMac investment was reported in nonoperating income (expense). In 2014 and 2013, the portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately did not impact BlackRock’s book value. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense).

(3)

Net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted exclude the after-tax impact of the items referred to above and also include the effect on deferred income tax expense resulting from certain income tax matters.

(4)	Percentage represents compounded annual growth rate (“CAGR”) over a five-year period (2012-2017).

Assets Under Management

The Company’s AUM by product type for the years 2013 through 2017 is presented below.

	December 31,
(in millions)	2017	2016	2015	2014	2013	5-Year CAGR(1)
Equity	$3,371,641	$2,657,176	$2,423,772	$2,451,111	$2,317,695	13%
Fixed income	1,855,465	1,572,365	1,422,368	1,393,653	1,242,186	8%
Multi-asset	480,278	395,007	376,336	377,837	341,214	12%
Alternatives	129,347	116,938	112,839	111,240	111,114	3%
Long-term	5,836,731	4,741,486	4,335,315	4,333,841	4,012,209	11%
Cash management	449,949	403,584	299,884	296,353	275,554	11%
Advisory	1,515	2,782	10,213	21,701	36,325	(49%)
Total	$6,288,195	$5,147,852	$4,645,412	$4,651,895	$4,324,088	11%

(1)	Percentage represents CAGR over a five-year period (2012-2017).

Component changes in AUM by product type for the five years ended December 31, 2017 are presented below.

(in millions)	December 31, 2012	Net inflows (outflows)	Adjustment/ acquisitions(1)	Market change	FX impact	December 31, 2017	5-Year CAGR(2)
Equity	$1,845,501	$356,005	$7,849	$1,254,390	$(92,104)	$3,371,641	13%
Fixed income	1,259,322	483,620	467	192,165	(80,109)	1,855,465	8%
Multi-asset	267,748	112,926	6,364	109,515	(16,275)	480,278	12%
Alternatives	109,795	8,634	17,736	(1,718)	(5,100)	129,347	3%
Long-term	3,482,366	961,185	32,416	1,554,352	(193,588)	5,836,731	11%
Cash management	263,743	110,751	80,635	3,045	(8,225)	449,949	11%
Advisory	45,479	(39,090)	-	759	(5,633)	1,515	(49%)
Total	$3,791,588	$1,032,846	$113,051	$1,558,156	$(207,446)	$6,288,195	11%

(1)

Amounts include AUM acquired from Credit Suisse’s ETF franchise (“Credit Suisse ETF Transaction”) in July 2013 and MGPA in October 2013. Amounts also include AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC (“BKCA”) in March 2015, AUM acquired from Infraestructura Institucional and FutureAdvisor in October 2015, AUM acquired in the BofA® Global Capital Management transaction in April 2016, and AUM acquired in the acquisition of the equity infrastructure franchise of First Reserve (“First Reserve Transaction”) in June 2017. In addition, amounts include other reclassifications to conform to current period combined AUM policy and presentation.

(2)	Percentage represents CAGR over a five-year period (2012-2017).

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

Investment management fees are typically earned as a percentage of AUM. We also earn performance fees on certain portfolios relative to an agreed-upon benchmark or return hurdle. On some products, we also may earn securities lending revenue. In addition, BlackRock offers its proprietary Aladdin investment system as well as risk management, outsourcing, advisory and other technology services, to institutional investors and wealth management intermediaries. Revenue for these services may be based on several criteria including value of positions, number of users or accomplishment of specific deliverables.

At December 31, 2017, total AUM was $6.288 trillion, representing a CAGR of 11% over the last five years. AUM growth during the period was achieved through the combination of net market valuation gains, net inflows and acquisitions, including Credit Suisse and MGPA, which collectively added $26.9 billion of AUM in 2013, BKCA, Infraestructura Institucional and FutureAdvisor, which collectively added $2.2 billion of AUM in 2015, BofA Global Capital Management which added $80.6 billion of AUM in 2016 and First Reserve which added $3.3 billion of AUM in 2017. Our AUM mix encompasses a broadly diversified product range, as described below.

The Company considers the categorization of its AUM by client type, product type, investment style, and client region useful to understanding its business. The following discussion of the Company’s AUM will be organized as follows:

Client Type	Product Type	Investment Style	Client Region
• Retail	• Equity	• Active	• Americas
• iShares ETFs	• Fixed Income	• Index and iShares ETFs	• Europe, the Middle East and Africa (“EMEA”)
• Institutional	• Multi-asset		• Asia-Pacific
• Alternatives
• Cash Management

Client Type

BlackRock serves a diverse mix of institutional and retail clients across the globe, with a regionally focused business model.  BlackRock leverages the benefits of scale across global investment, risk and technology platforms while at the same time using local distribution presence to deliver solutions for clients. Furthermore, our structure facilitates strong teamwork globally across both functions and regions in order to enhance our ability to leverage best practices to serve our clients and continue to develop our talent.

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

iShares ETFs are a growing component of both institutional and retail client portfolios. However, as iShares ETFs are traded on exchanges, complete transparency on the ultimate end-client is unavailable. Therefore, iShares ETFs are presented as a separate client type below, with investments in iShares ETFs by institutions and retail clients excluded from figures and discussions in their respective sections.

AUM by investment style and client type at December 31, 2017 is presented below.

(in millions)	Retail	iShares ETFs	Institutional	Total
Active	$556,697	$—	$1,139,308	$1,696,005
Non-ETF Index	71,680	—	2,316,807	2,388,487
iShares ETFs	—	1,752,239	—	1,752,239
Long-term	628,377	1,752,239	3,456,115	5,836,731
Cash management	24,354	—	425,595	449,949
Advisory	—	—	1,515	1,515
Total	$652,731	$1,752,239	$3,883,225	$6,288,195

Retail

BlackRock serves retail investors globally through a wide array of vehicles across the investment spectrum, including separate accounts, open-end and closed-end funds, unit trusts and private investment funds. Retail investors are served principally through intermediaries, including broker-dealers, banks, trust companies, insurance companies and independent financial advisors. Technology solutions and digital distribution tools are increasing the number of financial advisors and end-retail clients using BlackRock products. Retail represented 11% of long-term AUM at December 31, 2017 and 32% of long-term base fees for 2017.

iShares ETFs have a significant retail component, but is shown separately below. With the exclusion of iShares ETFs, retail AUM is predominantly comprised of active mutual funds. Mutual funds totaled $519.4 billion, or 83%, of retail long-term AUM at year-end, with the remainder invested in private investment funds and separately managed accounts (“SMAs”). 89% of retail long-term AUM is invested in active products.

Component changes in retail long-term AUM for 2017 are presented below.

(in millions)	December 31, 2016	Net inflows (outflows)	Market change	FX impact	December 31, 2017
Equity	$196,221	$4,145	$26,598	$6,254	$233,218
Fixed income	222,256	24,503	6,655	4,157	257,571
Multi-asset	107,997	1,143	10,687	1,028	120,855
Alternatives	15,478	101	708	446	16,733
Total	$541,952	$29,892	$44,648	$11,885	$628,377

The retail client base is diversified geographically, with 68% of long-term AUM managed for investors based in the Americas, 26% in EMEA and 6% in Asia-Pacific at year-end 2017.

•

U.S. retail long-term net inflows of $13.7 billion were led by fixed income inflows of $13.1 billion. Fixed income net inflows were diversified across exposures and products, with strong flows into our municipal, unconstrained and total return bond offerings. Equity net inflows of $1.3 billion were driven by flows into our index mutual funds, and we continued to make progress on the repositioning of our active equity platform. Multi-asset net outflows of $0.9 billion were primarily due to outflows from world allocation strategies.

•

International retail long-term net inflows of $16.2 billion were positive across major regions and diversified across asset classes. Fixed income products generated net inflows of $11.4 billion, led by emerging markets debt, unconstrained and short duration strategies. Equity net inflows of $2.8 billion reflected strong flows into international equities. Multi-asset net inflows of $2.0 billion were driven by flows into the cross-border version of our Multi-Asset Income fund.

iShares ETFs

iShares is the leading ETF provider in the world, with $1.8 trillion of AUM at December 31, 2017 and was the top asset gatherer globally in 20171 with record net inflows of $245.3 billion resulting in an organic growth rate of 19%. Equity net inflows of $174.4 billion were driven by flows into Core funds and into products with U.S. and broad developed market equity exposures. Record fixed income net inflows of $67.5 billion were diversified across exposures and product lines, led by flows into Core, corporate and treasury bond funds. iShares ETF multi-asset and alternative funds contributed a combined $3.5 billion of net inflows, primarily into commodities funds. iShares ETFs represented 30% of long-term AUM at December 31, 2017 and 40% of long-term base fees for 2017.

Component changes in iShares ETFs AUM for 2017 are presented below.

(in millions)	December 31, 2016	Net inflows	Market change	FX impact	December 31, 2017
Equity	$951,252	$174,377	$189,472	$14,509	$1,329,610
Fixed income	314,707	67,451	4,497	8,597	395,252
Multi-asset	3,149	322	280	10	3,761
Alternatives(1)	18,771	3,192	1,478	175	23,616
Total	$1,287,879	$245,342	$195,727	$23,291	$1,752,239

(1)	Amounts include commodity iShares ETFs.

Our broad iShares ETF product range offers investors a precise, transparent and efficient way to gain exposure to a full range of asset classes and global markets that have been difficult for many investors to access, as well as the liquidity required to make adjustments to their exposures quickly and cost-efficiently.

•

U.S. iShares ETF AUM ended 2017 at $1.3 trillion with $201.3 billion of net inflows driven by strong demand for Core funds and U.S. and broad developed market equities as well as a diverse range of fixed income products.[2]

•

International iShares ETF AUM ended 2017 at $424.7 billion with net inflows of $44.1 billion led by equity net inflows of $29.0 billion, which reflected strong flows into our international Core funds in Canada and Europe.

Institutional

BlackRock serves institutional investors on six continents in sub-categories including: pensions, endowments and foundations, official institutions, and financial institutions; institutional AUM is diversified across product and region.

1Source: BlackRock; Bloomberg

2Regional iShares ETF amounts based on jurisdiction of product, not underlying client.

Component changes in institutional long-term AUM for 2017 are presented below.

(in millions)	December 31, 2016	Net inflows (outflows)	Acquisition(1)	Market change	FX impact	December 31, 2017
Active:
Equity	$120,699	$(13,594)	$—	$25,681	$4,399	$137,185
Fixed income	536,727	(654)	—	22,537	11,440	570,050
Multi-asset	276,933	19,604	—	37,166	14,122	347,825
Alternatives	75,615	566	3,264	2,771	2,032	84,248
Active subtotal	1,009,974	5,922	3,264	88,155	31,993	1,139,308
Index:
Equity	1,389,004	(34,782)	—	283,684	33,722	1,671,628
Fixed income	498,675	87,487	—	13,932	32,498	632,592
Multi-asset	6,928	(739)	—	1,427	221	7,837
Alternatives	7,074	(2,882)	—	294	264	4,750
Index subtotal	1,901,681	49,084	—	299,337	66,705	2,316,807
Total	$2,911,655	$55,006	$3,264	$387,492	$98,698	$3,456,115

(1)	Amount represents AUM acquired in the First Reserve Transaction.

Institutional active AUM ended 2017 at $1.1 trillion, reflecting $5.9 billion of net inflows. Institutional active represented 19% of long-term AUM and 18% of long-term base fees. Growth in AUM reflected continued strength in multi-asset products with net inflows of $19.6 billion reflecting ongoing demand for solutions offerings and the LifePath® target-date suite. Alternatives net inflows of $0.6 billion were led by inflows into infrastructure, hedge fund solutions and alternatives solutions offerings. Excluding return of capital and investment of $6.0 billion, alternatives net inflows were $6.6 billion. In addition, 2017 was another strong fundraising year for illiquid alternatives, and we raised approximately $11 billion in new commitments, which will be a source of future net inflows. Equity and fixed income net outflows were $13.6 billion and $0.7 billion, respectively.

Institutional index AUM totaled $2.3 trillion at December 31, 2017, reflecting net inflows of $49.1 billion. Fixed income net inflows of $87.5 billion were driven by demand for liability-driven investment solutions, particularly in Europe. Equity net outflows of $34.8 billion were primarily due to low-fee regional index equity outflows as clients looked to re-allocate, re-balance or meet their cash needs. Alternatives net outflows of $2.9 billion reflected outflows from passive currency overlays. Institutional index represented 40% of long-term AUM at December 31, 2017 and accounted for 10% of long-term base fees for 2017.

The Company’s institutional clients consist of the following:

•

Pensions, Foundations and Endowments. BlackRock is among the world’s largest managers of pension plan assets with $2.403 trillion, or 69%, of long-term institutional AUM managed for defined benefit, defined contribution and other pension plans for corporations, governments and unions at December 31, 2017. The market landscape continues to shift from defined benefit to defined contribution, driving strong flows in our defined contribution channel, which had $46.5 billion of long-term net inflows for the year, driven by continued demand for our LifePath target-date suite. Defined contribution represented $887.1 billion of total pension AUM, and we remain well positioned to capitalize on the on-going evolution of the defined contribution market and demand for outcome-oriented investments. An additional $76.4 billion, or 2%, of long-term institutional AUM was managed for other tax-exempt investors, including charities, foundations and endowments.

•

Official Institutions. BlackRock managed $195.3 billion, or 6%, of long-term institutional AUM for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies at year-end 2017. These clients often require specialized investment advice, the use of customized benchmarks and training support.

•

Financial and Other Institutions. BlackRock is a top independent manager of assets for insurance companies, which accounted for $274.3 billion, or 8%, of institutional long-term AUM at year-end 2017. Assets managed for other taxable institutions, including corporations, banks and third-party fund sponsors for which we provide sub-advisory services, totaled $506.9 billion, or 15%, of long-term institutional AUM at year-end.

Product Type and investment style

Component changes in AUM by product type and investment style for 2017 are presented below.

(in millions)	December 31, 2016	Net inflows (outflows)	Acquisition(1)	Market change	FX impact	December 31, 2017
Equity:
Active	$275,033	$(18,506)	$—	$46,134	$8,548	$311,209
iShares ETFs	951,252	174,377	—	189,472	14,509	1,329,610
Non-ETF index	1,430,891	(25,725)	—	289,829	35,827	1,730,822
Equity subtotal	2,657,176	130,146	—	525,435	58,884	3,371,641
Fixed income:
Active	749,996	21,541	—	28,800	14,798	815,135
iShares ETFs	314,707	67,451	—	4,497	8,597	395,252
Non-ETF index	507,662	89,795	—	14,324	33,297	645,078
Fixed income subtotal	1,572,365	178,787	—	47,621	56,692	1,855,465
Multi-asset	395,007	20,330	—	49,560	15,381	480,278
Alternatives:
Core	88,630	780	3,264	3,438	2,421	98,533
Currency and commodities	28,308	197	—	1,813	496	30,814
Alternatives subtotal	116,938	977	3,264	5,251	2,917	129,347
Long-term	4,741,486	330,240	3,264	627,867	133,874	5,836,731
Cash management	403,584	38,259	—	1,239	6,867	449,949
Advisory	2,782	(1,245)	—	(205)	183	1,515
Total	$5,147,852	$367,254	$3,264	$628,901	$140,924	$6,288,195

(1)	Amount represents AUM acquired in the First Reserve Transaction.

Long-term product offerings include alpha-seeking active and index strategies. Our alpha-seeking active strategies seek to earn attractive returns in excess of a market benchmark or performance hurdle while maintaining an appropriate risk profile, and leverage fundamental research and quantitative models to drive portfolio construction. In contrast, index strategies seek to closely track the returns of a corresponding index, generally by investing in substantially the same underlying securities within the index or in a subset of those securities selected to approximate a similar risk and return profile of the index. Index strategies include both our non-ETF index products and iShares ETFs.

Although many clients use both alpha-seeking active and index strategies, the application of these strategies may differ. For example, clients may use index products to gain exposure to a market or asset class, or may use a combination of index strategies to target active returns. In addition, institutional non-ETF index assignments tend to be very large (multi-billion dollars) and typically reflect low fee rates. Net flows in institutional index products generally have a small impact on BlackRock’s revenues and earnings.

Equity

Year-end 2017 equity AUM totaled $3.372 trillion, reflecting net inflows of $130.1 billion. Net inflows included $174.4 billion into iShares ETFs, driven by net inflows into Core funds and broad developed and emerging market equities, partially offset by non-ETF index and active net outflows of $25.7 billion and $18.5 billion, respectively.

BlackRock’s effective fee rates fluctuate due to changes in AUM mix. Approximately half of BlackRock’s equity AUM is tied to international markets, including emerging markets, which tend to have higher fee rates than U.S. equity strategies. Accordingly, fluctuations in international equity markets, which may not consistently move in tandem with U.S. markets, have a greater impact on BlackRock’s equity revenues and effective fee rate.

Fixed Income

Fixed income AUM ended 2017 at $1.855 trillion, reflecting net inflows of $178.8 billion. In 2017, active net inflows of $21.5 billion were diversified across fixed income offerings, and included strong inflows into municipal, unconstrained and total return bond funds. iShares ETFs net inflows of $67.5 billion were led by flows into Core, corporate and treasury bond funds. Non-ETF index net inflows of $89.8 billion were driven by demand for liability-driven investment solutions.

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

Component changes in multi-asset AUM for 2017 are presented below.

(in millions)	December 31, 2016	Net inflows (outflows)	Market change	FX impact	December 31, 2017
Asset allocation and balanced	$176,675	$(2,502)	$17,387	$4,985	$196,545
Target date/risk	149,432	23,925	24,532	1,577	199,466
Fiduciary	68,395	(1,047)	7,522	8,819	83,689
FutureAdvisor(1)	505	(46)	119	—	578
Total	$395,007	$20,330	$49,560	$15,381	$480,278
(1)	FutureAdvisor amounts do not include AUM held in iShares ETFs.

Multi-asset net inflows reflected ongoing institutional demand for our solutions-based advice with $18.9 billion of net inflows coming from institutional clients. Defined contribution plans of institutional clients remained a significant driver of flows, and contributed $20.8 billion to institutional multi-asset net inflows in 2017, primarily into target date and target risk product offerings. Retail net inflows of $1.1 billion reflected demand for our Multi-Asset Income fund family, which raised $5.8 billion in 2017.

The Company’s multi-asset strategies include the following:

•

Asset allocation and balanced products represented 41% of multi-asset AUM at year-end. These strategies combine equity, fixed income and alternative components for investors seeking a tailored solution relative to a specific benchmark and within a risk budget. In certain cases, these strategies seek to minimize downside risk through diversification, derivatives strategies and tactical asset allocation decisions. Flagship products in this category include our Global Allocation and Multi-Asset Income fund families.

•

Target date and target risk products grew 16% organically in 2017, with net inflows of $23.9 billion. Institutional investors represented 93% of target date and target risk AUM, with defined contribution plans accounting for 87% of AUM. Flows were driven by defined contribution investments in our LifePath offerings. LifePath products utilize a proprietary active asset allocation overlay model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing. Underlying investments are primarily index products.

•

Fiduciary management services are complex mandates in which pension plan sponsors or endowments and foundations retain BlackRock to assume responsibility for some or all aspects of investment management. These customized services require strong partnership with the clients’ investment staff and trustees in order to tailor investment strategies to meet client-specific risk budgets and return objectives.

•

FutureAdvisor is a digital wealth management platform, acquired by BlackRock in October 2015. FutureAdvisor provides financial institutions with technology-enabled investment advisory capabilities to manage their clients’ investments. As consumers increasingly engage with technology to invest, BlackRock and FutureAdvisor are positioned to empower distribution partners to better serve their clients by combining FutureAdvisor’s technology-enabled advice with BlackRock’s multi-asset investment capabilities, proprietary technology and risk analytics. FutureAdvisor AUM does not include underlying iShares ETF investments.

Alternatives

BlackRock alternatives focus on sourcing and managing high-alpha investments with lower correlation to public markets and developing a holistic approach to address client needs in alternatives investing. Our alternatives products fall into two main categories — 1) core alternatives, and 2) currency and commodities. Core includes liquid alternatives offerings in direct hedge funds and hedge fund solutions (funds of funds), as well as illiquid offerings in alternative solutions, private equity solutions (funds of funds), opportunistic private equity and credit, real estate and infrastructure. BlackRock alternatives products are described below.

In 2017, alternatives generated $1.0 billion of net inflows, or $7.8 billion excluding return of capital/investment of $6.8 billion. The largest contributors to return of capital were real estate and private equity solutions. Net inflows were driven by infrastructure, alternative solutions and hedge fund solutions.  In addition, we raised approximately $11 billion of new commitments in 2017 across a variety of strategies, led by infrastructure and private equity solutions. At year-end, we had approximately $17 billion of non-fee paying, unfunded, uninvested commitments, which are expected to be deployed in future years; these commitments are not included in AUM or flows until they are fee-paying.

We believe that as alternatives become more conventional and investors adapt their asset allocation strategies, investors will further increase their use of alternative investments to complement core holdings. As a top ten alternatives provider3 our highly diversified $129.3 billion alternatives franchise is well positioned to meet growing demand from both institutional and retail investors.

Component changes in alternatives AUM for 2017 are presented in the table below.

(in millions)	December 31, 2016	Net inflows (outflows)	Acquisition(1)	Market change	FX impact	December 31, 2017	Memo: return of capital(2)
Core alternatives:
Liquid alternatives:
Hedge funds:
Direct hedge fund strategies	$26,971	$(1,019)	$—	$1,754	$1,148	$28,854	$—
Hedge fund solutions	20,319	304	—	1,693	93	22,409	(475)
Total Liquid alternatives	47,290	(715)		3,447	1,241	51,263	(475)
Illiquid alternatives:
Alternative solutions	2,628	447	—	79	5	3,159	(222)
Illiquid and opportunistic:
Private equity solutions	12,016	(93)	—	(221)	113	11,815	(1,873)
Opportunistic private equity and credit strategies	2,288	(195)	—	(72)	3	2,024	(783)
Illiquid and opportunistic subtotal	14,304	(288)	—	(293)	116	13,839	(2,656)
Real assets:
Real estate	19,501	(1,683)	—	292	834	18,944	(3,092)
Infrastructure	4,907	3,019	3,264	(87)	225	11,328	(329)
Real assets subtotal	24,408	1,336	3,264	205	1,059	30,272	(3,421)
Total Illiquid alternatives	41,340	1,495	3,264	(9)	1,180	47,270	(6,299)
Core alternatives subtotal	88,630	780	3,264	3,438	2,421	98,533	(6,774)
Currency and commodities	28,308	197	—	1,813	496	30,814	—
Total	$116,938	$977	$3,264	$5,251	$2,917	$129,347	$(6,774)
(1)	Amount represents AUM acquired in the First Reserve Transaction.
(2)	Return of capital is included in outflows.
3	Source: Towers Watson, July 2017

Core

The Company’s core alternatives strategies include the following:

•	Alternative Solutions represents highly customized portfolios of alternative investments. In 2017, alternative solutions portfolios had $0.5 billion of net inflows.
•

Hedge Funds net outflows of $0.7 billion were due to net outflows of $1.0 billion from direct hedge funds, partially offset by $0.3 billion of net inflows in hedge fund solutions. Direct hedge fund AUM includes a variety of single- and multi-strategy offerings.

•

Illiquid and Opportunistic AUM included $11.8 billion in private equity solutions and $2.0 billion in opportunistic private equity and credit offerings. Net outflows of $0.3 billion were primarily from opportunistic credit.

•	Real Assets AUM, which includes infrastructure and real estate, totaled $30.3 billion, reflecting net inflows of $1.3 billion and $3.3 billion of AUM acquired in the First Reserve Transaction.

Currency and Commodities

The Company’s currency and commodities products include a range of active and passive products.

Currency and commodities products had $0.2 billion of net inflows, primarily driven by iShares ETFs. Our iShares ETFs commodities products represented $23.6 billion of AUM and are not eligible for performance fees.

Cash Management

Cash management AUM totaled $449.9 billion at December 31, 2017. Cash management products include taxable and tax-exempt money market funds and customized separate accounts. Portfolios are denominated in U.S. dollars, Canadian dollars, Australian dollars, Euros, Swiss Francs, New Taiwan Dollars or British pounds. BlackRock generated net inflows of $38.3 billion during 2017, reflecting continued market share gains and several large client wins. Strong growth in cash management also reflects successful integration of acquisitions to strengthen our platform and leverage our scale, including the 2017 acquisition of Cachematrix, a distribution technology portal enabling corporate treasurers to allocate among cash management products, and the 2016 transaction with BoA Global Capital Management.

Client Region

Our footprints in the Americas, EMEA and Asia-Pacific regions reflect strong relationships with intermediaries and an established ability to deliver our global investment expertise in funds and other products tailored to local regulations and requirements.

AUM by product type and client region at December 31, 2017 is presented below.

(in millions)	Americas	EMEA	Asia-Pacific	Total
Equity	$2,318,852	$801,625	$251,164	$3,371,641
Fixed income	1,011,545	673,762	170,158	1,855,465
Multi-asset	307,557	148,895	23,826	480,278
Alternatives	64,477	42,977	21,893	129,347
Long-term	3,702,431	1,667,259	467,041	5,836,731
Cash management	346,065	99,935	3,949	449,949
Advisory	590	925	—	1,515
Total	$4,049,086	$1,768,119	$470,990	$6,288,195

Component changes in AUM by client region for 2017 are presented below.

(in millions)	December 31, 2016	Net inflows (outflows)	Acquisition(1)	Market change	FX impact	December 31, 2017
Americas	$3,293,743	$299,901	$3,264	$441,124	$11,054	$4,049,086
EMEA	1,478,233	36,659	—	133,762	119,465	1,768,119
Asia-Pacific	375,876	30,694	—	54,015	10,405	470,990
Total	$5,147,852	$367,254	$3,264	$628,901	$140,924	$6,288,195

(1)	Amount represents AUM acquired in the First Reserve Transaction.

Americas.

Net inflows of $299.9 billion were driven by net inflows into equity, fixed income and cash management of $139.6 billion, $91.1 billion and $50.4 billion, respectively. During the year, we served clients through offices in 31 states in the United States as well as Canada, Mexico, Brazil, Chile, Colombia and Spain.

EMEA.

Net inflows of $36.7 billion included net inflows from investors in 27 countries across the region. EMEA net inflows were led by fixed income net inflows of $60.9 billion, reflecting strong flows into iShares ETFs and liability-driven investment solutions. Our offerings include fund families in the United Kingdom, the Netherlands, Luxembourg and Dublin and iShares ETFs listed on stock exchanges throughout Europe as well as separate accounts and pooled investment products.

Asia-Pacific.

Net inflows of $30.7 billion were positive across asset classes, and were driven by fixed income net inflows of $26.8 billion across a variety of exposures. Clients in the Asia-Pacific region are served through offices in Japan, Australia, Hong Kong, Malaysia, Singapore, Taiwan, Korea, China, and India.

Investment Performance

Investment performance across active and passive products as of December 31, 2017 was as follows:

	One-year period	Three-year period	Five-year period
Fixed Income:
Actively managed AUM above benchmark or peer median
Taxable	81%	73%	90%
Tax-exempt	52%	68%	72%
Index AUM within or above applicable tolerance	96%	93%	99%
Equity:
Actively managed AUM above benchmark or peer median
Fundamental	70%	72%	73%
Systematic	83%	87%	90%
Index AUM within or above applicable tolerance	96%	99%	98%

Performance Notes. Past performance is not indicative of future results. Except as specified, the performance information shown is as of December 31, 2017 and is based on preliminary data available at that time. The performance data shown reflects information for all actively and passively managed equity and fixed income accounts, including U.S. registered investment companies, European-domiciled retail funds and separate accounts for which performance data is available, including performance data for high net worth accounts available as of November 30, 2017. The performance data does not include accounts terminated prior to December 31, 2017 and accounts for which data has not yet been verified. If such accounts had been included, the performance data provided may have substantially differed from that shown.

Performance comparisons shown are gross-of-fees for institutional and high net worth separate accounts, and net-of-fees for retail funds. The performance tracking shown for index accounts is based on gross-of-fees performance and includes all institutional accounts and all iShares funds globally using an index strategy. AUM information is based on AUM available as of December 31, 2017 for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund. Fund performance reflects the reinvestment of dividends and distributions.

Performance shown is derived from applicable benchmarks or peer median information, as selected by BlackRock, Inc. Peer medians are based in part on data either from Lipper, Inc. or Morningstar, Inc. for each included product.

TECHNOLOGY AND RISK MANAGEMENT

BlackRock offers investment management technology systems, risk management services, wealth management and digital distribution tools on a fee basis. Aladdin is our proprietary technology platform, which serves as the investment and risk management system for both BlackRock and a growing number of institutional investors around the world. BlackRock offers risk reporting capabilities via the Aladdin Risk offering; middle and back office outsourcing services; and investment accounting. Provider Aladdin is a tool used by BlackRock’s custodial partners, connecting them to the platform to add operational efficiency. BlackRock also offers a number of wealth management technology tools offering digital advice, portfolio construction capabilities and risk analytics for retail distributors. These tools include FutureAdvisor, a digital wealth management platform that provides financial institutions with technology-enabled investment advisory capabilities to manage their clients’ investments, Aladdin Portfolio Builder, which provides financial advisors with portfolio construction tools, and Aladdin Risk for Wealth Management, which provides wealth management institutions and their advisors with institutional-quality portfolio construction, modeling and risk analytics capabilities. Additionally, in July 2017, BlackRock acquired Cachematrix, a leading provider of financial technology which simplifies the cash management process for banks and their corporate clients in a streamlined, open-architecture platform. In 2017, BlackRock also made minority investments in the digital distribution companies Scalable Capital and iCapital.

Technology and risk management revenue of $677 million was up 14% year-over-year.  Aladdin, which represented the majority of technology and risk management revenue for the year, continues to benefit from trends favoring global investment platform consolidation and multi-asset risk solutions. Aladdin assignments are typically long-term contracts that provide recurring revenue.

At year-end, BlackRock technology and risk management clients included banks, insurance companies, official institutions, pension funds, asset managers, asset servicers, retail distributors and other investors across North America, South America, Europe, Asia and Australia.

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

Outstanding loan balances ended the year at approximately $262 billion, up from $222 billion at year-end 2016. On average, relative to 2016, asset and liability spreads were slightly lower. However, strong market performance and asset gathering resulted in increased balances compared to 2016.

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

Risk & Quantitative Analysis

Across all asset classes, in addition to the efforts of the portfolio management teams, the Risk & Quantitative Analysis (“RQA”) group at BlackRock draws on extensive analytical systems and proprietary and third-party data to identify, measure and manage a wide range of risks. RQA provides risk management advice and independent risk oversight of the investment management processes, identifies and helps manage counterparty and enterprise risks, coordinates standards for firm wide investment performance measurement and determines risk management-related analytical and information requirements. Where appropriate, RQA will work with portfolio managers and developers to facilitate the development or improvement of risk models and analytics.

COMPETITION

BlackRock competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms and other financial institutions that offer products that are similar to, or alternatives to, those offered by BlackRock. In order to grow its business, BlackRock must be able to compete effectively for AUM. Key competitive factors include investment performance track records, the efficient delivery of beta for index products, investment style and discipline, price, client service and brand name recognition. Historically, the Company has competed principally on the basis of its long-term investment performance track record, its investment process, its risk management and analytic capabilities and the quality of its client service.

Geographic Information

At December 31, 2017, BlackRock served clients in more than 100 countries across the globe, including the United States, the United Kingdom and Japan. See Note 23, Segment Information, contained in Part II, Item 8 of this filing for more information.

Employees

At December 31, 2017, BlackRock had a total of approximately 13,900 employees, including approximately 6,800 located in offices outside the United States.

REGULATION

Virtually all aspects of BlackRock’s business are subject to various laws and regulations around the world, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, investors in registered and unregistered investment companies, trust and other fiduciary clients of BlackRock Institutional Trust Company, N.A. (“BTC”), PNC and its bank subsidiaries and their customers and the financial system. Under these laws and regulations, agencies that regulate investment advisers, investment funds, trust banks and bank holding companies and other individuals and entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity or person from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations or bank charters, censures and fines both for individuals and BlackRock.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was signed into law in the United States.  Dodd-Frank is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions, many of which have been adopted. BlackRock has implemented a conformance program to address certain regulations adopted under Dodd-Frank, as well as financial reforms that have been introduced as part of the Securities and Exchange Commission’s (“SEC”) investment company modernization initiatives.  The cost of these conformance activities has been substantially absorbed by BlackRock; however, as certain limited aspects of Dodd-Frank and other rules are still being adopted, it is not yet possible to predict the ultimate effects that any implementation of these rules and regulations will have upon BlackRock’s business, financial condition, and operating activities.

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

In the United States, the Financial Stability Oversight Council (“FSOC”) has the authority to designate nonbank financial institutions as SIFIs. The FSOC’s most recent statements generally indicate that it is focused on products and activities, rather than designation, in its review of asset managers. The U.S. Department of the Treasury (“Treasury”) report on asset management, issued in October 2017 pursuant to the Executive Order (as defined below), also expressed this view. In addition, in November 2017, Treasury made recommendations concerning the process by which the FSOC designates nonbanks as SIFIs, further supporting a products and activities approach to addressing risks in asset management. In the event that BlackRock is designated as a SIFI, under Dodd-Frank, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) is charged with establishing enhanced regulatory requirements for nonbank financial institutions and BlackRock could become subject to direct supervision by the Federal Reserve.

Taxation

BlackRock’s businesses may be directly or indirectly affected by tax legislation and regulation, or the modification of existing tax laws, by U.S. or non-U.S. authorities. On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. Over the next few months, as the Company finalizes the impact of tax reform and clarifies the potential for future investment opportunities, BlackRock intends to reassess its capital management plans for the balance of 2018.

In addition, certain EU Member States, such as France and Italy, have enacted financial transaction taxes (“FTTs”) which impose taxation on a broad range of financial instruments and derivatives transactions, and the European Commission has proposed legislation to harmonize these taxes and provide for the adoption of EU-level legislation applicable to some (but not all) EU Member States. In general, any tax on securities and derivatives transactions would impact investors and would likely have a negative impact on the liquidity of the securities and derivatives markets, could diminish the attractiveness of certain types of products that BlackRock manages in those countries and could cause clients to shift assets away from such products. An FTT could significantly increase the operational costs of BlackRock entering into, on behalf of its clients, securities and derivatives transactions that would be subjected to an FTT, which could adversely impact BlackRock’s financial results and clients’ performance results.

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

Regulation of Swaps and Derivatives

The SEC, Federal Reserve, the Internal Revenue Service (“IRS”) and the Commodity Futures Trading Commission each continue to review practices and regulations relating to the use of futures, swaps and other derivatives. Such reviews could result in regulations that restrict or limit the use of such products by funds or accounts. If adopted, these limitations could require BlackRock to change certain business practices or implement new compliance processes, which could result in additional costs and/or restrictions. In December 2015, the SEC proposed a new rule governing the use of derivatives and other financial commitment transactions by investment companies that, if enacted, would represent a fundamental change in the nature of the SEC's regulations governing the use of derivatives and other financial commitment transactions by investment companies. While not on the SEC’s current agenda for finalization, this proposal has the potential to require BlackRock to change or restrict certain investment strategies or practices for some investment companies and incur additional costs.

Jurisdictions outside the U.S. in which BlackRock operates have adopted and implemented, or are in the process of considering, adopting or implementing more pervasive regulation of many elements of the financial services industry, which could further impact BlackRock and the broader markets. For example, various global rules and regulations applicable to the use of financial products by funds, accounts and counterparties that have been adopted or proposed will require BlackRock to build and implement new compliance monitoring procedures to address the enhanced level of oversight to which it and its clients will be subject. These rules introduce new requirements such as mandatory central clearing of certain swaps transactions, requiring execution of certain swaps transactions on or through registered electronic trading venues (as opposed to over the phone or other execution methods), reporting transactions to central data repositories, mandating certain documentation standards, requiring the posting and collection of initial and/or variation margin for bilateral swap transactions and subjecting certain types of listed and/or over-the-counter transactions to position limit or position reporting requirements.

In the United States, certain interest rate swaps and certain index credit default swaps are subject to Dodd-Frank central clearing and electronic trading venue requirements, with additional products and asset classes potentially becoming subject to these requirements in the future.  In the European Union (“EU”), central clearing requirements for certain swap transactions have become effective for certain types of BlackRock funds and accounts and will continue to be phased in for other types of BlackRock funds and accounts over time. On March 1, 2017 most derivatives transactions that are not centrally cleared, including non-deliverable foreign exchange forward transactions and currency option transactions, became subject to requirements in the United States, EU and numerous other jurisdictions to post or collect mark-to-market margin payments.  These rules have the potential to increase the complexity and cost of trading non-cleared derivatives for BlackRock's clients. The new rules and regulations may produce regulatory inconsistencies in global derivatives trading rules and increase BlackRock’s operational and legal risks.

Regulation of Exchange-Traded Funds

As part of a focus on financial stability issues and due to the significant growth of this product class over the last few years, regulators globally are examining the potential risks in ETFs, including those related to transparency, liquidity and structural resiliency. BlackRock and other large issuers of ETFs are working with market participants and regulators to address certain of these issues but there can be no assurance that structural or regulatory reforms will be implemented in a manner favorable to BlackRock, or at all. Depending on the outcome of this renewed regulatory analysis, or any associated structural reforms, ETF products may become subject to increased regulatory scrutiny or restrictions, which may require BlackRock to incur additional compliance and reporting expenses and adversely affect the Company’s business.

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

Revised Department of Labor (“DoL”) Fiduciary Rule

In April 2016, the DoL proposed a new regulation defining the term "fiduciary" for purposes of the fiduciary responsibility provisions of Title I of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the prohibited transaction excise tax provisions of the Internal Revenue Code. The substantive provisions of the rule began to apply in June 2017. However, the applicability date of many conditions of the prohibited transaction exemptions accompanying the rule has been delayed until July 2019, while the DoL continues its re-examination of the rule and the prohibited transaction exemptions. If the DoL does not repeal or revise the rule or revise the prohibited transaction exemptions, the rule could require BlackRock to revise a number of its distribution relationships, create compliance and operational challenges for BlackRock’s distribution partners and may limit BlackRock’s ability to provide certain useful services and education to its clients.

Financial Crimes Enforcement Network Proposed Rulemaking for Registered Investment Advisers

In 2015, the Financial Crime Enforcement Network (“FinCEN”)  issued a Notice of Proposed Rulemaking (“Proposed Rule”) that would extend to a number of BlackRock’s subsidiaries, which are registered or required to be registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”), the requirement to establish anti-money laundering programs and report suspicious activity to the FinCEN under the Bank Secrecy Act of 1970 (the “Bank Secrecy Act”).  The Proposed Rule would extend to those BlackRock subsidiaries captured within the Bank Secrecy Act’s definition of “financial institutions”, which would require them to comply with the Bank Secrecy Act reporting and recordkeeping requirements.  If adopted in its current form, the Proposed Rule would expose BlackRock to additional compliance costs.

U.S. Executive Order

On February 3, 2017, an executive order (the “Executive Order”) was issued articulating certain core principles for regulating the U.S. financial system and directing the Secretary of the U.S. Treasury to report on the extent to which existing laws, treaties, rules, regulations and policies promote, support or inhibit the federal regulation of the U.S. financial system in a manner consistent with the core principles. The Treasury has issued three (of an expected four) reports in response to the Executive Order (the “Treasury Reports”), which include a number of recommendations, the majority of which require further legislative or regulatory action in order to be implemented, that may affect BlackRock’s business or operations. BlackRock will continue to monitor the potential impact of the Executive Order, as well as the Treasury Reports and any consequential legislative or regulatory action, on its business.

Securities and Exchange Commission Rulemakings for U.S. Registered Funds and Investment Advisers

BlackRock’s business may also be impacted by SEC regulatory initiatives. The SEC and its staff are engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. In so doing, it has adopted rules that include (i) new monthly and annual reporting requirements for certain U.S. registered funds; (ii) enhanced reporting regimes for investment advisers; and (iii) implementing liquidity risk management programs for ETFs and open-end funds, other than money market funds. The rules, many of which are currently in an implementation period, will increase BlackRock’s public reporting and disclosure requirements, which could be costly and may impede BlackRock’s growth.

Certain other rules impacting investment advisers and U.S. registered funds were proposed (or were under discussion for proposal) by the SEC’s prior leadership, however the SEC’s current leadership has indicated that these efforts are not expected to result in any short-term action.  In the event the SEC moves forward with any such proposals, any new rules, guidance or regulatory initiatives could expose BlackRock to additional compliance costs and may require the Company to change how it operates its business and/or manages its funds.

Money Market Fund Reform

In November 2016, the EU council announced political agreement with the European Parliament on certain money market funds reforms that are intended to reduce perceived risks associated with these products. The final text was published in the Official Journal of the EU in June 2017, starting an 18-month transition period for existing funds to comply. The reforms will limit the use of constant net asset value money market funds to those holding only government debt, and introduce a new category of “low volatility net asset value” money market funds, with both categories of money market funds being subject to reinforced liquidity requirements as well as safeguards such as liquidity fees and redemption gates. They may also reduce the attractiveness of certain money market funds to investors. BlackRock is evaluating the reforms and potential impact to its existing constant net asset value money market funds.

In the United States, there is currently legislation pending in Congress that would repeal the requirement that institutional prime and institutional municipal money market funds float their net asset values. In order to understand the potential impact of this legislation, a review of the impact of the 2014 money market fund reforms on financial stability, short-term funding markets, issuers, and money market fund investors should be undertaken. It is uncertain whether the legislation will pass Congress and become law.

British Exit from the European Union

Following the June 2016 vote to exit the EU, the United Kingdom served notice under Article 50 of the Treaty on European Union on March 29, 2017 to initiate the process of exiting from the EU, commonly referred to as "Brexit". The outcome of the negotiations between the United Kingdom and the EU in connection with Brexit is highly uncertain and information regarding the long-term consequences is expected to become clearer over time as negotiations progress. The Company continues to prepare for a range of potential outcomes in connection with Brexit.

MiFID II Regime

BlackRock is also subject to numerous regulatory reform initiatives in Europe.  For example, in the EU rules and regulations made under the previous Markets in Financial Instruments Directive (“MiFID”) have been revised through implementation of the “MiFID II” package of measures which came into effect in January 2018 and is made up of a new Markets in Financial Instruments Directive, a new Markets in Financial Instruments Regulation and a number of Implementing and Regulatory Technical Standards in the form of Delegated Acts made by the European Commission following advice from the European Securities and Markets Authority (“ESMA”). MiFID II builds upon many of the measures introduced by MiFID, and extends investor protection, trading transparency, clearing and trading venue access and reporting requirements. It is expected that the reforms introduced by MiFID II will have significant and wide-ranging impacts on EU securities and derivatives markets. In particular, MIFID II introduces (i) enhanced governance and investor protection standards, (ii) prescriptive rules on portfolio management firms’ ability to receive and pay for investment research relating to all asset classes, (iii) rules on the identification and monitoring of target markets for MiFID financial instruments by MiFID investment firms who manufacture and/or distribute such instruments, (iv) enhanced regulation of algorithmic trading, (v) the movement of trading in certain shares and derivatives on to regulated execution venues, (vi) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (vii) restrictions on the use of so-called dark pool trading, (viii) the creation of a new type of trading venue called the Organized Trading Facility for non-equity financial instruments, (ix) new commodity derivative position limits and reporting requirements, (x) a move away from vertical silos in execution, clearing and settlement, (xi) an enhanced role for ESMA in supervising EU securities and derivatives markets and (xii) new requirements regarding non-EU investment firms’ access to EU financial markets. Implementation of these measures will have direct and indirect impacts on BlackRock and its subsidiaries and may require significant changes to client servicing models.  A significant number of the impacts are yet to be determined because MiFID II contains a wide ranging and complex set of measures. The broad nature of the MiFID II reforms may impact BlackRock’s product development, client servicing and distribution models. In particular, additional disclosures are required in respect of costs and fees BlackRock charges to certain of its clients. MiFID II may also impact the ability of certain of BlackRock’s distribution partners to accept commissions. Further, market structure reforms may impact the way that the Company executes investment decisions for client portfolios and reports on such transactions and could have an impact on general market liquidity.

EU Market Access

The European Commission and certain EU Member States have recently advanced a more restrictive approach to the need for “equivalence”, which is the process by which the legal, regulatory and/or supervisory system in non-EU Member States is recognized by the European Commission as comparably effective to that in the EU, thereby allowing such non-EU Member States access to the EU single market in financial services. Additionally, in September 2017, the European Commission issued a proposal to enhance the European Supervisory Authorities’ powers by requiring that all third country outsourcing, delegation and risk transfer arrangements be assessed by ESMA. If enacted, the proposal would transfer to ESMA the ability of EU Member States to authorize the outsourcing of asset management activities beyond the EU’s borders. The proposal could have a significant impact on asset management firms with operations based outside of the EU, including BlackRock, and it may affect the Company’s ability to delegate fund management and/or costs associated with such delegation.

Undertakings for Collective Investment in Transferable Securities

The EU has also adopted directives on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (“UCITS”). The latest initiative in this area, UCITS V, seeks to align the UCITS depositary regime, UCITS remuneration rules and regulators’ power to sanction for breaches of the UCITS Directive with the requirements of the Alternative Investment Fund Managers Directive. UCITS V came into effect in March 2016 with further implementing measures commencing in October 2016. Compliance with the updated UCITS directive subjects BlackRock to additional expenses associated with new depositary oversight and other organizational requirements.

EU Benchmarks Regulation

Political agreement on the EU Benchmarks Regulation was reached at the end of 2015. The Regulation provides the legislative framework to implement the 2013 International Organization of Securities Commissions Principles for Financial Benchmarks. The scope of the Regulation is broad as it includes submission-based benchmarks through to transaction-based market indices. Proportionality is applied to create a stricter framework for the systemically relevant benchmarks such as the London Interbank Offered Rate (LIBOR) and the Euro Interbank Offered Rate (EURIBOR). Although the Regulation creates a number of obligations on administrators of, and submitters to, benchmarks, it is less extensive with respect to obligations on users of benchmarks, such as asset managers. The Regulation formalizes due diligence procedures for users and imposes other additional administrative requirements of users of third-party benchmarks. Managers using third-party and/or bespoke benchmarks to assess fund performance are also subject to the Regulation. The Regulation came into effect in January 2018, imposing additional administrative and due diligence requirements on the Company, the burden of which is likely to increase as BlackRock makes additional enhancements to its indexing business.

Revised EU Capital Requirements

EU regulators are considering how to design an appropriate capital regime for non-systemically important investment firms as the current regime is based upon banking requirements and has not been materially modified for asset managers. In December 2017, the European Commission published a legislative proposal addressed to the European Parliament and Council for a new Directive and new Regulation on prudential requirements for MiFID investment firms. The new legislative package is currently expected to come into effect in 2020 following agreement between the European Council and Parliament. Once implemented, any new requirements could result in significant changes to the methodology used to determine the amount of regulatory capital that BlackRock is required to hold in the EU.

Reform of European Retail Distribution Rules

BlackRock must also comply with retail distribution rules aimed at enhancing consumer protections, overhauling mutual fund fee structures by banning the payment of commissions to distributors and increasing professionalism in the retail investment sector. The rules were originally introduced in the United Kingdom in 2012 and similar rules have since been introduced in other jurisdictions where BlackRock operates such as the Netherlands, and are under discussion elsewhere. Similarly, MiFID II contains a ban on certain types of advisers recovering commissions and other nonmonetary benefits from fund managers. These rules will lead to greater fragmentation of distribution rules and may lead to changes to BlackRock’s client servicing and distribution models, in particular affecting the fees BlackRock is able to charge to its clients and the commissions it is able to pay to its distribution partners.

Revised Retail Consumer Disclosure Requirements

EU legislators have introduced a new “Key Information Document” (“KID”), which is applicable where a retail consumer is sold Packaged Retail and Insurance-based Investment Products (“PRIIPs”) and which came into effect in January 2018. The KID must include specific information on costs, risks and performance. BlackRock is required to produce a KID for each fund in scope, as well as to make information available to distribution partners who sell these funds in the EU.

Financial Conduct Authority (“FCA”) Asset Management Market Survey

The FCA is continuing its assessment of the asset management industry, which is focused on understanding whether competition provides value to institutional and retail investors when purchasing asset management services. In June 2017, the FCA issued a final report to address concerns it had raised in its November 2016 Report about the effectiveness and sufficiency of price competition in driving value for investors within the asset management industry. The final report recommended (i) the adoption of an “all-in” fee structure in the asset management industry in line with MiFID II and PRIIPs requirements; (ii) increasing independence in U.K. fund boards in line with existing Irish and Luxembourg practice; and (iii) imposing a specific value for money assessment on fund boards to challenge fund charging structures with the aim of passing on economies of scale to end investors.  If implemented as written, these recommendations could affect pricing and distribution arrangements across the U.K. asset management industry and potentially impact BlackRock’s profitability and operating margins.  Two further consultations on asset management have been initiated by the FCA in order to set out specific FCA rule changes.

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

Certain of BlackRock’s U.S. subsidiaries are also subject to various anti-terrorist financing, privacy, anti-money laundering and economic sanctions laws and regulations established by various agencies. The Investment Advisers Act of 1940 (the “Advisers Act”) imposes numerous obligations on registered investment advisers such as BlackRock, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. State level regulation through Attorneys General, Insurance Commissioners and other state level agencies also applies to certain BlackRock activities.

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

U.S. Banking Regulation

One of BlackRock’s subsidiaries, BTC, is organized as a nationally-chartered limited purpose trust company that does not accept deposits or make commercial loans. Accordingly, BTC is examined and supervised by the OCC and is subject to various banking laws and regulations enforced by the OCC, such as laws and regulations governing capital adequacy, fiduciary activities, conflicts of interest, self-dealing, and the prevention of financial crime, including money laundering. BTC is also a member of the Federal Reserve System and is subject to various Federal Reserve regulations applicable to member institutions, such as regulations restricting transactions with affiliates. Many of these laws and regulations are meant for the protection of BTC and/or BTC’s customers rather than BlackRock and its other affiliates or BlackRock’s stockholders.

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

As described in “Item 1-Business”, as of December 31, 2017 PNC owned approximately 22% of BlackRock’s capital stock, which may subject BlackRock to banking regulation as a nonbank subsidiary of PNC. The Bank Holding Company Act by its terms does not currently apply to BlackRock. The Federal Reserve currently takes the position that this ownership interest causes BlackRock to be treated as a nonbank subsidiary of PNC for the purpose of the Bank Holding Company Act and that BlackRock is subject to banking regulation. Based on this interpretation of the Bank Holding Company Act, the Federal Reserve could initiate a process to formally determine that PNC controls BlackRock under the terms of the Bank Holding Company Act.  Any such determination, if successful, would subject BlackRock to current and future regulatory requirements under the Bank Holding Company Act, including the Volcker Rule, that are more restrictive than those the Company is subject to under other applicable laws, as well as the enforcement authority of the Federal Reserve, which includes the power to impose substantial fines and other penalties for violations. Any effort by BlackRock to contest a control determination by the Federal Reserve may be costly and complex, and may not result in a reversal of such determination.

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

Regulation of Securities Financing Transactions

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

European Regulation

The FCA currently regulates certain BlackRock subsidiaries in the United Kingdom. It also prudentially regulates those U.K. subsidiaries’ branches established in other EU countries and is also responsible for the conduct of business regulation of the U.K. branches of certain of BlackRock’s U.S. subsidiaries. In addition, the Prudential Regulation Authority (“PRA”) regulates one BlackRock U.K. insurance subsidiary. Authorization by the FCA and (where relevant) the PRA is required to conduct certain financial services related business in the United Kingdom under the Financial Services and Markets Act 2000 (the “FSMA”). The FCA’s rules adopted under the FSMA govern the majority of a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients, and systems and controls, whereas the rules of the PRA focus solely on the prudential requirements that apply to BlackRock’s U.K.-regulated insurance subsidiary. The FCA supervises BlackRock’s U.K.-regulated subsidiaries through a combination of proactive engagement, event-driven and reactive supervision and theme based reviews in order to monitor BlackRock’s compliance with regulatory requirements. Breaches of the FCA’s rules may result in a wide range of disciplinary actions against BlackRock’s U.K.-regulated subsidiaries and/or its employees.

In addition, BlackRock’s U.K.-regulated subsidiaries and other European subsidiaries and branches must comply with the pan-European regulatory regime established by MiFID, which regulates the provision of investment services and activities throughout the EU. MiFID, the scope of which is being enhanced through MiFID II (which came into effect in January 2018 and is described more particularly under “— Global Regulatory Reform” above), sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity and non-equity markets and extensive transaction reporting requirements. Certain BlackRock European subsidiaries must also comply with the Consolidated Life Directive and Insurance Mediation Directive. In addition, relevant entities must comply with revised obligations on capital resources for banks and certain investment firms (the Capital Requirements Directive and Capital Requirements Regulation). These include requirements on capital, as well as matters of governance and remuneration. Relevant BlackRock entities must also comply with the requirements of the Alternative Investment Fund Managers Directive, which imposes obligations on the authorization and capital, conduct of business, organization, transparency and marketing of alternative investment funds that are sold in, or marketed to, the EU. The obligations introduced through these regulations and directives will have a direct effect on some of BlackRock’s European operations.

BlackRock’s EU-regulated subsidiaries are also subject to an EU regulation on over-the-counter (“OTC”) derivatives, central counterparties and trade repositories, which requires (i) the central clearing of standardized OTC derivatives, (ii) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives (including since March 2017 the exchange of collateral with certain counterparties) and (iii) since 2014 the reporting of all derivative contracts to an ESMA-registered or recognized derivatives trade repository.

Regulation in the Asia-Pacific Region

In Japan, a BlackRock subsidiary is subject to the Financial Instruments and Exchange Act (“FIEA”) and the Act on Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (“JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fines, the issuance of cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEA. This Japanese subsidiary also holds a license for real estate investment management and brokerage activities which subjects it to the regulations set forth in the Real Estate Brokerage Business Act.

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

BlackRock derives a substantial portion of its revenue from providing investment advisory services. The advisory or management contracts BlackRock has entered into with its clients, including the agreements that govern many of BlackRock’s investment funds, provide investors or, in some cases, the independent directors of private investment funds, with significant latitude to terminate such contracts, withdraw funds or liquidate funds by simple majority vote with limited notice or penalty, or to remove BlackRock as a fund’s investment advisor (or equivalent). BlackRock also manages its U.S. mutual funds, closed-end and exchange-traded funds under management contracts that must be renewed and approved annually by the funds’ respective boards of directors, a majority of whom are independent from the Company. BlackRock’s fee arrangements under any of its advisory or management contracts may be reduced (including at the behest of a fund’s board of directors). In addition, if a number of BlackRock’s clients terminate their contracts, remove BlackRock from advisory roles, liquidate funds or fail to renew management contracts on favorable terms, the fees or carried interest BlackRock earns could be reduced, which may cause BlackRock’s AUM, revenue and earnings to decline.

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

The sophisticated risk analytics that BlackRock provides via its technology platform to support investment advisory and Aladdin clients are an important element of BlackRock’s competitive success.  Aladdin’s competitive position is based in part on its ability to combine risk analytics with portfolio management, trading and operations tools on a single platform.  Increased competition from risk analytics and investment management technology providers or a shift in client demand away to standalone or internally developed solutions, whether due to price competition, perceived client market share, platform flexibility or market-based or regulatory factors, may weaken Aladdin’s competitive position and may cause the Company’s revenue and earnings to decline.  In addition, there can be no assurance that the Company will be able to effectively protect and enforce its intellectual property rights in Aladdin.

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

At December 31, 2017, BlackRock’s net economic investment exposure of approximately $2.1 billion in its investments (see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investments and Investments of Consolidated VIEs”) primarily resulted from co-investments and seed investments in its sponsored investment funds. Movements in the equity, debt or currency markets, or in the price of real assets, commodities or other alternative investments, could lower the value of these investments as well as other minority investments, increase the volatility of BlackRock’s earnings and cause earnings to decline.

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

BlackRock provides borrower default indemnification to certain of its securities lending clients. In the event of a borrower default, BlackRock would use the collateral pledged by the borrower to repurchase securities out on loan in order to replace them in a client’s account. Borrower default indemnification is limited to the shortfall that occurs in the event the collateral available at the time of the borrower’s default is insufficient to repurchase those securities out on loan.  BlackRock requires all borrowers to mark to market their pledged collateral daily to levels in excess of the value of the securities on loan to mitigate the likelihood of the indemnity being triggered. Where the collateral is in the form of cash, the indemnities BlackRock provides do not guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which that cash collateral is invested. The amount of securities on loan as of December 31, 2017 and subject to indemnification was $200 billion. BlackRock held, as agent, cash and securities totaling $214 billion as collateral for indemnified securities on loan at December 31, 2017. Significant borrower defaults occurring simultaneously with rapid declines in the value of collateral pledged and/or increases in the value of the securities loaned may create collateral shortfalls, which could result in material liabilities under these indemnities and may cause the Company’s revenue and earnings to decline.

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

Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, both within the United States and abroad, as well as heightened security measures in response to these types of acts, may cause significant volatility and declines in the global markets, loss of life, property damage, disruptions to commerce and reduced economic activity. Global unrest or conflict or acts of terror, as well as any changes in the current geopolitical environment, may adversely affect the global economy or capital markets and cause BlackRock’s AUM, revenue and earnings to decline.

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

A portion of BlackRock’s revenue is derived from performance fees on investment advisory assignments. Performance fees represented $594 million, or 5%, of total revenue for the year ended December 31, 2017. Generally, the Company is entitled to a performance fee only if the agreement pursuant to which it is managing the assets provides for one and if returns on the related portfolio exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, a performance fee for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. The volatility of the Company’s future revenue and earnings may also be affected due to illiquid alternatives becoming an increasing component of the overall composition of the Company’s performance fee generating assets. In particular, as BlackRock takes on more advisory assignments for illiquid investments, performance fees will generally be recognized over substantially longer multi-year periods than those associated with more liquid products.

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

BlackRock’s infrastructure, including its technological capacity, data centers and office space, is vital to the competitiveness of its business. Moreover, a significant portion of BlackRock’s critical business operations are concentrated in a limited number of geographic areas, including San Francisco, New York, London and Gurgaon. The failure to maintain an infrastructure commensurate with the size and scope of BlackRock’s business, or the occurrence of a business outage or event outside BlackRock’s control, including a major earthquake, hurricane, fire, terrorist act, pandemic or other catastrophic event in any location at which BlackRock maintains a major presence, could materially impact operations, result in disruption to the business or impede its growth. In addition, despite BlackRock’s efforts to ensure business continuity, if it fails to keep business continuity plans up-to-date or if such plans, including secure back-up facilities and systems and the availability of back-up employees, are improperly implemented or deployed during a disruption, the Company’s ability to operate could be adversely impacted which may cause AUM, revenue and earnings to decline or impact the Company’s ability to comply with regulatory obligations leading to reputational harm, regulatory fines and/or sanctions.

A cyber-attack or a failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt operations and cause financial losses that may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock is dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities it maintains to protect its computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a cyber-attack including a phishing scam, virus, or denial-of-service attack, or an internally caused incident, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information. Moreover, BlackRock’s increased use of mobile and cloud technologies could heighten these and other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond BlackRock’s control. BlackRock’s growing exposure to the public Internet, as well as reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks, could disrupt BlackRock’s operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

There have been a number of recent highly publicized cases involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by terrorist organizations and hostile foreign governments. BlackRock has been the target of attempted cyber-attacks, as well as the co-opting of its brand to create fraudulent websites, and must monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt BlackRock’s operations and cause financial losses. Although BlackRock takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. Moreover, due to the complexity and interconnectedness of BlackRock’s systems, the process of upgrading or patching the Company’s protective measures could itself create a risk of security issues or system disruptions for the Company, as well as for clients who rely upon, or have exposure to, BlackRock’s systems.

In addition, due to BlackRock’s interconnectivity with third-party vendors, advisors, central agents, exchanges, clearing houses and other financial institutions, BlackRock may be adversely affected if any of them are subject to a successful cyber-attack or other information security event, including those arising due to the use of mobile technology or a third-party cloud environment. BlackRock also routinely transmits and receives personal, confidential or proprietary information by email and other electronic means. The Company collaborates with clients, vendors and other third parties to develop secure transmission capabilities and protect against cyber-attacks. However, BlackRock cannot ensure that it or such third parties have all appropriate controls in place to protect the confidentiality of such information.

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

BlackRock relies on its ability to maintain a robust and secure technological framework to maximize the benefit of the Aladdin platform.  The analytical capabilities of Aladdin depend on the ability of a number of third parties to provide data and other information as inputs into Aladdin analytical calculations.  The failure of these third parties to provide such data or information, or disruption of such information flows, could result in operational difficulties and adversely impact BlackRock’s ability to provide services to its investment advisory and Aladdin clients.

Continuing enhancements to Aladdin’s capabilities, as well as the expansion of BlackRock’s Aladdin platform into new markets and geographies, may expose BlackRock to heightened cyber- and information-security, operational and data management risks.

The operation of BlackRock’s Aladdin platform routinely involves updating existing capabilities, developing new functionalities and expanding coverage into new markets and geographies, including to address client or regulatory requirements. These activities may expose BlackRock to additional cyber- and information-security risks, as well as increased execution, operational and data management risks, particularly in new geographies and markets. In addition, the highly regulated business activities of many Aladdin clients may indirectly expose BlackRock to heightened regulatory scrutiny. For example, the changing political and regulatory environment in certain jurisdictions in which Aladdin clients are based has required BlackRock to open new data centers in those jurisdictions in order to host client data in the client’s home location. Operating new data centers in foreign jurisdictions may expose BlackRock to increased operational and information security risks, as well as additional regulatory risks associated with the compliance requirements of such jurisdictions. Any failure by BlackRock to manage or mitigate risks related to enhancing or expanding its Aladdin platform may lead to client attrition, reduced business, reputational harm or regulatory fines and/or sanctions, which may cause BlackRock’s AUM, revenue and earnings to decline.

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

BlackRock’s financial performance depends, in part, on its ability to develop, market and manage new investment products and services. The development and introduction of new products and services require continued innovative efforts on the part of BlackRock and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. A failure to successfully manage these risks may have an adverse impact on BlackRock’s reputation or cause the Company’s costs to fluctuate, which may cause its AUM, revenue and earnings to decline.

Inorganic transactions may harm the Company’s competitive or financial position if they are not successful.

BlackRock employs a variety of organic and inorganic strategies intended to enhance earnings, increase product offerings, access new clients, leverage advances in technology and expand into new geographies. Inorganic strategies have included hiring smaller-sized investment teams, making minority investments in early- to mid-stage technological and other ventures and acquiring investment management businesses and other small and medium-sized companies or divisions of companies. Inorganic transactions involve a number of financial, accounting, tax, regulatory, geographical and operational challenges and uncertainties, including in some cases the assumption of pre-existing liabilities. Any failure to identify and mitigate these risks through due diligence and indemnification provisions could adversely impact BlackRock’s reputation, may cause its AUM, revenue and earnings to decline, and may harm the Company’s competitive position in the investment management industry. Moreover, there can be no assurance that BlackRock will be able to successfully integrate or realize the intended benefits from inorganic transactions.

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

•

exposure to stringent and complex foreign, federal, state and local laws, ordinances and regulations, including those related to financial crime, permits, government contracting, conservation, exploration and production, tenancy, occupational health and safety, foreign investment and environmental protection;

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

As a result of BlackRock’s extensive international operations, the Company faces associated operational, regulatory, reputational, political and foreign exchange rate risks, many of which are outside of the Company’s control. Operating outside the United States may also expose BlackRock to increased compliance risks, as well as higher compliance costs to comply with U.S. and non-U.S. anti-corruption, anti-money laundering and sanctions laws and regulations. The failure of the Company’s systems of internal control to mitigate such risks, or of its operating infrastructure to support its global activities, could result in operational failures and regulatory fines and/or sanctions, which may cause the Company’s AUM, revenue and earnings to decline.

RISKS RELATED TO HUMAN CAPITAL

The potential for human error in connection with BlackRock’s operational systems could disrupt operations, cause losses, lead to regulatory fines or damage the Company’s reputation and may cause BlackRock’s AUM, revenue and earnings to decline.

Many of BlackRock’s operations are highly complex and are dependent on the Company’s ability to process and monitor a large number of transactions, many of which occur across numerous markets and currencies at high volumes and frequencies. Although BlackRock expends considerable resources on systemic controls, supervision, technology and training in an effort to ensure that such transactions do not violate client guidelines and applicable rules and regulations or adversely affect clients, counterparties or the Company, BlackRock’s operations are dependent on its employees. From time-to-time, employees make mistakes that are not always immediately detected by policies and procedures intended to prevent and detect such errors. These can include calculation errors, errors in software implementation or development, failure to follow protocols, patch systems, or report issues or errors in judgment. Human errors, even if promptly discovered and remediated, may disrupt operations or result in regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline.

Fraud, the circumvention of controls or the violation of risk management and workplace policies could have an adverse effect on BlackRock’s reputation, which may cause the Company’s AUM, revenue and earnings to decline.

Although BlackRock seeks to foster a positive workplace culture, has adopted a comprehensive risk management process and continues to enhance various controls, procedures, policies and systems to monitor and manage risks, it cannot ensure that its workplace culture or such controls, procedures, policies and systems will successfully identify and manage internal and external risks. BlackRock is subject to the risk that its employees, contractors or other third parties may deliberately or recklessly seek to circumvent established controls to commit fraud, pay or solicit bribes or otherwise act in ways that are inconsistent with the Company’s controls, policies, procedures, workplace culture or principles. Persistent attempts to circumvent policies and controls or repeated incidents involving fraud, conflicts of interests or transgressions of policies and controls could have an adverse effect on BlackRock’s reputation, which could cause adverse publicity, costly regulatory inquiries, fines and/or sanctions and may cause the Company’s AUM, revenue and earnings to decline.

The failure to recruit and retain employees and develop and implement effective executive succession could lead to the loss of clients and may cause AUM, revenue and earnings to decline.

BlackRock’s success is largely dependent on the talents and efforts of its highly skilled workforce and the Company’s ability to plan for the future long-term growth of the business by identifying and developing those employees who can ultimately transition into key roles within BlackRock. The global market for qualified fund managers, investment analysts, technology and risk specialists and other professionals is competitive, and factors that affect BlackRock’s ability to attract and retain such employees include the Company’s reputation and workplace culture, the immigration policies in the jurisdictions in which BlackRock has offices, the compensation and benefits it provides, and its commitment to effectively managing executive succession, including the development and training of qualified individuals.

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

In addition, BlackRock may from time to time transfer key contracts from one vendor to another. For example, BlackRock is currently in the process of moving custody services on more than $1 trillion of client assets from State Street Corp. to JPMorgan Chase & Co., the migration of which is expected to be complete by the end of 2018. Key contract transfers may be costly and complex, and expose BlackRock to heightened operational risks.  Any failure to mitigate such risks could result in reputational harm, as well as financial losses to BlackRock and its clients.  The failure or inability of BlackRock to diversify its sources for key services or the failure of any key vendor to fulfill its obligations could result in activities inconsistent with clients’ investment management agreements, have an adverse financial impact on BlackRock products or lead to operational and regulatory issues for the Company, which could result in reputational harm or legal liability, fines and/or sanctions and may cause BlackRock’s AUM, revenue and earnings to decline.

Any disruption to the Company’s distribution channels may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock relies on a number of third parties to provide distribution, portfolio administration and servicing for certain BlackRock investment management products and services through their various distribution channels. BlackRock’s ability to maintain strong relationships with its distributors may impact the Company’s future performance, and its relationships with distributors are subject to periodic renegotiation that may result in increased distribution costs and/or reductions in the amount of BlackRock products and services being marketed or distributed. Moreover, new fiduciary regulations could lead to significant shifts in distributors' business models and more limited product offerings, potentially resulting in reduced distribution and/or marketing of certain of the Company’s products and services and fee compression. If BlackRock is unable to distribute its products and services successfully, if it experiences an increase in distribution-related costs, or if it is unable to replace or renew existing distribution arrangements, BlackRock’s AUM, revenue and earnings may decline. In addition, improper activities, as well as inadequate anti-money laundering diligence conducted by third-party distributors, could create reputational harm to BlackRock.

Disruption to the operations of third parties whose functions are integral to BlackRock’s Exchange-Traded Fund (“ETF”) platform may adversely affect the prices at which ETFs trade, particularly during periods of market volatility.

BlackRock is the largest provider of ETFs globally. Shares of ETFs trade on stock exchanges at prices at, above or below the ETF’s most recent net asset value. The net asset value of an ETF is calculated at the end of each business day and fluctuates with changes in the market value of the ETF’s holdings. The trading price of the ETF’s shares fluctuates continuously throughout trading hours. While an ETF’s creation/redemption feature and the arbitrage mechanism are designed to make it more likely that the ETF’s shares normally will trade at prices close to the ETF’s net asset value, exchange prices may deviate significantly from the ETF’s net asset value. ETF market prices are subject to numerous potential risks, including trading halts invoked by a stock exchange, inability or unwillingness of market markers, authorized participants, settlement systems or other market participants to perform functions necessary for an ETF’s arbitrage mechanism to function effectively, or significant market volatility. Although BlackRock and other large issuers of ETFs are working with market participants to seek to enhance U.S. equity market resiliency, there can be no assurance that structural reforms will be implemented in a timely or effective fashion, or at all. Moreover, if market events lead to incidences where ETFs trade at prices that deviate significantly from an ETF’s net asset value, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETF products and redeem their holdings, which may cause BlackRock’s AUM, revenue and earnings to decline.

Legal and Regulatory Risks

BlackRock is subject to extensive regulation around the world.

BlackRock’s business is subject to extensive regulation around the world. These regulations subject BlackRock’s business activities to an array of increasingly detailed operational requirements, compliance with which is costly and complex. In addition, many of BlackRock’s legal entities may be subject to laws and regulations aimed at preventing corruption, money laundering, inappropriate employment practices, illegal payments and engaging in business activities with certain individuals, countries or groups, including but not limited to the U.S. Foreign Corrupt Practices Act, the USA PATRIOT Act, the Bank Secrecy Act and the U.K. Bribery Act. BlackRock is also subject to certain risk retention rules and regulation, as well as regulatory capital requirements, in the United States and abroad, which require the Company to maintain capital to support certain of its businesses. To the extent that these rules and regulations become more stringent, or if BlackRock is required to hold increased levels of capital to support its businesses, the Company’s financial performance or plans for growth may be adversely impacted.

BlackRock may also be adversely affected by its failure to comply with current laws and regulations or by changes in the interpretation or enforcement of existing laws and regulations. Challenges associated with interpreting regulations issued in numerous countries in a globally consistent manner may add to such risks, if regulators in different jurisdictions have inconsistent views or provide only limited regulatory guidance. In particular, violation of applicable laws or regulations could result in fines and/or sanctions, temporary or permanent prohibition of certain activities, reputational harm and related client terminations, suspensions of employees or revocation of their licenses, suspension or termination of investment adviser, broker-dealer or other registrations, or suspension or termination of bank charter or other sanctions, which could have a material adverse effect on BlackRock’s reputation or business and may cause the Company’s AUM, revenue and earnings to decline. For a more extensive discussion of the laws, regulations and regulators to which BlackRock is subject, see “Item 1 – Business – Regulation.”

Regulatory reforms in the United States expose BlackRock to increasing regulatory scrutiny, as well as regulatory uncertainty.

In recent years a number of regulatory reforms have been introduced in the United States, including several that remain proposals or that are at various phases of implementation, and the level of regulatory scrutiny to which BlackRock is subject has increased. In addition, there are numerous potential changes to financial services regulation under current consideration, including reform and repeal initiatives arising out of or in connection with the executive order issued in February 2017 directing the U.S. Department of the Treasury (“Treasury”) to identify the extent to which existing laws, treaties, rules, regulations and policies promote, support or inhibit certain core principles for financial regulation set forth in the order (the “Executive Order”), that may directly or indirectly impact BlackRock’s business or operating activities.  BlackRock, as well as its clients, vendors and distributors, have expended resources and altered certain of their business or operating activities to prepare for, address and meet the requirements that such regulatory reforms impose. While BlackRock is, or may become, subject to numerous reform initiatives in the United States, see “Item 1 – Business – Regulation,” key regulatory reforms that may impact the Company include:

•

Designation as a systemically important financial institution (“SIFI”): The Financial Stability Oversight Council (“FSOC”) has the authority to designate nonbank financial institutions as SIFIs. The FSOC’s most recent statements generally indicate that it is focused on products and activities, rather than designation, in its review of asset managers. The Treasury report on asset management, issued in October 2017 pursuant to the Executive Order, also expressed this view. In addition, in November 2017, Treasury made recommendations concerning the process by which the FSOC designates nonbanks as SIFIs, further supporting a products and activities approach to addressing risks in asset management. In the event that BlackRock is designated as a SIFI, under Dodd-Frank, the Federal Reserve is charged with establishing enhanced regulatory requirements for nonbank financial institutions and BlackRock could become subject to direct supervision by the Federal Reserve.

•

Securities and Exchange Commission (“SEC”) Rulemakings for US Registered Funds and Investment Advisers: The SEC is engaged in a period of rule-making in an effort to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. In so doing, it has adopted rules that include (i) new monthly and annual reporting requirements for certain U.S. registered funds; (ii) enhanced reporting regimes for investment advisers; and (iii) implementing liquidity risk management programs for ETFs and open-end funds, other than money market funds. These rules, many of which are currently in an implementation period, will increase BlackRock’s public reporting and disclosure requirements, which could be costly and may impede BlackRock’s growth. Certain other rules impacting investment advisers and U.S. registered funds were proposed (or were under discussion for proposal) by the SEC’s prior leadership, however the SEC’s current leadership has indicated that these efforts are not expected to result in any short-term action.  In the event the SEC moves forward with any such proposals, any new rules, guidance or regulatory initiatives could expose BlackRock to additional compliance costs and may require the Company to change how it operates its business and/or manages its funds.

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

•

Revised Department of Labor (“DOL”) Fiduciary Rule: In April 2016, the DoL published a new regulation defining the term "fiduciary" for purposes of the fiduciary responsibility provisions of Title I of the Employee Retirement Income Security Act of 1974 and the prohibited transaction excise tax provisions of the Internal Revenue Code. The substantive provisions of the rule began to apply in June 2017. However, the applicability date of many conditions of the prohibited transaction exemptions accompanying the rule has been delayed until July 2019, while the DoL continues its re-examination of the rule and the prohibited transaction exemptions. If the DoL does not repeal or revise the rule or revise the prohibited transaction exemptions, the rule could require BlackRock to revise a number of its distribution relationships, create compliance and operational challenges for BlackRock’s distribution partners and may limit BlackRock’s ability to provide certain useful services and education to its clients.

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

•

Reform of EU investment markets: The European Commission has revised the Directive governing the provision of investment services in Europe (“MiFID”) and introduced an associated Regulation (together with certain secondary regulation, “MiFID II”). The Regulation’s requirements apply consistently across the EU, whereas there may be some variation in the application of MiFID as between EU Member States. The MiFID II reforms, which came into force in January 2018, are substantive, materially changing market transparency requirements and enhancing protections afforded to investors. New disclosure and reporting obligations have been introduced, together with restrictions on how research may be funded and the nature of payments that may be provided to distributors. MiFID II, together with other market structure reforms, will additionally force more derivatives to be traded on-exchange and introduce new commodity derivatives position limits. The broad nature of the MiFID II reforms may impact BlackRock’s product development, client servicing and distribution models. In particular, additional disclosures are required in respect of costs and fees BlackRock charges to certain of its clients. MiFID II may also impact the ability of certain of BlackRock’s distribution partners to accept commissions. Market structure reforms may also impact the way that the Company executes investment decisions for client portfolios and reports on such transactions and could have an impact on general market liquidity.

•

Revised EU capital requirements: EU regulators are considering how to design an appropriate capital regime for non-systemically important investment firms as the current regime is based on banking requirements and has not been modified for asset managers. In December 2017, the European Commission published a legislative proposal addressed to the European Parliament and Council for a new Directive and new Regulation on prudential requirements for MiFID investment firms. The new legislative package is currently expected to come into effect in 2020 following agreement between the European Council and Parliament. Once implemented, any new requirements could result in significant changes to the methodology used to determine the amount of regulatory capital that BlackRock is required to hold in the EU.

•

EU market access: The European Commission and certain EU Member States have recently advanced a more restrictive approach to the need for “equivalence”, which is the process by which the legal, regulatory and/or supervisory system in non-EU Member States is recognized by the European Commission as comparably effective to that in the EU, thereby allowing such non-EU Member States access to the EU single market in financial services. Additionally, in September 2017, the European Commission issued a proposal to enhance the European Supervisory Authorities’ powers by requiring that all third-country outsourcing, delegation and risk transfer arrangements be assessed by the European Securities and Markets Authority (“ESMA”). If enacted, the proposal would transfer to ESMA the ability of EU Member States to authorize the outsourcing of asset management activities beyond the EU’s borders. The proposal could have a significant impact on asset management firms with operations based outside of the EU, including BlackRock, and it may affect the Company’s ability to delegate fund management and/or costs associated with such delegation.

•

EU money market fund reform: In November 2016, the EU council announced political agreement with the European Parliament on certain money market funds reforms that are intended to reduce perceived risks associated with these products. The final text was published in the Official Journal of the EU in June 2017, starting an 18-month transition period for existing funds to comply. The reforms will limit the use of constant net asset value money market funds to those holding only government debt, and introduce a new category of “low volatility net asset value” money market funds, with both categories of money market funds being subject to reinforced liquidity requirements as well as safeguards such as liquidity fees and redemption gates. They may also reduce the attractiveness of certain money market funds to investors. BlackRock is evaluating the reforms and potential impact to its existing constant net asset value money market funds.

•

New disclosures to retail consumers: EU legislators have introduced a new “Key Information Document” (“KID”), which is applicable where a retail consumer is sold Packaged Retail and Insurance-based Investment Products (“PRIIPs”) and which came into effect in January 2018. The KID must include specific information on costs, risks and performance. BlackRock is required to produce a KID for each fund in scope, as well as to make information available to distribution partners who sell these funds in the EU.

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

International regulatory reforms could require BlackRock to alter its future business or operating activities, which could be time-consuming and costly, impede the Company’s growth and cause its AUM, revenue and earnings to decline. Regulatory reform may also impact BlackRock’s internationally-based clients, which could cause them to change their investment strategies or allocations in manners that may be adverse to BlackRock.

Legal proceedings may cause the Company’s AUM, revenue and earnings to decline.

BlackRock is subject to a number of sources of potential legal liability and the Company, certain of the investment funds it manages and certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with BlackRock’s activities. Certain of BlackRock’s subsidiaries and employees are also subject to periodic examination, special inquiries and potential proceedings by regulatory authorities, including the Securities Exchange Commission, Office of the Comptroller of the Currency (“OCC”), DoL, Commodity Futures Trading Commission, Financial Conduct Authority and Federal Reserve. Similarly, from time to time, BlackRock receives subpoenas or other requests for information from various U.S. and non-U.S. governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations or proceedings. These examinations, inquiries and proceedings have in the past and could in the future, if compliance failures or other violations are found, cause the relevant regulator to institute proceedings and impose sanctions for violations. Any such action may also result in litigation by investors in BlackRock’s funds, other BlackRock clients or BlackRock’s shareholders, which could harm the Company’s reputation and may cause its AUM, revenue and earnings to decline, potentially harm the investment returns of the applicable fund, or result in the Company being liable for damages.

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

BlackRock’s trust bank subsidiary, which is a national banking association chartered by the OCC, is subject to OCC regulation and capital requirements. The OCC has broad supervisory and enforcement authority over BlackRock’s trust bank. Being subject to banking regulation may put BlackRock at a competitive disadvantage because certain of its competitors are not subject to these limitations. In addition, as described in “Item 1-Business-Regulation”, PNC owns approximately 22% of BlackRock’s capital stock, which may subject BlackRock to banking regulation as a nonbank subsidiary of PNC. The Bank Holding Company Act by its terms does not currently apply to BlackRock. The Federal Reserve currently takes the position that this ownership interest causes BlackRock to be treated as a nonbank subsidiary of PNC for the purpose of the Bank Holding Company Act and that BlackRock is subject to banking regulation. Based on this interpretation of the Bank Holding Company Act, the Federal Reserve could initiate a process to formally determine that PNC controls BlackRock under the terms of the Bank Holding Company Act.  Any such determination, if successful, would subject BlackRock to current and future regulatory requirements under the Bank Holding Company Act, including the Volcker Rule, that are more restrictive than those the Company is subject to under other applicable laws, as well as the enforcement authority of the Federal Reserve, which includes the power to impose substantial fines and other penalties for violations. Any effort by BlackRock to contest a control determination by the Federal Reserve may be costly and complex and may not result in a reversal of such determination.

Failure to comply with ownership reporting requirements could result in harm to BlackRock’s reputation and may cause its AUM, revenue and earnings to decline.

Of note among the various international regulations to which BlackRock is subject are the extensive and increasingly stringent regulatory reporting requirements that necessitate the monitoring and reporting of issuer exposure levels (thresholds) across the holdings of managed funds and accounts and those of the Company. The specific triggers and the reporting methods that these threshold filings entail vary significantly by regulator and across jurisdictions. BlackRock continues to invest in technology, training and its employees to further enhance its monitoring and reporting functions. Despite these investments, the complexity of the various threshold reporting requirements combined with the breadth of the assets managed by the Company and high volume of securities trading have caused errors and omissions to occur in the past, and pose a risk that errors or omissions may occur in the future. Any such errors may expose BlackRock to monetary penalties, which could have an adverse effect on BlackRock’s reputation and may cause its AUM, revenue and earnings to decline.

BlackRock has been the subject of third-party commentary citing concerns about index investing and common ownership.

As a leader in the index investing and asset management industry, BlackRock has been the subject of third-party commentary citing concerns about the growth of index investing, as well as perceived competition issues associated with asset managers managing stakes in multiple companies within certain industries, known as “common ownership”. The commentators argue that index funds have the potential to distort investment flows, create stock price bubbles, or conversely, exacerbate a decline in market prices. Additional commentary focuses on competition issues associated with common ownership and purports to link aggregated equity positions in certain concentrated industries managed by asset managers with higher consumer prices and escalating executive compensation, among other things. Although there is substantial literature highlighting the benefits of index investing, as well as casting doubt on the assumptions, methodology and conclusions associated with common ownership arguments, some commentators have proposed policy measures in connection with the discourse in this area, including limits on stakes managed by asset managers. If the conclusions advanced by such commentators were to gain traction or result in the enactment of policy measures that place limits on asset managers, BlackRock’s business operations, reputation or financial condition may be adversely affected.

New tax legislation or changes to existing U.S. and non-U.S. tax laws, treaties and regulations or challenges to BlackRock’s historical taxation practices may adversely affect BlackRock’s effective tax rate, business and overall financial condition.

BlackRock’s businesses may be directly or indirectly affected by tax legislation and regulation, or the modification of existing tax laws, by U.S. or non-U.S. authorities. On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. Over the next few months, as the Company finalizes the impact of tax reform and clarifies the potential for future investment opportunities, BlackRock intends to reassess its capital management plans for the balance of 2018.

In addition, certain EU Member States have enacted financial transaction taxes (“FTTs”), which impose taxation on a broad range of financial instrument and derivatives transactions, and the European Commission has proposed legislation to harmonize these taxes and provide for the adoption of EU-level legislation applicable to some (but not all) EU Member States. If introduced as proposed, FTTs could have an adverse effect on BlackRock’s financial results and on clients’ performance results.

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

As of December 31, 2017, PNC owned 22% of the Company’s capital stock. Sales or distributions of a substantial number of shares of BlackRock’s common stock in the public market, or the perception that these sales or distributions might occur, may cause the market price of BlackRock’s common stock to decline.

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

•appointment of a new Chief Executive Officer of BlackRock;

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

•any amendment to BlackRock’s certificate of incorporation or bylaws; or

•any matter requiring stockholder approval pursuant to the rules of the New York Stock Exchange.

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

•

for so long as BlackRock is deemed a subsidiary of PNC for purposes of the Bank Holding Company Act, entering into any business or activity that is prohibited for any such subsidiary under the Bank Holding Company Act;

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

Item 3. Legal Proceedings

From time to time, BlackRock receives subpoenas or other requests for information from various U.S. federal, state governmental and regulatory authorities and international regulatory authorities in connection with industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such inquiries. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, BlackRock-advised investment portfolios may be subject to lawsuits, any of which potentially could harm the investment returns of the applicable portfolio or result in the Company being liable to the portfolios for any resulting damages.

On May 27, 2014, certain investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the U.S. District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. The Consolidated Complaint, which purports to be brought derivatively on behalf of the Funds, alleges that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On February 24, 2015, the same plaintiffs filed another complaint in the same court against BlackRock Investment Management, LLC and BlackRock Advisors, LLC. Both complaints seek, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by defendants in the twelve month period preceding the start of each lawsuit, along with purported lost investment returns on those amounts, plus interest. The defendants believe the claims in both lawsuits are without merit and are vigorously defending the actions.  On September 25, 2017, the defendants filed a motion for summary judgment to dismiss the lawsuit, which is pending.

In November 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”), BlackRock US Core Property Fund, Inc. (formerly known as BlackRock Granite Property Fund, Inc.) (“Granite Fund”), and certain other Granite Fund related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June 16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which manages the Property, and certain other non-BlackRock related entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs alleged, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and sought monetary, including punitive, damages. Additionally, on March 16, 2016, three former tenants of the Library Gardens apartment unit who were not physically injured but experienced the balcony collapse sued the BlackRock Parties for emotional damages. In November 2017, the BlackRock Parties settled all of the lawsuits relating to Library Gardens.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory affiliates, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws, purportedly by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash."  Plaintiffs seek unspecified monetary damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, plaintiffs filed an amended complaint. The defendants filed a motion for judgment on the pleadings dismissing that complaint. On September 18, 2017, the court dismissed the lawsuit. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the U.S. District Court for the Northern District of California by a former employee on behalf of all BlackRock employee 401(k) Plan (the “Plan”) participants and beneficiaries in the Plan from April 5, 2011, to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated with investment options managed by BlackRock. While the complaint does not contain any specific amount in alleged damages, it claims that the purported underperformance and hidden fees cost Plan participants more than $60 million. On October 10, 2017, the plaintiffs filed an Amended Complaint, which, among other things, adds as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also includes a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the lending agent on terms that plaintiffs claim were excessive.  The defendants believe the claims in this lawsuit are without merit and is vigorously defending the action. BlackRock moved to dismiss the Amended Complaint on November 8, 2017.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2018, there were 247 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for many underlying investors.

The following table sets forth for the periods indicated the high and low reported sale prices, period-end closing prices for the common stock and dividends declared per share for the common stock as reported on the NYSE:

	Common Stock Price Ranges		Closing	Cash Dividend
	High	Low	Price	Declared
2017
First Quarter	$397.81	$371.64	$383.51	$2.50
Second Quarter	$428.38	$377.10	$422.41	$2.50
Third Quarter	$447.09	$412.19	$447.09	$2.50
Fourth Quarter	$518.86	$449.95	$513.71	$2.50
2016
First Quarter	$342.56	$289.72	$340.57	$2.29
Second Quarter	$367.47	$319.54	$342.53	$2.29
Third Quarter	$376.00	$335.11	$362.46	$2.29
Fourth Quarter	$398.45	$338.61	$380.54	$2.29

BlackRock’s closing common stock price as of February 27, 2018 was $552.77.

Dividends

On January 11, 2018, the Board of Directors approved BlackRock’s quarterly dividend of $2.88 to be paid on March 22, 2018 to stockholders of record at the close of business on March 7, 2018.

PNC receives dividends on shares of nonvoting participating preferred stock, which are equivalent to the dividends received by common stockholders.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2017, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2017 through October 31, 2017	228,894	$474.49	218,859	6,723,797
November 1, 2017 through November 30, 2017	327,922	$477.02	327,228	6,396,569
December 1, 2017 through December 31, 2017	44,772	$508.97	29,396	6,367,173
Total	601,588	$478.43	575,483

(1)

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

(in millions, except per share data)	2017	2016	2015	2014	2013
Income statement data:
Revenue
Related parties(1)	$7,948	$7,058	$7,084	$6,994	$6,260
Other third parties	4,543	4,097	4,317	4,087	3,920
Total revenue	12,491	11,155	11,401	11,081	10,180
Expense
Restructuring charge	—	76	—	—	—
Other operating expenses	7,219	6,509	6,737	6,607	6,323
Total expense	7,219	6,585	6,737	6,607	6,323
Operating income	5,272	4,570	4,664	4,474	3,857
Total nonoperating income (expense)	5	(110)	(62)	(79)	116
Income before income taxes	5,277	4,460	4,602	4,395	3,973
Income tax expense(2)	270	1,290	1,250	1,131	1,022
Net income	5,007	3,170	3,352	3,264	2,951
Less: Net income (loss) attributable to noncontrolling interests	37	(2)	7	(30)	19
Net income attributable to BlackRock, Inc.	$4,970	$3,172	$3,345	$3,294	$2,932
Per share data:(3)
Basic earnings	$30.65	$19.29	$20.10	$19.58	$17.23
Diluted earnings	$30.23	$19.04	$19.79	$19.25	$16.87
Book value(4)	$197.61	$178.38	$172.12	$164.06	$156.69
Cash dividends declared and paid per share	$10.00	$9.16	$8.72	$7.72	$6.72

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

(2)

Income tax expense for 2017 reflects $1.2 billion of net tax benefit related to the 2017 Tax Cuts and Jobs Act. See Note 21, Income Taxes, to the consolidated financial statements for more information.

(3)	Participating preferred stock is considered to be a common stock equivalent for purposes of earnings per share calculations.
(4)

Book value amounts for 2017, 2016 and 2015 reflect Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at December 31 of the respective year-end. Book value amounts for 2014 and 2013 reflect Total BlackRock stockholders’ equity, excluding appropriated retained deficit of $19 million for 2014 and appropriated retained earnings of $22 million for 2013, divided by total common and preferred shares outstanding at December 31 of the respective year-end.

	December 31,
(in millions)	2017	2016	2015	2014	2013
Balance sheet data:
Cash and cash equivalents	$6,894	$6,091	$6,083	$5,723	$4,390
Goodwill and intangible assets, net	30,609	30,481	30,495	30,305	30,481
Total assets(1)	220,217	220,177	225,261	239,792	219,859
Less:
Separate account assets(2)	149,937	149,089	150,851	161,287	155,113
Collateral held under securities lending agreements(2)	24,190	27,792	31,336	33,654	21,788
Consolidated investment vehicles(3)	580	375	678	3,787	2,714
Adjusted total assets	$45,510	$42,921	$42,396	$41,064	$40,244
Borrowings	5,014	4,915	4,930	4,922	4,925
Total BlackRock, Inc. stockholders’ equity	$31,825	$29,098	$28,503	$27,366	$26,460
Assets under management:
Equity:
Active	$311,209	$275,033	$281,319	$292,802	$317,262
iShares ETFs	1,329,610	951,252	823,156	790,067	718,135
Non-ETF index	1,730,822	1,430,891	1,319,297	1,368,242	1,282,298
Equity subtotal	3,371,641	2,657,176	2,423,772	2,451,111	2,317,695
Fixed income:
Active	815,135	749,996	719,653	701,324	652,209
iShares ETFs	395,252	314,707	254,190	217,671	178,835
Non-ETF index	645,078	507,662	448,525	474,658	411,142
Fixed income subtotal	1,855,465	1,572,365	1,422,368	1,393,653	1,242,186
Multi-asset	480,278	395,007	376,336	377,837	341,214
Alternatives:
Core	98,533	88,630	92,085	88,006	85,026
Currency and commodities(4)	30,814	28,308	20,754	23,234	26,088
Alternatives subtotal	129,347	116,938	112,839	111,240	111,114
Long-term	5,836,731	4,741,486	4,335,315	4,333,841	4,012,209
Cash management	449,949	403,584	299,884	296,353	275,554
Advisory(5)	1,515	2,782	10,213	21,701	36,325
Total	$6,288,195	$5,147,852	$4,645,412	$4,651,895	$4,324,088

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

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $6.288 trillion of AUM at December 31, 2017. With approximately 13,900 employees in more than 30 countries, BlackRock provides a broad range of investment, risk management and technology services to institutional and retail clients worldwide.

For further information see Business, in Part I, Item 1 and Note 1, Introduction and Basis of Presentation, in the notes to the consolidated financial statements contained in Part II, Item 8.

Acquisitions

In June 2017, the Company completed the acquisition of the equity infrastructure franchise of First Reserve (“First Reserve Transaction”), expanding the Company’s energy and power infrastructure platform. In July 2017, the Company completed the acquisition of Cachematrix (“Cachematrix Transaction”), a leading provider of financial technology which simplifies the cash management process for banks and their corporate clients in a streamlined, open-architecture platform. In November 2017, the Company acquired a minority investment in Scalable Capital, a digital investment manager in Europe.

In November 2017, the Company announced that it had entered an agreement to acquire the asset management business of Citibanamex, a subsidiary of Citigroup Inc. This transaction involves approximately $31 billion in AUM across local fixed income, equity and multi-asset products. The transaction is expected to close in the second half of 2018, subject to customary regulatory approvals and closing conditions. Consideration for the transaction will include an upfront cash payment and contingent consideration.

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

BlackRock’s highly diversified multi-product platform was created to meet the needs of its clients in all market environments. BlackRock is positioned to provide alpha-seeking active and index investment solutions across asset classes and geographies. In addition, BlackRock leverages its world-class risk management, analytics and technology capabilities, including the Aladdin platform, on behalf of clients. BlackRock serves a diverse mix of institutional and retail clients across the globe, including investors in iShares ETFs, maintaining differentiated client relationships and a fiduciary focus.

BlackRock’s retail strategy is focused on an outcome-oriented approach to creating client solutions, including alpha-seeking active, index and alternative products, enhanced distribution and technology offerings. In the United States, BlackRock is leveraging its integrated wholesaler force to further penetrate distribution platforms and gain share among registered investment advisors. Internationally, BlackRock continues to diversify the range of investment solutions available to clients, penetrate new distribution channels and position effectively for regulatory change.

iShares growth strategy is centered on increasing global iShares market share and driving global market expansion. BlackRock intends to achieve these goals by pursuing global growth themes in client and product segments including core investments, fixed income, smart beta, financial instruments and precision exposures.

BlackRock believes Institutional results will be driven by enhancing BlackRock’s solutions-oriented approach; deepening client relationships through product diversification and higher value-add capabilities; and leveraging Aladdin’s analytical and risk management expertise.

BlackRock continues to invest in technology and risk management offerings, which enhance the ability to generate alpha, effectively serve clients and operate efficiently.   BlackRock’s technology portfolio includes Aladdin and Aladdin Risk for Wealth Management, FutureAdvisor, Cachematrix, as well as minority investments in Scalable Capital and iCapital.

U.S. Tax Reform

On December 22, 2017, The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted.  The 2017 Tax Act significantly revises the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) requiring companies to pay a one-time tax on certain unrepatriated earnings of foreign subsidiaries, (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (4) creating new taxes on certain earnings of controlled foreign corporations, and (5) creating a new limitation on deductible net interest expense. BlackRock’s results in 2017 included a $1.2 billion net tax benefit related to the 2017 Tax Act comprised of the following amounts:

•	$106 million tax expense related to the revaluation of certain deferred income tax assets;
•	$1,758 million noncash tax benefit related to the revaluation of certain deferred income tax liabilities (which was excluded from as adjusted results); and
•	$477 million tax expense related to the mandatory deemed repatriation of undistributed foreign earnings and profits (which was excluded from as adjusted results) and is payable over eight years.

These amounts may require further adjustments as additional guidance from the U.S. Department of the Treasury is provided, as changes in the Company’s assumptions occur, and as further information and interpretations become available.

For further information on the 2017 Tax Act, see Note 21, Income Taxes, in the consolidated financial statements included in Part II, Item 8 of this filing.

Executive Summary

(in millions, except shares and per share data)	2017	2016	2015
GAAP basis:
Total revenue	$12,491	$11,155	$11,401
Total expense	7,219	6,585	6,737
Operating income	$5,272	$4,570	$4,664
Operating margin	42.2%	41.0%	40.9%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(32)	(108)	(69)
Income tax expense	(270)	(1,290)	(1,250)
Net income attributable to BlackRock	$4,970	$3,172	$3,345
Diluted earnings per common share	$30.23	$19.04	$19.79
Effective tax rate	5.2%	28.9%	27.2%
As adjusted(1):
Operating income	$5,287	$4,674	$4,695
Operating margin	44.1%	43.7%	42.9%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(32)	(108)	(70)
Net income attributable to BlackRock	$3,716	$3,214	$3,313
Diluted earnings per common share	$22.60	$19.29	$19.60
Effective tax rate	29.3%	29.6%	28.4%
Other:
Assets under management (end of period)	$6,288,195	$5,147,852	$4,645,412
Diluted weighted-average common shares outstanding(2)	164,415,035	166,579,752	169,038,571
Common and preferred shares outstanding (end of period)	161,046,825	163,121,291	165,596,139
Book value per share(3)	$197.61	$178.38	$172.12
Cash dividends declared and paid per share	$10.00	$9.16	$8.72

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)	Total BlackRock stockholders’ equity, divided by total common and preferred shares outstanding at December 31 of the respective year-end.

2017 Compared with 2016

GAAP.  Operating income of $5,272 million increased $702 million and operating margin of 42.2% increased 120 bps from 2016. Operating income and operating margin growth primarily reflected higher base fees, performance fees, and technology and risk management revenue, partially offset by higher compensation and benefits, higher volume-related expense, and higher general and administration expense. Operating income for 2017 also included approximately $22 million of expense associated with the strategic repositioning of the active equity platform.  Operating income for 2016 included a restructuring charge of $76 million in connection with a project to streamline and simplify the organization. Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests (“NCI”), increased $76 million from 2016 driven by higher net gains on investments.

Income tax expense for 2017 included the previously mentioned $1.2 billion net tax benefit related to the 2017 Tax Act, $173 million of discrete tax benefits, primarily related to stock-based compensation awards, including a $151 million discrete tax benefit reflecting the adoption of new stock-based compensation accounting guidance, and a $16 million noncash tax expense associated with the revaluation of certain deferred income tax liabilities. Income tax expense for 2016 included a $30 million net noncash benefit associated with the revaluation of certain deferred income tax liabilities, including the effect of tax legislation enacted in the United Kingdom, and state and local income tax changes. Income tax expense for 2016 also included nonrecurring tax benefits of $65 million. See Income Tax Expense within Discussion of Financial Results for more information.

Diluted earnings per common share increased $11.19, or 59%, compared with 2016, reflecting the net tax benefit from the 2017 Tax Act and higher operating income, partially offset by the benefit of share repurchases.

As Adjusted.  Operating income of $5,287 million increased $613 million and operating margin of 44.1% increased 40 bps from 2016. The pre-tax restructuring charge of $76 million described above was excluded from as adjusted results for 2016. Income tax expense for 2017 excluded the previously described $1,758 million noncash tax benefit and $477 million deemed repatriation tax expense related to the 2017 Tax Act, and the previously described noncash expense of $16 million. Income tax expense for 2016 excluded the previously mentioned net noncash benefit of $30 million. Diluted earnings per common share increased $3.31, or 17%, from 2016.

2016 Compared with 2015

GAAP.  Operating income of $4,570 million decreased $94 million from 2015. Operating income was impacted by lower performance fees, partially offset by expense discipline and growth in technology and risk management revenue. Operating income also reflected a restructuring charge of $76 million recorded in the first quarter of 2016 in connection with a project to streamline and simplify the organization. Operating margin of 41% increased 10 bps from 2015 driven by continued expense discipline. Nonoperating income (expense), less NCI, decreased $39 million from 2015 due to lower net gains on investments, partially offset by higher interest and dividend income during 2016.  Net gains on investments in 2015 included a $40 million noncash gain related to the BlackRock Kelso Capital Advisors LLC (“BKCA”) transaction and a $35 million unrealized gain on a private equity investment.

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

Diluted earnings per common share decreased $0.75, or 4%, compared with 2015, reflecting lower nonoperating income and a higher tax rate in 2016, partially offset by the benefit of share repurchases.

As Adjusted.  Operating income of $4,674 million decreased $21 million, and operating margin of 43.7% increased 80 bps, from 2015. The pre-tax restructuring charge of $76 million described above was excluded from as adjusted results. Income tax expense for 2016 and 2015 excluded the previously described net noncash benefits of $30 million and $54 million, respectively. Diluted earnings per common share decreased $0.31, or 2%, from 2015.

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

(in millions)	2017	2016	2015
Operating income, GAAP basis	$5,272	$4,570	$4,664
Non-GAAP expense adjustments:
Restructuring charge	—	76	—
PNC LTIP funding obligation	15	28	30
Compensation expense related to appreciation (depreciation) on deferred compensation plans	—	—	1
Operating income, as adjusted	5,287	4,674	4,695
Product launch costs and commissions	—	—	5
Operating income used for operating margin measurement	$5,287	$4,674	$4,700
Revenue, GAAP basis	$12,491	$11,155	$11,401
Non-GAAP adjustments:
Distribution and servicing costs	(492)	(429)	(409)
Amortization of deferred sales commissions	(17)	(34)	(48)
Revenue used for operating margin measurement	$11,982	$10,692	$10,944
Operating margin, GAAP basis	42.2%	41.0%	40.9%
Operating margin, as adjusted	44.1%	43.7%	42.9%

•

Operating income, as adjusted, includes non-GAAP expense adjustments. The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value. In 2016, a restructuring charge primarily comprised of severance and accelerated amortization expense of previously granted deferred compensation awards has been excluded to provide an analysis of BlackRock’s ongoing operations and to ensure comparability among periods presented. In 2015, compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded, as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense).

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

(2) Net income attributable to BlackRock, Inc., as adjusted:

(in millions, except per share data)	2017	2016	2015
Net income attributable to BlackRock, Inc., GAAP basis	$4,970	$3,172	$3,345
Non-GAAP adjustments:
Restructuring charge (including $23 tax benefit)	—	53	—
PNC LTIP funding obligation, net of tax	11	19	22
The 2017 Tax Act:
Deferred tax revaluation (noncash)	(1,758)	—	—
Deemed repatriation tax	477	—	—
Other income tax matters	16	(30)	(54)
Net income attributable to BlackRock, Inc., as adjusted	$3,716	$3,214	$3,313
Diluted weighted-average common shares outstanding(3)	164.4	166.6	169.0
Diluted earnings per common share, GAAP basis(3)	$30.23	$19.04	$19.79
Diluted earnings per common share, as adjusted(3)	$22.60	$19.29	$19.60

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

For each period presented, the non-GAAP adjustment related to the restructuring charge and PNC LTIP funding obligation was tax effected at the respective blended rates applicable to the adjustments. The noncash deferred tax revaluation benefit of $1,758 million and the other income tax matters were primarily associated with the revaluation of certain deferred tax liabilities related to intangible assets and goodwill. These amounts have been excluded from the as adjusted results as these items will not have a cash flow impact and to ensure comparability among periods presented. A deemed repatriation tax expense of $477 million has been excluded from the 2017 as adjusted results due to the one-time nature and to ensure comparability among periods presented.

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

AUM and Net Inflows (Outflows) by Client Type
	AUM			Net inflows (outflows)
(in millions)	2017	2016	2015	2017	2016	2015
Retail	$628,377	$541,952	$541,125	$29,892	$(11,324)	$38,512
iShares ETFs	1,752,239	1,287,879	1,092,561	245,342	140,479	129,852
Institutional:
Active	1,139,308	1,009,974	962,852	5,922	17,918	26,746
Index	2,316,807	1,901,681	1,738,777	49,084	33,491	(43,096)
Total institutional	3,456,115	2,911,655	2,701,629	55,006	51,409	(16,350)
Long-term	5,836,731	4,741,486	4,335,315	330,240	180,564	152,014
Cash management	449,949	403,584	299,884	38,259	29,228	7,510
Advisory(1)	1,515	2,782	10,213	(1,245)	(7,601)	(9,629)
Total	$6,288,195	$5,147,852	$4,645,412	$367,254	$202,191	$149,895

AUM and Net Inflows (Outflows) by Product Type
	AUM			Net inflows (outflows)
(in millions)	2017	2016	2015	2017	2016	2015
Equity	$3,371,641	$2,657,176	$2,423,772	$130,146	$51,424	$52,778
Fixed income	1,855,465	1,572,365	1,422,368	178,787	119,955	76,944
Multi-asset	480,278	395,007	376,336	20,330	4,227	17,167
Alternatives:
Core	98,533	88,630	92,085	780	(1,165)	4,080
Currency and commodities(2)	30,814	28,308	20,754	197	6,123	1,045
Subtotal	129,347	116,938	112,839	977	4,958	5,125
Long-term	5,836,731	4,741,486	4,335,315	330,240	180,564	152,014
Cash management	449,949	403,584	299,884	38,259	29,228	7,510
Advisory(1)	1,515	2,782	10,213	(1,245)	(7,601)	(9,629)
Total	$6,288,195	$5,147,852	$4,645,412	$367,254	$202,191	$149,895

AUM and Net Inflows (Outflows) by Investment Style
	AUM			Net inflows (outflows)
(in millions)	2017	2016	2015	2017	2016	2015
Active	$1,696,005	$1,501,052	$1,462,672	$24,449	$(774)	$60,510
Index and iShares ETFs	4,140,726	3,240,434	2,872,643	305,791	181,338	91,504
Long-term	5,836,731	4,741,486	4,335,315	330,240	180,564	152,014
Cash management	449,949	403,584	299,884	38,259	29,228	7,510
Advisory(1)	1,515	2,782	10,213	(1,245)	(7,601)	(9,629)
Total	$6,288,195	$5,147,852	$4,645,412	$367,254	$202,191	$149,895

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares ETFs.

The following table presents the component changes in BlackRock’s AUM for 2017, 2016 and 2015.

(in millions)	2017	2016	2015
Beginning AUM	$5,147,852	$4,645,412	$4,651,895
Net inflows (outflows)
Long-term	330,240	180,564	152,014
Cash management	38,259	29,228	7,510
Advisory(1)	(1,245)	(7,601)	(9,629)
Total net inflows (outflows)	367,254	202,191	149,895
Acquisitions(2)	3,264	80,635	2,219
Market change	628,901	326,364	(57,495)
FX impact(3)	140,924	(106,750)	(101,102)
Total change	1,140,343	502,440	(6,483)
Ending AUM	$6,288,195	$5,147,852	$4,645,412

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)

Amount for 2017 represents $3.3 billion of AUM acquired in the First Reserve Infrastructure business transaction in June 2017 (“First Reserve Transaction”).  Amount for 2016 represents $80.6 billion of AUM acquired in the BofA Global Capital Management transaction in April 2016. Amounts for 2015 represent $1.3 billion of AUM acquired in the acquisition of certain assets of BKCA in March 2015, $560 million of AUM acquired in the Infraestructura Institucional acquisition in October 2015 and $366 million of AUM acquired in the FutureAdvisor acquisition in October 2015.  The FutureAdvisor acquisition amount does not include AUM that was held in iShares holdings.

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

Component Changes in AUM for 2017

The following table presents the component changes in AUM by client type and product type for 2017.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Retail:
Equity	$196,221	$4,145	$—	$26,598	$6,254	$233,218	$216,545
Fixed income	222,256	24,503	—	6,655	4,157	257,571	240,251
Multi-asset	107,997	1,143	—	10,687	1,028	120,855	114,485
Alternatives	15,478	101	—	708	446	16,733	16,541
Retail subtotal	541,952	29,892	—	44,648	11,885	628,377	587,822
iShares ETFs:
Equity	951,252	174,377	—	189,472	14,509	1,329,610	1,143,351
Fixed income	314,707	67,451	—	4,497	8,597	395,252	361,171
Multi-asset	3,149	322	—	280	10	3,761	3,262
Alternatives	18,771	3,192	—	1,478	175	23,616	21,071
iShares ETFs subtotal	1,287,879	245,342	—	195,727	23,291	1,752,239	1,528,855
Institutional:
Active:
Equity	120,699	(13,594)	—	25,681	4,399	137,185	128,133
Fixed income	536,727	(654)	—	22,537	11,440	570,050	554,549
Multi-asset	276,933	19,604	—	37,166	14,122	347,825	310,561
Alternatives	75,615	566	3,264	2,771	2,032	84,248	80,821
Active subtotal	1,009,974	5,922	3,264	88,155	31,993	1,139,308	1,074,064
Index:
Equity	1,389,004	(34,782)	—	283,684	33,722	1,671,628	1,537,730
Fixed income	498,675	87,487	—	13,932	32,498	632,592	557,465
Multi-asset	6,928	(739)	—	1,427	221	7,837	7,595
Alternatives	7,074	(2,882)	—	294	264	4,750	6,911
Index subtotal	1,901,681	49,084	—	299,337	66,705	2,316,807	2,109,701
Institutional subtotal	2,911,655	55,006	3,264	387,492	98,698	3,456,115	3,183,765
Long-term	4,741,486	330,240	3,264	627,867	133,874	5,836,731	5,300,442
Cash management	403,584	38,259	—	1,239	6,867	449,949	414,835
Advisory(4)	2,782	(1,245)	—	(205)	183	1,515	2,508
Total	$5,147,852	$367,254	$3,264	$628,901	$140,924	$6,288,195	$5,717,785

(1) Amount represents AUM acquired in the First Reserve Transaction.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for 2017.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Active:
Equity	$275,033	$(18,506)	$—	$46,134	$8,548	$311,209	$293,278
Fixed income	749,996	21,541	—	28,800	14,798	815,135	783,345
Multi-asset	384,930	20,747	—	47,853	15,149	468,679	425,045
Alternatives	91,093	667	3,264	3,479	2,479	100,982	97,361
Active subtotal	1,501,052	24,449	3,264	126,266	40,974	1,696,005	1,599,029
Index and iShares ETFs:
iShares ETFs:
Equity	951,252	174,377	—	189,472	14,509	1,329,610	1,143,351
Fixed income	314,707	67,451	—	4,497	8,597	395,252	361,171
Multi-asset	3,149	322	—	280	10	3,761	3,262
Alternatives	18,771	3,192	—	1,478	175	23,616	21,071
iShares ETFs subtotal	1,287,879	245,342	—	195,727	23,291	1,752,239	1,528,855
Non-ETF Index
Equity	1,430,891	(25,725)	—	289,829	35,827	1,730,822	1,589,130
Fixed income	507,662	89,795	—	14,324	33,297	645,078	568,920
Multi-asset	6,928	(739)	—	1,427	222	7,838	7,596
Alternatives	7,074	(2,882)	—	294	263	4,749	6,912
Non-ETF Index subtotal	1,952,555	60,449	—	305,874	69,609	2,388,487	2,172,558
Index & iShares ETFs subtotal	3,240,434	305,791	—	501,601	92,900	4,140,726	3,701,413
Long-term	4,741,486	330,240	3,264	627,867	133,874	5,836,731	5,300,442
Cash management	403,584	38,259	—	1,239	6,867	449,949	414,835
Advisory(4)	2,782	(1,245)	—	(205)	183	1,515	2,508
Total	$5,147,852	$367,254	$3,264	$628,901	$140,924	$6,288,195	$5,717,785

The following table presents component changes in AUM by product type for 2017.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Equity	$2,657,176	$130,146	$—	$525,435	$58,884	$3,371,641	$3,025,759
Fixed income	1,572,365	178,787	—	47,621	56,692	1,855,465	1,713,436
Multi-asset	395,007	20,330	—	49,560	15,381	480,278	435,903
Alternatives:
Core	88,630	780	3,264	3,438	2,421	98,533	94,976
Currency and commodities(5)	28,308	197	—	1,813	496	30,814	30,368
Alternatives subtotal	116,938	977	3,264	5,251	2,917	129,347	125,344
Long-term	4,741,486	330,240	3,264	627,867	133,874	5,836,731	5,300,442
Cash management	403,584	38,259	—	1,239	6,867	449,949	414,835
Advisory(4)	2,782	(1,245)	—	(205)	183	1,515	2,508
Total	$5,147,852	$367,254	$3,264	$628,901	$140,924	$6,288,195	$5,717,785

(1) Amount represents AUM acquired in the First Reserve Transaction.

(2) Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.
(5)	Amounts include commodity iShares ETFs.

AUM increased $1.1 trillion to $6.3 trillion at December 31, 2017 from $5.1 trillion at December 31, 2016 driven by net market appreciation, positive net inflows, the impact of foreign exchange movements and AUM acquired in the First Reserve Transaction.

Net market appreciation of $628.9 billion was primarily driven by higher U.S. and global equity markets.

AUM increased $140.9 billion due to the impact of foreign exchange movements, primarily resulting from the weakening of the U.S. dollar against the Euro and the British pound.

For further discussion on AUM, see “Part I, Item 1 – Business – Assets Under Management”.

Component Changes in AUM for 2016

The following table presents component changes in AUM by client type and product type for 2016.

(in millions)	December 31, 2015	Net inflows (outflows)	Acquisition(1)	Market change	FX impact(2)	December 31, 2016	Full year average AUM(3)
Retail:
Equity	$193,755	$(7,429)	$—	$15,456	$(5,561)	$196,221	$192,311
Fixed income	212,653	8,407	—	3,130	(1,934)	222,256	221,797
Multi-asset	115,307	(9,367)	—	3,100	(1,043)	107,997	111,416
Alternatives	19,410	(2,935)	—	(835)	(162)	15,478	17,424
Retail subtotal	541,125	(11,324)	—	20,851	(8,700)	541,952	542,948
iShares ETFs:
Equity	823,156	74,914	—	56,469	(3,287)	951,252	849,017
Fixed income	254,190	59,913	—	3,782	(3,178)	314,707	301,061
Multi-asset	2,730	354	—	61	4	3,149	2,448
Alternatives	12,485	5,298	—	1,055	(67)	18,771	18,561
iShares ETFs subtotal	1,092,561	140,479	—	61,367	(6,528)	1,287,879	1,171,087
Institutional:
Active:
Equity	121,442	(7,449)	—	11,112	(4,406)	120,699	119,604
Fixed income	514,428	10,234	—	20,242	(8,177)	536,727	542,332
Multi-asset	252,041	13,322	—	18,516	(6,946)	276,933	265,652
Alternatives	74,941	1,811	—	619	(1,756)	75,615	74,919
Active subtotal	962,852	17,918	—	50,489	(21,285)	1,009,974	1,002,507
Index:
Equity	1,285,419	(8,612)	—	135,997	(23,800)	1,389,004	1,307,812
Fixed income	441,097	41,401	—	55,665	(39,488)	498,675	478,444
Multi-asset	6,258	(82)	—	843	(91)	6,928	7,464
Alternatives	6,003	784	—	790	(503)	7,074	6,642
Index subtotal	1,738,777	33,491	—	193,295	(63,882)	1,901,681	1,800,362
Institutional subtotal	2,701,629	51,409	—	243,784	(85,167)	2,911,655	2,802,869
Long-term	4,335,315	180,564	—	326,002	(100,395)	4,741,486	4,516,904
Cash management	299,884	29,228	80,635	430	(6,593)	403,584	358,498
Advisory(4)	10,213	(7,601)	—	(68)	238	2,782	9,687
Total	$4,645,412	$202,191	$80,635	$326,364	$(106,750)	$5,147,852	$4,885,089

(1)  Amount represents AUM acquired in the BofA Global Capital Management transaction in April 2016.

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for 2016.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2015	(outflows)	Acquisition(1)	change	impact(2)	2016	AUM(3)
Active:
Equity	$281,319	$(20,230)	$—	$21,045	$(7,101)	$275,033	$275,656
Fixed income	719,653	16,625	—	22,742	(9,024)	749,996	756,110
Multi-asset	367,349	3,954	—	21,617	(7,990)	384,930	377,068
Alternatives	94,351	(1,123)	—	(217)	(1,918)	91,093	92,342
Active subtotal	1,462,672	(774)	—	65,187	(26,033)	1,501,052	1,501,176
Index and iShares ETFs:
iShares ETFs:
Equity	823,156	74,914	—	56,469	(3,287)	951,252	849,017
Fixed income	254,190	59,913	—	3,782	(3,178)	314,707	301,061
Multi-asset	2,730	354	—	61	4	3,149	2,448
Alternatives	12,485	5,298	—	1,055	(67)	18,771	18,561
iShares ETFs subtotal	1,092,561	140,479	—	61,367	(6,528)	1,287,879	1,171,087
Non-ETF Index
Equity	1,319,297	(3,260)	—	141,520	(26,666)	1,430,891	1,344,071
Fixed income	448,525	43,417	—	56,295	(40,575)	507,662	486,463
Multi-asset	6,257	(81)	—	842	(90)	6,928	7,464
Alternatives	6,003	783	—	791	(503)	7,074	6,643
Non-ETF Index subtotal	1,780,082	40,859	—	199,448	(67,834)	1,952,555	1,844,641
Index & iShares ETFs subtotal	2,872,643	181,338	—	260,815	(74,362)	3,240,434	3,015,728
Long-term	4,335,315	180,564	—	326,002	(100,395)	4,741,486	4,516,904
Cash management	299,884	29,228	80,635	430	(6,593)	403,584	358,498
Advisory(4)	10,213	(7,601)	—	(68)	238	2,782	9,687
Total	$4,645,412	$202,191	$80,635	$326,364	$(106,750)	$5,147,852	$4,885,089

The following table presents component changes in AUM by product type for 2016.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2015	(outflows)	Acquisition(1)	change	impact(2)	2016	AUM(3)
Equity	$2,423,772	$51,424	$—	$219,034	$(37,054)	$2,657,176	$2,468,744
Fixed income	1,422,368	119,955	—	82,819	(52,777)	1,572,365	1,543,634
Multi-asset	376,336	4,227	—	22,520	(8,076)	395,007	386,980
Alternatives:
Core	92,085	(1,165)	—	(291)	(1,999)	88,630	90,028
Currency and commodities(5)	20,754	6,123	—	1,920	(489)	28,308	27,518
Alternatives subtotal	112,839	4,958	—	1,629	(2,488)	116,938	117,546
Long-term	4,335,315	180,564	—	326,002	(100,395)	4,741,486	4,516,904
Cash management	299,884	29,228	80,635	430	(6,593)	403,584	358,498
Advisory(4)	10,213	(7,601)	—	(68)	238	2,782	9,687
Total	$4,645,412	$202,191	$80,635	$326,364	$(106,750)	$5,147,852	$4,885,089

(1)  Amount represents AUM acquired in the BofA Global Capital Management transaction in April 2016.

(2)  Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

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

BlackRock offers investment management technology systems, risk management services, wealth management and digital distribution tools on a fee basis.  Clients include banks, insurance companies, official institutions, pension funds, asset managers, retail distributors and other investors. Fees earned for technology and risk management revenue are recorded as services are performed and are generally determined using the value of positions on the Aladdin platform or on a fixed-rate basis.

BlackRock advises global financial institutions, regulators, and government entities across a range of risk, regulatory, capital markets and strategic services. Fees earned for advisory services, which are included in advisory and other revenue, are determined using fixed-rate fees and recorded upon delivery.

The Company earns fees for transition management services primarily comprised of commissions recognized in connection with buying and selling securities on behalf of its customers. Commissions related to transition management services are recorded on a trade-date basis as securities transactions occur.

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

General and administration expense includes marketing and promotional, occupancy and office-related costs, portfolio services (including clearing expense related to transition management services), technology, professional services, communications, product launch costs and other general and administration expense, including the impact of foreign currency remeasurement. Foreign currency remeasurement (gains) losses were $5 million, $(6) million and $(8) million for 2017, 2016 and 2015, respectively.

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

Revenue

The following table presents revenue for 2017, 2016 and 2015.

(in millions)	2017	2016	2015
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,662	$1,591	$1,709
iShares ETFs	3,221	2,651	2,751
Non-ETF index	687	674	680
Equity subtotal	5,570	4,916	5,140
Fixed income:
Active	1,735	1,658	1,566
iShares ETFs	808	696	554
Non-ETF index	344	297	282
Fixed income subtotal	2,887	2,651	2,402
Multi-asset	1,148	1,138	1,253
Alternatives:
Core	639	634	653
Currency and commodities	91	83	73
Alternatives subtotal	730	717	726
Long-term	10,335	9,422	9,521
Cash management	558	458	319
Total base fees	10,893	9,880	9,840
Investment advisory performance fees:
Equity	152	102	205
Fixed income	34	13	26
Multi-asset	33	19	34
Alternatives	375	161	356
Total performance fees	594	295	621
Technology and risk management revenue(1)	677	595	528
Distribution fees	24	41	55
Advisory and other revenue:
Advisory(1)	128	119	118
Other	175	225	239
Advisory and other revenue	303	344	357
Total revenue	$12,491	$11,155	$11,401

(1)

Beginning with the first quarter of 2017, Aladdin revenue previously reported within “BlackRock Solutions® and advisory” has been presented within “Technology and risk management revenue” on the consolidated statement of income.  The remaining previously reported “BlackRock Solutions and advisory” revenue is currently reported as part of “Advisory and other revenue.” Under the historical presentation, BlackRock Solutions and advisory revenue would have totaled $805 million for 2017. The prior period amounts reported for BlackRock Solutions and advisory of $714 million and $646 million for 2016 and 2015, respectively, have been reclassified to conform to the current presentation.

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Mix of Base Fees			Mix of Average AUM by Asset Class(1)
	2017	2016	2015	2017	2016	2015
Equity:
Active	15%	16%	17%	5%	6%	6%
iShares ETFs	30%	27%	28%	20%	17%	17%
Non-ETF index	6%	7%	7%	28%	27%	30%
Equity subtotal	51%	50%	52%	53%	50%	53%
Fixed income:
Active	16%	17%	15%	13%	16%	16%
iShares ETFs	7%	7%	6%	6%	6%	5%
Non-ETF index	3%	3%	3%	10%	10%	10%
Fixed income subtotal	26%	27%	24%	29%	32%	31%
Multi-asset	11%	11%	13%	8%	8%	8%
Alternatives:
Core	6%	6%	7%	2%	2%	2%
Currency and commodities	1%	1%	1%	1%	1%	-%
Alternatives subtotal	7%	7%	8%	3%	3%	2%
Long-term	95%	95%	97%	93%	93%	94%
Cash management	5%	5%	3%	7%	7%	6%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

2017 Compared with 2016

Revenue increased $1,336 million, or 12%, from 2016, driven by growth in base fees, performance fees, and technology and risk management revenue.

Investment advisory, administration fees and securities lending revenue of $10,893 million in 2017 increased $1,013 million from $9,880 million in 2016 reflecting the impact of higher markets and organic growth on average AUM, and the effect of AUM acquired in the BofA Global Capital Management transaction, partially offset by pricing changes to select investment products. Securities lending revenue of $597 million in 2017 compared with $579 million in 2016.

Investment advisory performance fees were $594 million in 2017 compared with $295 million in 2016. The increase primarily reflected improved performance in hedge fund and long-only equity products.

Technology and risk management revenue of $677 million for 2017 increased $82 million from $595 million in 2016 reflecting ongoing demand for Aladdin.

Advisory and other revenue of $303 million decreased $41 million from $344 million in 2016, reflecting lower earnings from a strategic minority investment and lower fees for distributing certain exchange-traded products.

2016 Compared with 2015

Revenue decreased $246 million, or 2%, from 2015, driven by lower performance fees, partially offset by higher technology and risk management revenue.

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

Technology and risk management revenue of $595 million for 2016 increased $67 million from $528 million in 2015 reflecting ongoing demand for Aladdin.

Expense

The following table presents expense for 2017, 2016 and 2015.

(in millions)	2017	2016	2015
Expense, GAAP:
Employee compensation and benefits	$4,255	$3,880	$4,005
Distribution and servicing costs	492	429	409
Amortization of deferred sales commissions	17	34	48
Direct fund expense	904	766	767
General and administration:
Marketing and promotional	333	325	365
Occupancy and office related	275	272	280
Portfolio services	268	234	221
Technology	203	175	170
Professional services	142	114	120
Communications	34	38	37
Regulatory, filing and license fees	30	21	24
Other general and administration	177	122	163
Total general and administration expense	1,462	1,301	1,380
Restructuring charge	—	76	—
Amortization of intangible assets	89	99	128
Total expense, GAAP	$7,219	$6,585	$6,737
Less non-GAAP expense adjustments (1):
Employee compensation and benefits:
PNC LTIP funding obligation	$15	$28	$30
Compensation expense related to appreciation (depreciation) on deferred compensation plans	—	—	1
Subtotal	15	28	31
Restructuring charge	—	76	—
Total non-GAAP expense adjustments	15	104	31
Expense, as adjusted:
Employee compensation and benefits	$4,240	$3,852	$3,974
Distribution and servicing costs	492	429	409
Amortization of deferred sales commissions	17	34	48
Direct fund expense	904	766	767
General and administration	1,462	1,301	1,380
Amortization of intangible assets	89	99	128
Total expense, as adjusted	$7,204	$6,481	$6,706
(1)	See Non-GAAP Financial Measures for further information on non-GAAP expense adjustments.

2017 Compared with 2016

GAAP. Expense increased $634 million, or 10%, from 2016, driven primarily by higher employee compensation and benefits expense, higher volume-related expense, and higher general and administration expense, partially offset by a restructuring charge recorded in 2016.

Employee compensation and benefits expense increased $375 million, or 10%, to $4,255 million in 2017 from $3,880 million in 2016, reflecting higher incentive compensation, higher headcount, and approximately $20 million of severance and accelerated compensation expense associated with the repositioning of the active equity platform. Employees at December 31, 2017 totaled approximately 13,900 compared with approximately 13,000 at December 31, 2016.

 Distribution and servicing costs totaled $492 million in 2017 compared with $429 million in 2016 reflecting higher average AUM and the effect of AUM acquired in the BofA Global Capital Management transaction.

Direct fund expense increased $138 million from 2016, reflecting higher iShares ETFs average AUM.

General and administration expense increased $161 million from 2016, reflecting higher portfolio services, professional services fees (associated with strategic transactions, MiFID implementation, and tax reform), technology expense, operating errors, contingent consideration fair value adjustments and the impact of foreign exchange remeasurement expense.

As Adjusted. Expense, as adjusted, increased $723 million, or 11%, to $7,204 million in 2017 from $6,481 million in 2016. The increase in total expense, as adjusted, is driven primarily by higher employee compensation and benefit expense, higher volume-related expense and higher general and administration expense.  The restructuring charge recorded in 2016 has been excluded from the as adjusted results.

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

Nonoperating Results

The summary and reconciliation of U.S. GAAP nonoperating income (expense) to nonoperating income (expense), as adjusted for 2017, 2016 and 2015 was as follows:

(in millions)	2017	2016	2015
Nonoperating income (expense), GAAP basis(1)	$5	$(110)	$(62)
Less: Net income (loss) attributable to NCI	37	(2)	7
Nonoperating income (expense)(2)	(32)	(108)	(69)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	—	(1)
Nonoperating income (expense), as adjusted(2)(3)	$(32)	$(108)	$(70)

(1)	Amounts included gains of $118 million, $16 million and $58 million attributable to consolidated variable interest entities (“VIEs”) for 2017, 2016 and 2015, respectively.
(2)	Net of net income (loss) attributable to NCI.
(3)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for 2017, 2016 and 2015.

 The components of nonoperating income (expense), less net income (loss) attributable to NCI for 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
Net gain (loss) on investments(1)(2)
Private equity	$21	$6	$71
Real assets	17	8	12
Other alternatives(3)	38	21	(2)
Other investments(4)	43	22	(18)
Subtotal	119	57	63
Other gains(5)	5	—	46
Total net gain (loss) on investments(1)(2)	124	57	109
Interest and dividend income	49	40	26
Interest expense	(205)	(205)	(204)
Net interest expense	(156)	(165)	(178)
Total nonoperating income (expense)(1)	(32)	(108)	(69)
Compensation expense related to (appreciation) depreciation on deferred compensation plans	—	—	(1)
Nonoperating income (expense), as adjusted(1)(2)	$(32)	$(108)	$(70)

(1)	Net of net income (loss) attributable to NCI. Amounts also include net gain (loss) on consolidated VIEs.
(2)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for 2017, 2016 and 2015.

(3)

Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions. The prior year periods also included net gains related to opportunistic credit strategies.

(4)	Amounts primarily include net gains (losses) related to equity and fixed income investments.
(5)	The amount for 2015 primarily includes a $40 million gain related to the acquisition of certain assets of BKCA.

Income Tax Expense

	GAAP			As adjusted
(in millions)	2017	2016	2015	2017	2016	2015
Operating income(1)	$5,272	$4,570	$4,664	$5,287	$4,674	$4,695
Total nonoperating income (expense)(1)(2)	(32)	(108)	(69)	(32)	(108)	(70)
Income before income taxes(2)	$5,240	$4,462	$4,595	$5,255	$4,566	$4,625
Income tax expense(3)	$270	$1,290	$1,250	$1,539	$1,352	$1,312
Effective tax rate(3)	5.2%	28.9%	27.2%	29.3%	29.6%	28.4%

(1)	See Non-GAAP Financial Measures for further information on and reconciliation of as adjusted items.
(2)	Net of net income (loss) attributable to NCI.
(3)	GAAP income tax expense and effective tax rate for 2017 reflects $1.2 billion of a net tax benefit related to the 2017 Tax Act.

The Company’s tax rate is affected by tax rates in foreign jurisdictions and the relative amount of income earned in those jurisdictions, which the Company expects to be fairly consistent in the near term. The significant foreign jurisdictions that have lower statutory tax rates than the U.S. federal statutory rate of 35% include the United Kingdom, Channel Islands, Ireland and Netherlands.

2017. Income tax expense (GAAP) reflected:

o	the following amounts related to the 2017 Tax Act:
o	$106 million tax expense related to the revaluation of certain deferred income tax assets;
o	$1,758 million noncash tax benefit related to the revaluation of certain deferred income tax liabilities; and
o	$477 million tax expense related to the mandatory deemed repatriation of undistributed foreign earnings and profits.
o	a noncash expense of $16 million, primarily associated with the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes; and
o

$173 million discrete tax benefits, primarily related to stock-based compensation awards, including $151 million related to the adoption of new accounting guidance related to stock-based compensation awards. See Note 2, Significant Accounting Policies, for further information.

The as adjusted effective tax rate of 29.3% for 2017 excluded the noncash deferred tax revaluation benefit of $1,758 million and noncash expense of $16 million mentioned above as it will not have a cash flow impact and to ensure comparability among periods presented. In addition, the deemed repatriation tax expense of $477 million has been excluded from the as adjusted results due to the one-time nature and to ensure comparability among periods presented.

2016. Income tax expense (GAAP) reflected:

o	a net noncash benefit of $30 million, primarily associated with the revaluation of certain deferred income tax liabilities; and
o	a benefit from $65 million of nonrecurring items, including the resolution of certain outstanding tax matters.

The as adjusted effective tax rate of 29.6% for 2016 excluded the net noncash benefit of $30 million mentioned above as it will not have a cash flow impact and to ensure comparability among periods presented.

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

The Company presents the as adjusted balance sheet as additional information to enable investors to exclude certain assets that have equal and offsetting liabilities or noncontrolling interests that ultimately do not have an impact on stockholders’ equity or cash flows. Management views the as adjusted balance sheet, which contains non-GAAP financial measures, as an economic presentation of the Company’s total assets and liabilities; however, it does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	December 31, 2017
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Funds(2)	As Adjusted
Assets
Cash and cash equivalents	$6,894	$—	$49	$6,845
Accounts receivable	2,699	—	—	2,699
Investments	1,981	—	52	1,929
Assets of consolidated VIEs:		—
Cash and cash equivalents	144	—	144	—
Investments	1,493	—	268	1,225
Other assets	66	—	66	—
Separate account assets and collateral held under securities lending agreements	174,127	174,127	—	—
Other assets(3)	2,204	—	1	2,203
Subtotal	189,608	174,127	580	14,901
Goodwill and intangible assets, net	30,609	—	—	30,609
Total assets	$220,217	$174,127	$580	$45,510
Liabilities
Accrued compensation and benefits	$2,153	$—	$—	$2,153
Accounts payable and accrued liabilities	1,161	—	—	1,161
Liabilities of consolidated VIEs	369	—	369	—
Borrowings	5,014	—	—	5,014
Separate account liabilities and collateral liabilities under securities lending agreements	174,127	174,127	—	—
Deferred income tax liabilities(4)	3,538	—	—	3,538
Other liabilities	1,564	—	(255)	1,819
Total liabilities	187,926	174,127	114	13,685
Equity
Total stockholders’ equity	31,825	—	—	31,825
Noncontrolling interests	466	—	466	—
Total equity	32,291	—	466	31,825
Total liabilities and equity	$220,217	$174,127	$580	$45,510

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts represent the portion of assets and liabilities of Consolidated Sponsored Investment Funds attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)

Amount includes approximately $3.9 billion of deferred income tax liabilities related to goodwill and intangibles.  See Note 21, Income Taxes, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the consolidated statements of financial condition as of December 31, 2017 and 2016 contained in Part II, Item 8 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at December 31, 2017 and 2016 included $63 million and $53 million, respectively, of cash held by consolidated VREs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2017).

Accounts receivable at December 31, 2017 increased $584 million from December 31, 2016 primarily due to higher BlackRock mutual funds, iShares ETFs and performance fee receivables. Investments were $1,981 million at December 31, 2017 (for more information see Investments herein). Goodwill and intangible assets increased $128 million from December 31, 2016, primarily due to the First Reserve and Cachematrix Transactions, partially offset by $89 million of amortization of intangible assets. Other assets (including property and equipment) increased $345 million from December 31, 2016, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities), earnings from certain strategic investments, and other assets, partially offset by a decrease in current taxes receivable.

Liabilities. Accrued compensation and benefits at December 31, 2017 increased $273 million from December 31, 2016, primarily due to higher 2017 incentive compensation accruals. Accounts payable and accrued liabilities at December 31, 2017 increased $281 million from December 31, 2016 due to higher current income taxes payables and increased accruals.

Net deferred income tax liabilities at December 31, 2017 decreased $1.3 billion, primarily as a result of revaluation of deferred income tax liabilities due to the 2017 Tax Act. Other liabilities increased $343 million from December 31, 2016, primarily related to an increase in unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets) and contingent liabilities related to the First Reserve Transaction and uncertain tax positions, partially offset by a decrease in other operating liabilities.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,981 million and $1,493 million, respectively, at December 31, 2017. Total Investments include consolidated investments held by sponsored investment funds accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	December 31, 2017	December 31, 2016
Investments, GAAP	$1,981	$1,595
Investments held by consolidated VIEs, GAAP	1,493	1,008
Total Investments	3,474	2,603
Investments held by consolidated VIEs	(1,493)	(1,008)
Investments held by consolidated VREs	(512)	(465)
Net interest in consolidated VREs	460	444
Net interest in consolidated VIEs(1)	1,225	840
Total Investments, as adjusted	3,154	2,414
Federal Reserve Bank stock	(91)	(89)
Deferred compensation investments	(56)	(66)
Hedged investments	(587)	(614)
Carried interest (VIEs/VREs)	(298)	(126)
Total “economic” investment exposure	$2,122	$1,519

(1)	Amount includes $266 million and $108 million of carried interest (VIEs) as of December 31, 2017 and 2016, respectively, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at December 31, 2017 and 2016:

(in millions)	December 31, 2017	December 31, 2016
Private equity	$331	$334
Real assets	313	94
Other alternatives(1)	236	245
Other investments(2)	1,242	846
Total “economic” investment exposure	$2,122	$1,519

(1)	Other alternatives primarily include hedge funds/funds of hedge funds.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as U.K. government securities, primarily held for regulatory purposes.

As adjusted investment activity for 2017 and 2016 was as follows:

(in millions)	2017	2016
Total Investments, as adjusted, beginning balance	$2,414	$2,227
Purchases/capital contributions	1,082	1,234
Sales/maturities	(696)	(976)
Distributions (1)	(102)	(134)
Market appreciation(depreciation)/earnings from equity method investments	240	82
Carried interest capital allocations/(distributions)/acquired	172	26
Other	44	(45)
Total Investments, as adjusted, ending balance	$3,154	$2,414

(1)	Amount includes distributions representing return of capital and return on investments.

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

The following table presents a reconciliation of the consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Funds:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash and cash equivalents, December 31, 2015	$6,083	$100	$5,983
Cash flows from operating activities	2,154	(1,063)	3,217
Cash flows from investing activities	(188)	(130)	(58)
Cash flows from financing activities	(1,685)	1,146	(2,831)
Effect of exchange rate changes on cash and cash equivalents	(273)	—	(273)
Net change in cash and cash equivalents	8	(47)	55
Cash and cash equivalents, December 31, 2016	$6,091	$53	$6,038
Cash flows from operating activities	3,828	(384)	4,212
Cash flows from investing activities	(587)	(70)	(517)
Cash flows from financing activities	(2,630)	464	(3,094)
Effect of exchange rate changes on cash and cash equivalents	192	—	192
Net change in cash and cash equivalents	803	10	793
Cash and cash equivalents, December 31, 2017	$6,894	$63	$6,831

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

Cash outflows from investing activities, excluding the impact of Consolidated Sponsored Investment Funds, for 2017 were $517 million and primarily reflected $497 million of investment purchases, $155 million of purchases of property and equipment, $73 million related to the First Reserve Transaction and $29 million related to the Cachematrix Transaction, partially offset by $205 million of net proceeds from sales and maturities of certain investments.

Cash outflows from financing activities, excluding the impact of Consolidated Sponsored Investment Funds, for 2017 were $3,094 million, primarily resulting from $1.4 billion of share repurchases, including $1.1 billion in open market-transactions and $321 million of employee tax withholdings related to employee stock transactions, $1.7 billion of cash dividend payments and $700 million of repayments of long-term borrowings, partially offset by $697 million of proceeds from issuance of long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at December 31, 2017 and 2016 were as follows:

(in millions)	December 31, 2017	December 31, 2016
Cash and cash equivalents(1)	$6,894	$6,091
Cash and cash equivalents held by consolidated VREs(2)	(63)	(53)
Subtotal	6,831	6,038
Credit facility — undrawn	4,000	4,000
Total liquidity resources(3)	$10,831	$10,038

(1)

The percentage of cash and cash equivalents held by the Company’s U.S. subsidiaries was approximately 40% and 50% at December 31, 2017 and 2016, respectively.  See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)

Amounts do not reflect a reduction for year-end incentive compensation accruals of approximately $1.5 billion and $1.3 billion for 2017 and 2016, respectively, which are paid in the first quarter of the following year.

Total liquidity resources increased $793 million during 2017, primarily reflecting cash flows from operating activities, partially offset by cash payments of 2016 year-end incentive awards, share repurchases of $1.4 billion and cash dividend payments of $1.7 billion.

A significant portion of the Company’s $3,154 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. The Company repurchased 2.6 million common shares in open market transactions under the share repurchase program for approximately $1.1 billion during 2017. At December 31, 2017, there were 6.4 million shares still authorized to be repurchased.

Net Capital Requirements. The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions, which is partially maintained by retaining cash and cash equivalent investments in those subsidiaries or jurisdictions. As a result, such subsidiaries of the Company may be restricted in their ability to transfer cash between different jurisdictions and to their parents. Additionally, transfers of cash between international jurisdictions may have adverse tax consequences that could discourage such transfers.

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

At December 31, 2017 and 2016, the Company was required to maintain approximately $1.8 billion and $1.4 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers.  The Company was in compliance with all applicable regulatory net capital requirements.

Undistributed Earnings of Foreign Subsidiaries. As a result of the 2017 Tax Act and the one-time mandatory deemed repatriation tax on untaxed accumulated foreign earnings, a provisional amount of U.S. income taxes was provided on the undistributed foreign earnings. The financial statement basis in excess of tax basis of its foreign subsidiaries remains indefinitely reinvested in foreign operations. The Company will continue to evaluate its capital management plans throughout 2018.

Short-Term Borrowings

2017 Revolving Credit Facility.  The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2017 to extend the maturity date to April 2022 (the “2017 credit facility”). The 2017 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2017 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2017 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2017. The 2017 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At December 31, 2017, the Company had no amount outstanding under the 2017 credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion.  The commercial paper program is currently supported by the 2017 credit facility. At December 31, 2017, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value of long-term borrowings at December 31, 2017 included the following:

(in millions)	Maturity Amount	Carrying Value	Maturity
5.00% Notes	$1,000	$999	December 2019
4.25% Notes	750	747	May 2021
3.375% Notes	750	746	June 2022
3.50% Notes	1,000	994	March 2024
1.25% Notes(1)	841	835	May 2025
3.20% Notes	700	693	March 2027
Total Long-term Borrowings	$5,041	$5,014

(1)	The carrying value of the 1.25% Notes estimated using foreign exchange rate as of December 31, 2017.

For more information on Company’s borrowings, see Note 12, Borrowings, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Contractual Obligations, Commitments and Contingencies

The following table sets forth contractual obligations, commitments and contingencies by year of payment at December 31, 2017:

(in millions)	2018	2019	2020	2021	2022	Thereafter(1)	Total
Contractual obligations and commitments(1):
Long-term borrowings(2):
Principal	$—	$1,000	$—	$750	$750	$2,541	$5,041
Interest	175	175	125	109	81	185	850
Operating leases	141	132	126	118	109	1,580	2,206
Purchase obligations	128	101	29	22	19	28	327
Investment commitments	298	—	—	—	—	—	298
Total contractual obligations and commitments	742	1,408	280	999	959	4,334	8,722
Contingent obligations:
Contingent payments related to business acquisitions(3)	33	179	39	34	—	—	285
Total contractual obligations, commitments and contingent obligations(4)	$775	$1,587	$319	$1,033	$959	$4,334	$9,007

(1)	Amounts do not include $350 million of cash payment consideration and contingent consideration related to the Company’s agreement to acquire the asset management business of Citibanamex.

(2)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using foreign exchange rates as of December 31, 2017.

(3)

The amount of contingent payments reflected for any year represents the expected payments using foreign currency exchange rates as of December 31, 2017. The fair value of the remaining aggregate contingent payments at December 31, 2017 totaled $236 million and is included in other liabilities on the consolidated statements of financial condition.

(4)

At December 31, 2017, the Company had approximately $365 million of net unrecognized tax benefits. Due to the uncertainty of timing and amounts that will ultimately be paid, this amount has been excluded from the table above.

Operating Leases. The Company leases its primary office locations under agreements that expire on varying dates through 2043. In connection with certain lease agreements, the Company is responsible for escalation payments. The contractual obligations table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases and, as such, are not recorded as liabilities on the consolidated statements of financial condition.

In May 2017, the Company entered into an agreement with 50 HYMC Owner LLC, for the lease of approximately 847,000 square feet of office space located at 50 Hudson Yards, New York, New York. The term of the lease is twenty years from the date that rental payments begin, expected to occur in May 2023, with the option to renew for a specified term. The lease requires annual base rental payments of approximately $51 million per year during the first five years of the lease term, increasing every five years to $58 million, $66 million and $74 million per year (or approximately $1.2 billion in base rent over its twenty-year term). This lease is classified as an operating lease and, as such, is not recorded as a liability on the consolidated statements of financial condition.

Purchase Obligations. In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts, which are either noncancelable or cancelable with a penalty. At December 31, 2017, the Company’s obligations primarily reflected standard service contracts for portfolio services, market data, office-related services and third-party marketing and promotional services, and obligations for equipment. Purchase obligations are recorded on the consolidated financial statements when services are provided and, as such, obligations for services and equipment not received are not included in the consolidated statement of financial condition at December 31, 2017.

Investment Commitments. At December 31, 2017, the Company had $298 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs.  These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products.  The fair value of the remaining aggregate contingent payments at December 31, 2017 totaled $236 million, including $128 million related to the First Reserve Transaction, and is included in other liabilities on the consolidated statements of financial condition.
The following items have not been included in the contractual obligations, commitments and contingencies table:

Carried Interest Clawback. As a general partner in certain investment funds, including private equity partnerships and certain hedge funds, the Company may receive carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a return as specified in the various partnership agreements. Therefore, BlackRock records carried interest subject to such clawback provisions in Total Investments, or cash/cash of consolidated VIEs to the extent that it is distributed, and as a deferred carried interest liability/other liabilities of consolidated VIEs on its consolidated statements of financial condition. Carried interest is recorded as performance fees on consolidated statements of income upon the earlier of the termination of the investment fund or when the likelihood of clawback is considered mathematically improbable.

Indemnifications. In the ordinary course of business or in connection with certain acquisition agreements, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined or the likelihood of any liability is considered remote and, therefore, has not been included in the table above or recorded in the consolidated statement of financial condition at December 31, 2017. See further discussion in Note 13, Commitments and Contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At December 31, 2017, the Company indemnified certain of its clients for their securities lending loan balances of approximately $200 billion. The Company held, as agent, cash and securities totaling $214 billion as collateral for indemnified securities on loan at December 31, 2017. The fair value of these indemnifications was not material at December 31, 2017.

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

Compensation and Benefit Obligations. The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the contractual obligations and commitments table above. Accrued compensation and benefits at December 31, 2017 totaled $2,153 million and included incentive compensation of $1,499 million, deferred compensation of $350 million and other compensation and benefits related obligations of $304 million. Substantially all of the incentive compensation liability was paid in the first quarter of 2018, while the deferred compensation obligations are generally payable over periods of up to three years.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the consolidated financial statements included in Part II, Item 8 of this filing.

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

At December 31, 2017, BlackRock was determined to be the PB for certain investment funds that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE.  The Company generally consolidates VIEs in which it holds an equity ownership interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%.  See Note 5, Variable Interest Entities, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

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

BlackRock’s equity method investees that are investment companies record their underlying investments at fair value. Therefore, under the equity method of accounting, BlackRock’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. BlackRock’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as nonoperating income (expense) for investments in investment companies, or as advisory and other revenue for certain strategic investments, which are recorded in other assets, since such investees are considered to be an extension of BlackRock’s core business.

At December 31, 2017, the Company had $816 million and $468 million of equity method investments, included in investments and other assets, respectively, and at December 31, 2016, the Company had $730 million and $348 million of equity method investments included in investments and other assets, respectively.

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

Changes in Valuation. Changes in value on $2,878 million of Total Investments will impact the Company’s nonoperating income (expense), $103 million will impact accumulated other comprehensive income, $195 million are held at cost or amortized cost and the remaining $298 million relates to carried interest, which will not impact nonoperating income (expense). At December 31, 2017, changes in fair value of approximately $1,739 million of consolidated VIEs/VREs will impact BlackRock’s net income (loss) attributable to noncontrolling interests on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of consolidated VIEs/VREs was $1,419 million.

Goodwill and Intangible Assets

The value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open-end investment funds as well as collective trust funds without a specified termination date are classified as indefinite-lived intangible assets. The assignment of indefinite lives to such investment fund contracts is based upon the assumption there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. In addition, trade names/trademarks are considered indefinite-lived intangibles as they are expected to generate cash flows indefinitely. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts and investor/customer relationships, which relate to acquired separate accounts and funds with a specified termination date, are amortized over their remaining expected useful lives, which, at December 31, 2017, ranged from 1 to 11 years with a weighted-average remaining estimated useful life of 6.5 years.

Goodwill. The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. The impairment assessment performed as of July 31, 2017 indicated no impairment charge was required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2017, the Company’s common stock closed at $513.71, which exceeded its book value of approximately $197.61 per share.

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

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $89 million, $99 million and $128 million for 2017, 2016 and 2015, respectively.

In 2017, 2016 and 2015, the Company performed impairment tests, including evaluating various qualitative factors and performing certain quantitative assessments. The Company determined that no impairment charges were required, the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes to the expected lives of the finite-lived intangibles were required. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

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

Significant management judgment is required in estimating the ranges of possible outcomes and determining the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2017, BlackRock had $629 million of gross unrecognized tax benefits, of which $316 million, if recognized, would affect the effective tax rate.

Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2017, the Company had deferred tax assets of $19 million and net deferred tax liabilities of approximately $3,538 million on the consolidated statement of financial condition. Changes in deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company.

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

The Company records income taxes based upon its estimated income tax liability or benefit. The Company’s actual tax liability or benefit may differ from the estimated income tax liability or benefit. The Company had current income taxes receivables of approximately $142 million and current income taxes payables of $256 million at December 31, 2017.

For further information on the 2017 Tax Act, see Note 21, Income Taxes, in the consolidated financial statements included in Part II, Item 8 of this filing.

Revenue Recognition

Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on agreed-upon percentages of the net asset value of AUM or committed capital. Investment advisory and administration fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. Investment advisory and administration fees for investment funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers.

The Company contracts with third parties and related parties for various fund distribution and shareholder servicing to be performed on behalf of certain funds the Company manages. Such arrangements generally are priced as a portion of the fee paid by the fund. In certain cases, the fund (primarily international funds) takes on the primary responsibility for payment for services such that the Company bears no credit risk to the third-party. The Company currently records its management fees net of retrocessions. The Company has additional contracts for similar services with third parties, which due to the terms of the contracts, are recorded as distribution and servicing costs and thus not netted on the consolidated statements of income.

The Company earns revenue by lending securities as an agent on behalf of clients, primarily to brokerage institutions. Revenue is accounted for on an accrual basis. The securities loaned are secured by collateral, generally ranging from 102% to 112% of the value of the loaned securities. Generally, the revenue earned is shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed. For 2017, 2016 and 2015, securities lending revenue earned by the Company totaled $597 million, $579 million and $513 million, respectively, and is recorded in investment advisory, administration fees and securities lending revenue on the consolidated statements of income. Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

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

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2017 and 2016, the Company had $219 million and $152 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the consolidated statements of financial condition. A portion of the deferred carried interest liability will be paid to certain employees. The ultimate timing of the recognition of performance fee revenue, if any, for these products is unknown.

The following table presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs) for 2017 and 2016:

(in millions)	2017	2016
Beginning balance	$152	$143
Net increase (decrease) in unrealized allocations	75	37
Performance fee revenue recognized	(21)	(28)
Acquisition	13	—
Ending balance	$219	$152

For 2017, 2016 and 2015, performance fee revenue (which included recognized carried interest) totaled $594 million, $295 million and $621 million, respectively.

Fees earned for technology and risk management revenue are recorded as services are performed and are generally determined using the value of positions on the Aladdin platform or on a fixed-rate basis. For 2017, 2016 and 2016, technology and risk management revenue totaled $677 million, $595 million and $528 million, respectively.

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

Accounting Developments

Recent Accounting Pronouncements Not Yet Adopted.

Revenue from Contracts with Customers.    In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements.

The key changes in the standard that impact the Company’s revenue recognition relate to the presentation of certain revenue contracts and associated contract costs. The most significant of these changes relates to the presentation of certain distribution costs, which are currently presented net against revenues (contra-revenue) and will be presented as an expense on a gross basis.  The Company adopted ASU 2014-09 effective January 1, 2018 on a full retrospective basis, which will require 2016 and 2017 to be restated in future filings. The cumulative effect adjustment to the 2016 opening retained earnings was not material. The Company currently expects the net gross up to revenue to be approximately $1 billion with a corresponding gross up to expense for both 2016 and 2017. Consequently, the Company expects its GAAP operating margin to decline upon adoption due to the gross up of revenue. However, no material impact is expected on the Company’s as adjusted operating margin.

For accounting pronouncements that the Company adopted during the year ended December 31, 2017 and for additional recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2017, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At December 31, 2017, the Company had outstanding total return swaps with an aggregate notional value of approximately $587 million. At December 31, 2017, there were no outstanding interest rate swaps.

At December 31, 2017, approximately $2.0 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $2.1 billion. See Balance Sheet Overview-Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk. At December 31, 2017, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $946 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $94.6 million in the carrying value of such investments.

Interest-Rate/Credit Spread Risk. At December 31, 2017, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $1,176 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $19 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $483 million at December 31, 2017. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $48.3 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At December 31, 2017, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $1.5 billion.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition as of December 31, 2017 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2018

Item 9b. Other Information

The Company is furnishing no other information in this Form 10-K.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors – Director Nominee Biographies” and “Item 1: Election of Directors  – Corporate Governance – Other Executive Officers” of the Proxy Statement is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption “Item 1: Election of Directors – Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement is incorporated herein by reference.

The information regarding BlackRock’s Code of Ethics for Chief Executive and Senior Financial Officers under the caption “Item 1: Election of Directors – Corporate Governance – Our Corporate Governance Framework” of the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the sections captioned “Item 2: Non-Binding Advisory Vote on Compensation for Named Executive Officers – Executive Compensation – Compensation Discussion and Analysis” and “Item 1: Election of Directors – Corporate Governance – 2017 Director Compensation” of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the sections captioned “Item 1: Election of Directors – Ownership of BlackRock Common and Preferred Stock” and “Item 2 – Non-Binding Advisory Vote on Compensation for Named Executive Officers – Executive Compensation – Compensation Discussion and Analysis – Our Compensation Program – BlackRock Performance Incentive Plan (“BPIP”)” of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Item 1: Election of Directors – Certain Relationships and Related Transactions” and “Item 1: Election of Directors – Corporate Governance – Corporate Governance Practices and Policies– Director Independence” of the Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.
3.3(3)	Amended and Restated Bylaws of BlackRock.
3.4(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.
3.5(4)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.
3.6(4)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.
3.7(5)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.
4.1(6)	Specimen of Common Stock Certificate.
4.2(7)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.
4.3(8)	Form of 6.25% Notes due 2017.
4.4(9)	Form of 5.00% Notes due 2019.
4.5(10)	Form of 4.25% Notes due 2021.
4.6(11)	Form of 3.375% Notes due 2022.
4.7(12)	Form of 3.500% Notes due 2024.
4.8(13)	Form of 1.250% Notes due 2025.
4.9(14)	Form of 3.200% Notes due 2027.
4.10(13)	Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the Indenture.
10.1(15)	BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.2(16)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan.+
10.3(17)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+
10.4(18)	Form of Restricted Stock Unit Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.5(18)	Form of Performance-Based Restricted Stock Unit Agreement (BPIP) under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.6(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.7(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.8(1)

Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+

10.9(15)	BlackRock, Inc. Amended and Restated Voluntary Deferred Compensation Plan, as amended and restated as of November 16, 2015.+
10.10(19)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+
10.11(20)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+
10.12(21)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+
10.13(4)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+
10.14(22)	Fourth Amendment, dated as of August 7, 2012, to the Share Surrender Agreement.+
10.15(23)

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

10.16(24)

Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.17(25)

Amendment No. 2, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.18(26)

Amendment No. 3, dated as of March 28, 2014, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.19(27)

Amendment No. 4, dated as of April 2, 2015, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.20(28)

Amendment No. 5, dated as of April 8, 2016, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.21(29)

Amendment No. 6, dated as of April 6, 2017, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.22(4)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.
10.23(30)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.

10.24(31)

Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

10.25(32)	Lease, by and between BlackRock, Inc. and 50 HYMC Holdings LLC.*
10.26(33)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock.+
10.27(34)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of December 23, 2014.
10.28(34)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Citigroup Global Markets Inc., dated as of December 23, 2014.
10.29(34)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of January 6, 2015.
10.30(34)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Credit Suisse Securities (USA) LLC dated as of January 6, 2015.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Registrant.
23.1	Deloitte & Touche LLP Consent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.

(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 22, 2016.

(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.

(5)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.

(6)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.

(7)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on September 17, 2007.

(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.

(10)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.

(11)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 31, 2012.

(12)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 18, 2014.

(13)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2015.

(14)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2017.

(15)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2015.

(16)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.

(17)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.

(18)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

(19)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(20)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.

(21)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(22)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.

(25)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2013.

(26)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2014.

(27)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2015.

(28)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 14, 2016.

(29)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 11, 2017.

(30)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.

(31)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.

(32)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

(33)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.

(34)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2014.

+	Denotes compensatory plans or arrangements.

*        Portions of this exhibit have been omitted pursuant to a confidential treatment order from the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ LAURENCE D. FINK
Laurence D. Fink
Chairman, Chief Executive Officer and Director

February 28, 2018

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

Signature	Title	Date
/S/ LAURENCE D. FINK Laurence D. Fink	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
/S/ GARY S. SHEDLIN Gary S. Shedlin	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
/S/ MARC D. COMERCHERO Marc D. Comerchero	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
/S/ MATHIS CABIALLAVETTA	Director	February 28, 2018
Mathis Cabiallavetta
/S/ PAMELA DALEY	Director	February 28, 2018
Pamela Daley
/S/ WILLIAM S. DEMCHAK	Director	February 28, 2018
William S. Demchak
/S/ JESSICA EINHORN	Director	February 28, 2018
Jessica P. Einhorn
/S/ FABRIZIO FREDA	Director	February 28, 2018
Fabrizio Freda
/S/ MURRY S. GERBER	Director	February 28, 2018
Murry S. Gerber
/S/ JAMES GROSFELD	Director	February 28, 2018
James Grosfeld
/S/ ROBERT S. KAPITO	Director	February 28, 2018
Robert S. Kapito
/S/ SIR DERYCK MAUGHAN	Director	February 28, 2018
Sir Deryck Maughan
/S/ CHERYL D. MILLS	Director	February 28, 2018
Cheryl D. Mills
/S/ GORDON M. NIXON	Director	February 28, 2018
Gordon M. Nixon
/S/ CHARLES H. ROBBINS	Director	February 28, 2018
Charles H. Robbins
/S/ IVAN G. SEIDENBERG	Director	February 28, 2018
Ivan G. Seidenberg
/S/ MARCO ANTONIO SLIM DOMIT	Director	February 28, 2018
Marco Antonio Slim Domit
/S/ SUSAN L. WAGNER	Director	February 28, 2018
Susan L. Wagner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2018

We have served as the Company's auditor since 2002.

BlackRock, Inc.

Consolidated Statements of Financial Condition

(in millions, except shares and per share data)	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$6,894	$6,091
Accounts receivable	2,699	2,115
Investments	1,981	1,595
Assets of consolidated variable interest entities:
Cash and cash equivalents	144	84
Investments	1,493	1,008
Other assets	66	63
Separate account assets	149,937	149,089
Separate account collateral held under securities lending agreements	24,190	27,792
Property and equipment (net of accumulated depreciation of $658 and $601 at December 31, 2017 and December 31, 2016, respectively)	592	559
Intangible assets (net of accumulated amortization of $219 and $832 at December 31, 2017 and December 31, 2016, respectively)	17,389	17,363
Goodwill	13,220	13,118
Other assets	1,612	1,300
Total assets	$220,217	$220,177
Liabilities
Accrued compensation and benefits	$2,153	$1,880
Accounts payable and accrued liabilities	1,161	880
Liabilities of consolidated variable interest entities	369	216
Borrowings	5,014	4,915
Separate account liabilities	149,937	149,089
Separate account collateral liabilities under securities lending agreements	24,190	27,792
Deferred income tax liabilities	3,538	4,840
Other liabilities	1,564	1,221
Total liabilities	187,926	190,833
Commitments and contingencies (Note 13)
Temporary equity
Redeemable noncontrolling interests	416	194
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $ 0.01 par value;	2	2

Shares authorized: 500,000,000 at December 31, 2017 and December 31, 2016;

  Shares issued: 171,252,185 at December 31, 2017 and December 31, 2016;

  Shares outstanding: 159,977,115 and 161,534,443 at December 31, 2017 and

  December 31, 2016, respectively

Series B nonvoting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 150,000,000 at December 31, 2017 and 2016; Shares issued and outstanding: 823,188 at December 31, 2017 and 2016;
Series C nonvoting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 6,000,000 at December 31, 2017 and 2016; Shares issued and outstanding: 246,522 at December 31, 2017 and 763,660 at December 31, 2016
Additional paid-in capital	19,256	19,337
Retained earnings	16,966	13,660
Accumulated other comprehensive loss	(432)	(716)
Treasury stock, common, at cost (11,275,070 and 9,717,742 shares held at December 31, 2017 and December 31, 2016, respectively)	(3,967)	(3,185)
Total BlackRock, Inc. stockholders’ equity	31,825	29,098
Nonredeemable noncontrolling interests	50	52
Total permanent equity	31,875	29,150
Total liabilities, temporary equity and permanent equity	$220,217	$220,177

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(in millions, except shares and per share data)	2017	2016	2015
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$7,740	$6,836	$6,875
Other third parties	3,153	3,044	2,965
Total investment advisory, administration fees and securities lending revenue	10,893	9,880	9,840
Investment advisory performance fees	594	295	621
Technology and risk management revenue	677	595	528
Distribution fees	24	41	55
Advisory and other revenue	303	344	357
Total revenue	12,491	11,155	11,401
Expense
Employee compensation and benefits	4,255	3,880	4,005
Distribution and servicing costs	492	429	409
Amortization of deferred sales commissions	17	34	48
Direct fund expense	904	766	767
General and administration	1,462	1,301	1,380
Restructuring charge	—	76	—
Amortization of intangible assets	89	99	128
Total expense	7,219	6,585	6,737
Operating income	5,272	4,570	4,664
Nonoperating income (expense)
Net gain (loss) on investments	161	55	116
Interest and dividend income	49	40	26
Interest expense	(205)	(205)	(204)
Total nonoperating income (expense)	5	(110)	(62)
Income before income taxes	5,277	4,460	4,602
Income tax expense	270	1,290	1,250
Net income	5,007	3,170	3,352
Less:
Net income (loss) attributable to noncontrolling interests	37	(2)	7
Net income attributable to BlackRock, Inc.	$4,970	$3,172	$3,345
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$30.65	$19.29	$20.10
Diluted	$30.23	$19.04	$19.79
Cash dividends declared and paid per share	$10.00	$9.16	$8.72
Weighted-average common shares outstanding:
Basic	162,160,601	164,425,858	166,390,009
Diluted	164,415,035	166,579,752	169,038,571

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(in millions)	2017	2016	2015
Net income	$5,007	$3,170	$3,352
Other comprehensive income:
Foreign currency translation adjustments(1)	285	(269)	(173)
Other	(1)	1	(2)
Other comprehensive income (loss)	284	(268)	(175)
Comprehensive income	5,291	2,902	3,177
Less: Comprehensive income (loss) attributable to noncontrolling interests	37	(2)	7
Comprehensive income attributable to BlackRock, Inc.	$5,254	$2,904	$3,170

(1) Amount for 2017 includes a loss from a net investment hedge of $64 million (net of a tax benefit of $38 million). Amount for 2016 and 2015 include a gain from a net investment hedge of $14 million (net of tax of $8 million) and $19 million (net of tax of $11 million), respectively.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Appropriated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2014	$19,388	$10,164	$(19)	$(273)	$(1,894)	$27,366	$119	$27,485	$35
Net income	—	3,345	—	—	—	3,345	6	3,351	1
Net consolidation (deconsolidation) of VIEs due to adoption of new accounting pronouncement	—	—	19	—	—	19	(8)	11	194
Dividends paid	—	(1,476)	—	—	—	(1,476)	—	(1,476)	—
Stock-based compensation	514	—	—	—	—	514	—	514	—
Issuance of common shares related to employee stock transactions	(600)	—	—	—	736	136	—	136	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	(231)	(231)	—	(231)	—
Shares repurchased	—	—	—	—	(1,100)	(1,100)	—	(1,100)	—
Net tax benefit (shortfall) from stock-based compensation	105	—	—	—	—	105	—	105	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	—	(34)	(34)	518
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	(6)	(6)	(284)
Other comprehensive income (loss)	—	—	—	(175)	—	(175)	—	(175)	—
December 31, 2015	$19,407	$12,033	$—	$(448)	$(2,489)	$28,503	$77	$28,580	$464
Net income	—	3,172	—	—	—	3,172	(2)	3,170	—
Dividends paid	—	(1,545)	—	—	—	(1,545)	—	(1,545)	—
Stock-based compensation	521	—	—	—	—	521	—	521	—
PNC preferred stock capital contribution	172	—	—	—	—	172	—	172	—
Retirement of preferred stock	(172)	—	—	—	—	(172)	—	(172)	—
Issuance of common shares related to employee stock transactions	(667)	—	—	—	703	36	—	36	—
Employee tax withholdings related to employee stock transactions	—	—	—	—	(274)	(274)	—	(274)	—
Shares repurchased	—	—	—	—	(1,125)	(1,125)	—	(1,125)	—
Net tax benefit (shortfall) from stock-based compensation	78	—	—	—	—	78	—	78	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	—	(23)	(23)	1,169
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	—	(1,439)
Other comprehensive income (loss)	—	—	—	(268)	—	(268)	—	(268)	—
December 31, 2016	$19,339	$13,660	$—	$(716)	$(3,185)	$29,098	$52	$29,150	$194

(1)	Amounts include $2 million of common stock at December 31, 2016, 2015 and 2014.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2016	$19,339	$13,660	$(716)	$(3,185)	$29,098	$52	$29,150	$194
Net income	—	4,970	—	—	4,970	2	4,972	35
Dividends paid	—	(1,662)	—	—	(1,662)	—	(1,662)	—
Stock-based compensation	542	—	—	—	542	—	542	—
PNC preferred stock capital contribution	193	—	—	—	193	—	193	—
Retirement of preferred stock	(193)	—	—	—	(193)	—	(193)	—
Issuance of common shares related to employee stock transactions	(626)	—	—	639	13	—	13	—
Employee tax withholdings related to employee stock transactions	—	—	—	(321)	(321)	—	(321)	—
Shares repurchased	—	—	—	(1,100)	(1,100)	—	(1,100)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(18)	(18)	482
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	14	14	(295)
Other comprehensive income (loss)	—	—	284	—	284	—	284	—
Adoption of new accounting pronouncement	3	(2)	—	—	1	—	1	—
December 31, 2017	$19,258	$16,966	$(432)	$(3,967)	$31,825	$50	$31,875	$416

(1)	Amounts include $2 million of common stock at both December 31, 2017 and 2016.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(in millions)	2017	2016	2015
Cash flows from operating activities
Net income	$5,007	$3,170	$3,352
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	240	263	295
Stock-based compensation	542	521	514
Deferred income tax expense (benefit)	(1,221)	(14)	(156)
Other gains	—	—	(40)
Assets and liabilities of consolidated VIEs:
Change in cash and cash equivalents	(81)	(119)	(98)
Net (gains) losses within consolidated VIEs	(118)	(16)	(58)
Net (purchases) proceeds within consolidated VIEs	(302)	(816)	(227)
(Earnings) losses from equity method investees	(122)	(113)	(91)
Distributions of earnings from equity method investees	35	31	41
Other adjustments	—	—	14
Changes in operating assets and liabilities:
Accounts receivable	(521)	(65)	(82)
Investments, trading	(222)	(449)	(584)
Other assets	(212)	(151)	(195)
Accrued compensation and benefits	276	(86)	98
Accounts payable and accrued liabilities	308	26	(41)
Other liabilities	219	(28)	262
Cash flows from operating activities	3,828	2,154	3,004
Cash flows from investing activities
Purchases of investments	(489)	(377)	(330)
Proceeds from sales and maturities of investments	166	378	456
Distributions of capital from equity method investees	32	34	66
Net consolidations (deconsolidations) of sponsored investment funds	(39)	(74)	(163)
Acquisitions, net of cash acquired	(102)	(30)	(273)
Purchases of property and equipment	(155)	(119)	(221)
Cash flows from investing activities	(587)	(188)	(465)
Cash flows from financing activities
Proceeds from long-term borrowings	697	—	787
Repayments of long-term borrowings	(700)	—	(750)
Cash dividends paid	(1,662)	(1,545)	(1,476)
Proceeds from stock options exercised	—	26	126
Repurchases of common stock	(1,421)	(1,399)	(1,331)
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	464	1,146	484
Excess tax benefit from stock-based compensation	—	82	105
Other financing activities	(8)	5	(9)
Cash flows from financing activities	(2,630)	(1,685)	(2,064)
Effect of exchange rate changes on cash and cash equivalents	192	(273)	(115)
Net increase (decrease) in cash and cash equivalents	803	8	360
Cash and cash equivalents, beginning of year	6,091	6,083	5,723
Cash and cash equivalents, end of year	$6,894	$6,091	$6,083
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$205	$198	$194
Income taxes (net of refunds)	$1,124	$1,365	$1,276
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$626	$667	$600
PNC preferred stock capital contribution	$193	$172	$—
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(281)	$(1,439)	$(104)
Increase (decrease) in borrowings due to consolidation/deconsolidation of VIEs	$—	$—	$(3,389)

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

BlackRock’s diverse platform of active (alpha) and index (beta) investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective investment trusts and other pooled investment vehicles. BlackRock also offers an investment and risk management platform, Aladdin®, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management investors.

At December 31, 2017, The PNC Financial Services Group, Inc. (“PNC”) held 21.2% of the Company’s voting common stock and 21.7% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

Certain items previously reported have been reclassified to conform to the current year presentation. Beginning with the first quarter of 2017, Aladdin revenue previously reported within “BlackRock Solutions® and advisory” has been presented within “Technology and risk management revenue” on the consolidated statements of income.  The remaining previously reported “BlackRock Solutions and advisory” revenue is currently reported as part of “Advisory and other revenue.” The prior period amounts reported for BlackRock Solutions and advisory for the year ended December 31, 2016 and 2015 have been reclassified to conform to the current presentation.

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

Money Market Fee Waivers. The Company is currently voluntarily waiving a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). During 2017, 2016 and 2015, these waivers resulted in a reduction of management fees of approximately $6 million, $56 million and $137 million, respectively. Approximately 0%, 35% and 50% of Yield Support waivers for 2017, 2016 and 2015, respectively, were offset by a reduction of BlackRock’s distribution and servicing costs paid to a financial intermediary. BlackRock may increase or decrease the level of fee waivers in future periods.

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

The Company records on the consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the consolidated statements of income. During 2017 and 2016, the Company had not resold or repledged any of the collateral received under these arrangements. At December 31, 2017 and 2016, the fair value of loaned securities held by separate accounts was approximately $22.3 billion and $25.7 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $24.2 billion and $27.8 billion, respectively.

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

Indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts, which relate to acquired separate accounts and funds and investor/customer relationships with a specified termination date, are amortized over their remaining useful lives.

The Company performs assessments to determine if any intangible assets are potentially impaired and whether the indefinite-lived and finite-lived classifications are still appropriate. The carrying value of finite-lived assets and their remaining useful lives are reviewed at least annually to determine if circumstances exist which may indicate a potential impairment or revisions to the amortization period. The Company performs impairment assessments of all of its intangible assets at least annually, as of July 31st.

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

Revenue Recognition

Investment Advisory, Administration Fees and Securities Lending Revenue. Investment advisory and administration fees are recognized as the services are performed. Such fees are primarily based on agreed-upon percentages of the net asset value of AUM or committed capital. Investment advisory and administration fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. Investment advisory and administration fees for investment funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers.

The Company contracts with third parties and related parties for various mutual fund distribution and shareholder servicing to be performed on behalf of certain funds the Company manages. Such arrangements generally are priced as a portion of the fee paid by the fund. In certain cases, the fund (primarily international funds) takes on the primary responsibility for payment for services such that the Company bears no credit risk to the third-party. The Company currently records its management fees net of retrocessions.

The Company also earns revenue by lending securities as an agent on behalf of clients, primarily to brokerage institutions. Revenue is accounted for on an accrual basis. Generally, the fees generated from securities lending activities are shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed.

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

In addition, the Company is allocated carried interest from certain alternative investment products upon exceeding performance thresholds. BlackRock may be required to reverse/return all, or part, of such carried interest allocations depending upon future performance of these funds. Therefore, BlackRock records carried interest subject to such clawback provisions in investments/investments of consolidated VIEs or cash/cash of consolidated VIEs to the extent that it is distributed, on its consolidated statements of financial condition. Carried interest is recorded as performance fee revenue upon the earlier of the termination of the investment fund or when the likelihood of clawback is considered mathematically improbable.

The Company records a deferred carried interest liability to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2017 and 2016, the Company had $219 million and $152 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the consolidated statements of financial condition. A portion of the deferred carried interest liability will be paid to certain employees. The ultimate timing of the recognition of performance fee revenue, if any, for these products is unknown.

Technology and risk management revenue. BlackRock offers investment management technology systems, risk management services, wealth management and digital distribution tools on a fee basis. Clients include banks, insurance companies, official institutions, pension funds, asset managers, retail distributors and other investors. Fees earned for technology and risk management revenue are recorded as services are performed and are generally determined using the value of positions on the Aladdin platform or on a fixed-rate basis.

Advisory and other revenue. Advisory and other revenue primarily includes fees earned for advisory services, fees earned for transition management services primarily comprised of commissions recognized in connection with buying and selling securities on behalf of customers, and equity method investment earnings related to certain strategic investments.

Fees earned for advisory services are determined using fixed-rate fees, and recorded upon delivery.

Commissions related to transition management services are recorded on a trade-date basis as securities transactions occur.

Stock-based Compensation. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the consolidated statements of cash flows. The Company adopted ASU 2016-09 as of January 1, 2017. ASU 2016-09 requires all excess tax benefits and deficiencies to be recognized in income tax expense on the consolidated statements of income. Accordingly, the Company recorded a discrete income tax benefit of $151 million during 2017 for vested restricted stock units where the grant date stock price was lower than the vesting date stock price. The new guidance will increase the volatility of income tax expense as a result of fluctuations in the Company’s stock price. Upon adoption, the Company elected to account for forfeitures as they occur, which did not have a material impact on the consolidated financial statements.  In addition, the Company elected to present excess tax benefits and deficiencies prospectively in operating activities on the consolidated statements of cash flows.

Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the stock-based award.

The Company measures the grant-date fair value of restricted stock units (“RSUs”) using the Company’s share price on the date of grant. For employee share options and instruments with market conditions, the Company uses pricing models. Stock option awards may have performance, market and/or service conditions. If an equity award is modified after the grant-date, incremental compensation cost is recognized for an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Awards under the Company’s stock-based compensation plans vest over various periods. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award is, in-substance, multiple awards. Compensation cost was reduced by the number of awards forfeited prior to vesting.

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

Direct Fund Expense. Direct fund expense, which is expensed as incurred, primarily consists of third-party nonadvisory expense incurred by BlackRock related to certain funds for the use of certain index trademarks, reference data for certain indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, audit and tax services as well as other fund-related expense directly attributable to the nonadvisory operations of the fund.

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

In 2017, excess tax benefits related to stock-based compensation were recognized as an income tax benefit on the consolidated statements of income and are reflected as operating cash flows on the consolidated statements of cash flows.  For prior year periods, excess tax benefits were recognized as additional paid-in capital and financing cash flows.

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

Fair Value Measurements

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

Recent Accounting Pronouncements Not Yet Adopted in 2017

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

The key changes in the standard that impact the Company’s revenue recognition relate to the presentation of certain revenue contracts and associated contract costs. The most significant of these changes relates to the presentation of certain distribution costs, which are currently presented net against revenues (contra-revenue) and will be presented as an expense on a gross basis. The Company adopted ASU 2014-09 effective January 1, 2018 on a full retrospective basis, which will require 2016 and 2017 to be restated in future filings. The cumulative effect adjustment to the 2016 opening retained earnings was not material. The Company currently expects the net gross up to revenue to be approximately $1 billion with a corresponding gross up to expense for both 2016 and 2017.

Recognition and Measurement of Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in certain equity securities. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. The reclassification of unrealized gains (losses) on equity securities within accumulated other comprehensive income to retained earnings was not material upon adoption effective January 1, 2018.

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

Cash Flow Classification. In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the consolidated statements of cash flows. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated statement of cash flows. ASU 2016-15 is effective for the Company on January 1, 2018. The Company must apply the guidance retrospectively to all periods presented.

3. Investments

A summary of the carrying value of total investments is as follows:

(in millions)	December 31, 2017	December 31, 2016
Available-for-sale investments	$103	$80
Held-to-maturity investments	102	51
Trading investments:
Consolidated sponsored investment funds:
Debt securities	267	246
Equity securities	245	219
Other equity and debt securities	267	101
Deferred compensation plan mutual funds	56	59
Total trading investments	835	625
Other investments:
Equity method investments(1)	816	730
Cost method investments(2)	93	91
Carried interest(3)	32	18
Total other investments	941	839
Total investments	$1,981	$1,595

(1)  Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.

(2)  Amounts include nonmarketable securities, primarily Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. At December 31, 2017 and 2016, there were no indicators of impairment on these investments.

(3)  Carried interest of consolidated sponsor investment funds accounted for as voting rights entities (“VREs”) represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

Available-for-Sale Investments

At both December 31, 2017 and 2016, available-for-sale investments primarily included certain investments in BlackRock sponsored CLOs and seed investments in BlackRock sponsored mutual funds. The cost of these investments approximated carrying value.

A summary of sale activity of available-for-sale securities during 2017, 2016 and 2015 is shown below.

	Year ended December 31,
(in millions)	2017	2016	2015
Sales proceeds	$—	$40	$36
Net realized gain (loss):
Gross realized gains	$—	$2	$3
Gross realized losses	—	(1)	(1)
Net realized gain (loss)	$—	$1	$2

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $102 million and $51 million at December 31, 2017 and 2016, respectively. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes and certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value. At December 31, 2017, $11 million of these investments mature between five years to ten years and $91 million mature after ten years.

Trading Investments

A summary of the cost and carrying value of trading investments is as follows:

	December 31, 2017		December 31, 2016
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$34	$56	$41	$59
Equity securities/multi-asset mutual funds	446	493	290	308
Debt securities/fixed income mutual funds:
Corporate debt	152	157	128	128
Government debt	72	73	60	60
Asset/mortgage backed debt	56	56	70	70
Total trading investments	$760	$835	$589	$625

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

(in millions)	December 31, 2017	December 31, 2016
Cash and cash equivalents	$63	$53
Investments	512	465
Other assets	13	15
Other liabilities	(37)	(50)
Noncontrolling interests	(91)	(39)
BlackRock’s net interests in consolidated VREs	$460	$444

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

Consolidated VIE assets and liabilities are presented after intercompany eliminations at December 31, 2017 and 2016 in the following table:

(in millions)	December 31, 2017	December 31, 2016
Assets of consolidated VIEs:
Cash and cash equivalents	$144	$84
Investments:
Trading investments	915	552
Other investments	578	456
Other assets	66	63
Total investments and other assets	1,559	1,071
Liabilities of consolidated VIEs	(369)	(216)
Noncontrolling interests	(375)	(207)
BlackRock's net interests in consolidated VIEs	$959	$732

Net gain (loss) related to consolidated VIEs is presented in the following table:

(in millions)	2017	2016	2015

Nonoperating net gain (loss) on consolidated VIEs	$118	$16	$58

Net gain (loss) attributable to NCI on consolidated VIEs	$33	$(2)	$6

Non-Consolidated VIEs. At December 31, 2017 and 2016, the Company’s carrying value of assets and liabilities included on the consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions) At December 31, 2017	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$263	$15	$(7)	$295
At December 31, 2016
Sponsored investment products	$171	$9	$(8)	$197

(1)	At December 31, 2017 and 2016, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and collecting advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $5 billion and $4 billion at December 31, 2017 and 2016, respectively.

6. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2017 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	December 31, 2017
Assets:
Investments
Available-for-sale	$7	$96	$—	$—	$—	$103
Held-to-maturity debt securities	—	—	—	—	102	102
Trading:
Deferred compensation plan mutual funds	56	—	—	—	—	56
Equity securities / Multi-asset mutual funds	493	—	—	—	—	493
Debt securities / fixed income mutual funds	2	284	—	—	—	286
Total trading	551	284	—	—	—	835
Other investments:
Equity method:
Equity and fixed income mutual funds	183	—	—	12	—	195
Other	—	—	—	609	12	621
Total equity method	183	—	—	621	12	816
Cost method investments	—	—	—	—	93	93
Carried interest	—	—	—	—	32	32
Total investments	741	380	—	621	239	1,981
Separate account assets	114,422	34,582	—	—	933	149,937
Separate account collateral held under securities lending agreements:
Equity securities	18,778	—	—	—	—	18,778
Debt securities	—	5,412	—	—	—	5,412
Total separate account collateral held under securities lending agreements	18,778	5,412	—	—	—	24,190
Investments of consolidated VIEs:
Trading:
Equity securities	440	—	—	—	—	440
Debt securities	—	475	—	—	—	475
Other investments:
Private / public equity(3)	6	2	116	59	76	259
Other	—	—	—	53	—	53
Carried interest	—	—	—	—	266	266
Total investments of consolidated VIEs	446	477	116	112	342	1,493
Total	$134,387	$40,851	$116	$733	$1,514	$177,601
Liabilities:
Separate account collateral liabilities under securities lending agreements	$18,778	$5,412	$—	$—	$—	$24,190
Other liabilities(4)	—	7	236	—	—	243
Total	$18,778	$5,419	$236	$—	$—	$24,433

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(3)	Level 3 amounts primarily include direct investments in private equity companies held by private equity funds.
(4)	Amounts primarily include contingent liabilities related to certain acquisitions (see Note 13, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2016 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	December 31, 2016
Assets:
Investments
Available-for-sale	$7	$49	$24	$—	$—	$80
Held-to-maturity debt securities	—	—	—	—	51	51
Trading:
Deferred compensation plan mutual funds	59	—	—	—	—	59
Equity securities / Multi-asset mutual funds	308	—	—	—	—	308
Debt securities / fixed income mutual funds	1	250	7	—	—	258
Total trading	368	250	7	—	—	625
Other investments:
Equity method:
Equity and fixed income mutual funds	323	—	—	5	—	328
Other	—	—	—	394	8	402
Total equity method	323	—	—	399	8	730
Cost method investments	—	—	—	—	91	91
Carried interest	—	—	—	—	18	18
Total investments	698	299	31	399	168	1,595
Separate account assets	109,663	38,542	—	—	884	149,089
Separate account collateral held under securities lending agreements:
Equity securities	22,173	—	—	—	—	22,173
Debt securities	—	5,619	—	—	—	5,619
Total separate account collateral held under securities lending agreements	22,173	5,619	—	—	—	27,792
Investments of consolidated VIEs:
Trading:
Equity securities	278	—	—	—	—	278
Debt securities	—	274	—	—	—	274
Other investments:
Private / public equity(3)	3	2	112	89	79	285
Other	—	—	—	63	—	63
Carried interest	—	—	—	—	108	108
Total investments of consolidated VIEs	281	276	112	152	187	1,008
Total	$132,815	$44,736	$143	$551	$1,239	$179,484
Liabilities:
Separate account collateral liabilities under securities lending agreements	$22,173	$5,619	$—	$—	$—	$27,792
Other liabilities(4)	—	7	115	—	—	122
Total	$22,173	$5,626	$115	$—	$—	$27,914
(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(3)	Level 3 amounts include direct investments in private equity companies held by private equity funds.
(4)	Amounts primarily include contingent liabilities related to certain acquisitions (see Note 13, Commitments and Contingencies, for more information).

Level 3 Assets. Level 3 investments of consolidated VIEs of $116 million and $112 million at December 31, 2017 and 2016, respectively, related to direct investments in private equity companies held by consolidated private equity funds.

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

Level 3 assets may include investments in CLOs valued based on single-broker nonbinding quotes, and direct private equity investments valued using the market approach or the income approach as described above.

Level 3 Liabilities. Level 3 other liabilities primarily include recorded contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2017

(in millions)	December 31, 2016	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3(2)	December 31, 2017	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Available-for-sale securities(4)	$24	$—	$23	$—	$—	$—	$(47)	$—
Trading	7	—	7	—	—	—	(14)	—
Total investments	31	—	30	—	—	—	(61)	—
Assets of consolidated VIEs - Private equity	112	4	—	—	—	—	—	116	$4
Total Level 3 assets	$143	$4	$30	$—	$—	$—	$(61)	$116
Liabilities:
Other liabilities(5)	$115	$(10)	$—	$—	$111	$—	$—	236	$(10)

(1)

Issuance and other settlements amount includes $120 million and $9 million of contingent liabilities in connection with the acquisition of the equity infrastructure franchise of First Reserve in June 2017 (“First Reserve Transaction”) and the acquisition of Cachematrix in July 2017 (“Cachematrix Transaction”), respectively, offset by contingent liability payments in connection with certain prior acquisitions.

(2)	Amounts include transfers out of Level 3 due to availability of observable market inputs from pricing vendors.

(3)     Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

(4)	Amounts include investments in CLOs.
(5)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2016

(in millions)	December 31, 2015	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3(2)	December 31, 2016	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Available-for-sale securities(4)	$23	$—	$47	$—	$—	$—	$(46)	$24
Trading	2	—	8	—	—	—	(3)	7
Total investments	25	—	55	—	—	—	(49)	31
Assets of consolidated VIEs - Private equity	196	3	6	(15)	—	—	(78)	112	$3
Total Level 3 assets	$221	$3	$61	$(15)	$—	$—	$(127)	$143
Liabilities:
Other liabilities(5)	$48	$3	$—	$—	$70	$—	$—	115	$3

(1)	Issuances and other settlements amount includes a contingent liability related to the BofA® Global Capital Management transaction in April 2016.
(2)	Amounts include transfers out of Level 3 due to availability of observable market inputs from pricing vendors.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Amounts include investments in CLOs.
(5)	Other liabilities amount includes contingent liabilities and payments of contingent liabilities in connection with certain acquisitions.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At December 31, 2017 and 2016, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below.

	December 31, 2017		December 31, 2016
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$6,894	$6,894	$6,091	$6,091	Level 1	(1) (2)
Accounts receivable	2,699	2,699	2,115	2,115	Level 1	(3)
Cash and cash equivalents of consolidated VIEs	144	144	84	84	Level 1	(1) (2)
Other assets	70	70	25	25	Level 1	(1) (4)

Financial Liabilities:
Accounts payable and accrued liabilities	1,161	1,161	880	880	Level 1	(3)
Long-term borrowings	5,014	5,225	4,915	5,165	Level 2	(5)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(2)

At December 31, 2017 and 2016, approximately $163 million and $132 million of money market funds were recorded within cash and cash equivalents on the consolidated statements of financial condition. In addition, at December 31, 2017 and 2016, approximately $14 million and $13 million, respectively, of money market funds were recorded within cash and cash equivalents of consolidated VIEs. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(3)	The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.
(4)	Other assets primarily include restricted cash.
(5)

Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of December 2017 and 2016, respectively. See Note 12, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

December 31, 2017

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$230	$48	Daily/Monthly (21%) Quarterly (49%) N/R (30%)	1 – 90 days
Private equity funds	(b)	94	86	N/R	N/R
Real assets funds	(c)	282	69	Quarterly (83%) N/R (17%)	60 days
Other		15	14	Daily (80%) N/R (20%)	5 days
Consolidated VIEs:
Private equity funds of funds	(d)	59	20	N/R	N/R
Hedge fund	(a)	19	—	Quarterly	90 days
Real assets funds	(c)	34	49	NR	NR
Total		$733	$286

December 31, 2016

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$237	$14	Daily/Monthly (21%) Quarterly (51%) N/R (28%)	1 – 90 days
Private equity funds	(b)	90	62	N/R	N/R
Real assets funds	(c)	60	35	Quarterly (41%) N/R (59%)	60 days
Other		12	9	Daily/Monthly (42%) N/R (58%)	3-5 days
Consolidated VIEs:
Private equity funds of funds	(d)	89	16	N/R	N/R
Hedge fund	(a)	36	—	Quarterly	90 days
Real assets funds	(c)	27	21	NR	NR
Total		$551	$157

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of seven years at December 31, 2017 and approximately one year at December 31, 2016.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately six years and five years at December 31, 2017 and 2016, respectively.

(c)    This category includes several real assets funds that invest directly in real estate, real estate related assets and infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions as a result of the liquidation of the underlying assets of the funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately eight years and six years at December 31, 2017 and 2016, respectively. The total remaining unfunded commitments to other third-party funds were $117 million and $56 million at December 31, 2017 and December 31, 2016, respectively. The Company had contractual obligations to the consolidated funds of $98 million at December 31, 2017 and $56 million at December 31, 2016.

(d)    This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately five years at both December 31, 2017 and 2016. The total remaining unfunded commitments to other third-party funds were $20 million and $16 million at December 31, 2017 and 2016, respectively. The Company had contractual obligations to the consolidated funds of $23 million and $24 million at December 31, 2017 and 2016, respectively.

7. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At December 31, 2017, the Company had outstanding total return swaps with an aggregate notional value of approximately $587 million. At December 31, 2016, the Company had outstanding total return swaps and interest rate swaps with aggregate notional values of approximately $572 million and $42 million, respectively.

Gains (losses) on total return swaps are recorded in nonoperating income (expense) and were $(118) million, $(31) million and $11 million for 2017, 2016 and 2015, respectively.

Gains (losses) on the interest rate swaps are recorded in nonoperating income (expense) and were not material for 2017, 2016 and 2015.

The Company has entered into a derivative, providing credit protection to a counterparty of approximately $17 million, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At December 31, 2017 and 2016, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $1.5 billion and $107 million, respectively. Gains (losses) on the forward foreign currency exchange contracts are recorded in other general and administration expense and were $63 million for 2017. Gains (losses) on the forward foreign currency exchange contracts were not material to the consolidated statements of income for 2016 and 2015.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for 2017, 2016 and 2015.

The fair value of the outstanding derivatives mentioned above were not material to the consolidated statements of financial condition at December 31, 2017 and 2016.

See Note 12, Borrowings, for more information on the Company’s net investment hedge.

8. Property and Equipment

Property and equipment consists of the following:

	Estimated useful	December 31,
(in millions)	life-in years	2017	2016
Property and equipment:
Land	N/A	$6	$6
Building	39	33	33
Building improvements	15	29	29
Leasehold improvements	1-15	504	476
Equipment and computer software	3	444	411
Other transportation equipment	10	134	135
Furniture and fixtures	7	67	65
Construction in progress	N/A	33	5
Total		1,250	1,160
Less: accumulated depreciation and amortization		658	601
Property and equipment, net		$592	$559

N/A	– Not Applicable

Qualifying software costs of approximately $60 million, $50 million and $48 million have been capitalized within equipment and computer software during 2017, 2016 and 2015, respectively, and are being amortized over an estimated useful life of three years.

Depreciation and amortization expense was $132 million, $124 million and $115 million for 2017, 2016 and 2015, respectively.

9. Goodwill

Goodwill activity during 2017 and 2016 was as follows:

(in millions)	2017	2016
Beginning of year balance	$13,118	$13,123
Acquisitions(1)	121	14
Goodwill adjustments related to Quellos(2)	(19)	(19)
End of year balance	$13,220	$13,118

(1)

In 2017, the $121 million increase includes $91 million of goodwill related to the First Reserve Transaction, which expanded the Company’s energy and power infrastructure platform and $30 million of goodwill related to the Cachematrix Transaction, which enhanced the Company’s technology and cash management capabilities. The total consideration paid for the First Reserve Transaction was approximately $193 million, including $120 million of contingent consideration at fair value at time of close. The total consideration paid for the Cachematrix Transaction was approximately $38 million, including $9 million of contingent consideration at fair value at time of close. In 2016, the $14 million increase represents goodwill from the BofA Global Capital Management transaction in April 2016 that transferred investment management responsibilities of approximately $80.6 billion of cash assets under management to the Company. Total consideration included $75 million of contingent consideration at fair value at time of close. BlackRock’s platform provides clients with broad access to high quality, global liquidity investment solutions.

(2)

The decrease in goodwill during both 2017 and 2016 resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $168 million and $200 million at December 31, 2017 and 2016, respectively.

BlackRock assessed its goodwill for impairment as of July 31, 2017, 2016 and 2015 and considered such factors as the book value and the market capitalization of the Company. The impairment assessment indicated no impairment charges were required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2017, the Company’s common stock closed at a market price of $513.71, which exceeded its book value of approximately $197.61 per share.

10. Intangible Assets

Intangible assets at December 31, 2017 and 2016 consisted of the following:

(in millions)	Remaining Weighted- Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2017
Indefinite-lived intangible assets:
Management contracts	N/A	$15,769	$—	$15,769
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,178	—	17,178
Finite-lived intangible assets:
Management contracts	5.3	379	212	167
Investor/customer relationships	11.2	45	2	43
Intellectual property	0.6	6	5	1
Total finite-lived intangible assets	6.5	430	219	211
Total intangible assets		$17,608	$219	$17,389
At December 31, 2016
Indefinite-lived intangible assets:
Management contracts	N/A	$15,769	$—	$15,769
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,178	—	17,178
Finite-lived intangible assets:
Management contracts	3.9	1,011	827	184
Intellectual property	1.6	6	5	1
Total finite-lived intangible assets	3.8	1,017	832	185
Total intangible assets		$18,195	$832	$17,363

N/A	— Not Applicable

The impairment tests performed for intangible assets as of July 31, 2017, 2016 and 2015 indicated no impairment charges were required.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year	Amount
2018	$45
2019	44
2020	29
2021	27
2022	18

In 2017, in connection with the First Reserve Transaction, the Company acquired $70 million of finite-lived management contracts with a weighted-average estimated life of approximately 7.6 years.  In addition, in 2017 in connection with the First Reserve and Cachematrix Transactions, the Company acquired $40 million and $5 million, respectively, of investor/customer relationships with a weighted-average estimated life of approximately 12 and 10 years, respectively.

In 2016, in connection with the BofA Global Capital Management transaction, the Company acquired $70 million of indefinite-lived management contracts and $20 million of finite-lived management contracts with a weighted-average estimated life of approximately 10 years.

11. Other Assets

The Company accounts for its interest in PennyMac as an equity method investment, which is included in other assets on the consolidated statements of financial condition. The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and non-public units) was approximately $342 million and $348 million, respectively, at December 31, 2017 and approximately $301 million and $259 million, respectively, at December 31, 2016. The fair value of the Company’s interest reflected the PennyMac stock price at December 31, 2017 and 2016, respectively (a Level 1 input). The fair value of the Company’s interest in the non-public units held of PennyMac is based on the stock price of the PennyMac public securities at December 31, 2017 and 2016.

12. Borrowings

Short-Term Borrowings

2017 Revolving Credit Facility.  The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2017 to extend the maturity date to April 2022 (the “2017 credit facility”). The 2017 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2017 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2017 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2017. The 2017 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At December 31, 2017, the Company had no amount outstanding under the 2017 credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2017 credit facility. At December 31, 2017, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices and foreign exchange rates at December 31, 2017 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
5.00% Notes due 2019	$1,000	$(1)	$999	$1,051
4.25% Notes due 2021	750	(3)	747	792
3.375% Notes due 2022	750	(4)	746	774
3.50% Notes due 2024	1,000	(6)	994	1,038
1.25% Notes due 2025	841	(6)	835	864
3.20% Notes due 2027	700	(7)	693	706
Total Long-term Borrowings	$5,041	$(27)	$5,014	$5,225

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

Upon conversion to U.S. dollars the Company designated the €700 million debt offering as a net investment hedge to offset its currency exposure relating to its net investment in certain euro functional currency operations. A loss of $64 million (net of a tax benefit of $38 million), a gain of $14 million (net of tax of $8 million), and a gain of $19 million (net of tax of $11 million) were recognized in other comprehensive income for 2017, 2016 and 2015, respectively. No hedge ineffectiveness was recognized during 2017, 2016, and 2015.

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

2022 Notes. In May 2012, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities, including $750 million of 1.375% notes, which were repaid in June 2015 at maturity, and $750 million of 3.375% notes maturing in June 2022 (the “2022 Notes”).   Net proceeds were used to fund the repurchase of BlackRock’s common stock and Series B Preferred from Barclays and affiliates and for general corporate purposes. Interest on the 2022 Notes of approximately $25 million per year is payable semi-annually on June 1 and December 1 of each year. The 2022 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The “make-whole” redemption price represents a price, subject to the specific terms of the 2022 Notes and related indenture, that is the greater of (a) par value and (b) the present value of future payments that will not be paid because of an early redemption, which is discounted at a fixed spread over a comparable Treasury security. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2022 Notes.

2021 Notes. In May 2011, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities, including $750 million of 4.25% notes maturing in May 2021 and $750 million of floating rate notes, which were repaid in May 2013 at maturity. Net proceeds of this offering were used to fund the repurchase of BlackRock’s Series B Preferred from affiliates of Merrill Lynch & Co., Inc. Interest on the 4.25% notes due in 2021 (“2021 Notes”) is payable semi-annually on May 24 and November 24 of each year, and is approximately $32 million per year. The 2021 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2021 Notes.

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

13. Commitments and Contingencies

Operating Lease Commitments

The Company leases its primary office spaces under agreements that expire through 2043. Future minimum commitments under these operating leases are as follows:

(in millions)
Year	Amount
2018	141
2019	132
2020	126
2021	118
2022	109
Thereafter	1,580
Total	$2,206

In May 2017, the Company entered into an agreement with 50 HYMC Owner LLC, for the lease of approximately 847,000 square feet of office space located at 50 Hudson Yards, New York, New York. The term of the lease is twenty years from the date that rental payments begin, expected to occur in May 2023, with the option to renew for a specified term. The lease requires annual base rental payments of approximately $51 million per year during the first five years of the lease term, increasing every five years to $58 million, $66 million and $74 million per year (or approximately $1.2 billion in base rent over its twenty-year term). This lease is classified as an operating lease and, as such, is not recorded as a liability on the consolidated statements of financial condition.

Rent expense and certain office equipment expense under lease agreements amounted to $132 million, $134 million and $136 million in 2017, 2016 and 2015, respectively.

Investment Commitments. At December 31, 2017, the Company had $298 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs.  These funds include private equity funds, real assets funds, and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments Related to Business Acquisitions.  In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at December 31, 2017 totaled $236 million, including $128 million related to the First Reserve Transaction, and is included in other liabilities on the consolidated statements of financial condition.

Other Contingent Payments. The Company acts as the portfolio manager in a series of derivative transactions and has a maximum potential exposure of $17 million between the Company and counterparty. See Note 7, Derivatives and Hedging, for further discussion.

Legal Proceedings. From time to time, BlackRock receives subpoenas or other requests for information from various U.S. federal, state governmental and regulatory authorities and international regulatory authorities in connection with industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such inquiries. The Company and certain of its subsidiaries have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, BlackRock-advised investment portfolios may be subject to lawsuits, any of which potentially could harm the investment returns of the applicable portfolio or result in the Company being liable to the portfolios for any resulting damages.

On May 27, 2014, certain investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the U.S. District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. The Consolidated Complaint, which purports to be brought derivatively on behalf of the Funds, alleges that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On February 24, 2015, the same plaintiffs filed another complaint in the same court against BlackRock Investment Management, LLC and BlackRock Advisors, LLC. Both complaints seek, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by defendants in the twelve month period preceding the start of each lawsuit, along with purported lost investment returns on those amounts, plus interest. The defendants believe the claims in both lawsuits are without merit and are vigorously defending the actions.  On September 25, 2017, the defendants filed a motion for summary judgment to dismiss the lawsuit, which is pending.

In November 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”), BlackRock US Core Property Fund, Inc. (formerly known as BlackRock Granite Property Fund, Inc.) (“Granite Fund”), and certain other Granite Fund related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June 16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which manages the Property, and certain other non-BlackRock related entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs alleged, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and sought monetary, including punitive, damages. Additionally, on March 16, 2016, three former tenants of the Library Gardens apartment unit who were not physically injured but experienced the balcony collapse sued the BlackRock Parties for emotional damages. In November 2017, the BlackRock Parties settled all of the lawsuits relating to Library Gardens.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory affiliates, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws, purportedly by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash."  Plaintiffs seek unspecified monetary damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, plaintiffs filed an amended complaint. The defendants filed a motion for judgment on the pleadings dismissing that complaint. On September 18, 2017, the court dismissed the lawsuit. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the U.S. District Court for the Northern District of California by a former employee on behalf of all BlackRock employee 401(k) Plan (the “Plan”) participants and beneficiaries in the Plan from April 5, 2011, to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated with investment options managed by BlackRock. While the complaint does not contain any specific amount in alleged damages, it claims that the purported underperformance and hidden fees cost Plan participants more than $60 million. On October 10, 2017, the plaintiffs filed an Amended Complaint, which, among other things, adds as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also includes a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the lending agent on terms that plaintiffs claim were excessive.  The defendants believe the claims in this lawsuit are without merit and is vigorously defending the action. BlackRock moved to dismiss the Amended Complaint on November 8, 2017.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At December 31, 2017, the Company indemnified certain clients for their securities lending loan balances of approximately $200 billion. The Company held as agent, cash and securities totaling $214 billion as collateral for indemnified securities on loan at December 31, 2017. The fair value of these indemnifications was not material at December 31, 2017.

14. Stock-Based Compensation

The components of stock-based compensation expense are as follows:

(in millions)	2017	2016	2015
Stock-based compensation:
Restricted stock and RSUs	$524	$493	$484
Long-term incentive plans to be funded by PNC	15	28	30
Stock options	3	—	—
Total stock-based compensation	$542	$521	$514

Stock Award and Incentive Plan. Pursuant to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and nonemployee directors. A maximum of 34,500,000 shares of common stock were authorized for issuance under the Award Plan. Of this amount, 2,438,646 shares remain available for future awards at December 31, 2017. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury to the extent available.

Restricted Stock and RSUs. Pursuant to the Award Plan, restricted stock grants and RSUs may be granted to certain employees. Substantially all restricted stock and RSUs vest over periods ranging from one to three years and are expensed using the straight-line method over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Restricted stock and RSUs are not considered participating securities for purposes of calculating EPS as the dividend equivalents are subject to forfeiture prior to vesting of the award.

Restricted stock and RSU activity for 2017 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2016	2,987,588	$318.04
Granted	1,104,210	$381.62
Converted	(1,424,649)	$321.12
Forfeited	(58,481)	$339.17
December 31, 2017(1)	2,608,668	$342.79

(1)	At December 31, 2017, approximately 2.3 million awards are expected to vest and 0.3 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of RSUs/restricted stock granted to employees during 2017, 2016 and 2015 was $421 million, $446 million and $473 million, respectively. The total grant-date fair market value of RSUs/restricted stock converted to common stock during 2017, 2016 and 2015 was $457 million, $413 million and $379 million, respectively.

RSUs/restricted stock granted in connection with annual incentive compensation under the Award Plan primarily related to the following:

	2017	2016	2015
Awards granted that vest ratably over three years from the date of grant	699,991	1,030,964	952,329
Awards granted that cliff vest 100% on:
January 31, 2018	—	—	303,999
January 31, 2019	—	303,587	—
January 31, 2020	277,313	—	—
	977,304	1,334,551	1,256,328

In addition the Company also granted RSUs of 126,906, 146,574 and 120,935 during 2017, 2016 and 2015, respectively, with varying vesting periods up to three years.

At December 31, 2017, the intrinsic value of outstanding RSUs was $1.3 billion, reflecting a closing stock price of $513.71 at December 31, 2017.

At December 31, 2017, there was $272 million in total unrecognized stock-based compensation expense related to unvested RSUs. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of less than one year.

In January 2018, the Company granted under the Award Plan

•	527,337 RSUs or shares of restricted stock to employees as part of annual incentive compensation that vest ratably over three years from the date of grant; and
•	209,201 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2021.

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

In the first quarter of 2017, 2016 and 2015, the Company granted 294,584, 375,242, and 262,847, respectively, performance-based RSUs to certain employees that cliff vest 100% on January 31, 2020, 2019, and 2018 respectively. These awards are amortized over a service period of three years.  The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

Performance-based RSU activity for 2017 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2016	610,371	$315.65
Granted	294,584	$375.27
Forfeited	(1,430)	$296.12
December 31, 2017	903,525	$335.12

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during 2017 was $111 million.

At December 31, 2017, the intrinsic value of outstanding performance-based RSUs was $464 million reflecting a closing stock price of $513.71.

At December 31, 2017, total unrecognized stock-based compensation expense related to unvested performance-based awards was $117 million.  The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.2 years.

In January 2018, the Company granted 199,068 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2021. These awards are amortized over a service period of three years.  The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

Market Performance-based RSUs. Pursuant to the Award Plan, market performance-based RSUs may be granted to certain employees. The market performance-based RSUs require that separate 15%, 25% and 35% share price appreciation targets be achieved during the six-year term of the awards. The awards are split into three tranches and each tranche may vest if the specified target increase in share price is met. Eligible vesting dates for each tranche are January 31 (or, if such date is not a business day, the next following business day) of the year in which the fourth, fifth or sixth anniversaries of the grant-date occurs. Certain awards are forfeited if the employee leaves BlackRock before the vesting date. These awards are amortized over a service period of four years, which is the longer of the explicit service period or the period in which the market target is expected to be met. Market performance-based RSUs are not considered participating securities as the dividend equivalents are subject to forfeiture prior to vesting of the award. During 2017 and 2016 there were no market performance-based awards granted.

Market performance-based RSU activity for 2017 is summarized below.

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2016	803,474	$151.20
Converted	(517,138)	$126.76
December 31, 2017(1)	286,336	$195.33

(1)	At December 31, 2017, approximately 0.3 million awards are expected to vest on January 31, 2018.

At December 31, 2017, the intrinsic value of outstanding market performance-based awards was $147 million reflecting a closing stock price of $513.71.

At December 31, 2017, total unrecognized stock-based compensation expense related to unvested market performance-based awards was $1 million. The unrecognized compensation cost will be recognized in 2018.

Long-Term Incentive Plans Funded by PNC. Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”), including performance-based and market performance-based RSUs. The current share surrender agreement commits PNC to provide BlackRock Series C nonvoting participating preferred stock to fund the remaining committed shares. As of December 31, 2017, 3.8 million shares had been surrendered by PNC, including 517,138 shares which were surrendered by PNC in the first quarter of 2017.

At December 31, 2017, the remaining shares committed by PNC of 0.2 million were available to fund certain future long-term incentive awards.

103,064 shares were surrendered by PNC in the first quarter of 2018.

Performance-based Stock Options. Pursuant to the Award Plan, performance-based stock options may be granted to certain employees.  Vesting of the performance-based stock options is contingent upon the achievement of obtaining 125% of BlackRock’s grant-date stock price within five years from the grant date and  the attainment of Company performance measures during the four-year performance period. If both hurdles are achieved, the award will vest in three equal installments at the end of years five, six and seven. Vested options can then be exercised up to nine years following the grant date.  The awards are generally forfeited if the employee leaves the Company before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period. The Company assumes the performance condition will be achieved. If such condition is not met, no compensation cost is recognized and any recognized compensation cost is reversed.  Stock option activity for 2017 is summarized below.

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2016	—	$—
Granted	2,147,562	$513.50
December 31, 2017	2,147,562	$513.50

The options have a strike price of $513.50, which was the closing price of the shares on the grant date. The grant-date fair value of the awards issued in 2017 was $208 million and was estimated using a Monte Carlo simulation with an embedded lattice model using the assumptions included in the following table:

Grant Year	Expected Term (Years)	Expected Stock Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2017	6.56	22.23%	2.16%	2.33%

The expected term was derived using a Monte Carlo simulation with the embedded lattice model and represents the period of time that options granted are expected to be outstanding. The expected stock volatility was based upon an average of historical stock price fluctuations of BlackRock’s common stock and an implied volatility at the grant date. The dividend yield was calculated as the most recent quarterly dividend divided by the average three-month stock price as of the grant date. The risk free interest rate is based on the U.S. Treasury Constant Maturities yield curve at date of grant.

At December 31, 2017, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $205 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 5.9 years.

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

The rabbi trust established for the VDCP, with assets totaling $56 million and $59 million at December 31, 2017 and 2016, respectively, is reflected in investments on the consolidated statements of financial condition. Such investments are classified as trading investments. The liability balance of $85 million and $83 million at December 31, 2017 and 2016, respectively, is reflected on the consolidated statements of financial condition as accrued compensation and benefits. Earnings in the rabbi trust, including unrealized appreciation or depreciation, are reflected as nonoperating income (expense) and changes in the liability are reflected as employee compensation and benefits expense on the consolidated statements of income.

Other Deferred Compensation Plans. The Company has additional compensation plans for the purpose of providing deferred compensation and retention incentives to certain employees. For these plans, the final value of the deferred amount to be distributed in cash upon vesting is associated with investment returns of certain investment funds. The liabilities for these plans were $262 million and $223 million at December 31, 2017 and 2016, respectively, and are reflected in the consolidated statements of financial condition as accrued compensation and benefits. In January 2018, the Company granted approximately $143 million of additional deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant.

Defined Contribution Plans

The Company has several defined contribution plans primarily in the United States and United Kingdom.

Certain of the Company’s U.S. employees participate in a defined contribution plan (“U.S. Plan”). Employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to Internal Revenue Code limitations, are matched by the Company at 50% up to a maximum of $5,000 annually. In addition, the Company makes an annual retirement contribution to eligible participants equal to 3-5% of eligible compensation. In 2017, 2016 and 2015, the Company’s contribution expense related to the U.S. Plan was $78 million, $75 million and $72 million, respectively.

Certain U.K. wholly owned subsidiaries of the Company contribute to a defined contribution plan for their employees.  The contributions range between 6% and 15% of each employee’s eligible compensation. The Company’s contribution expense related to this plan was $29 million in 2017, $30 million in 2016, and $33 million in 2015.

In addition, the contribution expense related to defined contribution plans in other regions was $21 million in 2017, $20 million in 2016 and $18 million in 2015.

Defined Benefit Plans. The Company has several defined benefit pension plans primarily in Japan and Germany. All accrued benefits under the Germany defined benefit plan are currently frozen and the plan is closed to new participants. The participant benefits under the Germany plan will not change with salary increases or additional years of service. At December 31, 2017 and 2016, the plan assets for both these plans were approximately $26 million and $23 million, respectively. The underfunded obligations at December 31, 2017 and 2016 were not material. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

16. Related Party Transactions

Determination of Related Parties

PNC. The Company considers PNC, along with its affiliates, to be related parties based on the level of its ownership of BlackRock capital stock. At December 31, 2017, PNC owned approximately 21.2% of the Company’s voting common stock and held approximately 21.7% of the total capital stock. Revenue for services provided by the Company to PNC was not material for 2017, 2016 and 2015.

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

Revenue from Related Parties

Revenue for services provided by the Company to these and other related parties are as follows:

(in millions)	2017	2016	2015
Investment advisory, administration fees and securities lending revenue(1)	$7,740	$6,836	$6,875
Investment advisory performance fees	143	125	129
Technology and risk management revenue(2)	7	7	7
Advisory and other revenue(3)	58	90	73
Total revenue from related parties	$7,948	$7,058	$7,084

(1)	Amount primarily includes revenue from registered investment companies/and equity method investees.
(2)	Amount primarily includes revenue from PNC and affiliates.
(3)	Amount primarily includes revenue from equity method investees.

The Company provides investment advisory and administration services to its open- and closed-end funds and other commingled or pooled funds and separate accounts in which related parties invest. In addition, the Company provides investment advisory and administration services to PNC and its affiliates for fees based on AUM. Further, the Company provides risk management services to PNC.

 Expenses for Transactions with Related Parties

Expenses for transactions with related parties are as follows:

(in millions)	2017	2016	2015
General and administration expense:
Registered investment companies	$60	$61	$60
Other	9	4	18
Total general and administration expense	$69	$65	$78

Certain Agreements and Arrangements with PNC

PNC. On February 27, 2009, BlackRock entered into an amended and restated implementation and stockholder agreement with PNC, and a fourth amendment to the share surrender agreement with PNC.

Receivables and Payables with Related Parties. Due from related parties, which is included within other assets on the consolidated statements of financial condition was $91 million and $100 million at December 31, 2017 and 2016, respectively, and primarily represented receivables from certain investment products managed by BlackRock. Accounts receivable at December 31, 2017 and 2016 included $850 million and $688 million, respectively, related to receivables from BlackRock mutual funds, including iShares ETFs, for investment advisory and administration services.

Due to related parties, which is included within other liabilities on the consolidated statements of financial condition, was $28 million and $19 million at December 31, 2017 and 2016, respectively, and primarily represented payables to certain investment products managed by BlackRock.

17. Net Capital Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions, which is partially maintained by retaining cash and cash equivalent investments in those subsidiaries or jurisdictions. As a result, such subsidiaries of the Company may be restricted in their ability to transfer cash between different jurisdictions and to their parents. Additionally, transfers of cash between international jurisdictions may have adverse tax consequences that could discourage such transfers.

Banking Regulatory Requirements. BlackRock Institutional Trust Company, N.A. (“BTC”), a wholly owned subsidiary of the Company is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, BTC must meet specific capital guidelines that invoke quantitative measures of BTC’s assets, liabilities, and certain off-balance sheet items as calculated under the regulatory accounting practices. BTC’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulators to ensure capital adequacy require BTC to maintain a minimum Common Equity Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2017 and 2016, it exceeded the applicable capital adequacy requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital (to risk weighted assets)	$1,124	111.7%	$81	8.0%	$101	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$1,124	111.7%	$45	4.5%	$65	6.5%
Tier 1 capital (to risk weighted assets)	$1,124	111.7%	$60	6.0%	$81	8.0%
Tier 1 capital (to average assets)	$1,124	70.5%	$64	4.0%	$80	5.0%
December 31, 2016
Total capital (to risk weighted assets)	$1,211	92.5%	$105	8.0%	$131	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$1,211	92.5%	$59	4.5%	$85	6.5%
Tier 1 capital (to risk weighted assets)	$1,211	92.5%	$79	6.0%	$105	8.0%
Tier 1 capital (to average assets)	$1,211	65.3%	$74	4.0%	$93	5.0%

Broker-dealers. BlackRock Investments, LLC and BlackRock Execution Services are registered broker-dealers and wholly owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements. At December 31, 2017 and 2016, the Company was required to maintain approximately $1.8 billion and $1.4 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

18. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) (“AOCI”) by component for 2017, 2016 and 2015:

(in millions)	Foreign currency translation adjustments(1)	Other(2)	Total
December 31, 2014	$(279)	$6	$(273)
Net other comprehensive income (loss) for 2015	(173)	(2)	(175)
December 31, 2015	$(452)	$4	$(448)
Net other comprehensive income (loss) for 2016	(269)	1	(268)
December 31, 2016	$(721)	$5	$(716)
Net other comprehensive income (loss) for 2017	285	(1)	284
December 31, 2017	$(436)	$4	$(432)

(1)

Amount for 2017 includes a loss from a net investment hedge of $64 million (net of a tax benefit of $38 million). Amount for 2016 and 2015 include a gain from a net investment hedge of $14 million (net of tax of $8 million) and $19 million (net of tax of $11 million), respectively.

(2)	Other includes amounts related to benefit plans and available-for-sale investments and are presented net of tax. Amounts reclassified to AOCI were not material for 2017, 2016, and 2015.

19. Capital Stock

The Company’s authorized common stock and nonvoting participating preferred stock, $0.01 par value, (“Preferred”) consisted of the following:

	December 31, 2017	December 31, 2016
Common Stock	500,000,000	500,000,000
Nonvoting Participating Preferred Stock
Series A Preferred	20,000,000	20,000,000
Series B Preferred	150,000,000	150,000,000
Series C Preferred	6,000,000	6,000,000
Series D Preferred	20,000,000	20,000,000

PNC Capital Contribution.  During 2017 and 2016, PNC surrendered to BlackRock 517,138 and 548,227 shares, respectively, of BlackRock Series C Preferred to fund certain LTIP awards.

Cash Dividends for Common and Preferred Shares / RSUs. During 2017, 2016 and 2015, the Company paid cash dividends of $10.00 per share (or $1,662 million), $9.16 per share (or $1,545 million) and $8.72 per share (or $1,476 million), respectively.

Share Repurchases. The Company repurchased 2.6 million common shares in open market-transactions under its share repurchase program for $1.1 billion during 2017. At December 31, 2017, there were 6.4 million shares still authorized to be repurchased.

The Company’s common and preferred shares issued and outstanding and related activity consist of the following:

	Shares Issued				Shares Outstanding
	Common Shares	Treasury Common Shares	Series B Preferred	Series C Preferred	Common Shares	Series B Preferred	Series C Preferred
December 31, 2014	171,252,185	(6,465,397)	823,188	1,311,887	164,786,788	823,188	1,311,887
Shares repurchased	—	(3,080,689)	—	—	(3,080,689)	—	—
Net issuance of common shares related to employee stock transactions	—	1,754,965	—	—	1,754,965	—	—
December 31, 2015	171,252,185	(7,791,121)	823,188	1,311,887	163,461,064	823,188	1,311,887
Shares repurchased	—	(3,264,935)	—	—	(3,264,935)	—	—
Net issuance of common shares related to employee stock transactions	—	1,338,314	—	—	1,338,314	—	—
PNC LTIP capital contribution	—	—	—	(548,227)	—	—	(548,227)
December 31, 2016	171,252,185	(9,717,742)	823,188	763,660	161,534,443	823,188	763,660
Shares repurchased	—	(2,647,670)	—	—	(2,647,670)	—	—
Net issuance of common shares related to employee stock transactions	—	1,090,342	—	—	1,090,342	—	—
PNC LTIP capital contribution	—	—	—	(517,138)	—	—	(517,138)
December 31, 2017	171,252,185	(11,275,070)	823,188	246,522	159,977,115	823,188	246,522

20. Restructuring Charge

A restructuring charge of $76 million ($53 million after-tax), comprised of $44 million of severance and $32 million of expense related to the accelerated amortization of previously granted deferred cash and equity compensation awards, was recorded in the first quarter of 2016 in connection with a project to streamline and simplify the organization.

The following table presents a rollforward of the Company’s restructuring liability for 2016 and 2017:

(in millions)
Liability as of December 31, 2015	$—
Additions	76
Cash payments	(44)
Accelerated amortization expense of equity-based awards	(28)
Liability as of December 31, 2016	$4
Cash payments	(4)
Liability as of December 31, 2017	$—

21. Income Taxes

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) requiring companies to pay a one-time tax on certain unrepatriated earnings of foreign subsidiaries, (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (4) creating new taxes on certain earnings of controlled foreign corporations, and (5) creating a new limitation on deductible net interest expense.

For 2017, the Company recorded a net tax benefit of $1,175 million, based on a reasonable estimate, related to the impact of the 2017 Tax Act. The tax benefit primarily consists of a $1,652 million tax benefit related to the revaluation of deferred tax assets and liabilities and $477 million tax expense related to the mandatory deemed repatriation tax. As of December 31, 2017, the Company has not completed the accounting for the income tax effects of certain elements of the 2017 Tax Act; however, as described below, reasonable estimates of the effects were determined, and therefore, have been recorded as provisional adjustments as follows:

Reduction of U.S. federal corporate tax rate: The 2017 Tax Act reduces the U.S. corporate tax rate to 21 percent. As a result of revaluing deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, the Company recorded a $1,652 million tax benefit for the reduction in the net deferred tax liabilities for 2017.

Mandatory deemed repatriation tax: The mandatory deemed repatriation tax is a tax on previously untaxed accumulated and current earnings and profits of foreign subsidiaries. Based on a reasonable estimate, the Company recorded a tax expense of $477 million related to the mandatory deemed repatriation tax, which is payable over eight years.

Global intangible low taxed income (“GILTI”): The 2017 Tax Act creates a new requirement that the income (i.e., GILTI) earned by foreign subsidiaries must be included in the taxable income of the entity’s U.S. shareholder. The Company has not yet adopted an accounting policy for GILTI, as it is still not clear whether to 1) treat the taxes (if any) resulting from the GILTI inclusion as a current-period expense when incurred or 2) factoring such amounts into the Company’s measurement of its deferred taxes is the appropriate accounting.

While the Company was able to make a reasonable estimate of the impact related the 2017 Tax Act, the provisional amounts may require further adjustments as additional guidance from the U.S. Department of the Treasury is provided, as changes in the Company’s assumptions occur, and as further information and interpretations become available.

The components of income tax expense for 2017, 2016 and 2015, are as follows:

(in millions)	2017	2016	2015
Current income tax expense:
Federal	$1,166	$858	$937
State and local	36	61	74
Foreign	289	385	395
Total net current income tax expense	1,491	1,304	1,406
Deferred income tax expense (benefit):
Federal	(1,382)	31	(13)
State and local	81	14	(19)
Foreign	80	(59)	(124)
Total net deferred income tax expense (benefit)	(1,221)	(14)	(156)
Total income tax expense	$270	$1,290	$1,250

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to noncontrolling interests:

(in millions)	2017	2016	2015
Domestic	$3,298	$2,837	$2,840
Foreign	1,942	1,625	1,755
Total	$5,240	$4,462	$4,595

The foreign income before taxes includes countries that have statutory tax rates that are lower than the U.S. federal statutory tax rate of 35%, such as the United Kingdom, Channel Islands, Ireland and Netherlands.

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 35% is as follows:

(in millions)	2017	%	2016	%	2015	%
Statutory income tax expense	$1,834	35%	$1,562	35%	$1,608	35%
Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	60	1	69	2	42	1
Impact of federal, foreign, state, and local tax rate changes on deferred taxes	(1,637)	(31)	(33)	(1)	(45)	(1)
Mandatory deemed repatriation tax	477	9
Stock-based compensation awards	(159)	(3)
Effect of foreign tax rates	(337)	(6)	(329)	(7)	(385)	(8)
Other	32	—	21	—	30	—
Income tax expense	$270	5%	$1,290	29%	$1,250	27%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	December 31,
(in millions)	2017	2016
Deferred income tax assets:
Compensation and benefits	$187	$399
Unrealized investment losses	28	42
Loss carryforwards	84	85
Foreign tax credit carryforwards	—	118
Other	116	216
Gross deferred tax assets	415	860
Less: deferred tax valuation allowances	(22)	(22)
Deferred tax assets net of valuation allowances	393	838
Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	3,810	5,568
Acquired finite-lived intangibles	40	36
Other	62	54
Gross deferred tax liabilities	3,912	5,658
Net deferred tax (liabilities)	$(3,519)	$(4,820)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2017, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $19 million and $3,538 million, respectively. At December 31, 2016, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $20 million and $4,840 million, respectively.

The 2017 Tax Act resulted in a $106 million tax expense related to the revaluation of certain deferred income tax assets and $1,758 million noncash tax benefit related to the revaluation of certain deferred income tax liabilities. In addition, mandatory deemed repatriation of undistributed foreign earnings and profits with respect to the 2017 Tax Act resulted in a $477 million tax expense.

Income tax expense for 2017 included a $16 million noncash tax expense related to the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes and a $173 million discrete tax benefit, primarily related to stock-based compensation awards.

During 2016, tax legislation enacted in the United Kingdom and domestic state and local tax changes resulted in a $30 million net noncash benefit related to the revaluation of certain deferred income tax liabilities.

 At December 31, 2017 and 2016, the Company had available state net operating loss carryforwards of $1.7 billion and $1.6 billion, respectively, which will begin to expire in 2019. At both December 31, 2017 and 2016, the Company had foreign net operating loss carryforwards of $90 million of which $3 million will begin to expire in 2021.

At both December 31, 2017 and 2016, the Company had $22 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. See Note 9, Goodwill, for further discussion.

Current income taxes are recorded net on the consolidated statements of financial condition when related to the same tax jurisdiction. At December 31, 2017, the Company had current income taxes receivable and payable of $142 million and $256 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. At December 31, 2016, the Company had current income taxes receivable and payable of $247 million and $75 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

As a result of the 2017 Tax Act and the one-time mandatory deemed repatriation tax, previously undistributed foreign earnings for which no U.S. deferred tax liability had been recognized have now been subject to U.S. income tax. No additional income or withholding taxes were provided for with respect to the financial statement basis in excess of tax basis of its foreign subsidiaries as these amounts remain indefinitely reinvested in foreign operations. The Company will continue to evaluate its indefinite reinvestment assertion based on additional guidance from the U.S. Department of the Treasury and as further information and interpretations become available.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits:

(in millions)	2017	2016	2015
Balance at January 1	$410	$466	$379
Additions for tax positions of prior years	161	3	39
Reductions for tax positions of prior years	(3)	(78)	(25)
Additions based on tax positions related to current year	67	37	75
Lapse of statute of limitations	(6)	—	(2)
Settlements	—	(18)	—
Balance at December 31	$629	$410	$466

Included in the balance of unrecognized tax benefits at December 31, 2017, 2016 and 2015, respectively, are $316 million, $284 million and $320 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $17 million during 2017 and in total, as of December 31, 2017, had recognized a liability for interest and penalties of $76 million. The Company accrued interest and penalties of $3 million during 2016 and in total, as of December 31, 2016, had recognized a liability for interest and penalties of $59 million. The Company accrued interest and penalties of $12 million during 2015 and in total, as of December 31, 2015, had recognized a liability for interest and penalties of $56 million.

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

Upon conclusion of its examination, Her Majesty’s Revenue and Customs’ (‘HMRC’) issued a closure notice during 2017 for various U.K. BlackRock subsidiaries for tax years 2009 and years after. The Company made a decision to pursue litigation for the tax matters included on such notice. BlackRock does not expect the ultimate resolution to result in a material impact to the consolidated financial statements.

From time to time, BlackRock may receive or be subject to tax authorities’ assessments and challenges related to income taxes.  BlackRock does not currently expect the ultimate resolution of any existing matters to be material to the consolidated financial statements.

At December 31, 2017, it is reasonably possible the total amounts of unrecognized tax benefits will change within the next twelve months due to completion of tax authorities’ exams or the expiration of statues of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $10 million to $40 million within the next twelve months.

22. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for 2017, 2016 and 2015 under the treasury stock method:

(in millions, except shares and per share data)	2017	2016	2015
Net income attributable to BlackRock	$4,970	$3,172	$3,345
Basic weighted-average shares outstanding	162,160,601	164,425,858	166,390,009
Dilutive effect of nonparticipating RSUs and stock options	2,254,434	2,153,894	2,648,562
Total diluted weighted-average shares outstanding	164,415,035	166,579,752	169,038,571
Basic earnings per share	$30.65	$19.29	$20.10
Diluted earnings per share	$30.23	$19.04	$19.79

Anti-dilutive RSUs and stock options for 2017 and 2016 were immaterial. There were no anti-dilutive RSUs and stock options for 2015.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment as defined in ASC 280-10.

The following table illustrates investment advisory, administration fees, securities lending revenue and performance fees by product type, technology and risk management revenue, distribution fees, and advisory and other revenue for 2017, 2016 and 2015.

(in millions)	2017	2016	2015
Equity	$5,722	$5,018	$5,345
Fixed income	2,921	2,664	2,428
Multi-asset	1,181	1,157	1,287
Alternatives	1,105	878	1,082
Cash management	558	458	319
Total investment advisory, administration fees, securities lending revenue and performance fees	11,487	10,175	10,461
Technology and risk management revenue	677	595	528
Distribution fees	24	41	55
Advisory and other revenue	303	344	357
Total revenue	$12,491	$11,155	$11,401

The following table illustrates total revenue for 2017, 2016 and 2015 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

(in millions)
Revenue	2017	2016	2015
Americas	$8,406	$7,530	$7,502
Europe	3,432	3,083	3,356
Asia-Pacific	653	542	543
Total revenue	$12,491	$11,155	$11,401

The following table illustrates long-lived assets that consist of goodwill and property and equipment at December 31, 2017 and 2016 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)
Long-lived Assets	2017	2016
Americas	$13,560	$13,424
Europe	168	163
Asia-Pacific	84	90
Total long-lived assets	$13,812	$13,677

Americas primarily is comprised of the United States and Canada, while Europe primarily is comprised of the United Kingdom and Luxembourg. Asia-Pacific primarily is comprised of Hong Kong, Australia, Japan and Singapore.

24. Selected Quarterly Financial Data (unaudited)

(in millions, except shares and per share data)
2017	1st Quarter(1)(2)	2nd Quarter	3rd Quarter(3)	4th Quarter(4)
Revenue	$2,824	$2,965	$3,233	$3,469
Operating income	$1,147	$1,242	$1,394	$1,489
Net income	$871	$867	$959	$2,310
Net income attributable to BlackRock, Inc.	$862	$857	$947	$2,304
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$5.29	$5.27	$5.85	$14.29
Diluted	$5.23	$5.22	$5.78	$14.07
Weighted-average common shares outstanding:
Basic	163,016,599	162,502,465	161,872,716	161,272,950
Diluted	164,856,183	164,149,861	163,773,546	163,777,534
Dividend declared per share	$2.50	$2.50	$2.50	$2.50
Common stock price per share:
High	$397.81	$428.38	$447.09	$518.86
Low	$371.64	$377.10	$412.19	$449.95
Close	$383.51	$422.41	$447.09	$513.71

2016
Revenue	$2,624	$2,804	$2,837	$2,890
Operating income	$963	$1,173	$1,209	$1,225
Net income	$647	$795	$877	$851
Net income attributable to BlackRock, Inc.	$657	$789	$875	$851
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$3.97	$4.79	$5.33	$5.21
Diluted	$3.92	$4.73	$5.26	$5.13
Weighted-average common shares outstanding:
Basic	165,388,130	164,758,612	164,129,214	163,441,552
Diluted	167,398,938	166,639,290	166,256,598	165,854,167
Dividend declared per share	$2.29	$2.29	$2.29	$2.29
Common stock price per share:
High	$342.56	$367.47	$376.00	$398.45
Low	$289.72	$319.54	$335.11	$338.61
Close	$340.57	$342.53	$362.46	$380.54

(1)	The first quarter of 2016 included a pre-tax restructuring charge of $76 million.

(2)

The first quarter of 2017 included an $81 million discrete tax benefit reflecting the adoption of new accounting guidance related to stock-based compensation awards that vested in the first quarter of 2017.

(3) The third quarter of 2016 included a $26 million net noncash tax benefit, primarily related to the revaluation of certain deferred income tax liabilities as a result of legislation enacted in the United Kingdom, and domestic state and local changes.

(4) The fourth quarter of 2017 included a $1.2 billion net tax benefit related to the 2017 Tax Act.

25. Subsequent Events

In November 2017, the Company announced that it had entered an agreement to acquire the asset management business of Citibanamex, a subsidiary of Citigroup Inc. This transaction involves approximately $31 billion in assets under management across local fixed income, equity and multi-asset products. The transaction is expected to close in the second half of 2018, subject to customary regulatory approvals and closing conditions. Consideration for the transaction will include an upfront cash payment and contingent consideration.

On January 11, 2018, the Board of Directors approved BlackRock’s quarterly dividend of $2.88 to be paid on March 22, 2018 to stockholders of record at the close of business on March 7, 2018.

The Company conducted a review for additional subsequent events and determined that no subsequent events had occurred that would require accrual or additional disclosures.