Form 10-Q
period 2018-03-31
BlackRock Inc.
filed 2018-05-09
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 160,169,656 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	March 31,	December 31,
(in millions, except shares and per share data)	2018	2017
Assets
Cash and cash equivalents	$5,978	$6,894
Accounts receivable	2,677	2,699
Investments	2,050	1,981
Assets of consolidated variable interest entities:
Cash and cash equivalents	103	144
Investments	1,637	1,493
Other assets	113	66
Separate account assets	142,871	149,937
Separate account collateral held under securities lending agreements	27,247	24,190
Property and equipment (net of accumulated depreciation of $698 and $658 at March 31, 2018 and December 31, 2017, respectively)	589	592
Intangible assets (net of accumulated amortization of $210 and $219 at March 31, 2018 and December 31, 2017, respectively)	17,378	17,389
Goodwill	13,217	13,220
Other assets	2,157	1,636
Total assets	$216,017	$220,241
Liabilities
Accrued compensation and benefits	$788	$2,153
Accounts payable and accrued liabilities	1,421	1,161
Liabilities of consolidated variable interest entities	425	369
Borrowings	5,036	5,014
Separate account liabilities	142,871	149,937
Separate account collateral liabilities under securities lending agreements	27,247	24,190
Deferred income tax liabilities	3,516	3,527
Other liabilities	2,130	1,626
Total liabilities	183,434	187,977
Commitments and contingencies (Note 12)
Temporary equity
Redeemable noncontrolling interests	561	416
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at March 31, 2018 and December 31, 2017;

Shares issued: 171,252,185 at March 31, 2018 and December 31, 2017;

Shares outstanding: 160,308,362 and 159,977,115 at March 31, 2018 and

December 31, 2017, respectively

Preferred stock (Note 17)	—	—
Additional paid-in capital	18,856	19,256
Retained earnings	17,529	16,939
Accumulated other comprehensive loss	(301)	(432)
Treasury stock, common, at cost (10,943,823 and 11,275,070 shares held at March 31, 2018 and December 31, 2017, respectively)	(4,108)	(3,967)
Total BlackRock, Inc. stockholders’ equity	31,978	31,798
Nonredeemable noncontrolling interests	44	50
Total permanent equity	32,022	31,848
Total liabilities, temporary equity and permanent equity	$216,017	$220,241

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
(in millions, except shares and per share data)	March 31,
	2018	2017
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$2,112	$1,768
Other third parties	835	755
Total investment advisory, administration fees and securities lending revenue	2,947	2,523
Investment advisory performance fees	70	70
Technology and risk management revenue	184	154
Distribution fees	311	287
Advisory and other revenue	71	58
Total revenue	3,583	3,092
Expense
Employee compensation and benefits	1,121	1,021
Distribution and servicing costs	432	401
Direct fund expense	261	206
General and administration	383	296
Amortization of intangible assets	11	25
Total expense	2,208	1,949
Operating income	1,375	1,143
Nonoperating income (expense)
Net gain (loss) on investments	15	51
Interest and dividend income	15	7
Interest expense	(46)	(65)
Total nonoperating income (expense)	(16)	(7)
Income before income taxes	1,359	1,136
Income tax expense	265	268
Net income	1,094	868
Less:
Net income (loss) attributable to noncontrolling interests	5	9
Net income attributable to BlackRock, Inc.	$1,089	$859
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$6.75	$5.27
Diluted	$6.68	$5.21
Cash dividends declared and paid per share	$2.88	$2.50
Weighted-average common shares outstanding:
Basic	161,250,018	163,016,599
Diluted	162,918,961	164,856,183

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
(in millions)	March 31,
	2018	2017
Net income	$1,094	$868
Other comprehensive income:
Foreign currency translation adjustments(1)	137	40
Other	—	(1)
Other comprehensive income (loss)	137	39
Comprehensive income	1,231	907
Less: Comprehensive income (loss) attributable to noncontrolling interests	5	9
Comprehensive income attributable to BlackRock, Inc.	$1,226	$898

(1)

Amounts for the three months ended March 31, 2018 and 2017 include a loss from a net investment hedge of $16 million (net of a tax benefit of $5 million) and $7 million (net of a tax benefit of $4 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2017	$19,258	$16,939	$(432)	$(3,967)	$31,798	$50	$31,848	$416
Net income	—	1,089	—	—	1,089	(1)	1,088	6
Dividends paid	—	(505)	—	—	(505)	—	(505)	—
Stock-based compensation	175	—	—	—	175	—	175	—
PNC preferred stock capital contribution	58	—	—	—	58	—	58	—
Retirement of preferred stock	(58)	—	—	—	(58)	—	(58)	—
Issuance of common shares related to employee stock transactions	(575)	—	—	578	3	—	3	—
Employee tax withholdings related to employee stock transactions	—	—	—	(384)	(384)	—	(384)	—
Shares repurchased	—	—	—	(335)	(335)	—	(335)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(5)	(5)	352
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(213)
Other comprehensive income (loss)	—	—	137	—	137	—	137	—
Adoption of new accounting pronouncements	—	6	(6)	—	—	—	—	—
March 31, 2018	$18,858	$17,529	$(301)	$(4,108)	$31,978	$44	$32,022	$561

(1)	Amounts include $2 million of common stock at both March 31, 2018 and December 31, 2017.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2016	$19,339	$13,650	$(716)	$(3,185)	$29,088	$52	$29,140	$194
Net income	—	859	—	—	859	1	860	8
Dividends paid	—	(447)	—	—	(447)	—	(447)	—
Stock-based compensation	162	—	—	—	162	—	162	—
PNC preferred stock capital contribution	193	—	—	—	193	—	193	—
Retirement of preferred stock	(193)	—	—	—	(193)	—	(193)	—
Issuance of common shares related to employee stock transactions	(573)	—	—	576	3	—	3	—
Employee tax withholdings related to employee stock transactions	—	—	—	(287)	(287)	—	(287)	—
Shares repurchased	—	—	—	(275)	(275)	—	(275)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(3)	(3)	135
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(28)
Other comprehensive income (loss)	—	—	39	—	39	—	39	—
Adoption of new accounting pronouncement	3	(2)	—	—	1	—	1	—
March 31, 2017	$18,931	$14,060	$(677)	$(3,171)	$29,143	$50	$29,193	$309

(1)	Amounts include $2 million of common stock at both March 31, 2017 and December 31, 2016.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(in millions)	March 31,
	2018	2017
Cash flows from operating activities
Net income	$1,094	$868
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	53	63
Stock-based compensation	175	162
Deferred income tax expense (benefit)	10	198
Net (gains) losses within consolidated VIEs	(2)	(33)
Net (purchases) proceeds within consolidated VIEs	(342)	(96)
(Earnings) losses from equity method investees	(33)	(32)
Distributions of earnings from equity method investees	10	5
Changes in operating assets and liabilities:
Accounts receivable	35	5
Investments, trading	(21)	(188)
Other assets	(474)	(975)
Accrued compensation and benefits	(1,362)	(1,110)
Accounts payable and accrued liabilities	268	59
Other liabilities	448	910
Cash flows from operating activities	(141)	(164)
Cash flows from investing activities
Purchases of investments	(94)	(61)
Proceeds from sales and maturities of investments	122	21
Distributions of capital from equity method investees	5	10
Net consolidations (deconsolidations) of sponsored investment funds (VIEs/VREs)	(53)	—
Purchases of property and equipment	(33)	(19)
Cash flows from investing activities	(53)	(49)
Cash flows from financing activities
Proceeds from long-term borrowings	—	697
Cash dividends paid	(505)	(447)
Repurchases of common stock	(719)	(562)
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	347	132
Other financing activities	3	—
Cash flows from financing activities	(874)	(180)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	115	32
Net increase (decrease) in cash, cash equivalents and restricted cash	(953)	(361)
Cash, cash equivalents and restricted cash, beginning of period	7,096	6,192
Cash, cash equivalents and restricted cash, end of period	$6,143	$5,831
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$29	$40
Income taxes (net of refunds)	$74	$82
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$575	$573
PNC preferred stock capital contribution	$58	$193
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(213)	$(28)

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

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective investment trusts and other pooled investment vehicles. BlackRock also offers the investment and risk management technology platform, Aladdin®, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management clients.

At March 31, 2018, The PNC Financial Services Group, Inc. (“PNC”) held 21.2% of the Company’s voting common stock and 21.7% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018 (“2017 Form 10-K”).

The interim financial information at March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications.

Accounting Pronouncements Adopted in the Three Months Ended March 31, 2018.

Revenue from Contracts with Customers. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and several amendments (collectively, “ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previous revenue recognition guidance, including industry-specific guidance. The guidance also changes the accounting for certain contract costs and revises the criteria for determining if an entity is acting as a principal or agent in certain arrangements.

The Company adopted ASU 2014-09 effective January 1, 2018 on a full retrospective basis, which required the Company to recast 2016 and 2017 previously reported amounts. The key impact of the standard relates to the Company’s presentation of certain revenue contracts and associated contract costs. The most significant of these changes relates to the presentation of certain distribution costs, which were previously presented net against revenue (contra-revenue) and are now presented as an expense on a gross basis. Revenue recognition related to investment advisory, administration fees and securities lending revenue as well as performance fees remained unchanged, which represents a substantial portion of the Company’s revenue. However, under ASU 2014-09, the Company may recognize certain performance fees, including carried interest, earlier than under the prior revenue recognition guidance. The impact to the condensed consolidated statement of financial condition upon adoption was related to a change in timing of recognition for certain technology and risk management revenue and related costs that resulted in an increase to other assets and other liabilities of $19 million and $25 million, respectively. The cumulative adjustment to retained earnings as of January 1, 2016 was a net decrease of $6 million.

The following table presents the impact of the adoption to the condensed consolidated statement of income for the three months ended March 31, 2017.

	Three Months Ended
	March 31, 2017
(in millions, except shares and per share data)	Previously Reported	Adoption of the New Revenue Standard Adjustment	Recast
Total revenue	$2,824	$268	$3,092
Total expense	1,677	272	1,949
Operating income	$1,147	$(4)	$1,143
Income tax expense	$269	$(1)	$268
Net income	$871	$(3)	$868
Net income attributable to BlackRock, Inc.	$862	$(3)	$859
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$5.29	$(0.02)	$5.27
Diluted	$5.23	$(0.02)	$5.21

Recognition and Measurement of Financial Instruments.  In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends guidance on the classification and measurement of financial instruments, including requiring an entity to measure substantially all equity securities (other than those accounted for under the equity method of accounting) at fair value through earnings. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted ASU 2016-01 using a modified retrospective approach on January 1, 2018. The reclassification of unrealized gains (losses) on equity securities within accumulated other comprehensive income to retained earnings was not material upon adoption.

Cash Flow Classification.  In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the consolidated statement of cash flows. The Company adopted ASU 2016-15 on January 1, 2018 retrospectively to all periods presented. The adoption of ASU 2016-15 did not have a material impact on the condensed consolidated statement of cash flows.

Restricted Cash. In November 2016, the FASB issued 2016-18, Restricted Cash, which clarifies the classification and presentation of restricted cash in the statement of cash flows (“ASU 2016-18”).  The Company adopted ASU 2016-18 on January 1, 2018 retrospectively to all periods presented.  The adoption of ASU 2016-18 did not have a material impact on the condensed consolidated statement of cash flows.  See Note 3, Cash, Cash Equivalents and Restricted Cash, for additional disclosure requirements related to restricted cash.

Reclassifications from Accumulated Other Comprehensive Income.  In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted ASU 2018-02 prospectively on January 1, 2018. The adoption of ASU 2018-02 did not have a material impact on the condensed consolidated statement of financial condition.

Revenue Recognition.

Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects consideration to which the Company expects to be entitled in exchange for those services (the “transaction price”). The Company enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct. Consideration for the Company’s services is generally in the form of variable consideration because the amount of fees is subject to market conditions that are outside of the Company’s influence. The Company includes variable consideration as part of its transaction price when it is no longer probable of significant reversal, i.e. when the associated uncertainty is resolved. For some contracts with customers, the Company has discretion to involve a third party in providing services to the customer. Generally, the Company is deemed to be the principal in these arrangements because the Company controls the promised services before they are transferred to customers, and accordingly presents the revenue gross of related costs.

Investment Advisory, Administration Fees and Securities Lending Revenue.   Investment advisory and administration fees are recognized as the services are performed over time. Such fees are primarily based on agreed-upon percentages of net asset value, assets under management (“AUM”) or committed capital. These fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. Investment advisory and administration fees for investment funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers. In addition, the Company may contract with third parties to provide sub-advisory services on its behalf. The Company presents the investment advisory fees and associated costs to such advisors on a gross basis in the condensed consolidated statements of income where it is deemed to be the principal.

The Company earns revenue by lending securities on behalf of clients, primarily to highly rated banks and broker-dealers. Revenue is recognized over time as services are performed. Generally, the securities lending fees are shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed.

Investment Advisory Performance Fees / Carried Interest.  The Company receives investment advisory performance fees, including incentive allocations (carried interest) from certain actively managed investment funds and certain separately managed accounts. These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds, which may vary by product or account, and include monthly, quarterly, annually or longer measurement periods. A portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period.

The Company is allocated carried interest from certain alternative investment products upon exceeding performance thresholds. BlackRock may be required to reverse/return all, or part, of such carried interest allocations depending upon future performance of these funds. Therefore, carried interest subject to such clawback provisions is recorded in investments/investments of consolidated VIEs or cash/cash of consolidated VIEs to the extent that it is distributed, on its condensed consolidated statements of financial condition.

Performance fees, including carried interest, are recognized when it is determined that they are no longer probable of significant reversal (such as upon the sale of a fund’s investment or when the amount of AUM becomes known as of the end of a specified measurement period). Significant judgement is involved in making such determination. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest. These factors include but are not limited to whether: (1) the fees are dependent on the market and thus are highly susceptible to factors outside the Company’s influence; (2) the fees have a large number and a broad range of possible amounts; and (3) the funds or separately managed accounts have the ability to invest or reinvest its sales proceeds.

The Company records a contract liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At March 31, 2018 and December 31, 2017, the Company had $224 million and $219 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown.

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

Distribution Fees. The Company accounts for fund distribution services and shareholder servicing as distinct services, separate from fund management services, because customers can benefit from each of the services on their own and because the services are separately identifiable (that is, the nature of the promised services is to transfer each service individually). The Company records upfront and ongoing sales commissions as distribution fee revenue for serving as the principal underwriter and/or distributor for certain mutual funds that it manages. The Company recognizes the upfront fees for front-end load funds on a trade date basis when the services are performed and the amount the Company is entitled to is known. The on-going distribution fees are generally based on net asset values and are recognized when the amount is known. Distribution services are satisfied at a point in time. Consequently, a portion of the on-going distribution fees the Company recognized may be related to the services performed in prior periods that met the recognition criteria in the current period. The Company recognizes ongoing shareholder servicing fee revenue when and as shareholder services are performed over time. The Company contracts with third parties for various fund distribution services and shareholder servicing of certain funds to be performed on its behalf. These arrangements are generally priced as a portion of the fee paid to the Company by the fund or as an agreed-upon percentage of net asset value. The Company presents its distribution fees and distribution and servicing costs incurred on a gross basis in the condensed consolidated statements of income as it is deemed to be the principal in such transactions.

Advisory and other revenue. Advisory and other revenue primarily includes fees earned for advisory services, fees earned for transition management services primarily comprised of commissions recognized in connection with buying and selling securities on behalf of customers, and equity method investment earnings related to certain strategic investments.

Advisory services fees are determined using fixed-rate fees and are recognized over time as the related services are performed.

Commissions related to transition management services are recorded on a trade-date basis as securities transactions occur.

Investments.

Investments in Debt Securities. BlackRock classifies debt investments as available-for-sale, held-to-maturity or trading based on the Company’s intent to sell the security or, its intent and ability to hold the debt security to maturity.

Available-for-sale debt securities are those securities that are not classified as trading or held-to-maturity. Available-for-sale debt securities include certain investments in collateralized loan obligations (“CLOs”) and are carried at fair value on the condensed consolidated statements of financial condition with changes in fair value recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity in the period of the change. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income (loss) to nonoperating income (expense) on the condensed consolidated statements of income.

Held-to-maturity debt securities are purchased with the positive intent and ability to be held to maturity and are recorded at amortized cost on the condensed consolidated statements of financial condition.

Trading securities are those investments that are purchased principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the condensed consolidated statements of financial condition with changes in fair value recorded in nonoperating income (expense) on the condensed consolidated statements of income in the period of the change. Trading securities include certain investments in CLOs for which the fair value option is elected in order to reduce operational complexity of bifurcating embedded derivatives.

Investments in Equity Securities. Equity securities are generally carried at fair value on the condensed consolidated statements of financial condition with changes in the fair value recorded through net income (“FVTNI”) within nonoperating income (expense) in the period of change.  For nonmarketable equity securities, the Company generally elected to apply the practicality exception to apply fair value measurement, under which such securities will be measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded in the condensed consolidated statements of income in the period of the change. Dividends received from the investment are recorded as dividend income within nonoperating income (expense).

Equity Method. For equity investments where BlackRock does not control the investee, and where it is not the primary beneficiary (“PB”) of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company follows the equity method of accounting. BlackRock’s share of the investee’s underlying net income or loss is recorded as net gain (loss) on investments within nonoperating income (expense) and as other revenue for certain strategic investments since such companies are considered to be an extension of BlackRock’s core business. BlackRock’s share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the condensed consolidated statement of financial condition. Distributions received from the investment reduce the Company’s carrying value of the investee and the cost basis if deemed to be a return of capital.

Impairments of Investments. Management periodically assesses equity method, available-for-sale and held-to-maturity investments for other-than-temporary impairment (“OTTI”). If an OTTI exists, an impairment charge would be recorded in the condensed consolidated statements of income.

For equity method investments and held-to-maturity investments, if circumstances indicate that an OTTI may exist, the investments are evaluated using market values, where available, or the expected future cash flows of the investment. If the Company determines an OTTI exists, an impairment charge is recognized for the excess of the carrying amount of the investment over its estimated fair value.

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

In addition, for nonmarketable equity securities that are accounted for under the measurement alternative to fair value, the Company applies the simplified impairment model that does not require the Company to consider whether the impairment is other than temporary.

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

Money Market Fee Waivers.    The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). During the three months ended March 31, 2018 and 2017, waivers that resulted in a reduction of management fees were immaterial. BlackRock may increase or decrease the level of Yield Support waivers in future periods.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income. During the three months ended March 31, 2018 and 2017, the Company had not resold or repledged any of the collateral received under these arrangements. At March 31, 2018 and December 31, 2017, the fair value of loaned securities held by separate accounts was approximately $24.8 billion and $22.3 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $27.2 billion and $24.2 billion, respectively.

Recent Accounting Pronouncements Not Yet Adopted.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities arising from most operating leases on the condensed consolidated statements of financial condition. The Company expects to record assets and liabilities for its current operating leases upon adoption of ASU 2016-02 and does not expect the adoption to have a material impact on its results of operations or cash flows. ASU 2016-02 is effective for the Company on January 1, 2019, and the Company intends to apply the practical expedients allowed by the standard upon transition. See Note 13 of the 2017 Form 10-K for information on the Company’s operating lease commitments.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	March 31,	December 31,
(in millions)	2018	2017

Cash and cash equivalents	$5,978	$6,894
Cash and cash equivalents of consolidated VIEs	103	144
Restricted cash included in Other assets	62	58
Total cash, cash equivalents and restricted cash	$6,143	$7,096

4.  Investments

A summary of the carrying value of total investments is as follows:

March 31,
(in millions)	2018(1)
Debt securities:
Available-for-sale investments	$151
Held-to-maturity investments	132
Trading securities ($266 debt securities of consolidated sponsored investment funds)	293
Total debt securities	576
Equity securities at FVTNI ($284 equity securities of consolidated sponsored investment funds)	648
Equity method investments(2)	703
Federal Reserve Bank stock(3)	91
Carried interest(4)	32
Total investments	$2,050

(in millions)	December 31, 2017(1)
Available-for-sale investments	$103
Held-to-maturity investments	102
Trading investments:
Consolidated sponsored investment funds:
Debt securities	267
Equity securities	245
Other equity and debt securities	267
Deferred compensation plan mutual funds	56
Total trading investments	835
Equity method investments(2)	816
Cost method investments(3)	93
Carried interest(4)	32
Total investments	$1,981

(1)

Amounts at March 31, 2018 reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information. Amounts at December 31, 2017 reflect accounting guidance prior to ASU 2016-01.

(2)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(3)

Amounts include Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. At December 31, 2017, amount also includes other nonmarketable securities, which were immaterial.  At March 31, 2018 and December 31, 2017, there were no indicators of impairment on these investments.

(4)

Carried interest of consolidated sponsor investment funds accounted for as voting rights entities (“VREs”) represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

Available-for-Sale Investments

At both March 31, 2018 and December 31, 2017, available-for-sale investments primarily included certain investments in CLOs.  The cost of these investments approximated carrying value.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $132 million and $102 million at March 31, 2018 and December 31, 2017, respectively. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes and certain investments in CLOs. The amortized cost (carrying value) of these investments approximated fair value. At March 31, 2018, $12 million of these investments mature between five to ten years and $120 million mature after ten years.

Equity and Trading Debt Securities

A summary of the cost and carrying value of equity and trading debt securities is as follows:

	March 31, 2018(1)
(in millions)	Cost	Carrying Value
Trading debt securities:
Corporate debt	$166	$169
Government debt	62	62
Asset/mortgage-backed debt	62	62
Equity securities at FVTNI:
Equity securities/multi-asset mutual funds	577	614
Deferred compensation plan mutual funds	21	34
Total equity and trading debt securities	$888	$941

	December 31, 2017(1)
(in millions)	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$34	$56
Equity securities/multi-asset mutual funds	446	493
Debt securities
Corporate debt	152	157
Government debt	72	73
Asset/mortgage backed debt	56	56
Total trading investments	$760	$835

(1)

Amounts at March 31, 2018 reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information. Amounts at December 31, 2017 reflect accounting guidance prior to ASU 2016-01.

Other

In addition, the Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At March 31, 2018 and December 31, 2017 the Company’s investment in PennyMac was excluded from investments in the table above and included in other assets on the condensed consolidated statements of financial condition. The carrying value and fair value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $363 million and $352 million, respectively, at March 31, 2018 and approximately $342 million and $348 million, respectively, at December 31, 2017. The fair value of the Company’s interest reflected the PennyMac stock price at March 31, 2018 and December 31, 2017, respectively (a Level 1 input). The fair value of the Company’s interest in the non-public units held of PennyMac is based on the stock price of the PennyMac public securities at March 31, 2018 and December 31, 2017.

5.   Consolidated Voting Rights Entities

The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. The following table presents the balances related to these consolidated VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these funds:

	March 31,	December 31,
(in millions)	2018	2017
Cash and cash equivalents	$44	$63
Investments:
Trading debt securities	266	267
Equity securities at FVTNI	284	245
Total investments	550	512
Other assets	15	13
Other liabilities	(42)	(37)
Noncontrolling interests ("NCI")	(87)	(91)
BlackRock’s net interests in consolidated VREs	$480	$460

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

Consolidated VIE assets and liabilities are presented after intercompany eliminations in the following table:

	March 31,	December 31,
(in millions)	2018	2017
Assets of consolidated VIEs:
Cash and cash equivalents	$103	$144
Investments:
Trading debt securities	769	475
Equity securities at FVTNI	295	440
Other investments	300	312
Carried interest	273	266
Other assets	113	66
Total investments and other assets	1,750	1,559
Liabilities of consolidated VIEs	(425)	(369)
Noncontrolling interests	(518)	(375)
BlackRock's net interests in consolidated VIEs	$910	$959

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended
	March 31,
(in millions)	2018	2017

Nonoperating net gain (loss) on consolidated VIEs	$2	$33

Net income (loss) attributable to NCI on consolidated VIEs	$5	$8

Non-Consolidated VIEs.    At March 31, 2018 and December 31, 2017, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)
At March 31, 2018	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$342	$30	$(7)	$389
At December 31, 2017
Sponsored investment products	$263	$15	$(7)	$295

(1)	At both March 31, 2018 and December 31, 2017, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $6 billion and $5 billion at March 31, 2018 and December 31, 2017, respectively.

7.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

March 31, 2018(1) (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(2)	Other Assets Not Held at Fair Value(3)	March 31, 2018
Assets:
Investments:
Equity securities at FVTNI:
Deferred compensation plan mutual funds	$34	$—	$—	$—	$—	$34
Equity securities/Multi-asset mutual funds	614	—	—	—	—	614
Total equity securities	648	—	—	—	—	648
Debt securities:
Available-for-sale	—	125	26	—	—	151
Trading securities	—	288	5	—	—	293
Held-to-maturity securities	—	—	—	—	132	132
Total debt securities	—	413	31	—	132	576
Equity method:
Equity and fixed income mutual funds	116	—	—	15	—	131
Other	—	—	—	569	3	572
Total equity method	116	—	—	584	3	703
Federal Reserve Bank Stock	—	—	—	—	91	91
Carried interest	—	—	—	—	32	32
Total investments	764	413	31	584	258	2,050
Investments of consolidated VIEs:
Equity securities	295	—	—	—	—	295
Trading debt securities	—	769	—	—	—	769
Private / public equity(4)	3	3	116	56	72	250
Other	—	—	—	50	—	50
Carried interest	—	—	—	—	273	273
Total investments of consolidated VIEs	298	772	116	106	345	1,637
Other assets(5)	—	35	—	—	—	35
Separate account assets	107,095	35,063	—	—	712	142,871
Separate account collateral held under securities lending agreements:
Equity securities	18,543	—	—	—	—	18,543
Debt securities	—	8,704	—	—	—	8,704
Total separate account collateral held under securities lending agreements	18,543	8,704	—	—	—	27,247
Total	$126,700	$44,987	$147	$690	$1,315	$173,840
Liabilities:
Separate account collateral liabilities under securities lending agreements	$18,543	$8,704	$—	$—	$—	$27,247
Other liabilities(6)	—	7	242	—	—	249
Total	$18,543	$8,711	$242	$—	$—	$27,496

(1)	Amounts at March 31, 2018 reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information.
(2)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(3)

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

(4)	Level 3 amounts primarily include direct investments in private equity companies held by private equity funds.
(5)	Amounts include fair value of forward foreign currency exchange contracts (see Note 8, Derivatives and Hedging, for more information).
(6)	Amounts primarily include contingent liabilities related to certain acquisitions (see Note 12, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2017(1) (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(2)	Other Assets Not Held at Fair Value(3)	December 31, 2017
Assets:
Investments
Available-for-sale	$7	$96	$—	$—	$—	$103
Held-to-maturity debt securities	—	—	—	—	102	102
Trading:
Deferred compensation plan mutual funds	56	—	—	—	—	56
Equity/Multi-asset mutual funds	493	—	—	—	—	493
Debt securities / fixed income mutual funds	2	284	—	—	—	286
Total trading	551	284	—	—	—	835
Equity method:
Equity and fixed income mutual funds	183	—	—	12	—	195
Other	—	—	—	609	12	621
Total equity method	183	—	—	621	12	816
Cost method investments	—	—	—	—	93	93
Carried interest	—	—	—	—	32	32
Total investments	741	380	—	621	239	1,981
Separate account assets	114,422	34,582	—	—	933	149,937
Separate account collateral held under securities lending agreements:
Equity securities	18,778	—	—	—	—	18,778
Debt securities	—	5,412	—	—	—	5,412
Total separate account collateral held under securities lending agreements	18,778	5,412	—	—	—	24,190
Investments of consolidated VIEs:
Trading:
Equity securities	440	—	—	—	—	440
Debt securities	—	475	—	—	—	475
Private / public equity(4)	6	2	116	59	76	259
Other	—	—	—	53	—	53
Carried interest	—	—	—	—	266	266
Total investments of consolidated VIEs	446	477	116	112	342	1,493
Total	$134,387	$40,851	$116	$733	$1,514	$177,601
Liabilities:
Separate account collateral liabilities under securities lending agreements	$18,778	$5,412	$—	$—	$—	$24,190
Other liabilities(5)	—	7	236	—	—	243
Total	$18,778	$5,419	$236	$—	$—	$24,433

(1)	Amounts at December 31, 2017 reflect accounting guidance prior to ASU 2016-01.
(2)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(3)

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

(4)	Level 3 amounts include direct investments in private equity companies held by private equity funds.
(5)	Amounts primarily include contingent liabilities related to certain acquisitions (see Note 12, Commitments and Contingencies, for more information).

Level 3 Assets.    Level 3 investments of consolidated VIEs of $116 million at both March 31, 2018 and December 31, 2017, related to direct investments in private equity companies held by consolidated private equity funds.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2018

(in millions)	December 31, 2017	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements	Transfers into Level 3	Transfers out of Level 3	March 31, 2018 (1)	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Available-for-sale securities(3)	$—	$—	$26	$—	$—	$—	$—	$26
Trading securities	—	—	5	—	—	—	—	5
Total investments	—	—	31	—	—	—	—	31
Assets of consolidated VIEs - Private equity	116	—	—	—	—	—	—	116
Total Level 3 assets	$116	$—	$31	$—	$—	$—	$—	$147
Liabilities:
Other liabilities(4)	$236	(6)	$—	$—	$—	$—	$—	$242	$(6)

(1)	Amounts at March 31, 2018 reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include investments in CLOs.
(4)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2017(1)

(in millions)	December 31, 2016	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements	Transfers into Level 3	Transfers out of Level 3(2)	March 31, 2017	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Available-for-sale securities(4)	$24	$—	$—	$—	$—	$—	$(24)	$—
Trading	7	—	—	—	—	—	(7)	—
Total investments	31	—	—	—	—	—	(31)	—
Assets of consolidated VIEs - Private equity	112	1	—	—	—	—	—	113	$1
Total Level 3 assets	$143	$1	$—	$—	$—	$—	$(31)	$113
Liabilities:
Other liabilities(5)	$115	$2	$—	$—	$—	$—	$—	$113	$2

(1)	Amounts at March 31, 2017 reflect accounting guidance prior to ASU 2016-01.
(2)	Amounts include transfers out of Level 3 due to availability of observable market inputs from pricing vendors.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Amounts include investments in CLOs.
(5)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities.    Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are reported in nonoperating income (expense) on the condensed consolidated statements of income. A portion of net income (loss) for consolidated sponsored investment funds is allocated to noncontrolling interests to reflect net income (loss) not attributable to the Company.

Transfers in and/or out of Levels.    Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable, or when the carrying value of certain equity method investments no longer represents fair value as determined under valuation methodologies.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At March 31, 2018 and December 31, 2017, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	March 31, 2018		December 31, 2017
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$5,978	$5,978	$6,894	$6,894	Level 1	(1) (2)
Cash and cash equivalents of consolidated VIEs	103	103	144	144	Level 1	(1) (2)
Other assets	62	62	70	70	Level 1	(1) (3)

Financial Liability:
Long-term borrowings	5,036	5,134	5,014	5,225	Level 2	(4)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(2)

At March 31, 2018 and December 31, 2017, approximately $204 million and $163 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. In addition, at March 31, 2018 and December 31, 2017, approximately $13 million and $14 million, respectively, of money market funds were recorded within cash and cash equivalents of consolidated VIEs.  Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(3)	Other assets primarily include restricted cash.
(4)

Long-term borrowings are recorded at amortized cost net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of March 2018 and December 2017, respectively. See Note 11, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

March 31, 2018
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$168	$64	Daily/Monthly (30%) Quarterly (29%) N/R (41%)	1 – 90 days
Private equity funds	(b)	99	85	N/R	N/R
Real assets funds	(c)	302	79	Quarterly (78%) N/R (22%)	60 days
Other		15	15	Daily/Monthly (79%) N/R (21%)	3 – 5 days
Consolidated VIEs:
Private equity funds of funds	(d)	56	18	N/R	N/R
Hedge fund	(a)	14	—	Quarterly	90 days
Real assets funds	(c)	36	48	N/R	N/R
Total		$690	$309

December 31, 2017
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$230	$48	Daily/Monthly (21%) Quarterly (49%) N/R (30%)	1 – 90 days
Private equity funds	(b)	94	86	N/R	N/R
Real assets funds	(c)	282	69	Quarterly (83%) N/R (17%)	60 days
Other		15	14	Daily (80%) N/R (20%)	5 days
Consolidated VIEs:
Private equity funds of funds	(d)	59	20	N/R	N/R
Hedge fund	(a)	19	—	Quarterly	90 days
Real assets funds	(c)	34	49	N/R	N/R
Total		$733	$286

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of seven years at both March 31, 2018 and December 31, 2017.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately six years at both March 31, 2018 and December 31, 2017.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate and infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately eight years at both March 31, 2018 and December 31, 2017.  The total remaining unfunded commitments to real assets funds were $128 million and $117 million at March 31, 2018 and December 31, 2017, respectively. The Company had contractual obligations to the real assets funds of $108 million at March 31, 2018 and $98 million at December 31, 2017.

(d)  This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately five years at both March 31, 2018 and December 31, 2017. The total remaining unfunded commitments to other third-party funds were $18 million and $20 million at March 31, 2018 and December 31, 2017, respectively. The Company had contractual obligations to the consolidated funds of $23 million at both March 31, 2018 and December 31, 2017.

8.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At March 31, 2018, the Company had outstanding total return swaps with an aggregate notional value of approximately $546 million. At December 31, 2017, the Company had outstanding total return swaps with an aggregate notional value of approximately $587 million.

Gains (losses) on total return swaps recorded in nonoperating income (expense) were not material for the three months ended March 31, 2018 and were $(35) million for the three months ended March 31, 2017.

Gains (losses) on interest rate swaps are recorded in nonoperating income (expense) and were not material for the three months ended March 31, 2018 and 2017.

At both March 31, 2018 and December 31, 2017, the Company had a derivative providing credit protection of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At both March 31, 2018 and December 31, 2017, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $1.5 billion. The fair value of the outstanding forward foreign currency exchange contracts was $35 million at March 31, 2018 and was not material at December 31, 2017.

Gains (losses) on the forward foreign currency exchange contracts are recorded in other general and administration expense and were $30 million for the three months ended March 31, 2018. Gains (losses) on the forward foreign currency exchange contracts were not material for the three months ended March 31, 2017.

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three months ended March 31, 2018 and 2017.

The fair values of the outstanding total return swaps and the credit default swap were not material to the condensed consolidated statement of financial condition at March 31, 2018. The fair value of the outstanding derivatives mentioned above was not material to the condensed consolidated statement of financial condition at December 31, 2017.

See Note 12, Borrowings, in the 2017 Form 10-K for more information on the Company’s net investment hedge.

9.  Goodwill

Goodwill activity during the three months ended March 31, 2018 was as follows:

(in millions)
December 31, 2017	$13,220
Goodwill adjustments related to Quellos (1)	(3)
March 31, 2018	$13,217

(1)

The decrease in goodwill during the three months ended March 31, 2018 resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $161 million and $168 million at March 31, 2018 and December 31, 2017, respectively.

10.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2017	$17,178	$211	$17,389
Amortization expense	—	(11)	(11)
March 31, 2018	$17,178	$200	$17,378

11.  Borrowings

Short-Term Borrowings

2018 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2018 to extend the maturity date to March 2023 (the “2018 credit facility”). The 2018 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2018 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2018 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2018. The 2018 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At March 31, 2018, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2018 credit facility. At March 31, 2018, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices and foreign exchange rates at March 31, 2018 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
5.00% Notes due 2019	$1,000	$—	$1,000	$1,039
4.25% Notes due 2021	750	(2)	748	774
3.375% Notes due 2022	750	(4)	746	759
3.50% Notes due 2024	1,000	(6)	994	1,006
1.25% Notes due 2025	861	(6)	855	877
3.20% Notes due 2027	700	(7)	693	679
Total Long-term Borrowings	$5,061	$(25)	$5,036	$5,134

See Note 12, Borrowings, in the 2017 Form 10-K for more information regarding the Company’s borrowings.

12.  Commitments and Contingencies

Investment Commitments.   At March 31, 2018, the Company had $304 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Contingencies

Contingent Payments Related to Business Acquisitions.  In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at March 31, 2018 totaled $242 million, and is included in other liabilities on the condensed consolidated statements of financial condition.

Other Contingent Payments.  The Company acts as the portfolio manager in a derivative transaction and has a maximum potential exposure of $17 million between the Company and counterparty. See Note 8, Derivatives and Hedging, for further discussion.

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

In November 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”), BlackRock US Core Property Fund, Inc. (formerly known as BlackRock Granite Property Fund, Inc.) (“Granite Fund”), and certain other Granite Fund related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June 16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which manages the Property, and certain other non-BlackRock related entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs alleged, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and sought monetary, including punitive, damages. Additionally, on March 16, 2016, three former tenants of the Library Gardens apartment unit who were not physically injured but experienced the balcony collapse sued the BlackRock Parties for emotional damages. In November 2017, the BlackRock Parties settled all of the lawsuits relating to Library Gardens and the cases were formally dismissed in March and April 2018.

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

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the U.S. District Court for the Northern District of California by a former employee on behalf of all BlackRock employee 401(k) Plan (the “Plan”) participants and beneficiaries in the Plan from April 5, 2011, to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated with investment options managed by BlackRock. While the complaint does not contain any specific amount in alleged damages, it claims that the purported underperformance and hidden fees cost Plan participants more than $60 million. On October 10, 2017, the plaintiffs filed an Amended Complaint, which, among other things, adds as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also includes a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the lending agent on terms that plaintiffs claim were excessive. The defendants believe the claims in this lawsuit are without merit and are vigorously defending the action. BlackRock moved to dismiss the Amended Complaint on November 8, 2017.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At March 31, 2018, the Company indemnified certain of its clients for their securities lending loan balances of approximately $219 billion. The Company held, as agent, cash and securities totaling $232 billion as collateral for indemnified securities on loan at March 31, 2018. The fair value of these indemnifications was not material at March 31, 2018.

13.  Revenue

The table below presents the Company’s revenue for the three months ended March 31, 2018 and 2017, respectively, and disaggregates investment advisory, administration fees and securities lending revenue and performance fees by product type and investment style. See Note 2, Significant Accounting Policies, for further information on the Company’s revenue recognition and the adoption of ASU 2014-09.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$438	$400
iShares ETFs	926	721
Non-ETF index	176	160
Equity subtotal	1,540	1,281
Fixed income:
Active	456	407
iShares ETFs	208	185
Non-ETF index	93	85
Fixed income subtotal	757	677
Multi-asset	296	272
Alternatives:
Core	178	144
Currency and commodities	25	22
Alternatives subtotal	203	166
Long-term	2,796	2,396
Cash management	151	127
Total base fees	2,947	2,523
Investment advisory performance fees:
Equity	18	15
Fixed income	3	10
Multi-asset	5	5
Alternatives	44	40
Total performance fees	70	70
Technology and risk management revenue	184	154
Distribution fees:
Retrocessions	192	155
12b-1 fees (U.S. mutual funds distribution fees)	108	122
Other	11	10
Total distribution fees	311	287
Advisory and other revenue
Advisory	21	24
Other	50	34
Advisory and other revenue	71	58
Total revenue	$3,583	$3,092

The table below presents the investment advisory, administration fees and securities lending revenue by client type, investment style and product type, respectively:

	For the Three Months Ended
	March 31,
(in millions)	2018	2017

Investment advisory, administration fees and securities lending revenue by client type:
Retail	$855	$776
iShares ETFs	1,158	925
Institutional:
Active	527	458
Index	256	237
Total institutional	783	695
Long-term	2,796	2,396
Cash management	151	127
Total	$2,947	$2,523

Investment advisory, administration fees and securities lending revenue by investment style:
Active	$1,365	$1,220
Index and iShares ETFs	1,431	1,176
Long-term	2,796	2,396
Cash management	151	127
Total	$2,947	$2,523

Investment advisory, administration fees and securities lending revenue by product type:
Equity	$1,540	$1,281
Fixed income	757	677
Multi-asset	296	272
Alternatives	203	166
Long-term	2,796	2,396
Cash management	151	127
Total	$2,947	$2,523

Investment advisory and administration fees

The table below presents estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2018:

	Remainder of
(in millions)	2018	2019	2020	2021	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$61	$70	$58	$48	$48	$285

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at March 31, 2018. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears. The Company excludes fees that are probable of significant reversal in future periods.

(2)

The Company elected the following practical expedients and does not include amounts related to (1) performance obligations with an original duration of one year or less, (2) variable consideration related to future service periods, and (3) the comparative prior period as of March 31, 2017.

Investment advisory performance fees / Carried interest

The table below presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs) for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Beginning balance	$219	$152
Net increase (decrease) in unrealized allocations	5	9
Performance fee revenue recognized that was included in the deferred carried interest liability balance at the beginning of the period	—	(10)
Ending balance	$224	$151

Technology and risk management revenue

The table below presents estimated technology and risk management revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2018:

	Remainder of
(in millions)	2018	2019	2020	2021	Thereafter	Total
Technology and risk management revenue(1)(2)	$25	$24	$20	$15	$10	$94

(1)

Technology and risk management revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed. The Company excludes fees that are probable of significant reversal in future periods.

(2)

The Company elected the following practical expedients and does not include amounts related to (1) performance obligations with an original duration of one year or less, (2) variable consideration related to future service periods, and (3) the comparative prior period as of March 31, 2017.

In addition to amounts disclosed in the table above, certain technology and risk management contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed.  As of March 31, 2018, the estimated fixed minimum fees for the remainder of 2018 for currently outstanding contracts approximated $348 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology and risk management deferred revenue liability for the three months ended March 31, 2018 and 2017, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Beginning balance	$62	$42
Additions	12	8
Amount recognized included in the deferred revenue liability beginning balance	(8)	(4)
Ending balance	$66	$46

14.  Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the three months ended March 31, 2018 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2017	2,608,668	$342.79
Granted	753,901	$565.83
Converted	(1,071,338)	$336.95
Forfeited	(6,721)	$408.89
March 31, 2018(1)	2,284,510	$418.94

(1)	At March 31, 2018, approximately 2.1 million awards are expected to vest and 0.2 million awards have vested but have not been converted.

In January 2018, the Company granted 527,337 RSUs or shares of restricted stock to employees as part of 2017 annual incentive compensation that vest ratably over three years from the date of grant and 209,201 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2021. The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during the three months ended March 31, 2018 was $427 million.

At March 31, 2018, the intrinsic value of outstanding RSUs was $1.2 billion, reflecting a closing stock price of $541.72.

At March 31, 2018, total unrecognized stock-based compensation expense related to unvested RSUs was $575 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.5 years.

Performance-Based RSUs.

Performance-based RSU activity for the three months ended March 31, 2018 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2017	903,525	$335.12
Granted	199,068	$566.44
Additional shares granted due to attainment of performance measures	23,376	$343.86
Converted	(269,648)	$343.86
March 31, 2018	856,321	$386.38

In January 2018, the Company granted 199,068 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2021. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2018, the Company granted 23,376 performance-based RSUs to certain employees based on the attainment of Company performance measures during the performance period.

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the three months ended March 31, 2018 was $121 million.

At March 31, 2018, the intrinsic value of outstanding performance-based RSUs was $464 million, reflecting a closing stock price of $541.72.

At March 31, 2018, total unrecognized stock-based compensation expense related to unvested performance-based awards was $203 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.7 years.

See Note 14, Stock-Based Compensation, in the 2017 Form 10-K for more information on performance-based RSUs.

Market Performance-based RSUs.

Market performance-based RSUs activity for the three months ended March 31, 2018 is summarized below.

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2017	286,336	$195.33
Converted	(286,336)	$195.33
March 31, 2018	—	$—

See Note 14, Stock-Based Compensation, in the 2017 Form 10-K for more information on market performance-based RSUs.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”), including performance-based and market performance-based RSUs. The current share surrender agreement commits PNC to provide BlackRock Series C nonvoting participating preferred stock to fund the remaining committed shares. As of March 31, 2018, 3.9 million shares had been surrendered by PNC, including 103,064 shares during the three months ended March 31, 2018.

At March 31, 2018, the remaining shares committed by PNC of 0.1 million were available to fund certain future long-term incentive awards.

Performance-based Stock Options.

Stock option activity for the three months ended March 31, 2018 is summarized below.

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2017	2,147,562	$513.50
Granted	—	$—
March 31, 2018	2,147,562	$513.50

At March 31, 2018, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $191 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 5.7 years.

See Note 14, Stock-Based Compensation, in the 2017 Form 10-K for more information on performance-based stock options.

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

At March 31, 2018, the Company was required to maintain approximately $2.1 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

16.  Accumulated Other Comprehensive Income (Loss)

The following tables present changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended March 31, 2018 and 2017:

(in millions)	Foreign currency translation adjustments(1)	Other(2)	Total
For the Three Months Ended March 31, 2018
December 31, 2017	$(436)	$4	$(432)
Net other comprehensive income (loss) for the three months ended March 31, 2018	137	—	137
Reclassification as a result of adoption of ASU 2018-02	(6)	—	(6)
March 31, 2018	$(305)	$4	$(301)

(1)

Amount for the three months ended March 31, 2018 includes a loss from a net investment hedge of $16 million (net of a tax benefit of $5 million) and reclassification as a result of adoption of ASU 2018-02.

(2)  Other includes amounts related to benefit plans, available-for-sale investments and are presented net of tax. Amounts reclassified from AOCI to net income were not material for the three months ended March 31, 2018.

(in millions)	Foreign currency translation adjustments(1)	Other(2)	Total
For the Three Months Ended March 31, 2017
December 31, 2016	$(721)	$5	$(716)
Net other comprehensive income (loss) for the three months ended March 31, 2017	40	(1)	39
March 31, 2017	$(681)	$4	$(677)

(1)   Amount for the three months ended March 31, 2017 includes a loss from a net investment hedge of $7 million (net of a tax benefit of $4 million).

(2)  Other includes amounts related to benefit plans and available-for-sale investments and are presented net of tax. Amounts reclassified from AOCI to net income were not material for the three months ended March 31, 2017.

17.  Capital Stock

Nonvoting Participating Preferred Stock.  The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31,	December 31,
	2018	2017
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding(1)	823,188	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding(1)	143,458	246,522
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—

(1)	Shares held by PNC.

Share Repurchases.  The Company repurchased 0.6 million common shares in open market transactions under the share repurchase program for approximately $335 million during the three months ended March 31, 2018. At March 31, 2018, there were 5.8 million shares still authorized to be repurchased.

PNC Capital Contribution. During the three months ended March 31, 2018, PNC surrendered to BlackRock 103,064 shares of BlackRock Series C Preferred to fund certain LTIP awards.

18. Income Taxes

On December 22, 2017, The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted.  The 2017 Tax Act significantly revises the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) requiring companies to pay a one-time tax on certain unrepatriated earnings of foreign subsidiaries, (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (4) creating new taxes on certain earnings of controlled foreign corporations, and (5) creating a new limitation on deductible net interest expense. BlackRock’s results in 2017 included a $1.2 billion net tax benefit related to the 2017 Tax Act. The Company has not made any additional measurement-period adjustments during the three months ended March 31, 2018. The Company may record adjustments to the provisional amounts during the measurement period as additional guidance from the U.S. Department of the Treasury is provided, as changes in the Company’s assumptions occur, and as further information and interpretations become available. For further information on the 2017 Tax Act, see Note 21, Income Taxes, in the consolidated financial statements included in the 2017 Form 10-K.

The first quarter 2018 income tax expense reflected a reduced tax rate associated with the 2017 Tax Act and included a $56 million discrete tax benefit related to stock-based compensation awards that vested in the first quarter of 2018.

The first quarter 2017 income tax expense included an $81 million discrete tax benefit related to stock-based compensation awards that vested in the first quarter of 2017.

19.  Earnings Per Share

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2018 and 2017 under the treasury stock method:

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2018	2017
Net income attributable to BlackRock	$1,089	$859
Basic weighted-average shares outstanding	161,250,018	163,016,599
Dilutive effect of nonparticipating RSUs and stock options	1,668,943	1,839,584
Total diluted weighted-average shares outstanding	162,918,961	164,856,183
Basic earnings per share	$6.75	$5.27
Diluted earnings per share	$6.68	$5.21

20.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment as defined in ASC 280-10.

The following table illustrates total revenue for the three months ended March 31, 2018 and 2017 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended
(in millions)	March 31,
Revenue	2018	2017
Americas	$2,324	$2,043
Europe	1,093	906
Asia-Pacific	166	143
Total revenue	$3,583	$3,092

The following table illustrates long-lived assets that consist of goodwill and property and equipment at March 31, 2018 and December 31, 2017 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

See Note 13, Revenue, for further information on the Company’s sources of revenue.

(in millions)	March 31,	December 31,
Long-lived Assets	2018	2017
Americas	$13,551	$13,560
Europe	172	168
Asia-Pacific	83	84
Total long-lived assets	$13,806	$13,812

Americas primarily is comprised of the United States and Canada, while Europe primarily is comprised of the United Kingdom and Luxembourg. Asia-Pacific primarily is comprised of Hong Kong, Australia, Japan and Singapore.

21.  Subsequent Events

In April 2018, the Company announced that it entered into an agreement to acquire Tennenbaum Capital Partners, LLC, a leading manager focused on middle market performing credit and special situation credit opportunities. The transaction is expected to be completed in the third quarter of 2018, subject to customary regulatory approvals and closing conditions. This transaction is not expected to be material to the Company’s condensed consolidated statements of financial condition or results of operations.

In May 2018, the Company announced that it entered into an agreement to sell its minority interest in DSP BlackRock Investment Managers Pvt. Ltd. to The DSP Group. The Company currently has a 40% stake in the joint venture, which manages and markets a range of co-branded mutual funds in India.  This transaction is expected to complete, subject to regulatory approval, once naming transfers and investment scheme unitholder communications are finalized. This transaction is not expected to be material to the Company’s condensed consolidated statements of financial condition or results of operations.

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $6.317 trillion of AUM at March 31, 2018. With approximately 14,000 employees in more than 30 countries, BlackRock provides a broad range of investment, risk management and technology services to institutional and retail clients worldwide.

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® ETFs, separate accounts, collective investment trusts and other pooled investment vehicles. BlackRock also offers the investment and risk management platform, Aladdin®, risk analytics, advisory and technology services and solutions to a broad base of institutional and wealth management clients.

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

At March 31, 2018, PNC held 21.2% of the Company’s voting common stock and 21.7% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

The Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers effective January 1, 2018 on a full retrospective basis. Accordingly, financial results for 2017 were recast to reflect the adoption of the new revenue recognition standard. For further information, refer to Note 2, Significant Accounting Policies, in the condensed consolidated financial statements.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications.

OTHER DEVELOPMENTS

Acquisition and Divestiture

In April 2018, the Company announced that it entered into an agreement to acquire Tennenbaum Capital Partners, LLC, a leading manager focused on middle market performing credit and special situation credit opportunities. The transaction is expected to be completed in the third quarter of 2018, subject to customary regulatory approvals and closing conditions. This transaction is not expected to be material to the Company’s condensed consolidated statements of financial condition or results of operations.

In May 2018, the Company announced that it entered into an agreement to sell its minority interest in DSP BlackRock Investment Managers Pvt. Ltd. to The DSP Group. The Company currently has a 40% stake in the joint venture, which manages and markets a range of co-branded mutual funds in India.  This transaction is expected to complete, subject to regulatory approval, once naming transfers and investment scheme unitholder communications are finalized. This transaction is not expected to be material to the Company’s condensed consolidated statements of financial condition or results of operations.

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

EXECUTIVE SUMMARY

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2018	2017(4)
GAAP basis:
Total revenue	$3,583	$3,092
Total expense	2,208	1,949
Operating income	1,375	1,143
Operating margin	38.4%	37.0%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(21)	(16)
Income tax expense	(265)	(268)
Net income attributable to BlackRock	$1,089	$859
Diluted earnings per common share	$6.68	$5.21
Effective tax rate	19.6%	23.8%
As adjusted(1):
Operating income	$1,378	$1,147
Operating margin	44.1%	42.6%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(21)	(16)
Net income attributable to BlackRock	$1,092	$862
Diluted earnings per common share	$6.70	$5.23
Effective tax rate	19.6%	23.8%
Other:
Assets under management (end of period)	$6,316,984	$5,420,477
Diluted weighted-average common shares outstanding(2)	162,918,961	164,856,183
Common and preferred shares outstanding (end of period)	161,275,008	162,868,647
Book value per share(3)	$198.28	$178.94
Cash dividends declared and paid per share	$2.88	$2.50

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)	Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at March 31 of the respective period-end.
(4)

Financial results for 2017 were recast to reflect the adoption of the new revenue recognition standard. For further information, refer to Note 2, Significant Accounting Policies, in the condensed consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 2018 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2017

GAAP.   Operating income of $1,375 million increased $232 million and operating margin of 38.4% increased 140 bps from the first quarter of 2017. Operating income and operating margin growth primarily reflected higher base fees and technology and risk management revenue, partially offset by higher compensation and benefits, higher volume-related expense, and higher general and administration expense.

First quarter 2018 income tax expense reflected a reduced tax rate associated with The Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) and included a $56 million discrete tax benefit related to stock-based compensation awards that vested in the first quarter of 2018. First quarter 2017 income tax expense included an $81 million discrete tax benefit related to stock-based compensation awards that vested in the first quarter of 2017. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $1.47, or 28%, from the first quarter of 2017, driven primarily by higher operating income, lower tax rate and the benefit of share repurchases.

As Adjusted.    Operating income of $1,378 million increased $231 million from the first quarter of 2017, and operating margin of 44.1% increased 150 bps from the first quarter of 2017. Earnings per diluted common share increased $1.47, or 28%, from the first quarter of 2017.

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

	Three Months Ended
	March 31,
(in millions)	2018	2017
Operating income, GAAP basis	$1,375	$1,143
Non-GAAP expense adjustment:
PNC LTIP funding obligation	3	4
Operating income, as adjusted	1,378	1,147
Product launch costs and commissions	12	—
Operating income used for operating margin measurement	$1,390	$1,147
Revenue, GAAP basis	$3,583	$3,092
Non-GAAP adjustment:
Distribution and servicing costs	(432)	(401)
Revenue used for operating margin measurement	$3,151	$2,691
Operating margin, GAAP basis	38.4%	37.0%
Operating margin, as adjusted	44.1%	42.6%
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

Revenue used for operating margin, as adjusted, excludes distribution and servicing costs paid to third parties. Management believes such costs represent a benchmark for the amount of revenue passed through to external parties who distribute the Company’s products. BlackRock excludes from revenue used for operating margin, as adjusted, the costs related to distribution and servicing costs as a proxy for such offsetting revenue.

(2) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended
	March 31,
(in millions, except per share data)	2018	2017
Net income attributable to BlackRock, Inc., GAAP basis	$1,089	$859
Non-GAAP adjustments:
PNC LTIP funding obligation, net of tax	3	3
Net income attributable to BlackRock, Inc., as adjusted	$1,092	$862
Diluted weighted-average common shares outstanding (3)	162.9	164.9
Diluted earnings per common share, GAAP basis (3)	$6.68	$5.21
Diluted earnings per common share, as adjusted (3)	$6.70	$5.23

Management believes net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, are useful measures of BlackRock’s profitability and financial performance. Net income attributable to BlackRock, Inc., as adjusted, equals net income attributable to BlackRock, Inc., GAAP basis, adjusted for significant nonrecurring items and charges that ultimately will not impact BlackRock’s book value.

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

AUM and Net Inflows (Outflows) by Client Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2018	2017	2017	2018	2018
Retail	$638,363	$628,377	$564,333	$16,686	$41,953
iShares ETFs	1,767,925	1,752,239	1,413,335	34,649	215,509
Institutional:
Active	1,130,446	1,139,308	1,037,233	(7,088)	(156)
Index	2,324,327	2,316,807	2,013,905	10,378	47,216
Total institutional	3,454,773	3,456,115	3,051,138	3,290	47,060
Long-term	5,861,061	5,836,731	5,028,806	54,625	304,522
Cash management	454,784	449,949	388,935	2,674	56,639
Advisory(1)	1,139	1,515	2,736	(353)	(1,561)
Total	$6,316,984	$6,288,195	$5,420,477	$56,946	$359,600

AUM and Net Inflows (Outflows) by Investment Style
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2018	2017	2017	2018	2018
Active	$1,693,883	$1,696,005	$1,543,519	$5,513	$31,804
Index and iShares ETFs	4,167,178	4,140,726	3,485,287	49,112	272,718
Long-term	5,861,061	5,836,731	5,028,806	54,625	304,522
Cash management	454,784	449,949	388,935	2,674	56,639
Advisory(1)	1,139	1,515	2,736	(353)	(1,561)
Total	$6,316,984	$6,288,195	$5,420,477	$56,946	$359,600

AUM and Net Inflows (Outflows) by Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2018	2017	2017	2018	2018
Equity	$3,363,237	$3,371,641	$2,865,515	$26,514	$112,602
Fixed income	1,886,523	1,855,465	1,630,569	26,683	172,097
Multi-asset	476,697	480,278	411,565	(1,987)	16,793
Alternatives:
Core	101,563	98,533	90,914	1,533	1,309
Currency and commodities(2)	33,041	30,814	30,243	1,882	1,721
Subtotal	134,604	129,347	121,157	3,415	3,030
Long-term	5,861,061	5,836,731	5,028,806	54,625	304,522
Cash management	454,784	449,949	388,935	2,674	56,639
Advisory(1)	1,139	1,515	2,736	(353)	(1,561)
Total	$6,316,984	$6,288,195	$5,420,477	$56,946	$359,600

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares ETFs.

Component Changes in AUM for the Three Months Ended March 31, 2018

The following table presents the component changes in AUM by client type and product type for the three months ended March, 2018.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2017	(outflows)	change	impact(1)	2018	AUM(2)
Retail:
Equity	$233,218	$4,248	$(6,711)	$2,200	$232,955	$237,553
Fixed income	257,571	10,065	(2,188)	1,123	266,571	262,506
Multi-asset	120,855	2,035	(1,556)	267	121,601	122,671
Alternatives	16,733	338	63	102	17,236	17,131
Retail subtotal	628,377	16,686	(10,392)	3,692	638,363	639,861
iShares ETFs:
Equity	1,329,610	29,714	(17,345)	2,585	1,344,564	1,366,390
Fixed income	395,252	3,210	(5,754)	1,483	394,191	394,856
Multi-asset	3,761	48	(40)	(3)	3,766	3,792
Alternatives	23,616	1,677	91	20	25,404	24,852
iShares ETFs subtotal	1,752,239	34,649	(23,048)	4,085	1,767,925	1,789,890
Institutional:
Active:
Equity	137,185	(296)	(1,739)	1,320	136,470	139,478
Fixed income	570,050	(4,069)	(7,134)	4,725	563,572	567,142
Multi-asset	347,825	(4,110)	(3,161)	2,790	343,344	346,649
Alternatives	84,248	1,387	673	752	87,060	85,908
Active subtotal	1,139,308	(7,088)	(11,361)	9,587	1,130,446	1,139,177
Index:
Equity	1,671,628	(7,152)	(29,307)	14,079	1,649,248	1,687,392
Fixed income	632,592	17,477	(2,987)	15,107	662,189	643,857
Multi-asset	7,837	40	(112)	221	7,986	8,456
Alternatives	4,750	13	43	98	4,904	4,910
Index subtotal	2,316,807	10,378	(32,363)	29,505	2,324,327	2,344,615
Institutional subtotal	3,456,115	3,290	(43,724)	39,092	3,454,773	3,483,792
Long-term	5,836,731	54,625	(77,164)	46,869	5,861,061	5,913,543
Cash management	449,949	2,674	85	2,076	454,784	453,629
Advisory(3)	1,515	(353)	(14)	(9)	1,139	1,323
Total	$6,288,195	$56,946	$(77,093)	$48,936	$6,316,984	$6,368,495

(1) Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(2) Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

(3) Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the three months ended March 31, 2018.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2017	(outflows)	change	impact(1)	2018	AUM(2)
Active:
Equity	$311,209	$1,005	$(6,458)	$2,611	$308,367	$316,310
Fixed income	815,135	4,858	(9,222)	5,503	816,274	816,757
Multi-asset	468,679	(2,075)	(4,716)	3,057	464,945	469,320
Alternatives	100,982	1,725	736	854	104,297	103,039
Active subtotal	1,696,005	5,513	(19,660)	12,025	1,693,883	1,705,426
Index and iShares ETFs:
iShares ETFs:
Equity	1,329,610	29,714	(17,345)	2,585	1,344,564	1,366,390
Fixed income	395,252	3,210	(5,754)	1,483	394,191	394,856
Multi-asset	3,761	48	(40)	(3)	3,766	3,792
Alternatives	23,616	1,677	91	20	25,404	24,852
iShares ETFs subtotal	1,752,239	34,649	(23,048)	4,085	1,767,925	1,789,890
Non-ETF Index:
Equity	1,730,822	(4,205)	(31,299)	14,988	1,710,306	1,748,113
Fixed income	645,078	18,615	(3,087)	15,452	676,058	656,748
Multi-asset	7,838	40	(113)	221	7,986	8,456
Alternatives	4,749	13	43	98	4,903	4,910
Non-ETF Index subtotal	2,388,487	14,463	(34,456)	30,759	2,399,253	2,418,227
Index & iShares ETFs subtotal	4,140,726	49,112	(57,504)	34,844	4,167,178	4,208,117
Long-term	5,836,731	54,625	(77,164)	46,869	5,861,061	5,913,543
Cash management	449,949	2,674	85	2,076	454,784	453,629
Advisory(3)	1,515	(353)	(14)	(9)	1,139	1,323
Total	$6,288,195	$56,946	$(77,093)	$48,936	$6,316,984	$6,368,495

The following table presents component changes in AUM by product type for the three months ended March 31, 2018.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2017	(outflows)	change	impact(1)	2018	AUM(2)
Equity	$3,371,641	$26,514	$(55,102)	$20,184	$3,363,237	$3,430,813
Fixed income	1,855,465	26,683	(18,063)	22,438	1,886,523	1,868,361
Multi-asset	480,278	(1,987)	(4,869)	3,275	476,697	481,568
Alternatives:
Core	98,533	1,533	750	747	101,563	100,438
Currency and commodities(4)	30,814	1,882	120	225	33,041	32,363
Alternatives subtotal	129,347	3,415	870	972	134,604	132,801
Long-term	5,836,731	54,625	(77,164)	46,869	5,861,061	5,913,543
Cash management	449,949	2,674	85	2,076	454,784	453,629
Advisory(3)	1,515	(353)	(14)	(9)	1,139	1,323
Total	$6,288,195	$56,946	$(77,093)	$48,936	$6,316,984	$6,368,495

(1)  Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.
(4)	Amounts include commodity iShares ETFs.

AUM increased $28.8 billion to $6.3 trillion at March 31, 2018, driven by positive net inflows and the impact of foreign exchange movements, partially offset by net market depreciation.

Net market depreciation of $77.1 billion included $55.1 billion from equity products due to lower U.S. and global equity markets and $18.1 billion from fixed income across all strategies.

Long-term net inflows of $54.6 billion included $34.6 billion, $16.7 billion and $3.3 billion from iShares ETFs, retail clients and institutional clients, respectively. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $34.6 billion reflected strength in iShares Core ETFs. Equity net inflows of $29.7 billion were driven by both U.S. and international equity market exposures. Fixed income and commodity iShares generated $3.2 billion and $1.7 billion of net inflows, respectively.

•

Retail net inflows of $16.7 billion reflected net inflows of $8.7 billion in the United States and $8.0 billion internationally. Fixed income net inflows of $10.0 billion were diversified across the Company’s active platform, led by net inflows into unconstrained, emerging market and municipals categories. Equity net inflows of $4.2 billion reflected inflows into index mutual funds and international active equities. Multi-asset net inflows of $2.0 billion were largely due to inflows into the Multi-asset Income fund family.

•

Institutional index net inflows of $10.4 billion included fixed income net inflows of $17.5 billion, led by demand for liability-driven solutions, partially offset by equity net outflows of $7.2 billion.

•

Institutional active net outflows of $7.1 billion were driven by fixed income outflows of $4.1 billion linked to risk reallocation and cash repatriation planning, and multi-asset net outflows of $4.1 billion resulting from a single redemption associated with client M&A activity. Alternatives net inflows of $1.4 billion were led by inflows into hedge funds, private equity solutions and infrastructure offerings.

Cash management AUM increased 1% to $454.8 billion, driven by positive net inflows and the impact of foreign exchange movements.

AUM increased $48.9 billion due to the impact of foreign exchange movements, primarily resulting from the weakening of the U.S. dollar against the British pound, the Japanese yen and the Euro.

Component Changes in AUM for the Twelve Months Ended March 31, 2018

The following table presents the component changes in AUM by client type and product for the twelve months ended March 31, 2018.

	March 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2017	(outflows)	Acquisition(1)	change	impact(2)	2018	AUM(3)
Retail:
Equity	$208,181	$6,564	$-	$10,628	$7,582	$232,955	$225,294
Fixed income	230,003	29,775	-	1,974	4,819	266,571	249,258
Multi-asset	110,702	4,921	-	4,874	1,104	121,601	117,752
Alternatives	15,447	693	-	609	487	17,236	16,964
Retail subtotal	564,333	41,953	-	18,085	13,992	638,363	609,268
iShares ETFs:
Equity	1,052,409	159,538	-	117,376	15,241	1,344,564	1,233,739
Fixed income	337,904	50,358	-	(3,217)	9,146	394,191	377,467
Multi-asset	2,890	747	-	123	6	3,766	3,466
Alternatives	20,132	4,866	-	236	170	25,404	22,397
iShares ETFs subtotal	1,413,335	215,509	-	114,518	24,563	1,767,925	1,637,069
Institutional:
Active:
Equity	124,817	(9,214)	-	16,067	4,800	136,470	132,135
Fixed income	543,782	(3,477)	-	10,299	12,968	563,572	559,731
Multi-asset	290,729	11,736	-	25,551	15,328	343,344	325,522
Alternatives	77,905	799	3,264	2,806	2,286	87,060	83,120
Active subtotal	1,037,233	(156)	3,264	54,723	35,382	1,130,446	1,100,508
Index:
Equity	1,480,108	(44,286)	-	174,294	39,132	1,649,248	1,600,091
Fixed income	518,880	95,441	-	5,605	42,263	662,189	590,625
Multi-asset	7,244	(611)	-	1,062	291	7,986	7,952
Alternatives	7,673	(3,328)	-	243	316	4,904	6,374
Index subtotal	2,013,905	47,216	-	181,204	82,002	2,324,327	2,205,042
Institutional subtotal	3,051,138	47,060	3,264	235,927	117,384	3,454,773	3,305,550
Long-term	5,028,806	304,522	3,264	368,530	155,939	5,861,061	5,551,887
Cash management	388,935	56,639	-	1,104	8,106	454,784	427,375
Advisory(4)	2,736	(1,561)	-	(190)	154	1,139	2,159
Total	$5,420,477	$359,600	$3,264	$369,444	$164,199	$6,316,984	$5,981,421

(1)  Amount represents AUM acquired in the First Reserve Infrastructure business transaction in June 2017 (“First Reserve Transaction”).

(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the twelve months ended March 31, 2018.

	March 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2017	(outflows)	Acquisition(1)	change	impact(2)	2018	AUM(3)
Active:
Equity	$285,716	$(10,682)	$-	$23,688	$9,645	$308,367	$301,969
Fixed income	763,020	24,338	-	12,173	16,743	816,274	796,760
Multi-asset	401,431	16,657	-	30,425	16,432	464,945	443,274
Alternatives	93,352	1,491	3,264	3,415	2,775	104,297	100,084
Active subtotal	1,543,519	31,804	3,264	69,701	45,595	1,693,883	1,642,087
Index and iShares ETFs:
iShares ETFs:
Equity	1,052,409	159,538	-	117,376	15,241	1,344,564	1,233,739
Fixed income	337,904	50,358	-	(3,217)	9,146	394,191	377,467
Multi-asset	2,890	747	-	123	6	3,766	3,466
Alternatives	20,132	4,866	-	236	170	25,404	22,397
iShares ETFs subtotal	1,413,335	215,509	-	114,518	24,563	1,767,925	1,637,069
Non-ETF Index:
Equity	1,527,390	(36,254)	-	177,301	41,869	1,710,306	1,655,551
Fixed income	529,645	97,401	-	5,705	43,307	676,058	602,854
Multi-asset	7,244	(611)	-	1,062	291	7,986	7,952
Alternatives	7,673	(3,327)	-	243	314	4,903	6,374
Non-ETF Index subtotal	2,071,952	57,209	-	184,311	85,781	2,399,253	2,272,731
Index & iShares ETFs subtotal	3,485,287	272,718	-	298,829	110,344	4,167,178	3,909,800
Long-term	5,028,806	304,522	3,264	368,530	155,939	5,861,061	5,551,887
Cash management	388,935	56,639	-	1,104	8,106	454,784	427,375
Advisory(4)	2,736	(1,561)	-	(190)	154	1,139	2,159
Total	$5,420,477	$359,600	$3,264	$369,444	$164,199	$6,316,984	$5,981,421

The following table presents component changes in AUM by product type for the twelve months ended March 31, 2018.

	March 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2017	(outflows)	Acquisition(1)	change	impact(2)	2018	AUM(3)
Equity	$2,865,515	$112,602	$-	$318,365	$66,755	$3,363,237	$3,191,259
Fixed income	1,630,569	172,097	-	14,661	69,196	1,886,523	1,777,081
Multi-asset	411,565	16,793	-	31,610	16,729	476,697	454,692
Alternatives:
Core	90,914	1,309	3,264	3,379	2,697	101,563	97,643
Currency and commodities(5)	30,243	1,721	-	515	562	33,041	31,212
Alternatives subtotal	121,157	3,030	3,264	3,894	3,259	134,604	128,855
Long-term	5,028,806	304,522	3,264	368,530	155,939	5,861,061	5,551,887
Cash management	388,935	56,639	-	1,104	8,106	454,784	427,375
Advisory(4)	2,736	(1,561)	-	(190)	154	1,139	2,159
Total	$5,420,477	$359,600	$3,264	$369,444	$164,199	$6,316,984	$5,981,421

(1)  Amount represents AUM acquired in the First Reserve Transaction.

(2)  Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.
(5)	Amounts include commodity iShares ETFs.

AUM increased $896.5 billion, or 17%, to $6.3 trillion at March 31, 2018 from $5.4 trillion at March 31, 2017, driven by net market appreciation, positive net inflows, the impact of foreign exchange movements and AUM acquired in the First Reserve Transaction.

Net market appreciation of $369.4 billion was primarily driven by higher U.S. and global equity markets.

Long-term net inflows of $304.5 billion were comprised of net inflows of $215.5 billion, $47.1 billion and $41.9 billion from iShares ETFs, institutional clients and retail clients, respectively. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $215.5 billion were led by equity net inflows of $159.5 billion driven by both U.S. and international equity market exposures. Fixed income net inflows of $50.4 billion reflected inflows into treasury, emerging markets debt and corporate investment grade bond funds.

•	Institutional index net inflows of $47.2 billion were driven by fixed income net inflows of $95.4 billion, partially offset by equity net outflows of $44.3 billion.
•

Retail net inflows of $41.9 billion reflected net inflows of $22.7 billion in the United States and $19.2 billion internationally. Retail net inflows primarily reflected net inflows of $29.8 billion from fixed income products, led by unconstrained, emerging market, core, and municipal bond strategies, and $6.6 billion from equity products.

•

Institutional active net outflows of $0.2 billion reflected equity net outflows of $9.2 billion and fixed income net outflows of $3.5 billion, partially offset by multi-asset net inflows of $11.7 billion. Multi-asset net inflows were driven by ongoing demand for the LifePath® target-date series.  Equity net outflows were primarily from U.S. equity and global strategies.

Cash management AUM increased 17% to $454.8 billion, driven by $56.6 billion of net inflows.

AUM increased $164.2 billion due to the impact of foreign exchange movements, primarily due to the weakening of the U.S. dollar, largely against British pound and the Euro.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three months ended March 31, 2018 and 2017 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”).

Revenue

	Three Months Ended
	March 31,
(in millions)	2018	2017
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$438	$400
iShares ETFs	926	721
Non-ETF index	176	160
Equity subtotal	1,540	1,281
Fixed income:
Active	456	407
iShares ETFs	208	185
Non-ETF index	93	85
Fixed income subtotal	757	677
Multi-asset	296	272
Alternatives:
Core	178	144
Currency and commodities	25	22
Alternatives subtotal	203	166
Long-term	2,796	2,396
Cash management	151	127
Total base fees	2,947	2,523
Investment advisory performance fees:
Equity	18	15
Fixed income	3	10
Multi-asset	5	5
Alternatives	44	40
Total performance fees	70	70
Technology and risk management revenue	184	154
Distribution fees:
Retrocessions	192	155
12b-1 fees (U.S. mutual funds distribution fees)	108	122
Other	11	10
Total distribution fees	311	287
Advisory and other revenue
Advisory	21	24
Other	50	34
Advisory and other revenue	71	58
Total revenue	$3,583	$3,092

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Three Months Ended March 31,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)
	2018	2017	2018	2017
Equity:
Active	15%	16%	5%	6%
iShares ETFs	31%	29%	21%	18%
Non-ETF index	6%	6%	27%	28%
Equity subtotal	52%	51%	53%	52%
Fixed income:
Active	15%	16%	13%	14%
iShares ETFs	8%	7%	6%	6%
Non-ETF index	3%	3%	10%	10%
Fixed income subtotal	26%	26%	29%	30%
Multi-asset	10%	11%	8%	8%
Alternatives:
Core	6%	6%	2%	2%
Currency and commodities	1%	1%	1%	1%
Alternatives subtotal	7%	7%	3%	3%
Long-term	95%	95%	93%	93%
Cash management	5%	5%	7%	7%
Total excluding Advisory AUM	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Revenue increased $491 million, or 16%, from the first quarter of 2017, driven by growth in base fees, and technology and risk management revenue.

Investment advisory, administration fees and securities lending revenue of $2,947 million increased $424 million from $2,523 million in the first quarter of 2017, reflecting the impact of higher markets and organic growth on average AUM and the impact of foreign exchange movements, partially offset by previously announced pricing changes to select investment products. Securities lending revenue was $155 million in the current quarter compared with $141 million in the first quarter of 2017.

Technology and risk management revenue of $184 million increased $30 million from $154 million in the first quarter of 2017, reflecting ongoing demand for institutional Aladdin and expansion of digital wealth and distribution technologies, including Aladdin Risk for Wealth Management and Cachematrix.

Expense

	Three Months Ended
	March 31,
(in millions)	2018	2017
Expense, GAAP:
Employee compensation and benefits	$1,121	$1,021
Distribution and servicing costs:
Retrocessions	192	155
12b-1 costs	106	119
Other	134	127
Total distribution and servicing costs	432	401
Direct fund expense	261	206
General and administration:
Marketing and promotional	85	69
Occupancy and office related	74	65
Portfolio services	70	57
Technology	53	43
Professional services	32	25
Communications	10	8
Foreign exchange remeasurement	1	(11)
Contingent consideration fair value adjustments	6	(4)
Product launch costs	11	4
Other general and administration	41	40
Total general and administration expense	383	296
Amortization of intangible assets	11	25
Total expense, GAAP	$2,208	$1,949
Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	3	4
Expense, as adjusted:
Employee compensation and benefits	$1,118	$1,017
Distribution and servicing costs	432	401
Direct fund expense	261	206
General and administration	383	296
Amortization of intangible assets	11	25
Total expense, as adjusted	$2,205	$1,945

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

GAAP.   Expense increased $259 million from the first quarter of 2017, driven primarily by higher employee compensation and benefits expense, higher general and administration expense, and higher volume-related expense.

Employee compensation and benefits expense increased $100 million, or 10%, from the first quarter of 2017, primarily reflecting higher incentive compensation, driven primarily by higher operating income, and higher headcount, partially offset by $20 million of expense associated with the strategic repositioning of the active equity platform. Employees at March 31, 2018 totaled approximately 14,000 compared with approximately 13,000 at March 31, 2017.

Direct fund expense increased $55 million from the first quarter of 2017, reflecting higher average AUM.

As Adjusted.   Expense, as adjusted, increased $260 million, or 13%, to $2,205 million from $1,945 million in the first quarter of 2017. The increase in total expense, as adjusted, is driven primarily by higher employee compensation and benefits expense, higher general and administration expense, and higher volume-related expense.

Nonoperating Results

The summary and reconciliation of U.S. GAAP nonoperating income (expense) to nonoperating income (expense), as adjusted for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Nonoperating income (expense), GAAP basis(1)	$(16)	$(7)
Less: Net income (loss) attributable to noncontrolling interest (“NCI”)	5	9
Nonoperating income (expense), as adjusted, net of NCI(2)(3)	$(21)	$(16)

(1)	Amounts include a gain of $2 million and $33 million for the three months ended March 31, 2018 and 2017, respectively, attributable to consolidated variable interest entities (“VIEs”).
(2)	Net of income (loss) attributable to NCI.
(3)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three months ended March 31, 2018 and 2017.

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

First quarter 2017 interest expense included a “make-whole” redemption premium of $14 million related to the refinancing of $700 million of 6.25% notes, which were repaid prior to their September 2017 maturity.

The components of nonoperating income (expense), as adjusted, for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net gain (loss) on investments(1)(2)
Private equity	$1	$6
Real assets	5	1
Other alternatives(3)	3	14
Other investments(4)	1	21
Total net gain (loss) on investments(1)(2)	10	42
Interest and dividend income	15	7
Interest expense	(46)	(65)
Net interest expense	(31)	(58)
Nonoperating income (expense), as adjusted(1)(2)	$(21)	$(16)

(1)	Net of net income (loss) attributable to NCI. Amounts also include net gain (loss) on consolidated VIEs.
(2)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three months ended March 31, 2018 and 2017.

(3)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include net gains (losses) related to equity and fixed income investments.

Income Tax Expense

	GAAP		As Adjusted
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2018	2017	2018	2017
Operating income(1)	$1,375	$1,143	$1,378	$1,147
Total nonoperating income (expense)(1)(2)	(21)	(16)	(21)	(16)
Income before income taxes(2)	$1,354	$1,127	$1,357	$1,131
Income tax expense	$265	$268	$265	$269
Effective tax rate	19.6%	23.8%	19.6%	23.8%

(1)	See Non-GAAP Financial Measures for further information on and reconciliation of as adjusted items.
(2)	Net of net income (loss) attributable to NCI.

2018.  The three months ended March 31, 2018 income tax expense (GAAP) reflected a reduced tax rate associated with the 2017 Tax Act and included a $56 million discrete tax benefit related to stock-based compensation awards that vested in the first quarter of 2018.

2017.  The three months ended March 31, 2017 income tax expense (GAAP) included an $81 million discrete tax benefit related to stock-based compensation awards that vested in the first quarter of 2017.

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

Consolidated Sponsored Investment Funds

The Company consolidates certain sponsored investment funds accounted for as voting rights entities (“VREs”) and VIEs, (collectively, “Consolidated Sponsored Investment Funds”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2017 Form 10-K for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by Consolidated Sponsored Investment Funds to use in its operating activities. In addition, the Company cannot readily sell investments held by Consolidated Sponsored Investment Funds in order to obtain cash for use in the Company’s operations.

	March 31, 2018
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Funds(2)	As Adjusted
Assets
Cash and cash equivalents	$5,978	$—	$33	$5,945
Accounts receivable	2,677	—	—	2,677
Investments	2,050	—	70	1,980
Assets of consolidated VIEs:
Cash and cash equivalents	103	—	103	—
Investments	1,637	—	454	1,183
Other assets	113	—	113	—
Separate account assets and collateral held under securities lending agreements	170,118	170,118	—	—
Other assets(3)	2,746	—	—	2,746
Subtotal	185,422	170,118	773	14,531
Goodwill and intangible assets, net	30,595	—	—	30,595
Total assets	$216,017	$170,118	$773	$45,126
Liabilities
Accrued compensation and benefits	$788	$—	$—	$788
Accounts payable and accrued liabilities	1,421	—	—	1,421
Liabilities of consolidated VIEs	425	—	425	—
Borrowings	5,036	—	—	5,036
Separate account liabilities and collateral liabilities under securities lending agreements	170,118	170,118	—	—
Deferred income tax liabilities(4)	3,516	—	—	3,516
Other liabilities	2,130	—	(257)	2,387
Total liabilities	183,434	170,118	168	13,148
Equity
Total stockholders’ equity	31,978	—	—	31,978
Noncontrolling interests	605	—	605	—
Total equity	32,583	—	605	31,978
Total liabilities and equity	$216,017	$170,118	$773	$45,126

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts primarily represent the portion of assets and liabilities of Consolidated Sponsored Investment Funds attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)	Amount includes approximately $3.9 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of March 31, 2018 and December 31, 2017 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.   Cash and cash equivalents at March 31, 2018 and December 31, 2017 included $44 million and $63 million, respectively, of cash held by consolidated VREs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the three months ended March 31, 2018).

Accounts receivable at March 31, 2018 decreased $22 million from December 31, 2017. Investments were $2,677 million at March 31, 2018 (for more information see Investments herein). Goodwill and intangible assets decreased $14 million from December 31, 2017, primarily due to $11 million of amortization of intangible assets. Other assets (including property and equipment) increased $518 million from December 31, 2017, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities.

Liabilities.    Accrued compensation and benefits at March 31, 2018 decreased $1,365 million from December 31, 2017, primarily due to 2017 incentive compensation cash payments in the first quarter of 2018, partially offset by 2018 incentive compensation accruals. Accounts payable and accrued liabilities at March 31, 2018 increased $260 million from December 31, 2017 due to higher current income taxes payables and increased accruals.

Other liabilities increased $504 million from December 31, 2017, primarily related to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets) and other operating liabilities.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $2,050 million and $1,637 million, respectively, at March 31, 2018. Total Investments include consolidated investments held by sponsored investment funds accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	March 31,	December 31,
(in millions)	2018	2017
Investments, GAAP	$2,050	$1,981
Investments held by consolidated VIEs, GAAP	1,637	1,493
Total Investments	3,687	3,474
Investments held by consolidated VIEs	(1,637)	(1,493)
Investments held by consolidated VREs	(550)	(512)
Net interest in consolidated VREs	480	460
Net interest in consolidated VIEs(1)	1,183	1,225
Total Investments, as adjusted	3,163	3,154
Federal Reserve Bank stock	(91)	(91)
Deferred compensation investments	(34)	(56)
Hedged investments	(546)	(587)
Carried interest (VIEs/VREs)	(305)	(298)
Total “economic” investment exposure	$2,187	$2,122

(1)	Amount includes $273 million of carried interest (VIEs) as of March 31, 2018 and $266 million as of December 31, 2017, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(in millions)	2018	2017
Private equity	$329	$331
Real assets	326	313
Other alternatives(1)	173	236
Other investments(2)	1,359	1,242
Total “economic” investment exposure	$2,187	$2,122

(1)	Other alternatives include direct hedge fund strategies and hedge fund solutions.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as U.K. government securities, primarily held for regulatory purposes.

As adjusted investment activity for the three months ended March 31, 2018 was as follows:

(in millions)	2018
Total Investments, as adjusted, beginning balance	$3,154
Purchases/capital contributions	257
Sales/maturities	(258)
Distributions(1)	(16)
Market appreciation(depreciation)/earnings from equity method investments	7
Carried interest capital allocations/(distributions)	7
Other	12
Total Investments, as adjusted, ending balance	$3,163

(1)	Amount includes distributions representing return of capital and return on investments.

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Funds:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash, cash equivalents and restricted cash, December 31, 2017	$7,096	$207	$6,889
Cash flows from operating activities	(141)	(350)	209
Cash flows from investing activities	(53)	(57)	4
Cash flows from financing activities	(874)	347	(1,221)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	115	—	115
Net change in cash, cash equivalents and restricted cash	(953)	(60)	(893)
Cash, cash equivalents and restricted cash, March 31, 2018	$6,143	$147	$5,996

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

Cash inflows from investing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the three months ended March 31, 2018 were $4 million and primarily reflected $127 million of net proceeds from sales and maturities of certain investments, partially offset by $95 million of investment purchases and $33 million of purchases of property and equipment.

Cash outflows from financing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the three months ended March 31, 2018 were $1,221 million, primarily resulting from $719 million of share repurchases, including $335 million in open market transactions and $384 million of employee tax withholdings related to employee stock transactions, and $505 million of cash dividend payments.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
(in millions)	2018	2017
Cash and cash equivalents(1)	$5,978	$6,894
Cash and cash equivalents held by consolidated VREs(2)	(44)	(63)
Subtotal	5,934	6,831
Credit facility – undrawn	4,000	4,000
Total liquidity resources(3)	$9,934	$10,831

(1)

The percentage of cash and cash equivalents held by the Company’s U.S. subsidiaries was approximately 35% and 40% at March 31, 2018 and December 31, 2017, respectively.  See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)	Amount does not reflect year-end incentive compensation accruals, which are paid in the first quarter.

Total liquidity resources decreased $897 million during the three months ended March 31, 2018, primarily reflecting cash payments of 2017 year-end incentive awards, share repurchases of $719 million and cash dividend payments of $505 million, partially offset by cash flows from other operating activities.

A significant portion of the Company’s $3,163 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.  The Company repurchased 0.6 million common shares in open market transactions under the share repurchase program for approximately $335 million during the three months ended March 31, 2018. At March 31, 2018, there were 5.8 million shares still authorized to be repurchased.

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

At March 31, 2018 and December 31, 2017, the Company was required to maintain approximately $2.1 billion and $1.8 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2018 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2018 to extend the maturity date to March 2023 (the “2018 credit facility”). The 2018 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2018 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2018 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2018. The 2018 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At March 31, 2018, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2018 credit facility. At March 31, 2018, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At March 31, 2018, the principal amount of long-term borrowings outstanding was $5.1 billion. See Note 12, Borrowings, in the 2017 Form 10-K for more information on borrowings outstanding as of December 31, 2017.

During the three months ended March 31, 2018, the Company paid approximately $29 million of interest on long-term borrowings. Future principal repayments and interest requirements at March 31, 2018 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2018	$—	$147	$147
2019	1,000	175	1,175
2020	—	125	125
2021	750	109	859
2022	750	81	831
2023	—	68	68
Thereafter(1)	2,561	117	2,678
Total	$5,061	$822	$5,883

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using foreign exchange rates as of March 31, 2018.

Investment Commitments.    At March 31, 2018, the Company had $304 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Acquisition.  In November 2017, the Company announced that it had entered an agreement to acquire the asset management business of Citibanamex, a subsidiary of Citigroup Inc. The transaction is expected to close in the second half of 2018, subject to customary regulatory approvals and closing conditions. Consideration for the transaction will include an upfront cash payment of $350 million and contingent consideration.

Contingent Payments Related to Business Acquisitions.     In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products.  The fair value of the remaining aggregate contingent payments at March 31 2018 totaled $242 million, and is included in other liabilities on the condensed consolidated statements of financial condition.

Carried Interest Clawback.    As a general partner in certain investment funds, including private equity partnerships and certain hedge funds, the Company may receive carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a return as specified in the various partnership agreements. Therefore, BlackRock records carried interest subject to such clawback provisions in Total Investments, or cash/cash of consolidated VIEs to the extent that it is distributed, and as a deferred carried interest liability/other liabilities of consolidated VIEs on its condensed consolidated statements of financial condition. Carried interest is recorded as performance fees on BlackRock’s condensed consolidated statements of income when the fees are no longer probable of significant reversal.

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At March 31 2018, the Company indemnified certain of its clients for their securities lending loan balances of approximately $219 billion. The Company held, as agent, cash and securities totaling $232 billion as collateral for indemnified securities on loan at March 31, 2018. The fair value of these indemnifications was not material at March 31, 2018.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the condensed consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements and Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2017 Form 10-K for further information.

Consolidation.   In the normal course of business, the Company is the manager of various types of sponsored investment vehicles. The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. See Note 5, Consolidated Voting Rights Entities, in the notes to the condensed consolidated financial statements for more information. Investments that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity.

At March 31, 2018, BlackRock was determined to be the PB for certain investment funds that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company generally consolidates VIEs in which it holds an equity ownership interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%. See Note 6, Variable Interest Entities, in the notes to the condensed consolidated financial statements for more information.

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

Revenue Recognition.   Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects consideration to which the Company expects to be entitled in exchange for those services (the “transaction price”). The Company enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct. Consideration for the Company’s services is generally in the form of variable consideration because the amount of fees is subject to market conditions that are outside of the Company’s influence. The Company includes variable consideration as part of its transaction price when it is no longer probable of significant reversal, i.e. when the associated uncertainty is resolved. For some contracts with customers, the Company has discretion to involve a third party in providing services to the customer. Generally, the Company is deemed to be the principal in these arrangements because the Company controls the promised services before they are transferred to customers, and accordingly presents the revenue gross of related costs. Management judgment may be required when determining the following: whether services are considered distinct and should be accounted for separately; when variable consideration is no longer probable of significant reversal (and hence can be included in the transaction price); whether certain revenue should be presented gross or net of certain related costs; when a promised service transfers to the customer; and the applicable method of measuring progress for services transferred to the customer over time.

Investment advisory and administration fees are recognized as the services are performed over time. Such fees are primarily based on agreed-upon percentages of net asset value, AUM or committed capital. These fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. Investment advisory and administration fees for investment funds are shown net of fees waived pursuant to contractual expense limitations of the funds or voluntary waivers. In addition, the Company may contract with third parties to provide sub-advisory services on its behalf. The Company presents the investment advisory fees and associated costs to such advisors on a gross basis in the condensed consolidated statements of income where it is deemed to be the principal.

The Company earns revenue by lending securities on behalf of clients, primarily to highly rated banks and broker-dealers. Revenue is recognized over time as services are performed. The securities loaned are secured by collateral, generally ranging from 102% to 112% of the value of the loaned securities. Generally, the securities lending fees are shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed. For the three months ended March 31, 2018 and 2017, securities lending revenue earned by the Company totaled $155 million and $141 million, respectively, and is recorded in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

The Company receives investment advisory performance fees, including incentive allocations (carried interest) from certain actively managed investment funds and certain separately managed accounts. These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds, which may vary by product or account, and include monthly, quarterly, annually or longer measurement periods. A portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period.

The Company is allocated carried interest from certain alternative investment products upon exceeding performance thresholds. BlackRock may be required to reverse/return all, or part, of such carried interest allocations depending upon future performance of these funds. Therefore, carried interest subject to such clawback provisions is recorded in investments/investments of consolidated VIEs or cash/cash of consolidated VIEs to the extent that it is distributed, on its condensed consolidated statements of financial condition.

Performance fees, including carried interest, are recognized when it is determined that they are no longer probable of significant reversal (such as upon the sale of a fund’s investment or when the amount of AUM becomes known as of the end of a specified measurement period). Significant judgement is involved in making such determination. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest. These factors include but are not limited to whether: (1) the fees are dependent on the market and thus are highly susceptible to factors outside the Company’s influence; (2) the fees have a large number and a broad range of possible amounts; and (3) the funds or separately managed accounts have the ability to invest or reinvest its sales proceeds.

The Company records a contract liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At March 31, 2018 and December 31, 2017, the Company had $224 million and $219 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown. For the three months ended March 31, 2018 and 2017, performance fee revenue (which included recognized carried interest) both totaled $70 million. See Note 13, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three months ended March 31, 2018 and 2017.

Fees earned for technology and risk management revenue are recorded as services are performed and are generally determined using the value of positions on the Aladdin platform or on a fixed-rate basis. For the three months ended March 31, 2018 and 2017, technology and risk management revenue totaled $184 million and $154 million, respectively.

Adjustments to revenue arising from initial estimates recorded historically have been immaterial since the majority of BlackRock’s investment advisory and administration revenue is calculated based on AUM and since the Company does not record performance fee revenue until: (1) performance thresholds have been exceeded and (2) management determines the fees are no longer probable of significant reversal.

The Company accounts for fund distribution services and shareholder servicing as distinct services, separate from fund management services, because customers can benefit from each of the services on their own and because the services are separately identifiable (that is, the nature of the promised services is to transfer each service individually). The Company records upfront and ongoing sales commissions as distribution fee revenue for serving as the principal underwriter and/or distributor for certain mutual funds that it manages. The Company recognizes the upfront fees for front-end load funds on a trade date basis, when the services are performed and the amount the Company is entitled to is known. The on-going distribution fees are generally based on net asset values and are recognized when the amount is known. Distribution services are satisfied at a point in time. Consequently, a portion of the on-going distribution fees the Company recognized may be related to the services performed in prior periods that met the recognition criteria in the current period. The Company recognizes ongoing shareholder servicing fee revenue when and as shareholder services are performed over time. The Company contracts with third parties for various fund distribution services and shareholder servicing of certain funds to be performed on its behalf. These arrangements are generally priced as a portion of the fee paid to the Company by the fund or as an agreed-upon percentage of net asset value. The Company presents its distribution fees and distribution and servicing costs incurred on a gross basis in the condensed consolidated statements of income as it is deemed to be the principal in such transactions.

Accounting Developments

For accounting pronouncements that the Company adopted during the three months ended March 31, 2018 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2018, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At March 31, 2018, the Company had outstanding total return swaps with an aggregate notional value of approximately $546 million. At March 31, 2018, there were no outstanding interest rate swaps.

At March 31, 2018, approximately $2.2 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $2,187 million. See Balance Sheet Overview- Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk.    At March 31, 2018, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1,078 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $107.8 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At March 31, 2018, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1,109 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $23.9 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $968 million at March 31, 2018. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $96.8 million decline in the carrying value of such investments.

Other Market Risks.    The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At March 31, 2018, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $1.5 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In November 2015, BlackRock, Inc., BlackRock Realty Advisors, Inc. (“BRA”), BlackRock US Core Property Fund, Inc. (formerly known as BlackRock Granite Property Fund, Inc.) (“Granite Fund”), and certain other Granite Fund related entities (collectively, the “BlackRock Parties”) were named as defendants in thirteen lawsuits filed in the Superior Court of the State of California for the County of Alameda arising out of the June 16, 2015 collapse of a balcony at the Library Gardens apartment complex in Berkeley, California (the “Property”). The Property is indirectly owned by the Granite Fund, which is managed by BRA. The plaintiffs also named as defendants in the lawsuits Greystar, which manages the Property, and certain other non-BlackRock related entities, including the developer of the Property, building contractors and building materials suppliers. The plaintiffs alleged, among other things, that the BlackRock Parties were negligent in their ownership, control and maintenance of the Property’s balcony, and sought monetary, including punitive, damages. Additionally, on March 16, 2016, three former tenants of the Library Gardens apartment unit who were not physically injured but experienced the balcony collapse sued the BlackRock Parties for emotional damages. In November 2017, the BlackRock Parties settled all of the lawsuits relating to Library Gardens and the cases were formally dismissed in March and April 2018.

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

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the U.S. District Court for the Northern District of California by a former employee on behalf of all BlackRock employee 401(k) Plan (the “Plan”) participants and beneficiaries in the Plan from April 5, 2011, to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated with investment options managed by BlackRock. While the complaint does not contain any specific amount in alleged damages, it claims that the purported underperformance and hidden fees cost Plan participants more than $60 million. On October 10, 2017, the plaintiffs filed an Amended

Complaint, which, among other things, adds as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also includes a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the lending agent on terms that plaintiffs claim were excessive.  The defendants believe the claims in this lawsuit are without merit and are vigorously defending the action. BlackRock moved to dismiss the Amended Complaint on November 8, 2017.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	850,474	(1)	$565.70	188,538	6,178,635
February 1, 2018 through February 28, 2018	394,875	(1)	$537.61	386,740	5,791,895
March 1, 2018 through March 31, 2018	47,956	(1)	$541.37	33,879	5,758,016
Total	1,293,305		$556.22	609,157

_______________________

(1)

Includes purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards and purchases made by the Company as part of the publicly announced share repurchase program.

Item 6.    Exhibits

Exhibit No.	Description

10.1	Form of Performance-Based Stock Option Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan. +

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Denotes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: May 9, 2018		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer