Form 10-Q
period 2018-06-30
BlackRock Inc.
filed 2018-08-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, there were 159,583,889 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	June 30,	December 31,
(in millions, except shares and per share data)	2018	2017
Assets
Cash and cash equivalents	$6,599	$6,894
Accounts receivable	2,567	2,699
Investments	1,813	1,981
Assets of consolidated variable interest entities:
Cash and cash equivalents	125	144
Investments	1,883	1,493
Other assets	105	66
Separate account assets	126,533	149,937
Separate account collateral held under securities lending agreements	22,960	24,190
Property and equipment (net of accumulated depreciation of $728 and $658 at June 30, 2018 and December 31, 2017, respectively)	581	592
Intangible assets (net of accumulated amortization of $222 and $219 at June 30, 2018 and December 31, 2017, respectively)	17,367	17,389
Goodwill	13,215	13,220
Other assets	1,801	1,636
Total assets	$195,549	$220,241
Liabilities
Accrued compensation and benefits	$1,185	$2,153
Accounts payable and accrued liabilities	1,216	1,161
Liabilities of consolidated variable interest entities	467	369
Borrowings	4,994	5,014
Separate account liabilities	126,533	149,937
Separate account collateral liabilities under securities lending agreements	22,960	24,190
Deferred income tax liabilities	3,511	3,527
Other liabilities	1,813	1,626
Total liabilities	162,679	187,977
Commitments and contingencies (Note 12)
Temporary equity
Redeemable noncontrolling interests	686	416
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at June 30, 2018 and December 31, 2017;

Shares issued: 171,252,185 at June 30, 2018 and December 31, 2017;

Shares outstanding: 159,812,950 and 159,977,115 at June 30, 2018 and

December 31, 2017, respectively

Preferred stock (Note 17)	—	—
Additional paid-in capital	18,953	19,256
Retained earnings	18,138	16,939
Accumulated other comprehensive loss	(575)	(432)
Treasury stock, common, at cost (11,439,235 and 11,275,070 shares held at June 30, 2018 and December 31, 2017, respectively)	(4,388)	(3,967)
Total BlackRock, Inc. stockholders’ equity	32,130	31,798
Nonredeemable noncontrolling interests	54	50
Total permanent equity	32,184	31,848
Total liabilities, temporary equity and permanent equity	$195,549	$220,241

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
(in millions, except shares and per share data)	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$2,087	$1,877	$4,199	$3,645
Other third parties	857	790	1,692	1,545
Total investment advisory, administration fees and securities lending revenue	2,944	2,667	5,891	5,190
Investment advisory performance fees	91	48	161	118
Technology services revenue	198	158	382	312
Distribution fees	294	292	605	579
Advisory and other revenue	78	71	149	129
Total revenue	3,605	3,236	7,188	6,328
Expense
Employee compensation and benefits	1,082	998	2,203	2,019
Distribution and servicing costs	415	410	847	811
Direct fund expense	264	221	525	427
General and administration	393	345	776	641
Amortization of intangible assets	11	25	22	50
Total expense	2,165	1,999	4,373	3,948
Operating income	1,440	1,237	2,815	2,380
Nonoperating income (expense)
Net gain (loss) on investments	3	36	18	87
Interest and dividend income	19	13	34	20
Interest expense	(46)	(48)	(92)	(113)
Total nonoperating income (expense)	(24)	1	(40)	(6)
Income before income taxes	1,416	1,238	2,775	2,374
Income tax expense	338	374	603	642
Net income	1,078	864	2,172	1,732
Less:
Net income (loss) attributable to noncontrolling interests	5	10	10	19
Net income attributable to BlackRock, Inc.	$1,073	$854	$2,162	$1,713
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$6.67	$5.26	$13.42	$10.52
Diluted	$6.62	$5.20	$13.30	$10.41
Cash dividends declared and paid per share	$2.88	$2.50	$5.76	$5.00
Weighted-average common shares outstanding:
Basic	160,980,960	162,502,465	161,114,746	162,758,112
Diluted	162,161,937	164,149,861	162,532,637	164,544,760

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2018	2017	2018	2017
Net income	$1,078	$864	$2,172	$1,732
Other comprehensive income:
Foreign currency translation adjustments(1)	(272)	102	(135)	142
Other	(2)	—	(2)	(1)
Other comprehensive income (loss)	(274)	102	(137)	141
Comprehensive income	804	966	2,035	1,873
Less: Comprehensive income (loss) attributable to noncontrolling interests	5	10	10	19
Comprehensive income attributable to BlackRock, Inc.	$799	$956	$2,025	$1,854

(1)

Amounts for the three months ended June 30, 2018 and 2017 include a gain from a net investment hedge of $34 million (net of tax of $11 million) and a loss of $31 million (net of a tax benefit of $18 million), respectively. Amounts for the six months ended June 30, 2018 and 2017 include a gain from a net investment hedge of $18 million (net of tax of $6 million) and a loss of $38 million (net of tax benefit of $22 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2017	$19,258	$16,939	$(432)	$(3,967)	$31,798	$50	$31,848	$416
Net income	—	2,162	—	—	2,162	9	2,171	1
Dividends paid	—	(969)	—	—	(969)	—	(969)	—
Stock-based compensation	310	—	—	—	310	—	310	—
PNC preferred stock capital contribution	58	—	—	—	58	—	58	—
Retirement of preferred stock	(58)	—	—	—	(58)	—	(58)	—
Issuance of common shares related to employee stock transactions	(613)	—	—	619	6	—	6	—
Employee tax withholdings related to employee stock transactions	—	—	—	(405)	(405)	—	(405)	—
Shares repurchased	—	—	—	(635)	(635)	—	(635)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(5)	(5)	535
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(266)
Other comprehensive income (loss)	—	—	(137)	—	(137)	—	(137)	—
Adoption of new accounting pronouncements	—	6	(6)	—	—	—	—	—
June 30, 2018	$18,955	$18,138	$(575)	$(4,388)	$32,130	$54	$32,184	$686

(1)	Amounts include $2 million of common stock at both June 30, 2018 and December 31, 2017.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2016	$19,339	$13,650	$(716)	$(3,185)	$29,088	$52	$29,140	$194
Net income	—	1,713	—	—	1,713	2	1,715	17
Dividends paid	—	(854)	—	—	(854)	—	(854)	—
Stock-based compensation	290	—	—	—	290	—	290	—
PNC preferred stock capital contribution	193	—	—	—	193	—	193	—
Retirement of preferred stock	(193)	—	—	—	(193)	—	(193)	—
Issuance of common shares related to employee stock transactions	(592)	—	—	598	6	—	6	—
Employee tax withholdings related to employee stock transactions	—	—	—	(296)	(296)	—	(296)	—
Shares repurchased	—	—	—	(550)	(550)	—	(550)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(7)	(7)	256
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	14	14	(196)
Other comprehensive income (loss)	—	—	141	—	141	—	141	—
Adoption of new accounting pronouncement	3	(2)	—	—	1	—	1	—
June 30, 2017	$19,040	$14,507	$(575)	$(3,433)	$29,539	$61	$29,600	$271

(1)	Amounts include $2 million of common stock at both June 30, 2017 and December 31, 2016.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(in millions)	June 30,
	2018	2017
Cash flows from operating activities
Net income	$2,172	$1,732
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	107	125
Stock-based compensation	310	290
Deferred income tax expense (benefit)	2	171
Net (gains) losses within consolidated VIEs	12	(66)
Net (purchases) proceeds within consolidated VIEs	(531)	(122)
(Earnings) losses from equity method investees	(65)	(60)
Distributions of earnings from equity method investees	17	13
Changes in operating assets and liabilities:
Accounts receivable	78	(156)
Investments, trading	36	(128)
Other assets	(178)	(748)
Accrued compensation and benefits	(992)	(740)
Accounts payable and accrued liabilities	27	84
Other liabilities	292	785
Cash flows from operating activities	1,287	1,180
Cash flows from investing activities
Purchases of investments	(200)	(308)
Proceeds from sales and maturities of investments	161	64
Distributions of capital from equity method investees	12	18
Net consolidations (deconsolidations) of sponsored investment funds (VIEs/VREs)	(52)	(28)
Acquisition	—	(73)
Purchases of property and equipment	(63)	(55)
Cash flows from investing activities	(142)	(382)
Cash flows from financing activities
Proceeds from long-term borrowings	—	697
Repayments of long-term borrowings	—	(700)
Cash dividends paid	(969)	(854)
Repurchases of common stock	(1,040)	(846)
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	530	249
Other financing activities	6	(9)
Cash flows from financing activities	(1,473)	(1,463)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27)	102
Net increase (decrease) in cash, cash equivalents and restricted cash	(355)	(563)
Cash, cash equivalents and restricted cash, beginning of period	7,096	6,192
Cash, cash equivalents and restricted cash, end of period	$6,741	$5,629
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$94	$122
Income taxes (net of refunds)	$589	$626
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$613	$592
PNC preferred stock capital contribution	$58	$193
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(266)	$(182)

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.  Business Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm providing a broad range of investment and technology services to institutional and retail clients worldwide.

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective investment trusts and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, Cachematrix and FutureAdvisor, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

At June 30, 2018, The PNC Financial Services Group, Inc. (“PNC”) held 21.2% of the Company’s voting common stock and 21.7% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

The interim financial information at June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications.

Accounting Pronouncements Adopted in the Six Months Ended June 30, 2018

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

The Company adopted ASU 2014-09 effective January 1, 2018 on a full retrospective basis, which required the Company to recast 2016 and 2017 previously reported amounts. The most significant impact to the Company relates to the presentation of certain distribution costs, which were previously presented net against revenue (contra-revenue) and are now presented as an expense on a gross basis. Revenue recognition related to investment advisory, administration fees and securities lending revenue as well as performance fees remained unchanged, which represents a substantial portion of the Company’s revenue. However, under ASU 2014-09, the Company may recognize certain performance fees, including carried interest, earlier than under the prior revenue recognition guidance. The impact to the condensed consolidated statement of financial condition upon adoption was related to a change in timing of recognition for certain technology services revenue and related costs that resulted in an increase to other assets and other liabilities of $19 million and $25 million, respectively. The cumulative adjustment to retained earnings as of January 1, 2016 was a net decrease of $6 million.

The following table presents the impact of the adoption to the condensed consolidated statements of income for the three and six months ended June 30, 2017.

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
(in millions, except shares and per share data)	Previously Reported	Adoption of the New Revenue Standard Adjustment	Recast	Previously Reported	Adoption of the New Revenue Standard Adjustment	Recast
Total revenue	$2,965	$271	$3,236	$5,789	$539	$6,328
Total expense	1,723	276	1,999	3,400	548	3,948
Operating income	$1,242	$(5)	$1,237	$2,389	$(9)	$2,380
Income tax expense	$376	$(2)	$374	$645	$(3)	$642
Net income	$867	$(3)	$864	$1,738	$(6)	$1,732
Net income attributable to BlackRock, Inc.	$857	$(3)	$854	$1,719	$(6)	$1,713
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$5.27	$(0.01)	$5.26	$10.56	$(0.04)	$10.52
Diluted	$5.22	$(0.02)	$5.20	$10.45	$(0.04)	$10.41

Recognition and Measurement of Financial Instruments.  In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 amends guidance on the classification and measurement of financial instruments, including requiring an entity to measure substantially all equity securities (other than those accounted for under the equity method of accounting) at fair value through earnings. ASU 2016-01 also amends certain disclosures associated with the fair value of financial instruments. The Company adopted ASU 2016-01 using a modified retrospective approach on January 1, 2018. The reclassification of unrealized gains (losses) on equity securities within accumulated other comprehensive income (“AOCI”) to retained earnings was not material upon adoption.

Cash Flow Classification.  In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the consolidated statement of cash flows. The Company adopted ASU 2016-15 on January 1, 2018 retrospectively to all periods presented. The adoption of ASU 2016-15 did not have a material impact on the condensed consolidated statements of cash flows.

Restricted Cash. In November 2016, the FASB issued 2016-18, Restricted Cash (“ASU 2016-18”), which clarifies the classification and presentation of restricted cash in the statement of cash flows.  The Company adopted ASU 2016-18 on January 1, 2018 retrospectively to all periods presented.  The adoption of ASU 2016-18 did not have a material impact on the condensed consolidated statements of cash flows.  See Note 3, Cash, Cash Equivalents and Restricted Cash, for additional disclosures related to restricted cash.

Reclassifications from Accumulated Other Comprehensive Income.  In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted ASU 2018-02 prospectively on January 1, 2018. The adoption of ASU 2018-02 did not have a material impact on the condensed consolidated statement of financial condition.

Revenue Recognition

Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects consideration to which the Company expects to be entitled in exchange for those services. The Company enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct. Consideration for the Company’s services is generally in the form of variable consideration because the amount of fees is subject to market conditions that are outside of the Company’s influence. The Company includes variable consideration in revenue when it is no longer probable of significant reversal, i.e. when the associated uncertainty is resolved. For some contracts with customers, the Company has discretion to involve a third party in providing services to the customer. Generally, the Company is deemed to be the principal in these arrangements because the Company controls the promised services before they are transferred to customers, and accordingly presents the revenue gross of related costs.

Investment Advisory, Administration Fees and Securities Lending Revenue.   Investment advisory and administration fees are recognized as the services are performed over time and are primarily based on agreed-upon percentages of assets under management (“AUM”). Such fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. Investment advisory and administration fees for investment funds are shown net of fee waivers. In addition, the Company may contract with third parties to provide sub-advisory services on its behalf. The Company presents the investment advisory fees and associated costs to such third-party advisors on a gross basis where it is deemed to be the principal and on a net basis where it is deemed to be the agent.

The Company earns revenue by lending securities on behalf of clients, primarily to highly rated banks and broker-dealers. Revenue is recognized over time as services are performed. Generally, the securities lending fees are shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed.

Investment Advisory Performance Fees / Carried Interest.  The Company receives investment advisory performance fees, including incentive allocations (carried interest) from certain actively managed investment funds and certain separately managed accounts. These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds, which may vary by product or account, and include monthly, quarterly, annual or longer measurement periods.

The Company is allocated carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these funds. Therefore, carried interest subject to such clawback provisions is recorded in investments/investments of consolidated VIEs or cash/cash of consolidated VIEs to the extent that it is distributed, on its condensed consolidated statements of financial condition.

Performance fees, including carried interest, are recognized when it is determined that they are no longer probable of significant reversal (such as upon the sale of a fund’s investment or when the amount of AUM becomes known as of the end of a specified measurement period). Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition.  Significant judgement is involved in making such determination. Performance fees typically arise from investment management services that began in prior reporting periods.  Consequently, a portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest. These factors include but are not limited to whether: (1) the fees are dependent on the market and thus are highly susceptible to factors outside the Company’s influence; (2) the fees have a large number and a broad range of possible amounts; and (3) the funds or separately managed accounts have the ability to invest or reinvest its sales proceeds.

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown.

Technology services revenue. The Company offers investment management technology systems, risk management services, wealth management and digital distribution tools on a fee basis. Clients include banks, insurance companies, official institutions, pension funds, asset managers, retail distributors and other investors. Fees earned for technology services revenue are recorded as services are performed over time and are generally determined using the value of positions on the Aladdin platform or on a fixed-rate basis.

Distribution Fees. The Company accounts for fund distribution services and shareholder servicing as distinct services, separate from fund management services, because customers can benefit from each of the services on their own and because the services are separately identifiable (that is, the nature of the promised services is to transfer each service individually). The Company records upfront and ongoing sales commissions as distribution fee revenue for serving as the principal underwriter and/or distributor for certain managed mutual funds. Fund distribution services are satisfied at the point in time when an investor makes an investment in a share class of the managed mutual funds. Accordingly, the Company recognizes the upfront fees for front-end load funds on a trade date basis when the services are performed and the amount is known. However, the on-going distribution fees (e.g., 12b-1 fees) from the back-end load funds are based on net asset values over the investment period and are recognized when the amount is known. Consequently, a portion of the on-going distribution fees the Company recognized may be related to the services performed in prior periods that meet the recognition criteria in the current period. Generally, retail products offered outside of the United States do not generate a separate distribution fee as the quoted management fee rate is inclusive of these services. The Company recognizes ongoing shareholder servicing fee revenue as shareholder services are performed over time. On-going distribution fees are largely passed through as a distribution expense to third-party distributors who distribute the funds. The Company contracts with third parties for various fund distribution services and shareholder servicing of certain funds to be performed on its behalf. These arrangements are generally priced as a portion of the fee paid to the Company by the fund or as an agreed-upon percentage of net asset value. The Company presents its distribution fees and distribution and servicing costs incurred on a gross basis in the condensed consolidated statements of income.

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

Investments

Investments in Debt Securities. The Company classifies debt investments as available-for-sale, held-to-maturity or trading based on the Company’s intent to sell the security or, its intent and ability to hold the debt security to maturity.

Available-for-sale debt securities are those securities that are not classified as trading or held-to-maturity. Available-for-sale debt securities include certain investments in collateralized loan obligations (“CLOs”) and are carried at fair value on the condensed consolidated statements of financial condition with changes in fair value recorded in AOCI within stockholders’ equity in the period of the change. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from AOCI to nonoperating income (expense) on the condensed consolidated statements of income.

Held-to-maturity debt securities are purchased with the positive intent and ability to be held to maturity and are recorded at amortized cost on the condensed consolidated statements of financial condition.

Trading securities are those investments that are purchased principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the condensed consolidated statements of financial condition with changes in fair value recorded in nonoperating income (expense) on the condensed consolidated statements of income. Trading securities include certain investments in CLOs for which the fair value option is elected in order to reduce operational complexity of bifurcating embedded derivatives.

Investments in Equity Securities. Equity securities are generally carried at fair value on the condensed consolidated statements of financial condition with changes in the fair value recorded through net income (“FVTNI”) within nonoperating income (expense).  For nonmarketable equity securities, the Company generally elects to apply the practicality exception to apply fair value measurement, under which such securities will be measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded in the condensed consolidated statements of income. Dividends received are recorded as dividend income within nonoperating income (expense).

Equity Method. For equity investments where the Company does not control the investee, and where it is not the primary beneficiary (“PB”) of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company follows the equity method of accounting. The Company’s share of the investee’s underlying net income or loss is recorded as net gain (loss) on investments within nonoperating income (expense) and as other revenue for certain strategic investments since such companies are considered to be an extension of the Company’s core business. The Company’s share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the condensed consolidated statement of financial condition. Distributions received reduce the Company’s carrying value of the investee and the cost basis if deemed to be a return of capital.

Impairments of Investments. Management periodically assesses equity method, available-for-sale and held-to-maturity investments for other-than-temporary impairment (“OTTI”). If an OTTI exists, an impairment charge would be recorded for the excess of the carrying amount of the investment over its estimated fair value in the condensed consolidated statements of income.

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

In addition, for nonmarketable equity securities that are accounted for under the measurement alternative to fair value, the Company applies the impairment model that does not require the Company to consider whether the impairment is other-than-temporary.

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

A significant number of inputs used to value equity, debt securities and investments in CLOs is sourced from third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price. Annually, the Company’s internal valuation committee or other designated groups review both the valuation approaches, including the general assumptions and methods used to value various asset classes, and operational processes with these vendors. On a quarterly basis, meetings are held with key vendors to identify any significant changes to the vendors’ processes.

In addition, quotes obtained from brokers generally are nonbinding and categorized as Level 3 inputs. However, if the Company is able to determine that market participants have transacted for the asset in an orderly manner near the quoted price or if the Company can determine that the inputs used by the broker are observable, the quote is classified as a Level 2 input.

Investments Measured at Net Asset Values.    As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for certain investments. The inputs to value these investments may include the Company’s capital accounts for its partnership interests in various alternative investments, including hedge funds, real assets and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships generally are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information from third-party sources, including independent appraisals. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that could be used as an input to value these investments.

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

The Company may also use financial instruments designated as net investment hedges for accounting purposes to hedge net investments in international subsidiaries whose functional currency is not U.S. dollars. The gain or loss from revaluing accounting hedges of net investments in foreign operations at the spot rate is deferred and reported within AOCI on the condensed consolidated statements of financial condition. The Company reassesses the effectiveness of its net investment hedge on a quarterly basis.

Separate Account Assets and Liabilities.    Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom, and represent segregated assets held for purposes of funding individual and group pension contracts. The life insurance company does not underwrite any insurance contracts that involve any insurance risk transfer from the insured to the life insurance company. The separate account assets primarily include equity securities, debt securities, money market funds and derivatives. The separate account assets are not subject to general claims of the creditors of the Company. These separate account assets and the related equal and offsetting liabilities are recorded as separate account assets and separate account liabilities on the condensed consolidated statements of financial condition.

The net investment income attributable to separate account assets supporting individual and group pension contracts accrues directly to the contract owner and is not reported on the condensed consolidated statements of income. While the Company has no economic interest in these separate account assets and liabilities, the Company earns policy administration and management fees associated with these products, which are included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income. During the six months ended June 30, 2018 and 2017, the Company had not resold or repledged any of the collateral received under these arrangements. At June 30, 2018 and December 31, 2017, the fair value of loaned securities held by separate accounts was approximately $20.9 billion and $22.3 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $23.0 billion and $24.2 billion, respectively.

Recent Accounting Pronouncements Not Yet Adopted

Leases. In February 2016, the FASB issued ASU 2016-02, Leases, and several amendments (collectively, “ASU 2016-02”), which requires lessees to recognize assets and liabilities arising from most operating leases on the condensed consolidated statements of financial condition. The Company expects to record assets and liabilities for its current operating leases upon adoption of ASU 2016-02 and does not expect the adoption to have a material impact on its results of operations or cash flows.

In July 2018, the FASB issued ASU 2018-11, Targeted Improvements (“ASU 2018-11”), which provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

ASU 2016-02 and ASU 2018-11 are effective for the Company on January 1, 2019, and the Company intends to apply the practical expedients allowed by the standard upon transition, and is currently evaluating which transition method it will apply. See Note 13 of the 2017 Form 10-K for information on the Company’s operating lease commitments.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	June 30,	December 31,
(in millions)	2018	2017

Cash and cash equivalents	$6,599	$6,894
Cash and cash equivalents of consolidated VIEs	125	144
Restricted cash included in Other assets	17	58
Total cash, cash equivalents and restricted cash	$6,741	$7,096

4.  Investments

A summary of the carrying value of total investments is as follows:

June 30,
(in millions)	2018(1)
Debt securities:
Available-for-sale investments	$151
Held-to-maturity investments	125
Trading securities ($224 debt securities of consolidated sponsored investment funds)	249
Total debt securities	525
Equity securities at FVTNI ($235 equity securities of consolidated sponsored investment funds)	420
Equity method investments(2)	744
Federal Reserve Bank stock(3)	92
Carried interest(4)	32
Total investments	$1,813

(in millions)	December 31, 2017(1)
Available-for-sale investments	$103
Held-to-maturity investments	102
Trading investments:
Consolidated sponsored investment funds:
Debt securities	267
Equity securities	245
Other equity and debt securities	267
Deferred compensation plan mutual funds	56
Total trading investments	835
Equity method investments(2)	816
Cost method investments(3)	93
Carried interest(4)	32
Total investments	$1,981

(1)

Amounts at June 30, 2018 reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information. Amounts at December 31, 2017 reflect accounting guidance prior to ASU 2016-01.

(2)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(3)

Amounts include Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. At December 31, 2017, amount also includes other nonmarketable securities, which were immaterial. At June 30, 2018 and December 31, 2017, there were no indicators of impairment on these investments.

(4)

Carried interest of consolidated sponsor investment funds accounted for as voting rights entities (“VREs”) represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

Available-for-Sale Investments

At both June 30, 2018 and December 31, 2017, available-for-sale investments primarily included certain investments in CLOs.  The cost of these investments approximated carrying value. At June 30, 2018, $76 million of these investments mature between five to ten years and $75 million mature after ten years.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $125 million and $102 million at June 30, 2018 and December 31, 2017, respectively. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes and certain investments in CLOs. The amortized cost (carrying value) of these investments approximated fair value (a Level 2 input). At June 30, 2018, $11 million of these investments mature between five to ten years and $114 million mature after ten years.

Equity and Trading Debt Securities

A summary of the cost and carrying value of equity and trading debt securities is as follows:

	June 30, 2018(1)
(in millions)	Cost	Carrying Value
Trading debt securities:
Corporate debt	$170	$173
Government debt	31	29
Asset/mortgage-backed debt	48	47
Total debt securities	249	249
Equity securities at FVTNI:
Equity securities/multi-asset mutual funds	360	385
Deferred compensation plan mutual funds	21	35
Total equity securities at FVTNI	381	420
Total equity and trading debt securities	$630	$669

	December 31, 2017(1)
(in millions)	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$34	$56
Equity securities/multi-asset mutual funds	446	493
Debt securities
Corporate debt	152	157
Government debt	72	73
Asset/mortgage backed debt	56	56
Total trading investments	$760	$835

(1)

Amounts at June 30, 2018 reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information. Amounts at December 31, 2017 reflect accounting guidance prior to ASU 2016-01.

Other

In addition, the Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At June 30, 2018 and December 31, 2017, the Company’s investment in PennyMac is included in other assets on the condensed consolidated statements of financial condition. The carrying value and market value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $376 million and $306 million, respectively, at June 30, 2018 and approximately $342 million and $348 million, respectively, at December 31, 2017. The market value of the Company’s interest reflected the PennyMac stock price at June 30, 2018 and December 31, 2017, respectively (a Level 1 input). The estimated market value of the Company’s interest in the non-public units held of PennyMac is based on the stock price of the PennyMac public securities at June 30, 2018 and December 31, 2017. The Company performed an other-than-temporary impairment analysis as of June 30, 2018 and believes the shortfall of market value versus book value is temporary.

5.   Consolidated Voting Rights Entities

The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. The following table presents the amounts related to these consolidated VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these funds:

	June 30,	December 31,
(in millions)	2018	2017
Cash and cash equivalents	$70	$63
Investments:
Trading debt securities	224	267
Equity securities at FVTNI	235	245
Total investments	459	512
Other assets	14	13
Other liabilities	(33)	(37)
Noncontrolling interests ("NCI")	(94)	(91)
BlackRock’s net interests in consolidated VREs	$416	$460

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

Consolidated VIE assets and liabilities are presented after intercompany eliminations in the following table:

	June 30,	December 31,
(in millions)	2018	2017
Assets of consolidated VIEs:
Cash and cash equivalents	$125	$144
Investments:
Trading debt securities	913	475
Equity securities at FVTNI	403	440
Other investments	282	312
Carried interest	285	266
Other assets	105	66
Total investments and other assets	1,988	1,559
Liabilities of consolidated VIEs	(467)	(369)
Noncontrolling interests	(646)	(375)
BlackRock's net interests in consolidated VIEs	$1,000	$959

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017

Nonoperating net gain (loss) on consolidated VIEs	$(14)	$33	$(12)	$66

Net income (loss) attributable to NCI on consolidated VIEs	$6	$12	$11	$18

Nonconsolidated VIEs.    At June 30, 2018 and December 31, 2017, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)
At June 30, 2018	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$407	$33	$(7)	$457
At December 31, 2017
Sponsored investment products	$263	$15	$(7)	$295

(1)	At both June 30, 2018 and December 31, 2017, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $10 billion and $5 billion at June 30, 2018 and December 31, 2017, respectively.

7.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

June 30, 2018(1) (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(2)	Other Assets Not Held at Fair Value(3)	June 30, 2018
Assets:
Investments:
Equity securities at FVTNI:
Deferred compensation plan mutual funds	$35	$—	$—	$—	$—	$35
Equity securities/Multi-asset mutual funds	385	—	—	—	—	385
Total equity securities at FVTNI	420	—	—	—	—	420
Debt securities:
Available-for-sale	—	151	—	—	—	151
Trading securities	—	249	—	—	—	249
Held-to-maturity securities	—	—	—	—	125	125
Total debt securities	—	400	—	—	125	525
Equity method:
Equity and fixed income mutual funds	157	—	—	14	—	171
Other	—	—	—	570	3	573
Total equity method	157	—	—	584	3	744
Federal Reserve Bank Stock	—	—	—	—	92	92
Carried interest	—	—	—	—	32	32
Total investments	577	400	—	584	252	1,813
Investments of consolidated VIEs:
Equity securities at FVTNI	403	—	—	—	—	403
Trading debt securities	—	913	—	—	—	913
Private equity(4)	—	—	104	54	73	231
Other	—	—	—	51	—	51
Carried interest	—	—	—	—	285	285
Total investments of consolidated VIEs	403	913	104	105	358	1,883
Separate account assets	93,954	31,534	—	—	1,045	126,533
Separate account collateral held under securities lending agreements:
Equity securities	19,094	—	—	—	—	19,094
Debt securities	—	3,866	—	—	—	3,866
Total separate account collateral held under securities lending agreements	19,094	3,866	—	—	—	22,960
Total	$114,028	$36,713	$104	$689	$1,655	$153,189
Liabilities:
Separate account collateral liabilities under securities lending agreements	$19,094	$3,866	$—	$—	$—	$22,960
Other liabilities(5)(6)	—	27	223	—	—	250
Total	$19,094	$3,893	$223	$—	$—	$23,210

(1)	Amounts at June 30, 2018 reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information.
(2)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(4)	Level 3 amounts primarily include direct investments in private equity companies held by private equity funds.
(5)	Level 2 amount includes fair value of forward foreign currency exchange contracts (see Note 8, Derivatives and Hedging, for more information).
(6)	Level 3 amount includes contingent liabilities related to certain acquisitions (see Note 12, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2017(1) (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(2)	Other Assets Not Held at Fair Value(3)	December 31, 2017
Assets:
Investments
Available-for-sale	$7	$96	$—	$—	$—	$103
Held-to-maturity debt securities	—	—	—	—	102	102
Trading:
Deferred compensation plan mutual funds	56	—	—	—	—	56
Equity/Multi-asset mutual funds	493	—	—	—	—	493
Debt securities / fixed income mutual funds	2	284	—	—	—	286
Total trading	551	284	—	—	—	835
Equity method:
Equity and fixed income mutual funds	183	—	—	12	—	195
Other	—	—	—	609	12	621
Total equity method	183	—	—	621	12	816
Cost method investments	—	—	—	—	93	93
Carried interest	—	—	—	—	32	32
Total investments	741	380	—	621	239	1,981
Separate account assets	114,422	34,582	—	—	933	149,937
Separate account collateral held under securities lending agreements:
Equity securities	18,778	—	—	—	—	18,778
Debt securities	—	5,412	—	—	—	5,412
Total separate account collateral held under securities lending agreements	18,778	5,412	—	—	—	24,190
Investments of consolidated VIEs:
Trading:
Equity securities	440	—	—	—	—	440
Debt securities	—	475	—	—	—	475
Private / public equity(4)	6	2	116	59	76	259
Other	—	—	—	53	—	53
Carried interest	—	—	—	—	266	266
Total investments of consolidated VIEs	446	477	116	112	342	1,493
Total	$134,387	$40,851	$116	$733	$1,514	$177,601
Liabilities:
Separate account collateral liabilities under securities lending agreements	$18,778	$5,412	$—	$—	$—	$24,190
Other liabilities(5)	—	7	236	—	—	243
Total	$18,778	$5,419	$236	$—	$—	$24,433

(1)	Amounts at December 31, 2017 reflect accounting guidance prior to ASU 2016-01.
(2)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

Level 3 Assets.    Level 3 investments of consolidated VIEs of $104 million and $116 million at June 30, 2018 and December 31, 2017, respectively, related to direct investments in private equity companies held by consolidated private equity funds.

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

Level 3 assets may include investments in CLOs valued based on single-broker nonbinding quotes and direct private equity investments valued using the market or income approach as described above.

Level 3 Liabilities. Level 3 other liabilities primarily include recorded contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2018

(in millions)	March 31, 2018 (2)	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2018 (2)	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Debt securities:
Available-for-sale securities(4)	$26	$—	$—	$—	$—	$—	$(26)	$—
Trading securities	5	—	—	—	—	—	(5)	—
Total investments	31	—	—	—	—	—	(31)	—
Assets of consolidated VIEs - Private equity	116	—	—	(12)	—	—	—	104
Total Level 3 assets	$147	$—	$—	$(12)	$—	$—	$(31)	$104
Liabilities:
Other liabilities(5)	$242	$3	$—	$—	$(16)	$—	$—	$223	$3

(1)	Issuances and other settlements amount includes payment of a contingent liability in connection with a certain acquisition.
(2)	Amounts reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Amounts include investments in CLOs.
(5)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2018

(in millions)	December 31, 2017	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2018 (2)	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Debt securities:
Available-for-sale securities(4)	$—	$—	$26	$—	$—	$—	$(26)	$—
Trading securities	—	—	5	—	—	—	(5)	—
Total investments	—	—	31	—	—	—	(31)	—
Assets of consolidated VIEs - Private equity	116	—	—	(12)	—	—	—	104
Total Level 3 assets	$116	$—	$31	$(12)	$—	$—	$(31)	$104
Liabilities:
Other liabilities(5)	$236	$(3)	$—	$—	$(16)	$—	$—	$223	$(3)

(1) Issuances and other settlements amount includes payment of a contingent liability in connection with a certain acquisition.

(2) Amounts at June 30, 2018 reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information.

(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Amounts include investments in CLOs.
(5)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2017(1)

(in millions)	March 31, 2017	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements(2)	Transfers into Level 3	Transfers out of Level 3	June 30, 2017	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Available-for-sale securities(4)	$—	$—	$23	$—	$—	$—	$—	$23
Trading	—	—	4	—	—	—	—	4
Total investments	—	—	27	—	—	—	—	27
Assets of consolidated VIEs - Private equity	113	—	—	—	—	—	—	113
Total Level 3 assets	$113	$—	$27	$—	$—	$—	$—	$140
Liabilities:
Other liabilities(5)	$113	$3	$—	$—	$108	$—	$—	$218	$3

(1)	Amounts reflect accounting guidance prior to ASU 2016-01.
(2)

Issuance and other settlements amount includes a contingent liability in connection with the acquisition of the equity infrastructure franchise of First Reserve in June 2017 (“First Reserve Transaction”).

(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Amounts include investments in CLOs.
(5)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2017(1)

(in millions)	December 31, 2016	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements(2)	Transfers into Level 3	Transfers out of Level 3(3)	June 30, 2017	Total Net Unrealized Gains (Losses) Included in Earnings(4)
Assets:
Investments:
Available-for-sale securities(5)	$24	$—	$23	$—	$—	$—	$(24)	$23
Trading	7	—	4	—	—	—	(7)	4
Total investments	31	—	27	—	—	—	(31)	27
Assets of consolidated VIEs - Private equity	112	1	—	—	—	—	—	113	$1
Total Level 3 assets	$143	$1	$27	$—	$—	$—	$(31)	$140
Liabilities:
Other liabilities(6)	$115	$5	$—	$—	$108	$—	$—	$218	$5

(1)	Amounts reflect accounting guidance prior to ASU 2016-01.
(2)	Issuance and other settlements amount includes a contingent liability related to the First Reserve Transaction.
(3)	Amounts include transfers out of Level 3 due to availability of observable market inputs from pricing vendors.
(4)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(5)	Amounts include investments in CLOs.
(6)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At June 30, 2018 and December 31, 2017, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	June 30, 2018		December 31, 2017
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(5):
Cash and cash equivalents	$6,599	$6,599	$6,894	$6,894	Level 1	(1) (2)
Cash and cash equivalents of consolidated VIEs	125	125	144	144	Level 1	(1) (2)
Other assets	23	23	70	70	Level 1	(1) (3)

Financial Liability:
Long-term borrowings	4,994	5,065	5,014	5,225	Level 2	(4)

(1)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(2)

At June 30, 2018 and December 31, 2017, approximately $196 million and $163 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. In addition, at June 30, 2018 and December 31, 2017, approximately $13 million and $14 million, respectively, of money market funds were recorded within cash and cash equivalents of consolidated VIEs.  Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(3)	Other assets primarily include restricted cash.
(4)

Long-term borrowings are recorded at amortized cost net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of June 2018 and December 2017, respectively. See Note 11, Borrowings, for the fair value of each of the Company’s long-term borrowings.

(5)	See Note 4, Investments, for further information on investments not held at fair value.

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

June 30, 2018
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$147	$77	Daily/Monthly (34%) Quarterly (21%) N/R (45%)	1 – 90 days
Private equity funds	(b)	106	86	N/R	N/R
Real assets funds	(c)	317	83	Quarterly (75%) N/R (25%)	60 days
Other		14	17	Daily/Monthly (81%) N/R (19%)	3 – 5 days
Consolidated VIEs:
Private equity funds of funds	(d)	54	18	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	48	43	N/R	N/R
Total		$689	$324

December 31, 2017
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$230	$48	Daily/Monthly (21%) Quarterly (49%) N/R (30%)	1 – 90 days
Private equity funds	(b)	94	86	N/R	N/R
Real assets funds	(c)	282	69	Quarterly (83%) N/R (17%)	60 days
Other		15	14	Daily (80%) N/R (20%)	5 days
Consolidated VIEs:
Private equity funds of funds	(d)	59	20	N/R	N/R
Hedge fund	(a)	19	—	Quarterly	90 days
Real assets funds	(c)	34	49	N/R	N/R
Total		$733	$286

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. It was estimated that the investments in the funds that are not subject to redemption will be liquidated over a weighted-average period of seven years at both June 30, 2018 and December 31, 2017.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. It was estimated that the investments in these funds will be liquidated over a weighted-average period of approximately six years at both June 30, 2018 and December 31, 2017.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. It is estimated that the investments in these funds not subject to redemptions will be liquidated over a weighted-average period of approximately eight years at both June 30, 2018 and December 31, 2017. The total remaining unfunded commitments to real assets funds were $125 million and $117 million at June 30, 2018 and December 31, 2017, respectively. The Company had contractual obligations to the real assets funds of $111 million at June 30, 2018 and $98 million at December 31, 2017.

(d)  This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. It is estimated that the underlying assets of these funds will be liquidated over a weighted-average period of approximately five years at both June 30, 2018 and December 31, 2017. The total remaining unfunded commitments to other third-party funds were $18 million and $20 million at June 30, 2018 and December 31, 2017, respectively. The Company had contractual obligations to the consolidated funds of $23 million at both June 30, 2018 and December 31, 2017.

8.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At June 30, 2018 and December 31, 2017, the Company had outstanding total return swaps with aggregate notional values of approximately $602 million and approximately $587 million, respectively.

At both June 30, 2018 and December 31, 2017, the Company had a derivative providing credit protection of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The fair values of the outstanding total return swaps and the credit default swap were not material to the condensed consolidated statement of financial condition at both June 30, 2018 and December 31, 2017.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At June 30, 2018 and December 31, 2017, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.2 billion and $1.5 billion, respectively. The fair value of the outstanding forward foreign currency exchange contracts was $20 million at June 30, 2018 and was not material at December 31, 2017.

The following table presents gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(in millions)		2018	2017	2018	2017
Derivative Instruments	Statement of Income Classification	Gains (Losses)		Gains (Losses)

Total return swaps	Nonoperating income (expense)	$2	$(30)	$7	$(64)
Interest rate swaps	Nonoperating income (expense)	—	(2)	—	(2)
Forward foreign currency exchange contracts	Other general and administration expense	(93)	25	(63)	29
Total gain (loss) from derivative instruments		$(91)	$(7)	$(56)	$(37)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three months and six months ended June 30, 2018 and 2017.

See Note 12, Borrowings, in the 2017 Form 10-K for more information on the Company’s net investment hedge.

9.  Goodwill

Goodwill activity during the six months ended June 30, 2018 was as follows:

(in millions)
December 31, 2017	$13,220
Goodwill adjustments related to Quellos (1)	(5)
June 30, 2018	$13,215

(1)

The decrease in goodwill during the six months ended June 30, 2018 resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $153 million and $168 million at June 30, 2018 and December 31, 2017, respectively.

10.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2017	$17,178	$211	$17,389
Amortization expense	—	(22)	(22)
June 30, 2018	$17,178	$189	$17,367

11.  Borrowings

Short-Term Borrowings

2018 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2018 to extend the maturity date to March 2023 (the “2018 credit facility”). The 2018 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2018 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2018 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2018. The 2018 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At June 30, 2018, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2018 credit facility. At June 30, 2018, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices and foreign exchange rates at June 30, 2018 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
5.00% Notes due 2019	$1,000	$—	$1,000	$1,030
4.25% Notes due 2021	750	(2)	748	774
3.375% Notes due 2022	750	(4)	746	752
3.50% Notes due 2024	1,000	(5)	995	1,006
1.25% Notes due 2025	817	(5)	812	829
3.20% Notes due 2027	700	(7)	693	674
Total Long-term Borrowings	$5,017	$(23)	$4,994	$5,065

See Note 12, Borrowings, in the 2017 Form 10-K for more information regarding the Company’s borrowings.

12.  Commitments and Contingencies

Investment Commitments.   At June 30, 2018, the Company had $320 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Contingencies

Contingent Payments Related to Business Acquisitions.  In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at June 30, 2018 totaled $223 million, and is included in other liabilities on the condensed consolidated statements of financial condition.

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

On May 27, 2014, certain investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the U.S. District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. The Consolidated Complaint, which purports to be brought derivatively on behalf of the Funds, alleges that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On February 24, 2015, the same plaintiffs filed another complaint in the same court against BlackRock Investment Management, LLC and BlackRock Advisors, LLC.  On June 13, 2018, the court granted in part and denied in part the defendants’ motion for summary judgment. On July 25, 2018, the plaintiffs served a pleading that supplemented the time period of their alleged damages to run through the date of trial. The lawsuits seek, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by the defendants beginning twelve months preceding the start of each lawsuit and ending on the date of judgment, along with purported lost investment returns on those amounts, plus interest. The defendants believe the claims in both lawsuits are without merit and are vigorously defending the actions. The trial on the remaining issues is scheduled to begin on August 20, 2018.

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

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the U.S. District Court for the Northern District of California by a former employee on behalf of all BlackRock employee 401(k) Plan (the “Plan”) participants and beneficiaries in the Plan from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated with investment options managed by BlackRock. While the complaint does not contain any specific amount in alleged damages, it claims that the purported underperformance and hidden fees cost Plan participants more than $60 million. On October 10, 2017, the plaintiffs filed an Amended Complaint, which, among other things, adds as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also includes a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the lending agent on terms that plaintiffs claim were excessive.  The defendants believe the claims in this lawsuit are without merit and are vigorously defending the action. BlackRock moved to dismiss the Amended Complaint on November 8, 2017. On July 13, 2018, the plaintiffs sought leave of the court to file a Second Amended Complaint to add additional defendants and additional allegations regarding BTC’s securities lending services and fees. On August 3, 2018, the defendants opposed the plaintiffs’ request to file a Second Amended Complaint.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At June 30, 2018, the Company indemnified certain of its clients for their securities lending loan balances of approximately $213 billion. The Company held, as agent, cash and securities totaling $227 billion as collateral for indemnified securities on loan at June 30, 2018. The fair value of these indemnifications was not material at June 30, 2018.

13.  Revenue

The table below presents the Company’s revenue for the three and six months ended June 30, 2018 and 2017, respectively, and disaggregates investment advisory, administration fees and securities lending revenue and performance fees by product type and investment style. See Note 2, Significant Accounting Policies, for further information on the Company’s revenue recognition and the adoption of ASU 2014-09.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$426	$411	$864	$811
iShares ETFs	911	776	1,837	1,497
Non-ETF index	187	175	363	335
Equity subtotal	1,524	1,362	3,064	2,643
Fixed income:
Active	458	424	914	831
iShares ETFs	207	200	415	385
Non-ETF index	101	84	194	169
Fixed income subtotal	766	708	1,523	1,385
Multi-asset	295	282	591	554
Alternatives:
Core	176	156	354	300
Currency and commodities	26	22	51	44
Alternatives subtotal	202	178	405	344
Long-term	2,787	2,530	5,583	4,926
Cash management	157	137	308	264
Total base fees	2,944	2,667	5,891	5,190
Investment advisory performance fees:
Equity	43	12	61	27
Fixed income	(1)	1	2	11
Multi-asset	9	7	14	12
Alternatives	40	28	84	68
Total performance fees	91	48	161	118
Technology services revenue	198	158	382	312
Distribution fees:
Retrocessions	181	160	373	315
12b-1 fees (U.S. mutual funds distribution fees)	103	121	211	243
Other	10	11	21	21
Total distribution fees	294	292	605	579
Advisory and other revenue
Advisory	33	25	54	49
Other	45	46	95	80
Advisory and other revenue	78	71	149	129
Total revenue	$3,605	$3,236	$7,188	$6,328

The table below presents the investment advisory, administration fees and securities lending revenue by client type, investment style and product type, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017

Investment advisory, administration fees and securities lending revenue by client type:
Retail	$858	$807	$1,713	$1,583
iShares ETFs	1,143	998	2,301	1,923
Institutional:
Active	511	476	1,038	934
Index	275	249	531	486
Total institutional	786	725	1,569	1,420
Long-term	2,787	2,530	5,583	4,926
Cash management	157	137	308	264
Total	$2,944	$2,667	$5,891	$5,190

Investment advisory, administration fees and securities lending revenue by investment style:
Active	$1,352	$1,267	$2,717	$2,487
Index and iShares ETFs	1,435	1,263	2,866	2,439
Long-term	2,787	2,530	5,583	4,926
Cash management	157	137	308	264
Total	$2,944	$2,667	$5,891	$5,190

Investment advisory, administration fees and securities lending revenue by product type:
Equity	$1,524	$1,363	$3,064	$2,644
Fixed income	766	707	1,523	1,384
Multi-asset	295	282	591	554
Alternatives	202	178	405	344
Long-term	2,787	2,530	5,583	4,926
Cash management	157	137	308	264
Total	$2,944	$2,667	$5,891	$5,190

Investment advisory and administration fees

The table below presents estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2018:

	Remainder of
(in millions)	2018	2019	2020	2021	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$43	$75	$64	$52	$52	$286

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at June 30, 2018. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, (2) variable consideration related to future service periods, and (3) the comparative prior period as of June 30, 2017.

Investment advisory performance fees / Carried interest

The table below presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Beginning balance	$224	$151	$219	$152
Net increase (decrease) in unrealized allocations	22	20	27	31
Performance fee revenue recognized that was included in the beginning balance	(4)	(2)	(4)	(14)
Ending balance	$242	$169	$242	$169

Technology services revenue

The table below presents estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2018:

	Remainder of
(in millions)	2018	2019	2020	2021	Thereafter	Total
Technology services revenue(1)(2)	$15	$27	$23	$17	$14	$96

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, (2) variable consideration related to future service periods, and (3) the comparative prior period as of June 30, 2017.

In addition to amounts disclosed in the table above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed.  As of June 30, 2018, the estimated fixed minimum fees for the remainder of 2018 for currently outstanding contracts approximated $258 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three and six months ended June 30, 2018 and 2017, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Beginning balance	$66	$46	$62	$42
Additions	8	12	20	20
Revenue recognized that was included in the beginning balance	(10)	(6)	(18)	(10)
Ending balance	$64	$52	$64	$52

14.  Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the six months ended June 30, 2018 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2017	2,608,668	$342.79
Granted	774,951	$565.29
Converted	(1,173,991)	$337.47
Forfeited	(23,861)	$428.07
June 30, 2018(1)	2,185,767	$423.70

(1)	At June 30, 2018, approximately 2.0 million awards are expected to vest and 0.2 million awards have vested but have not been converted.

In January 2018, the Company granted 527,337 RSUs or shares of restricted stock to employees as part of 2017 annual incentive compensation that vest ratably over three years from the date of grant and 209,201 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2021. The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during the six months ended June 30, 2018 was $438 million.

At June 30, 2018, the intrinsic value of outstanding RSUs was $1.1 billion, reflecting a closing stock price of $499.04.

At June 30, 2018, total unrecognized stock-based compensation expense related to unvested RSUs was $476 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.3 years.

Performance-Based RSUs.

Performance-based RSU activity for the six months ended June 30, 2018 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2017	903,525	$335.12
Granted	199,068	$566.44
Additional shares granted due to attainment of performance measures	23,376	$343.86
Converted	(269,648)	$343.86
Forfeited	(2,115)	$296.12
June 30, 2018	854,206	$386.60

In January 2018, the Company granted 199,068 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2021. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2018, the Company granted 23,376 additional RSUs to certain employees based on the attainment of Company performance measures during the performance period.

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the six months ended June 30, 2018 was $121 million.

At June 30, 2018, the intrinsic value of outstanding performance-based RSUs was $426 million, reflecting a closing stock price of $499.04.

At June 30, 2018, total unrecognized stock-based compensation expense related to unvested performance-based awards was $174 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.5 years.

See Note 14, Stock-Based Compensation, in the 2017 Form 10-K for more information on performance-based RSUs.

Market Performance-based RSUs.

Market performance-based RSUs activity for the six months ended June 30, 2018 is summarized below.

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2017	286,336	$195.33
Converted	(286,336)	$195.33
June 30, 2018	—	$—

See Note 14, Stock-Based Compensation, in the 2017 Form 10-K for more information on market performance-based RSUs.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”), including performance-based and market performance-based RSUs. The current share surrender agreement commits PNC to provide BlackRock Series C nonvoting participating preferred stock to fund the remaining committed shares. As of June 30, 2018, 3.9 million shares had been surrendered by PNC, including 103,064 shares in the first quarter of 2018.

At June 30, 2018, the available remaining shares committed by PNC were 0.1 million.

Performance-based Stock Options.

Stock option activity for the six months ended June 30, 2018 is summarized below.

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2017	2,147,562	$513.50
Forfeited	(41,080)	$513.50
June 30, 2018	2,106,482	$513.50

At June 30, 2018, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $183 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 5.4 years.

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

At June 30, 2018, the Company was required to maintain approximately $1.9 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

16.  Accumulated Other Comprehensive Income (Loss)

The following tables present changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2018 and 2017:

(in millions)	Foreign currency translation adjustments(1)	Other(2)	Total
For the Three Months Ended June 30, 2018
March 31, 2018	$(305)	$4	$(301)
Net other comprehensive income (loss) for the three months ended June 30, 2018	(272)	(2)	(274)
June 30, 2018	$(577)	$2	$(575)
For the Six Months Ended June 30, 2018
December 31, 2017	$(436)	$4	$(432)
Net other comprehensive income (loss) for the six months ended June, 2018	(135)	(2)	(137)
Reclassification as a result of adoption of ASU 2018-02	(6)	—	(6)
June 30, 2018	$(577)	$2	$(575)

(1)	Amounts for the three and six months ended June 30, 2018 include gains from a net investment hedge of $34 million (net of tax of $11 million) and $18 million (net of tax of $6 million), respectively.

(2)  Other includes amounts related to benefit plans and available-for-sale investments, which are presented net of tax. Amounts reclassified from AOCI to net income were not material for the three and six months ended June 30, 2018.

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

(1) Amounts for the three and six months ended June 30, 2017 includes losses from a net investment hedge of $31 million (net of a tax benefit of $18 million) and $38 million (net of a tax benefit of $22 million), respectively.

(2) Other includes amounts related to benefit plans and available-for-sale investments, which are presented net of tax. Amounts reclassified from AOCI to net income were not material for the three and six months ended June 30, 2017.

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

Share Repurchases.  The Company repurchased 1.2 million common shares in open market transactions under the share repurchase program for approximately $635 million during the six months ended June 30, 2018. At June 30, 2018, there were 5.2 million shares still authorized to be repurchased.

PNC Capital Contribution. During the three months ended March 31, 2018, PNC surrendered to BlackRock 103,064 shares of BlackRock Series C Preferred to fund certain LTIP awards.

18. Income Taxes

On December 22, 2017, The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act significantly revises the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) requiring companies to pay a one-time tax on certain unrepatriated earnings of foreign subsidiaries, (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (4) creating new taxes on certain earnings of controlled foreign corporations, and (5) creating a new limitation on deductible net interest expense. BlackRock’s results in 2017 included a $1.2 billion net tax benefit related to the 2017 Tax Act. The Company has not made any additional measurement-period adjustments during the six months ended June 30, 2018. The Company may record adjustments to the provisional amounts during the measurement period as additional guidance from the U.S. Department of the Treasury is provided, as changes in the Company’s assumptions occur, and as further information and interpretations become available. For further information on the 2017 Tax Act, see Note 21, Income Taxes, in the consolidated financial statements included in the 2017 Form 10-K.

The three and six months ended June 30, 2018 income tax expense reflected a reduced tax rate associated with the 2017 Tax Act. The six months ended June 30, 2018 income tax expense also included a discrete tax benefit of $58 million related to stock-based compensation awards that vested in 2018.

The six months ended June 30, 2017 income tax expense included a discrete tax benefit of $81 million related to stock-based compensation awards that vested in 2017.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2018 and 2017 under the treasury stock method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2018	2017	2018	2017
Net income attributable to BlackRock	$1,073	$854	$2,162	$1,713
Basic weighted-average shares outstanding	160,980,960	162,502,465	161,114,746	162,758,112
Dilutive effect of nonparticipating RSUs and stock options	1,180,977	1,647,396	1,417,891	1,786,648
Total diluted weighted-average shares outstanding	162,161,937	164,149,861	162,532,637	164,544,760
Basic earnings per share	$6.67	$5.26	$13.42	$10.52
Diluted earnings per share	$6.62	$5.20	$13.30	$10.41

20.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three and six months ended June 30, 2018 and 2017 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
Revenue	2018	2017	2018	2017
Americas	$2,337	$2,116	$4,661	$4,159
Europe	1,082	965	2,175	1,871
Asia-Pacific	186	155	352	298
Total revenue	$3,605	$3,236	$7,188	$6,328

See Note 13, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at June 30, 2018 and December 31, 2017 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	June 30,	December 31,
Long-lived Assets	2018	2017
Americas	$13,548	$13,560
Europe	165	168
Asia-Pacific	83	84
Total long-lived assets	$13,796	$13,812

Americas primarily is comprised of the United States and Canada, while Europe primarily is comprised of the United Kingdom and Luxembourg. Asia-Pacific primarily is comprised of Hong Kong, Australia, Japan and Singapore.

21.  Subsequent Events

In August 2018, the Company completed the acquisition of Tennenbaum Capital Partners, LLC, a leading manager focused on middle market performing credit and special situation credit opportunities.  The acquisition will enhance the Company's ability to provide clients with private credit solutions across a range of risk level, liquidity and geography. Total cash consideration paid at closing was approximately $380 million. This amount is exclusive of future payments to be made upon the attainment of certain service and performance measures.

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $6.3 trillion of AUM at June 30, 2018. With approximately 14,100 employees in more than 30 countries, BlackRock provides a broad range of investment and technology services to institutional and retail clients worldwide.

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® ETFs, separate accounts, collective investment trusts and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, Cachematrix and FutureAdvisor, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

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

At June 30, 2018, PNC held 21.2% of the Company’s voting common stock and 21.7% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) effective January 1, 2018 on a full retrospective basis. Accordingly, financial results for 2017 were recast to reflect the adoption of the revenue recognition standard. For further information, refer to Note 2, Significant Accounting Policies, in the condensed consolidated financial statements.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications. Beginning with the second quarter of 2018, the Company changed the title “Technology and risk management revenue” to “Technology services revenue” on the condensed consolidated statements of income. Prior period amounts have not changed.

OTHER DEVELOPMENTS

Acquisition

See Note 21, Subsequent Events, in the condensed consolidated financial statements for information on the Company’s acquisition of Tennenbaum Capital Partners, LLC.

Divestiture

In May 2018, the Company announced that it entered into an agreement to sell its minority interest in DSP BlackRock Investment Managers Pvt. Ltd. to The DSP Group. The Company currently has a 40% stake in the joint venture, which manages and markets a range of co-branded mutual funds in India.  This transaction is expected to be completed in the third quarter of 2018, subject to regulatory approval, once naming transfers, investment scheme unitholder communications and other transaction-related steps are finalized. This transaction is not expected to be material to the Company’s condensed consolidated statements of financial condition or results of operations.

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

EXECUTIVE SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2018	2017(4)	2018	2017(4)
GAAP basis:
Total revenue	$3,605	$3,236	$7,188	$6,328
Total expense	2,165	1,999	4,373	3,948
Operating income	1,440	1,237	2,815	2,380
Operating margin	39.9%	38.2%	39.2%	37.6%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(29)	(9)	(50)	(25)
Income tax expense	(338)	(374)	(603)	(642)
Net income attributable to BlackRock	$1,073	$854	$2,162	$1,713
Diluted earnings per common share	$6.62	$5.20	$13.30	$10.41
Effective tax rate	24.0%	30.5%	21.8%	27.3%
As adjusted(1):
Operating income	$1,443	$1,241	$2,821	$2,388
Operating margin	45.2%	43.9%	44.7%	43.3%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(29)	(9)	(50)	(25)
Net income attributable to BlackRock	$1,080	$857	$2,172	$1,719
Diluted earnings per common share	$6.66	$5.22	$13.36	$10.45
Effective tax rate	23.7%	30.4%	21.7%	27.3%
Other:
Assets under management (end of period)	$6,299,706	$5,689,273	$6,299,706	$5,689,273
Diluted weighted-average common shares outstanding(2)	162,161,937	164,149,861	162,532,637	164,544,760
Common and preferred shares outstanding (end of period)	160,779,596	162,207,216	160,779,596	162,207,216
Book value per share(3)	$199.84	$182.11	$199.84	$182.11
Cash dividends declared and paid per share	$2.88	$2.50	$5.76	$5.00

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)	Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at June 30 of the respective period-end.
(4)

Results for 2017 were recast to reflect the adoption of the new revenue recognition standard. For further information, refer to Note 2, Significant Accounting Policies, in the condensed consolidated financial statements.

THREE MONTHS ENDED JUNE 30, 2018 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2017

GAAP.   Operating income of $1,440 million increased $203 million and operating margin of 39.9% increased 170 bps from the second quarter of 2017. Operating income and operating margin growth primarily reflected higher base fees, higher performance fees and higher technology services revenue, partially offset by higher compensation and benefits, higher volume-related expense, and higher general and administration expense.

Second quarter 2018 income tax expense reflected a reduced tax rate associated with The Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”). See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $1.42, or 27%, from the second quarter of 2017, driven primarily by higher operating income, a lower tax rate and the benefit of share repurchases.

As Adjusted.    Operating income of $1,443 million increased $202 million from the second quarter of 2017, and operating margin of 45.2% increased 130 bps from the second quarter of 2017. Earnings per diluted common share increased $1.44, or 28%, from the second quarter of 2017.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2017

GAAP.    Operating income of $2,815 million increased $435 million and operating margin of 39.2% increased 160 bps from the six months ended June 30, 2017. Operating income and operating margin growth primarily reflected higher year-over-year base fees, performance fees, and technology services revenue, partially offset by higher compensation and benefits, higher volume-related expense, and higher general and administration expense. Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests (“NCI”), decreased $25 million driven by lower net gains on investments.  Nonoperating results for the six months ended June 30, 2017 included a “make-whole” redemption premium of $14 million related to the refinancing of $700 million of 6.25% notes, which were repaid prior to their September 2017 maturity.

Income tax expense for the six months ended June 30, 2018 reflected a reduced tax rate associated with the 2017 Tax Act and included a discrete tax benefit of $58 million related to stock-based compensation awards that vested in 2018. Income tax expense for the six months ended June 30, 2017 included a discrete tax benefit of $81 million related to stock-based compensation awards that vested in 2017. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $2.89 to $13.30, or 28%, from the six months ended June 30, 2017, driven primarily by higher operating income, a lower tax rate and the benefit of share repurchases.

As Adjusted.    Operating income of $2,821 million increased $433 million and operating margin of 44.7% increased 140 bps from the six months ended June 30, 2017. Earnings per diluted common share increased $2.91, or 28%, from the six months ended June 30, 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Operating income, GAAP basis	$1,440	$1,237	$2,815	$2,380
Non-GAAP expense adjustment:
PNC LTIP funding obligation	3	4	6	8
Operating income, as adjusted	1,443	1,241	2,821	2,388
Product launch costs and commissions	—	—	12	—
Operating income used for operating margin measurement	$1,443	$1,241	$2,833	$2,388
Revenue, GAAP basis	$3,605	$3,236	$7,188	$6,328
Non-GAAP adjustment:
Distribution and servicing costs	(415)	(410)	(847)	(811)
Revenue used for operating margin measurement	$3,190	$2,826	$6,341	$5,517
Operating margin, GAAP basis	39.9%	38.2%	39.2%	37.6%
Operating margin, as adjusted	45.2%	43.9%	44.7%	43.3%

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

(2) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2018	2017	2018	2017
Net income attributable to BlackRock, Inc., GAAP basis	$1,073	$854	$2,162	$1,713
Non-GAAP adjustments:
PNC LTIP funding obligation, net of tax	3	3	6	6
Income tax matters	4	—	4	—
Net income attributable to BlackRock, Inc., as adjusted	$1,080	$857	$2,172	$1,719
Diluted weighted-average common shares outstanding (3)	162.2	164.1	162.5	164.5
Diluted earnings per common share, GAAP basis (3)	$6.62	$5.20	$13.30	$10.41
Diluted earnings per common share, as adjusted (3)	$6.66	$5.22	$13.36	$10.45

Management believes net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, are useful measures of BlackRock’s profitability and financial performance. Net income attributable to BlackRock, Inc., as adjusted, equals net income attributable to BlackRock, Inc., GAAP basis, adjusted for significant nonrecurring items and charges that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow.

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

AUM and Net Inflows (Outflows) by Client Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2018	2018	2017	2017	2018	2018	2018
Retail	$636,825	$638,363	$628,377	$586,756	$5,496	$22,181	$40,940
iShares ETFs	1,776,765	1,767,925	1,752,239	1,528,236	17,811	52,459	159,566
Institutional:
Active	1,123,388	1,130,446	1,139,308	1,075,855	4,657	(2,433)	(90)
Index	2,304,764	2,324,327	2,316,807	2,093,193	(13,466)	(3,085)	25,090
Institutional subtotal	3,428,152	3,454,773	3,456,115	3,169,048	(8,809)	(5,518)	25,000
Long-term	5,841,742	5,861,061	5,836,731	5,284,040	14,498	69,122	225,506
Cash management	457,054	454,784	449,949	402,575	5,728	8,403	52,189
Advisory(1)	910	1,139	1,515	2,658	(211)	(565)	(1,695)
Total	$6,299,706	$6,316,984	$6,288,195	$5,689,273	$20,015	$76,960	$276,000

AUM and Net Inflows (Outflows) by Investment Style
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2018	2018	2017	2017	2018	2018	2018
Active	$1,682,794	$1,693,883	$1,696,005	$1,598,591	$7,889	$13,400	$32,158
Index and iShares ETFs	4,158,948	4,167,178	4,140,726	3,685,449	6,609	55,722	193,348
Long-term	5,841,742	5,861,061	5,836,731	5,284,040	14,498	69,122	225,506
Cash management	457,054	454,784	449,949	402,575	5,728	8,403	52,189
Advisory(1)	910	1,139	1,515	2,658	(211)	(565)	(1,695)
Total	$6,299,706	$6,316,984	$6,288,195	$5,689,273	$20,015	$76,960	$276,000

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2018	2018	2017	2017	2018	2018	2018
Equity	$3,366,480	$3,363,237	$3,371,641	$3,014,696	$(22,377)	$4,138	$51,856
Fixed income	1,858,609	1,886,523	1,855,465	1,704,624	26,420	53,103	155,602
Multi-asset	481,666	476,697	480,278	436,736	8,376	6,388	15,646
Alternatives:
Core	102,768	101,563	98,533	97,551	1,905	3,437	1,362
Currency and commodities(2)	32,219	33,041	30,814	30,433	174	2,056	1,040
Alternatives subtotal	134,987	134,604	129,347	127,984	2,079	5,493	2,402
Long-term	5,841,742	5,861,061	5,836,731	5,284,040	14,498	69,122	225,506
Cash management	457,054	454,784	449,949	402,575	5,728	8,403	52,189
Advisory(1)	910	1,139	1,515	2,658	(211)	(565)	(1,695)
Total	$6,299,706	$6,316,984	$6,288,195	$5,689,273	$20,015	$76,960	$276,000

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares ETFs.

Component Changes in AUM for the Three Months Ended June 30, 2018

The following table presents the component changes in AUM by client type and product type for the three months ended June 30, 2018.

	March 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2018	(outflows)	change	impact(1)	2018	AUM(2)
Retail:
Equity	$232,955	$(1,564)	$5,110	$(3,884)	$232,617	$234,543
Fixed income	266,571	6,218	(3,431)	(2,371)	266,987	266,611
Multi-asset	121,601	(80)	(1,649)	(573)	119,299	120,909
Alternatives	17,236	922	(57)	(179)	17,922	17,552
Retail subtotal	638,363	5,496	(27)	(7,007)	636,825	639,615
iShares ETFs:
Equity	1,344,564	1,379	7,901	(7,556)	1,346,288	1,355,041
Fixed income	394,191	15,948	(4,567)	(3,841)	401,731	399,012
Multi-asset	3,766	23	(20)	(2)	3,767	3,761
Alternatives	25,404	461	(812)	(74)	24,979	25,808
iShares ETFs subtotal	1,767,925	17,811	2,502	(11,473)	1,776,765	1,783,622
Institutional:
Active:
Equity	136,470	(1,213)	2,345	(2,616)	134,986	136,675
Fixed income	563,572	(2,919)	(3,077)	(7,132)	550,444	554,919
Multi-asset	343,344	7,909	6,023	(6,731)	350,545	347,240
Alternatives	87,060	880	886	(1,413)	87,413	87,128
Active subtotal	1,130,446	4,657	6,177	(17,892)	1,123,388	1,125,962
Index:
Equity	1,649,248	(20,979)	46,758	(22,438)	1,652,589	1,658,275
Fixed income	662,189	7,173	(5,329)	(24,586)	639,447	648,092
Multi-asset	7,986	524	(259)	(196)	8,055	7,905
Alternatives	4,904	(184)	72	(119)	4,673	4,681
Index subtotal	2,324,327	(13,466)	41,242	(47,339)	2,304,764	2,318,953
Institutional subtotal	3,454,773	(8,809)	47,419	(65,231)	3,428,152	3,444,915
Long-term	5,861,061	14,498	49,894	(83,711)	5,841,742	5,868,152
Cash management	454,784	5,728	328	(3,786)	457,054	458,521
Advisory(3)	1,139	(211)	22	(40)	910	1,048
Total	$6,316,984	$20,015	$50,244	$(87,537)	$6,299,706	$6,327,721

(1) Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(2) Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

(3) Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the three months ended June 30, 2018.

	March 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2018	(outflows)	change	impact(1)	2018	AUM(2)
Active:
Equity	$308,367	$(4,395)	$4,999	$(4,873)	$304,098	$308,232
Fixed income	816,274	2,652	(6,564)	(8,847)	803,515	807,687
Multi-asset	464,945	7,830	4,374	(7,304)	469,845	468,149
Alternatives	104,297	1,802	829	(1,592)	105,336	104,680
Active subtotal	1,693,883	7,889	3,638	(22,616)	1,682,794	1,688,748
Index and iShares ETFs:
iShares ETFs:
Equity	1,344,564	1,379	7,901	(7,556)	1,346,288	1,355,041
Fixed income	394,191	15,948	(4,567)	(3,841)	401,731	399,012
Multi-asset	3,766	23	(20)	(2)	3,767	3,761
Alternatives	25,404	461	(812)	(74)	24,979	25,808
iShares ETFs subtotal	1,767,925	17,811	2,502	(11,473)	1,776,765	1,783,622
Non-ETF Index:
Equity	1,710,306	(19,361)	49,214	(24,065)	1,716,094	1,721,261
Fixed income	676,058	7,820	(5,273)	(25,242)	653,363	661,935
Multi-asset	7,986	523	(259)	(196)	8,054	7,905
Alternatives	4,903	(184)	72	(119)	4,672	4,681
Non-ETF Index subtotal	2,399,253	(11,202)	43,754	(49,622)	2,382,183	2,395,782
Index & iShares ETFs subtotal	4,167,178	6,609	46,256	(61,095)	4,158,948	4,179,404
Long-term	5,861,061	14,498	49,894	(83,711)	5,841,742	5,868,152
Cash management	454,784	5,728	328	(3,786)	457,054	458,521
Advisory(3)	1,139	(211)	22	(40)	910	1,048
Total	$6,316,984	$20,015	$50,244	$(87,537)	$6,299,706	$6,327,721

The following table presents component changes in AUM by product type for the three months ended June 30, 2018.

	March 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2018	(outflows)	change	impact(1)	2018	AUM(2)
Equity	$3,363,237	$(22,377)	$62,114	$(36,494)	$3,366,480	$3,384,534
Fixed income	1,886,523	26,420	(16,404)	(37,930)	1,858,609	1,868,634
Multi-asset	476,697	8,376	4,095	(7,502)	481,666	479,815
Alternatives:
Core	101,563	1,905	816	(1,516)	102,768	102,047
Currency and commodities(4)	33,041	174	(727)	(269)	32,219	33,122
Alternatives subtotal	134,604	2,079	89	(1,785)	134,987	135,169
Long-term	5,861,061	14,498	49,894	(83,711)	5,841,742	5,868,152
Cash management	454,784	5,728	328	(3,786)	457,054	458,521
Advisory(3)	1,139	(211)	22	(40)	910	1,048
Total	$6,316,984	$20,015	$50,244	$(87,537)	$6,299,706	$6,327,721

(1)  Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.
(4)	Amounts include commodity iShares ETFs.

AUM decreased $17.3 billion to $6.3 trillion at June 30, 2018, driven by the impact of foreign exchange movements, partially offset by net market appreciation and positive net inflows.

Net market appreciation of $50.2 billion included $62.1 billion from equity products due to higher U.S. equity markets, partially offset by $16.4 billion from fixed income across all strategies.

Long-term net inflows of $14.5 billion included $17.8 billion and $5.5 billion from iShares ETFs and retail clients, respectively, partially offset by net outflows of $8.8 billion from institutional clients. Net flows in long-term products are described below.

•	iShares ETFs net inflows of $17.8 billion reflected $20.4 billion of net inflows into Core ETFs, partially offset by $2.6 billion of net outflows from non-Core ETFs.
•

Retail net inflows of $5.5 billion reflected net inflows of $8.2 billion in the United States, partially offset by net outflows of $2.7 billion internationally. Fixed income net inflows of $6.2 billion were diversified across the Company’s active platform, led by net inflows into unconstrained and municipals categories. Equity net outflows of $1.6 billion reflected outflows from international active equities. Alternatives net inflows of $0.9 billion were primarily into event-driven strategies.

•

Institutional active net inflows of $4.7 billion were driven by multi-asset inflows of $7.9 billion reflecting ongoing demand for the LifePath® target-date series. Fixed income net outflows of $2.9 billion reflected continued cash repatriation activity and redemptions associated with insurance-related M&A transactions.

•

Institutional index net outflows of $13.5 billion were driven by equity net outflows of $21.0 billion, reflecting de-risking activity, partially offset by fixed income net inflows of $7.2 billion, led by continued demand for liability-driven investment fixed income solutions.

Cash management AUM increased to $457.1 billion, driven by positive net inflows, partially offset by the impact of foreign exchange movements.

AUM decreased $87.5 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the U.S. dollar, largely against the British pound, the Euro, and the Japanese yen.

Component Changes in AUM for the Six Months Ended June 30, 2018

The following table presents the component changes in AUM by client type and product for the six months ended June 30, 2018.

	December 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2017	(outflows)	change	impact(1)	2018	AUM(2)
Retail:
Equity	$233,218	$2,683	$(1,601)	$(1,683)	$232,617	$236,491
Fixed income	257,571	16,283	(5,619)	(1,248)	266,987	264,271
Multi-asset	120,855	1,955	(3,205)	(306)	119,299	121,817
Alternatives	16,733	1,260	6	(77)	17,922	17,357
Retail subtotal	628,377	22,181	(10,419)	(3,314)	636,825	639,936
iShares ETFs:
Equity	1,329,610	31,093	(9,444)	(4,971)	1,346,288	1,363,023
Fixed income	395,252	19,158	(10,321)	(2,358)	401,731	397,326
Multi-asset	3,761	70	(60)	(4)	3,767	3,778
Alternatives	23,616	2,138	(721)	(54)	24,979	25,319
iShares ETFs subtotal	1,752,239	52,459	(20,546)	(7,387)	1,776,765	1,789,446
Institutional:
Active:
Equity	137,185	(1,510)	606	(1,295)	134,986	138,306
Fixed income	570,050	(6,988)	(10,212)	(2,406)	550,444	560,667
Multi-asset	347,825	3,799	2,863	(3,942)	350,545	347,459
Alternatives	84,248	2,266	1,560	(661)	87,413	86,441
Active subtotal	1,139,308	(2,433)	(5,183)	(8,304)	1,123,388	1,132,873
Index:
Equity	1,671,628	(28,128)	17,450	(8,361)	1,652,589	1,676,202
Fixed income	632,592	24,650	(8,315)	(9,480)	639,447	643,658
Multi-asset	7,837	564	(372)	26	8,055	8,208
Alternatives	4,750	(171)	115	(21)	4,673	4,780
Index subtotal	2,316,807	(3,085)	8,878	(17,836)	2,304,764	2,332,848
Institutional subtotal	3,456,115	(5,518)	3,695	(26,140)	3,428,152	3,465,721
Long-term	5,836,731	69,122	(27,270)	(36,841)	5,841,742	5,895,103
Cash management	449,949	8,403	413	(1,711)	457,054	456,259
Advisory(3)	1,515	(565)	8	(48)	910	1,192
Total	$6,288,195	$76,960	$(26,849)	$(38,600)	$6,299,706	$6,352,554

(1) Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(2) Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.

(3) Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the six months ended June 30, 2018.

	December 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2017	(outflows)	change	impact(1)	2018	AUM(2)
Active:
Equity	$311,209	$(3,390)	$(1,460)	$(2,261)	$304,098	$312,829
Fixed income	815,135	7,510	(15,786)	(3,344)	803,515	811,643
Multi-asset	468,679	5,754	(342)	(4,246)	469,845	469,276
Alternatives	100,982	3,526	1,566	(738)	105,336	103,798
Active subtotal	1,696,005	13,400	(16,022)	(10,589)	1,682,794	1,697,546
Index and iShares ETFs:
iShares ETFs:
Equity	1,329,610	31,093	(9,444)	(4,971)	1,346,288	1,363,023
Fixed income	395,252	19,158	(10,321)	(2,358)	401,731	397,326
Multi-asset	3,761	70	(60)	(4)	3,767	3,778
Alternatives	23,616	2,138	(721)	(54)	24,979	25,319
iShares ETFs subtotal	1,752,239	52,459	(20,546)	(7,387)	1,776,765	1,789,446
Non-ETF Index
Equity	1,730,822	(23,565)	17,915	(9,078)	1,716,094	1,738,170
Fixed income	645,078	26,435	(8,360)	(9,790)	653,363	656,953
Multi-asset	7,838	564	(372)	24	8,054	8,208
Alternatives	4,749	(171)	115	(21)	4,672	4,780
Non-ETF Index subtotal	2,388,487	3,263	9,298	(18,865)	2,382,183	2,408,111
Index & iShares ETFs subtotal	4,140,726	55,722	(11,248)	(26,252)	4,158,948	4,197,557
Long-term	5,836,731	69,122	(27,270)	(36,841)	5,841,742	5,895,103
Cash management	449,949	8,403	413	(1,711)	457,054	456,259
Advisory(3)	1,515	(565)	8	(48)	910	1,192
Total	$6,288,195	$76,960	$(26,849)	$(38,600)	$6,299,706	$6,352,554

The following table presents component changes in AUM by product type for the six months ended June 30, 2018.

	December 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2017	(outflows)	change	impact(1)	2018	AUM(2)
Equity	$3,371,641	$4,138	$7,011	$(16,310)	$3,366,480	$3,414,022
Fixed income	1,855,465	53,103	(34,467)	(15,492)	1,858,609	1,865,922
Multi-asset	480,278	6,388	(774)	(4,226)	481,666	481,262
Alternatives:
Core	98,533	3,437	1,567	(769)	102,768	101,197
Currency and commodities(4)	30,814	2,056	(607)	(44)	32,219	32,700
Alternatives subtotal	129,347	5,493	960	(813)	134,987	133,897
Long-term	5,836,731	69,122	(27,270)	(36,841)	5,841,742	5,895,103
Cash management	449,949	8,403	413	(1,711)	457,054	456,259
Advisory(3)	1,515	(565)	8	(48)	910	1,192
Total	$6,288,195	$76,960	$(26,849)	$(38,600)	$6,299,706	$6,352,554

(1) Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(2) Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.

(3) Advisory AUM represents long-term portfolio liquidation assignments.

(4) Amounts include commodity iShares ETFs.

AUM increased $11.5 billion to $6.3 trillion at June 30, 2018, driven by positive net inflows, partially offset by the impact of foreign exchange movements and net market depreciation.

Net market depreciation of $26.8 billion was primarily driven by lower U.S. and global equity markets.

Long-term net inflows of $69.1 billion were comprised of net inflows of $52.4 billion and $22.2 billion from iShares ETFs and retail clients, respectively, partially offset by net outflows of $5.5 billion from institutional clients. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $52.4 billion reflected $52.7 billion of net inflows into Core ETFs, partially offset by $0.3 billion of net outflows from non-Core ETFs. Equity net inflows of $31.1 billion were led by strength in the iShares Core and international equity market exposures.

•

Retail net inflows of $22.2 billion reflected net inflows of $17.0 billion in the United States and $5.2 billion internationally. Retail net inflows were led by fixed income net inflows of $16.3 billion, reflecting inflows into emerging markets, municipal bond funds, and unconstrained strategies.

•

Institutional active net outflows of $2.4 billion reflected active fixed income and equity net outflows of $7.0 billion and $1.5 billion, respectively, partially offset by active multi-asset and alternatives net inflows of $3.8 billion and $2.3 billion, respectively. Multi-asset net inflows were driven by ongoing demand for the LifePath target-date series.

•

Institutional index net outflows of $3.1 billion were primarily driven by equity net outflows of $28.1 billion, linked to asset allocation, re-balancing and cash needs, partially offset by fixed income net inflows of $24.7 billion, led by continued demand for liability-driven investment fixed income solutions.

Cash management AUM increased 2% to $457.1 billion, driven by positive net inflows, partially offset by the impact of foreign exchange movements.

AUM also decreased $38.6 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar against the British pound and the Euro.

Component Changes in AUM for the Twelve Months Ended June 30, 2018

The following table presents the component changes in AUM by client type and product for the twelve months ended June 30, 2018.

	June 30,	Net inflows	Market	FX	June 30,	Average
(in millions)	2017	(outflows)	change	impact(1)	2018	AUM(2)
Retail:
Equity	$215,808	$5,553	$10,214	$1,042	$232,617	$230,679
Fixed income	240,932	28,902	(3,398)	551	266,987	256,593
Multi-asset	113,903	4,991	273	132	119,299	119,738
Alternatives	16,113	1,494	213	102	17,922	17,181
Retail subtotal	586,756	40,940	7,302	1,827	636,825	624,191
iShares ETFs:
Equity	1,139,850	109,084	96,272	1,082	1,346,288	1,296,774
Fixed income	364,991	45,356	(9,874)	1,258	401,731	389,917
Multi-asset	3,240	501	25	1	3,767	3,639
Alternatives	20,155	4,625	196	3	24,979	23,689
iShares ETFs subtotal	1,528,236	159,566	86,619	2,344	1,776,765	1,714,019
Institutional:
Active:
Equity	126,446	(6,042)	14,130	452	134,986	134,602
Fixed income	553,652	(4,179)	(866)	1,837	550,444	560,698
Multi-asset	311,921	10,187	26,326	2,111	350,545	337,401
Alternatives	83,836	(56)	3,470	163	87,413	85,288
Active subtotal	1,075,855	(90)	43,060	4,563	1,123,388	1,117,989
Index:
Equity	1,532,592	(56,739)	172,551	4,185	1,652,589	1,635,591
Fixed income	545,049	85,523	4,068	4,807	639,447	615,894
Multi-asset	7,672	(33)	346	70	8,055	8,037
Alternatives	7,880	(3,661)	372	82	4,673	5,643
Index subtotal	2,093,193	25,090	177,337	9,144	2,304,764	2,265,165
Institutional subtotal	3,169,048	25,000	220,397	13,707	3,428,152	3,383,154
Long-term	5,284,040	225,506	314,318	17,878	5,841,742	5,721,364
Cash management	402,575	52,189	1,026	1,264	457,054	440,751
Advisory(3)	2,658	(1,695)	(106)	53	910	1,769
Total	$5,689,273	$276,000	$315,238	$19,195	$6,299,706	$6,163,884

(1)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the twelve months ended June 30, 2018.

	June 30,	Net inflows	Market	FX	June 30,	Average
(in millions)	2017	(outflows)	change	impact(1)	2018	AUM(2)
Active:
Equity	$290,196	$(7,436)	$20,141	$1,197	$304,098	$306,495
Fixed income	782,622	22,978	(4,409)	2,324	803,515	804,466
Multi-asset	425,824	15,178	26,599	2,244	469,845	457,139
Alternatives	99,949	1,438	3,683	266	105,336	102,469
Active subtotal	1,598,591	32,158	46,014	6,031	1,682,794	1,670,569
Index and iShares ETFs:
iShares ETFs:
Equity	1,139,850	109,084	96,272	1,082	1,346,288	1,296,774
Fixed income	364,991	45,356	(9,874)	1,258	401,731	389,917
Multi-asset	3,240	501	25	1	3,767	3,639
Alternatives	20,155	4,625	196	3	24,979	23,689
iShares ETFs subtotal	1,528,236	159,566	86,619	2,344	1,776,765	1,714,019
Non-ETF Index:
Equity	1,584,650	(49,792)	176,754	4,482	1,716,094	1,694,377
Fixed income	557,011	87,268	4,213	4,871	653,363	628,719
Multi-asset	7,672	(33)	346	69	8,054	8,037
Alternatives	7,880	(3,661)	372	81	4,672	5,643
Non-ETF Index subtotal	2,157,213	33,782	181,685	9,503	2,382,183	2,336,776
Index & iShares ETFs subtotal	3,685,449	193,348	268,304	11,847	4,158,948	4,050,795
Long-term	5,284,040	225,506	314,318	17,878	5,841,742	5,721,364
Cash management	402,575	52,189	1,026	1,264	457,054	440,751
Advisory(3)	2,658	(1,695)	(106)	53	910	1,769
Total	$5,689,273	$276,000	$315,238	$19,195	$6,299,706	$6,163,884

The following table presents component changes in AUM by product type for the twelve months ended June 30, 2018.

	June 30,	Net inflows	Market	FX	June 30,	Average
(in millions)	2017	(outflows)	change	impact(1)	2018	AUM(2)
Equity	$3,014,696	$51,856	$293,167	$6,761	$3,366,480	$3,297,646
Fixed income	1,704,624	155,602	(10,070)	8,453	1,858,609	1,823,102
Multi-asset	436,736	15,646	26,970	2,314	481,666	468,815
Alternatives:
Core	97,551	1,362	3,607	248	102,768	99,991
Currency and commodities(4)	30,433	1,040	644	102	32,219	31,810
Alternatives subtotal	127,984	2,402	4,251	350	134,987	131,801
Long-term	5,284,040	225,506	314,318	17,878	5,841,742	5,721,364
Cash management	402,575	52,189	1,026	1,264	457,054	440,751
Advisory(3)	2,658	(1,695)	(106)	53	910	1,769
Total	$5,689,273	$276,000	$315,238	$19,195	$6,299,706	$6,163,884

(1)  Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.
(4)	Amounts include commodity iShares ETFs.

AUM increased $610.4 billion, or 11%, to $6.3 trillion at June 30, 2018 from $5.7 trillion at June 30, 2017, driven by net market appreciation, positive net inflows, and the impact of foreign exchange movements.

Net market appreciation of $315.2 billion was primarily driven by higher U.S. and global equity markets.

Long-term net inflows of $225.5 billion were comprised of net inflows of $159.6 billion, $40.9 billion and $25.0 billion from iShares ETFs, retail clients and institutional clients, respectively. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $159.6 billion reflected $107.1 billion and $52.5 billion of net inflows into Core and non-Core ETFs, respectively. Equity net inflows of $109.1 billion were driven by both U.S. and international equity market exposures.

•

Retail net inflows of $40.9 billion reflected net inflows of $28.0 billion in the United States and $12.9 billion internationally. Retail net inflows primarily reflected net inflows of $28.9 billion into fixed income products, led by emerging markets, municipal bond funds, and unconstrained strategies, and $5.6 billion into equity products.

•

Institutional active net outflows of $0.1 billion reflected active equity and fixed income net outflows of $6.0 billion and $4.2 billion, respectively, partially offset by active multi-asset net inflows of $10.2 billion. Multi-asset net inflows were driven by ongoing demand for the LifePath target-date series.

•

Institutional index net inflows of $25.1 billion were primarily driven by fixed income net inflows of $85.5 billion, led by continued demand for liability-driven investment fixed income solutions, partially offset by equity net outflows of $56.7 billion, primarily from U.S. and global equities.

Cash management AUM increased 14% to $457.1 billion, driven by $52.2 billion of net inflows.

AUM increased $19.2 billion due to the impact of foreign exchange movements, primarily due to the weakening of the U.S. dollar, largely against the British pound and the Euro.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and six months ended June 30, 2018 and 2017 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”).

Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$426	$411	$864	$811
iShares ETFs	911	776	1,837	1,497
Non-ETF index	187	175	363	335
Equity subtotal	1,524	1,362	3,064	2,643
Fixed income:
Active	458	424	914	831
iShares ETFs	207	200	415	385
Non-ETF index	101	84	194	169
Fixed income subtotal	766	708	1,523	1,385
Multi-asset	295	282	591	554
Alternatives:
Core	176	156	354	300
Currency and commodities	26	22	51	44
Alternatives subtotal	202	178	405	344
Long-term	2,787	2,530	5,583	4,926
Cash management	157	137	308	264
Total base fees	2,944	2,667	5,891	5,190
Investment advisory performance fees:
Equity	43	12	61	27
Fixed income	(1)	1	2	11
Multi-asset	9	7	14	12
Alternatives	40	28	84	68
Total performance fees	91	48	161	118
Technology services revenue	198	158	382	312
Distribution fees:
Retrocessions	181	160	373	315
12b-1 fees (U.S. mutual funds distribution fees)	103	121	211	243
Other	10	11	21	21
Total distribution fees	294	292	605	579
Advisory and other revenue
Advisory	33	25	54	49
Other	45	46	95	80
Advisory and other revenue	78	71	149	129
Total revenue	$3,605	$3,236	$7,188	$6,328

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(2)
	2018	2017	2018	2017	2018	2017	2018	2017
Equity:
Active	15%	15%	5%	5%	15%	16%	5%	5%
iShares ETFs	31%	29%	21%	19%	31%	29%	21%	17%
Non-ETF index	6%	7%	27%	28%	6%	6%	27%	27%
Equity subtotal	52%	51%	53%	52%	52%	51%	53%	49%
Fixed income:
Active	16%	17%	13%	14%	16%	16%	13%	16%
iShares ETFs	7%	7%	6%	6%	7%	7%	6%	6%
Non-ETF index	3%	3%	10%	10%	3%	3%	10%	10%
Fixed income subtotal	26%	27%	29%	30%	26%	26%	29%	32%
Multi-asset	10%	11%	8%	8%	10%	11%	8%	8%
Alternatives:
Core	6%	5%	2%	2%	6%	6%	2%	2%
Currency and commodities	1%	1%	1%	1%	1%	1%	1%	1%
Alternatives subtotal	7%	6%	3%	3%	7%	7%	3%	3%
Long-term	95%	95%	93%	93%	95%	95%	93%	92%
Cash management	5%	5%	7%	7%	5%	5%	7%	8%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Revenue increased $369 million, or 11%, from the three months ended June 30, 2017, driven by growth in base fees, performance fees, and technology services revenue.

Investment advisory, administration fees and securities lending revenue of $2,944 million increased $277 million from $2,667 million for the three months ended June 30, 2017, reflecting the impact of higher markets and organic growth on average AUM, partially offset by previously announced pricing changes to select investment products. Securities lending revenue was $183 million in the current quarter compared with $156 million in the second quarter of 2017.

Investment advisory performance fees of $91 million increased $43 million from $48 million for the three months ended June 30, 2017, primarily reflecting improved performance in long-only equity and single strategy hedge fund products.

Technology services revenue of $198 million increased $40 million from $158 million for the three months ended June 30, 2017, reflecting ongoing demand for institutional Aladdin. Aladdin revenue for the three months ended June 30, 2018 was also impacted by the timing of several significant client “go-lives” and one-time fees in the second quarter of 2018.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Revenue increased $860 million, or 14%, from the six months ended June 30, 2017, driven by growth in base fees, technology services revenue, and performance fees.

Investment advisory, administration fees and securities lending revenue of $5,891 million increased $701 million from $5,190 million for the six months ended June 30, 2017, reflecting the impact of higher markets and organic growth on average AUM and the impact of foreign exchange movements, partially offset by previously announced pricing changes to select investment products. Securities lending revenue was $338 million for the six months ended June 30, 2018 compared with $297 million for the six months ended June 30, 2017.

Investment advisory performance fees of $161 million increased $43 million from the six months ended June 30, 2017, primarily reflecting higher revenue from equity and alternative products.

Technology services revenue of $382 million increased $70 million from $312 million for the six months ended June 30, 2017 reflecting ongoing demand for institutional Aladdin.

Advisory and other revenue of $149 million increased $20 million from $129 million for the six months ended June 30, 2017, reflecting higher earnings from a strategic minority investment.

Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Expense, GAAP:
Employee compensation and benefits	$1,082	$998	$2,203	$2,019
Distribution and servicing costs:
Retrocessions	181	160	373	315
12b-1 costs	101	119	207	238
Other	133	131	267	258
Total distribution and servicing costs	415	410	847	811
Direct fund expense	264	221	525	427
General and administration:
Marketing and promotional	91	86	176	155
Occupancy and office related	73	69	147	134
Portfolio services	73	58	143	115
Technology	58	51	111	94
Professional services	37	30	69	55
Communications	9	8	19	16
Foreign exchange remeasurement	4	5	5	(6)
Contingent consideration fair value adjustments	(1)	(4)	5	(8)
Product launch costs	—	—	11	4
Other general and administration	49	42	90	82
Total general and administration expense	393	345	776	641
Amortization of intangible assets	11	25	22	50
Total expense, GAAP	$2,165	$1,999	$4,373	$3,948
Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	3	4	6	8
Expense, as adjusted:
Employee compensation and benefits	$1,079	$994	$2,197	$2,011
Distribution and servicing costs	415	410	847	811
Direct fund expense	264	221	525	427
General and administration	393	345	776	641
Amortization of intangible assets	11	25	22	50
Total expense, as adjusted	$2,162	$1,995	$4,367	$3,940

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

GAAP.   Expense increased $166 million from the three months ended June 30, 2017, primarily driven by higher employee compensation and benefits expense, higher general and administration expense and higher volume-related expense.

Employee compensation and benefits expense increased $84 million, or 8%, from the three months ended June 30, 2017, primarily reflecting higher incentive compensation, driven primarily by higher operating income and higher headcount. Employees at June 30, 2018 totaled approximately 14,100 compared with approximately 13,000 at June 30, 2017.

Direct fund expense increased $43 million from the three months ended June 30, 2017, reflecting higher average AUM.

As Adjusted.   Expense, as adjusted, increased $167 million, or 8%, to $2,162 million from $1,995 million for the three months ended June 30, 2017. The increase in total expense, as adjusted, is driven primarily by higher employee compensation and benefits expense, higher general and administration expense, and higher volume-related expense.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

GAAP.    Expense increased $425 million from the six months ended June 30, 2017, primarily driven by higher employee compensation and benefits expense, general and administration expense, and volume-related expense.

Employee compensation and benefits expense increased $184 million, or 9%, from the six months ended June 30, 2017, reflecting higher incentive compensation, primarily driven by higher operating income and higher headcount, partially offset by approximately $20 million of expense associated with the strategic repositioning of the active equity platform in the six months ended June 30, 2017.

Distribution and servicing costs totaled $847 million compared with $811 million for the six months ended June 30, 2017, reflecting higher average AUM.

Direct fund expense increased $98 million from the six months ended June 30, 2017, reflecting higher average AUM.

As Adjusted.    Expense, as adjusted, increased $427 million, or 11%, to $4,367 million from $3,940 million for the six months ended June 30, 2017. The increase in total expense, as adjusted, is driven primarily by higher employee compensation and benefit expense and higher volume-related expense.

Nonoperating Results

The summary and reconciliation of GAAP nonoperating income (expense) to nonoperating income (expense), as adjusted for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Nonoperating income (expense), GAAP basis(1)	$(24)	$1	$(40)	$(6)
Less: Net income (loss) attributable to noncontrolling interest	5	10	10	19
Nonoperating income (expense), as adjusted, net of NCI(2)(3)	$(29)	$(9)	$(50)	$(25)

(1)

Amounts include a loss of $14 million and a gain of $33 million for the three months ended June 30, 2018 and 2017, respectively, attributable to consolidated variable interest entities (“VIEs”). Amounts include a loss of $12 million and a gain of $66 million for the six months ended June 30, 2018 and 2017, respectively, attributable to consolidated VIEs.

(2)	Net of income (loss) attributable to NCI.
(3)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and six months ended June 30, 2018 and 2017.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Interest expense for the six months ended June 30, 2017 included a “make-whole” redemption premium of $14 million related to the refinancing of $700 million of 6.25% notes, which were repaid prior to their September 2017 maturity.

The components of nonoperating income (expense), as adjusted, for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Net gain (loss) on investments(1)(2)
Private equity	$5	$8	$6	$14
Real assets	9	—	14	1
Other alternatives(3)	1	9	4	23
Other investments(4)	(18)	4	(17)	25
Subtotal	(3)	21	7	63
Other gains	1	5	1	5
Total net gain (loss) on investments(1)(2)	(2)	26	8	68
Interest and dividend income	19	13	34	20
Interest expense	(46)	(48)	(92)	(113)
Net interest expense	(27)	(35)	(58)	(93)
Nonoperating income (expense), as adjusted(1)(2)	$(29)	$(9)	$(50)	$(25)

(1)	Net of net income (loss) attributable to NCI. Amounts also include net gain (loss) on consolidated VIEs.
(2)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and six months ended June 30, 2018 and 2017.

(3)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include net gains (losses) related to equity and fixed income investments.

Income Tax Expense

	GAAP				As Adjusted
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Operating income(1)	$1,440	$1,237	$2,815	$2,380	$1,443	$1,241	$2,821	$2,388
Total nonoperating income (expense)(1)(2)	(29)	(9)	(50)	(25)	(29)	(9)	(50)	(25)
Income before income taxes(2)	$1,411	$1,228	$2,765	$2,355	$1,414	$1,232	$2,771	$2,363
Income tax expense	$338	$374	$603	$642	$334	$375	$599	$644
Effective tax rate	24.0%	30.5%	21.8%	27.3%	23.7%	30.4%	21.7%	27.3%

(1)	See Non-GAAP Financial Measures for further information on and reconciliation of as adjusted items.
(2)	Net of net income (loss) attributable to NCI.

2018.  The three and six months ended June 30, 2018 income tax expense (GAAP) reflected a reduced tax rate associated with the 2017 Tax Act. The six months ended June 30, 2018 income tax expense also included a discrete tax benefit of $58 million related to stock-based compensation awards that vested in 2018.

2017.  The six months ended June 30, 2017 income tax expense (GAAP) included a discrete tax benefit of $81 million related to stock-based compensation awards that vested in 2017.

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

In addition, the Company records on its condensed consolidated statements of financial condition the separate account collateral received under BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting separate account collateral liability for the obligation to return the collateral. The collateral is not available to creditors of the Company and the borrowers under the securities lending arrangements have no recourse to the Company’s assets.

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

	June 30, 2018
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Funds(2)	As Adjusted
Assets
Cash and cash equivalents	$6,599	$—	$54	$6,545
Accounts receivable	2,567	—	—	2,567
Investments	1,813	—	43	1,770
Assets of consolidated VIEs:
Cash and cash equivalents	125	—	125	—
Investments	1,883	—	598	1,285
Other assets	105	—	105	—
Separate account assets and collateral held under securities lending agreements	149,493	149,493	—	—
Other assets(3)	2,382	—	(3)	2,385
Subtotal	164,967	149,493	922	14,552
Goodwill and intangible assets, net	30,582	—	—	30,582
Total assets	$195,549	$149,493	$922	$45,134
Liabilities
Accrued compensation and benefits	$1,185	$—	$—	$1,185
Accounts payable and accrued liabilities	1,216	—	—	1,216
Liabilities of consolidated VIEs	467	—	467	—
Borrowings	4,994	—	—	4,994
Separate account liabilities and collateral liabilities under securities lending agreements	149,493	149,493	—	—
Deferred income tax liabilities(4)	3,511	—	—	3,511
Other liabilities	1,813	—	(285)	2,098
Total liabilities	162,679	149,493	182	13,004
Equity
Total stockholders’ equity	32,130	—	—	32,130
Noncontrolling interests	740	—	740	—
Total equity	32,870	—	740	32,130
Total liabilities and equity	$195,549	$149,493	$922	$45,134

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts primarily represent the portion of assets and liabilities of Consolidated Sponsored Investment Funds attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)	Amount includes approximately $3.9 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of June 30, 2018 and December 31, 2017 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.   Cash and cash equivalents at June 30, 2018 and December 31, 2017 included $70 million and $63 million, respectively, of cash held by consolidated VREs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the six months ended June 30, 2018).

Accounts receivable at June 30, 2018 decreased $132 million from December 31, 2017 primarily due to lower performance fee receivables. Investments were $1,813 million at June 30, 2018 (for more information see Investments herein). Goodwill and intangible assets decreased $27 million from December 31, 2017, primarily due to amortization of intangible assets. Other assets (including property and equipment) increased $154 million from December 31, 2017, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities) and earnings from certain strategic investments.

Liabilities.    Accrued compensation and benefits at June 30, 2018 decreased $968 million from December 31, 2017, primarily due to 2017 incentive compensation cash payments in the first quarter of 2018, partially offset by 2018 incentive compensation accruals. Accounts payable and accrued liabilities at June 30, 2018 increased $55 million from December 31, 2017.

Other liabilities increased $187 million from December 31, 2017, primarily related to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets) and other operating liabilities.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,813 million and $1,883 million, respectively, at June 30, 2018. Total Investments include consolidated investments held by sponsored investment funds accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	June 30,	December 31,
(in millions)	2018	2017
Investments, GAAP	$1,813	$1,981
Investments held by consolidated VIEs, GAAP	1,883	1,493
Total Investments	3,696	3,474
Investments held by consolidated VIEs	(1,883)	(1,493)
Investments held by consolidated VREs	(459)	(512)
Net interest in consolidated VREs	416	460
Net interest in consolidated VIEs(1)	1,285	1,225
Total Investments, as adjusted	3,055	3,154
Federal Reserve Bank stock	(92)	(91)
Deferred compensation investments	(35)	(56)
Hedged investments	(602)	(587)
Carried interest (VIEs/VREs)	(317)	(298)
Total “economic” investment exposure	$2,009	$2,122

(1)	Amount includes $285 million of carried interest (VIEs) as of June 30, 2018 and $266 million as of December 31, 2017, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(in millions)	2018	2017
Private equity	$318	$331
Real assets	341	313
Other alternatives(1)	191	236
Other investments(2)	1,159	1,242
Total “economic” investment exposure	$2,009	$2,122

(1)	Other alternatives include direct hedge fund strategies and hedge fund solutions.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as U.K. government securities, primarily held for regulatory purposes.

As adjusted investment activity for the six months ended June 30, 2018 was as follows:

(in millions)	2018
Total Investments, as adjusted, beginning balance	$3,154
Purchases/capital contributions	528
Sales/maturities	(583)
Distributions(1)	(50)
Market appreciation(depreciation)/earnings from equity method investments	—
Carried interest capital allocations/(distributions)	19
Other	(13)
Total Investments, as adjusted, ending balance	$3,055

(1)	Amount includes distributions representing return of capital and return on investments.

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Funds:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Funds	Cash Flows Excluding Impact of Consolidated Sponsored Investment Funds
Cash, cash equivalents and restricted cash, December 31, 2017	$7,096	$207	$6,889
Cash flows from operating activities	1,287	(463)	1,750
Cash flows from investing activities	(142)	(79)	(63)
Cash flows from financing activities	(1,473)	530	(2,003)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27)	—	(27)
Net change in cash, cash equivalents and restricted cash	(355)	(12)	(343)
Cash, cash equivalents and restricted cash, June 30, 2018	$6,741	$195	$6,546

Sources of BlackRock’s operating cash primarily include investment advisory, administration fees and securities lending revenue, performance fees, technology services revenue, advisory and other revenue and distribution fees. BlackRock uses its cash to pay all operating expense, interest and principal on borrowings, income taxes, dividends on BlackRock’s capital stock, repurchases of the Company’s stock, capital expenditures and purchases of co-investments and seed investments.

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

Cash outflows from investing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the six months ended June 30, 2018 were $63 million and primarily reflected $203 million of investment purchases and $63 million of purchases of property and equipment, partially offset by $191 million of net proceeds from sales and maturities of certain investments.

Cash outflows from financing activities, excluding the impact of Consolidated Sponsored Investment Funds, for the six months ended June 30, 2018 were $2,003 million, primarily resulting from $1,040 million of share repurchases, including $635 million in open market transactions and $405 million of employee tax withholdings related to employee stock transactions, and $969 million of cash dividend payments.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
(in millions)	2018	2017
Cash and cash equivalents(1)	$6,599	$6,894
Cash and cash equivalents held by consolidated VREs(2)	(70)	(63)
Subtotal	6,529	6,831
Credit facility – undrawn	4,000	4,000
Total liquidity resources(3)	$10,529	$10,831

(1)

The percentage of cash and cash equivalents held by the Company’s U.S. subsidiaries was approximately 55% and 40% at June 30, 2018 and December 31, 2017, respectively.  See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)	Amount does not reflect year-end incentive compensation accruals, which are paid in the first quarter.

Total liquidity resources decreased $302 million during the six months ended June 30, 2018, primarily reflecting cash payments of 2017 year-end incentive awards, share repurchases of $1,040 million and cash dividend payments of $969 million, partially offset by cash flows from other operating activities.

A significant portion of the Company’s $3,055 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.  The Company repurchased 1.2 million common shares in open market transactions under the share repurchase program for approximately $635 million during the six months ended June 30, 2018. At June 30, 2018, there were 5.2 million shares still authorized to be repurchased.

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

At June 30, 2018 and December 31, 2017, the Company was required to maintain approximately $1.9 billion and $1.8 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2018 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2018 to extend the maturity date to March 2023 (the “2018 credit facility”). The 2018 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2018 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2018 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2018. The 2018 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At June 30, 2018, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion.  The commercial paper program is currently supported by the 2018 credit facility. At June 30, 2018, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At June 30, 2018, the principal amount of long-term borrowings outstanding was $5.0 billion. See Note 12, Borrowings, in the 2017 Form 10-K for more information on borrowings outstanding as of December 31, 2017.

During the six months ended June 30, 2018, the Company paid approximately $93 million of interest on long-term borrowings. Future principal repayments and interest requirements at June 30, 2018 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2018	$—	$82	$82
2019	1,000	175	1,175
2020	—	125	125
2021	750	109	859
2022	750	80	830
2023	—	68	68
Thereafter(1)	2,517	116	2,633
Total	$5,017	$755	$5,772

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using foreign exchange rates as of June 30, 2018.

Commitments and Contingencies

Investment Commitments.    At June 30, 2018, the Company had $320 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Contingent Payments Related to Business Acquisitions.     In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products.  The fair value of the remaining aggregate contingent payments at June 30, 2018 totaled $223 million, and is included in other liabilities on the condensed consolidated statements of financial condition.

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

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At June 30, 2018, the Company indemnified certain of its clients for their securities lending loan balances of approximately $213 billion. The Company held, as agent, cash and securities totaling $227 billion as collateral for indemnified securities on loan at June 30, 2018. The fair value of these indemnifications was not material at June 30, 2018.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the condensed consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements, including information regarding the adoption of ASU 2014-09. In addition, see Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2017 Form 10-K for further information.

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

At June 30, 2018, BlackRock was determined to be the PB for certain investment funds that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company generally consolidates VIEs in which it holds an equity ownership interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%. See Note 6, Variable Interest Entities, in the notes to the condensed consolidated financial statements for more information.

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

Revenue Recognition.   Revenue is recognized upon transfer of control of promised services to customers in an amount that reflects consideration to which the Company expects to be entitled in exchange for those services. The Company enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct. Management judgment may be required when determining the following: whether services are considered distinct and should be accounted for separately; when variable consideration is no longer probable of significant reversal (and hence can be included in revenue); whether certain revenue should be presented gross or net of certain related costs; when a promised service transfers to the customer; and the applicable method of measuring progress for services transferred to the customer over time.

Investment advisory and administration fees are recognized as the services are performed over time and are primarily based on agreed-upon percentages of AUM. Such fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. AUM represents the broad range of financial assets the Company manages for clients on a discretionary basis pursuant to investment management and trust agreements that are expected to continue for at least 12 months. In general, reported AUM reflects the valuation methodology that corresponds to the basis used for determining revenue (for example, net asset value).

The Company earns revenue by lending securities on behalf of clients, primarily to highly rated banks and broker-dealers. The securities loaned are secured by collateral, generally ranging from 102% to 112% of the value of the loaned securities. Securities lending revenue earned by the Company totaled $183 million and $338 million, respectively for the three and six months ended June 30, 2018 and totaled $156 million and $297 million for the three and six months ended June 30, 2017, respectively.

The Company receives investment advisory performance fees, including incentive allocations (carried interest) from certain actively managed investment funds and certain separately managed accounts. These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds, which may vary by product or account, and include monthly, quarterly, annual or longer measurement periods.

The Company is allocated carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these funds. Therefore, carried interest subject to such clawback provisions is recorded in investments/investments of consolidated VIEs or cash/cash of consolidated VIEs to the extent that it is distributed, on its condensed consolidated statements of financial condition.

Performance fees, including carried interest, are recognized when it is determined that they are no longer probable of significant reversal (such as upon the sale of a fund’s investment or when the amount of AUM becomes known as of the end of a specified measurement period). Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Significant judgement is involved in making such determination. Performance fees typically arise from investment management services that began in prior reporting periods. Consequently, a portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest. These factors include but are not limited to whether: (1) the fees are dependent on the market and thus are highly susceptible to factors outside the Company’s influence; (2) the fees have a large number and a broad range of possible amounts; and (3) the funds or separately managed accounts have the ability to invest or reinvest its sales proceeds.

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At June 30, 2018 and December 31, 2017, the Company had $242 million and $219 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown. See Note 13, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three months ended June 30, 2018 and 2017.

Fees earned for technology services revenue are recorded as services are performed and are generally determined using the value of positions on the Aladdin platform or on a fixed-rate basis.

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

Distribution and service fees represent fees earned for distributing investment products and for providing other support services to investment portfolios, are based on net asset values, and are recognized when the amount of fees is known.

Accounting Developments

For accounting pronouncements that the Company adopted during the six months ended June 30, 2018 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2018, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At June 30, 2018, the Company had outstanding total return swaps with an aggregate notional value of approximately $602 million. At June 30, 2018, there were no outstanding interest rate swaps.

At June 30, 2018, approximately $2.3 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $2,009 million. See Balance Sheet Overview- Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk.    At June 30, 2018, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $830 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $83 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At June 30, 2018, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1,179 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $24.3 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $476 million at June 30, 2018. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $47.6 million decline in the carrying value of such investments.

Other Market Risks.    The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At June 30, 2018, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.2 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On May 27, 2014, certain investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the U.S. District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. The Consolidated Complaint, which purports to be brought derivatively on behalf of the Funds, alleges that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On February 24, 2015, the same plaintiffs filed another complaint in the same court against BlackRock Investment Management, LLC and BlackRock Advisors, LLC.  On June 13, 2018, the court granted in part and denied in part the defendants’ motion for summary judgment. On July 25, 2018, the plaintiffs served a pleading that supplemented the time period of their alleged damages to run through the date of trial. The lawsuits seek, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by the defendants beginning twelve months preceding the start of each lawsuit and ending on the date of judgment, along with purported lost investment returns on those amounts, plus interest. The defendants believe the claims in both lawsuits are without merit and are vigorously defending the actions. The trial on the remaining issues is scheduled to begin on August 20, 2018.

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

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the U.S. District Court for the Northern District of California by a former employee on behalf of all BlackRock employee 401(k) Plan (the “Plan”) participants and beneficiaries in the Plan from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated with investment options managed by BlackRock. While the complaint does not contain any specific amount in alleged damages, it claims that the purported underperformance and hidden fees cost Plan participants more than $60 million. On October 10, 2017, the plaintiffs filed an Amended Complaint, which, among other things, adds as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also includes a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the lending agent on terms that plaintiffs claim were excessive.  The defendants believe the claims in this lawsuit are without merit and are vigorously defending the action. BlackRock moved to dismiss the Amended Complaint on November 8, 2017. On July 13, 2018, the plaintiffs sought leave of the court to file a Second Amended Complaint to add additional defendants and additional allegations regarding BTC’s securities lending services and fees. On August 3, 2018, the defendants opposed the plaintiffs’ request to file a Second Amended Complaint.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	217,446	(1)	$525.26	191,158	5,566,858
May 1, 2018 through May 31, 2018	382,101	(1)	$532.60	375,412	5,191,446
June 1, 2018 through June 30, 2018	5,603	(1)	$531.70	—	5,191,446
Total	605,150		$529.95	566,570

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: August 8, 2018		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer