Form 10-Q
period 2018-09-30
BlackRock Inc.
filed 2018-11-09
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, there were 157,712,287 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	September 30,	December 31,
(in millions, except shares and per share data)	2018	2017
Assets
Cash and cash equivalents	$6,358	$6,894
Accounts receivable	2,682	2,699
Investments	1,760	1,981
Assets of consolidated variable interest entities:
Cash and cash equivalents	222	144
Investments	2,217	1,493
Other assets	179	66
Separate account assets	107,982	149,937
Separate account collateral held under securities lending agreements	19,575	24,190
Property and equipment (net of accumulated depreciation of $765 and $658 at September 30, 2018 and December 31, 2017, respectively)	588	592
Intangible assets (net of accumulated amortization of $229 and $219 at September 30, 2018 and December 31, 2017, respectively)	17,854	17,389
Goodwill	13,526	13,220
Other assets	1,919	1,636
Total assets	$174,862	$220,241
Liabilities
Accrued compensation and benefits	$1,611	$2,153
Accounts payable and accrued liabilities	1,403	1,161
Liabilities of consolidated variable interest entities:
Borrowings	44	—
Other liabilities	514	369
Borrowings	4,991	5,014
Separate account liabilities	107,982	149,937
Separate account collateral liabilities under securities lending agreements	19,575	24,190
Deferred income tax liabilities	3,555	3,527
Other liabilities	2,114	1,626
Total liabilities	141,789	187,977
Commitments and contingencies (Note 12)
Temporary equity
Redeemable noncontrolling interests	603	416
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at September 30, 2018 and December 31, 2017;

Shares issued: 171,252,185 at September 30, 2018 and December 31, 2017;

Shares outstanding: 158,837,718 and 159,977,115 at September 30, 2018 and

December 31, 2017, respectively

Preferred stock (Note 17)	—	—
Additional paid-in capital	19,048	19,256
Retained earnings	18,852	16,939
Accumulated other comprehensive loss	(616)	(432)
Treasury stock, common, at cost (12,414,467 and 11,275,070 shares held at September 30, 2018 and December 31, 2017, respectively)	(4,871)	(3,967)
Total BlackRock, Inc. stockholders’ equity	32,415	31,798
Nonredeemable noncontrolling interests	55	50
Total permanent equity	32,470	31,848
Total liabilities, temporary equity and permanent equity	$174,862	$220,241

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except shares and per share data)	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$2,045	$1,982	$6,244	$5,627
Other third parties	838	799	2,530	2,344
Total investment advisory, administration fees and securities lending revenue	2,883	2,781	8,774	7,971
Investment advisory performance fees	151	191	312	309
Technology services revenue	200	169	582	481
Distribution fees	279	298	884	877
Advisory and other revenue	63	69	212	198
Total revenue	3,576	3,508	10,764	9,836
Expense
Employee compensation and benefits	1,097	1,087	3,300	3,106
Distribution and servicing costs	408	419	1,255	1,230
Direct fund expense	249	231	774	658
General and administration	413	355	1,189	996
Amortization of intangible assets	13	27	35	77
Total expense	2,180	2,119	6,553	6,067
Operating income	1,396	1,389	4,211	3,769
Nonoperating income (expense)
Net gain (loss) on investments	50	41	68	128
Interest and dividend income	29	15	63	35
Interest expense	(46)	(46)	(138)	(159)
Total nonoperating income (expense)	33	10	(7)	4
Income before income taxes	1,429	1,399	4,204	3,773
Income tax expense	226	443	829	1,085
Net income	1,203	956	3,375	2,688
Less:
Net income (loss) attributable to noncontrolling interests	(13)	12	(3)	31
Net income attributable to BlackRock, Inc.	$1,216	$944	$3,378	$2,657
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$7.59	$5.83	$21.01	$16.35
Diluted	$7.54	$5.76	$20.83	$16.17
Cash dividends declared and paid per share	$3.13	$2.50	$8.89	$7.50
Weighted-average common shares outstanding:
Basic	160,141,506	161,872,716	160,786,768	162,459,737
Diluted	161,378,217	163,773,546	162,140,879	164,289,042

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2018	2017	2018	2017
Net income	$1,203	$956	$3,375	$2,688
Other comprehensive income:
Foreign currency translation adjustments(1)	(41)	102	(176)	244
Other	—	—	(2)	(1)
Other comprehensive income (loss)	(41)	102	(178)	243
Comprehensive income	1,162	1,058	3,197	2,931
Less: Comprehensive income (loss) attributable to noncontrolling interests	(13)	12	(3)	31
Comprehensive income attributable to BlackRock, Inc.	$1,175	$1,046	$3,200	$2,900

(1)

Amounts for the three months ended September 30, 2018 and 2017 include a gain from a net investment hedge of $4 million (net of a tax expense of $1 million) and a loss of $18 million (net of a tax benefit of $11 million), respectively. Amounts for the nine months ended September 30, 2018 and 2017 include a gain from a net investment hedge of $22 million (net of a tax expense of $7 million) and a loss of $56 million (net of a tax benefit of $33 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2017	$19,258	$16,939	$(432)	$(3,967)	$31,798	$50	$31,848	$416
Net income	—	3,378	—	—	3,378	1	3,379	(4)
Dividends paid	—	(1,471)	—	—	(1,471)	—	(1,471)	—
Stock-based compensation	431	—	—	—	431	—	431	—
PNC preferred stock capital contribution	58	—	—	—	58	—	58	—
Retirement of preferred stock	(58)	—	—	—	(58)	—	(58)	—
Issuance of common shares related to employee stock transactions	(639)	—	—	651	12	—	12	—
Employee tax withholdings related to employee stock transactions	—	—	—	(420)	(420)	—	(420)	—
Shares repurchased	—	—	—	(1,135)	(1,135)	—	(1,135)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	4	4	742
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(551)
Other comprehensive income (loss)	—	—	(178)	—	(178)	—	(178)	—
Adoption of new accounting pronouncements	—	6	(6)	—	—	—	—	—
September 30, 2018	$19,050	$18,852	$(616)	$(4,871)	$32,415	$55	$32,470	$603

(1)	Amounts include $2 million of common stock at both September 30, 2018 and December 31, 2017.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2016	$19,339	$13,650	$(716)	$(3,185)	$29,088	$52	$29,140	$194
Net income	—	2,657	—	—	2,657	3	2,660	28
Dividends paid	—	(1,259)	—	—	(1,259)	—	(1,259)	—
Stock-based compensation	417	—	—	—	417	—	417	—
PNC preferred stock capital contribution	193	—	—	—	193	—	193	—
Retirement of preferred stock	(193)	—	—	—	(193)	—	(193)	—
Issuance of common shares related to employee stock transactions	(612)	—	—	621	9	—	9	—
Employee tax withholdings related to employee stock transactions	—	—	—	(308)	(308)	—	(308)	—
Shares repurchased	—	—	—	(825)	(825)	—	(825)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(14)	(14)	338
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	14	14	(240)
Other comprehensive income (loss)	—	—	243	—	243	—	243	—
Adoption of new accounting pronouncement	3	(2)	—	—	1	—	1	—
September 30, 2017	$19,147	$15,046	$(473)	$(3,697)	$30,023	$55	$30,078	$320

(1)	Amounts include $2 million of common stock at both September 30, 2017 and December 31, 2016.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(in millions)	September 30,
	2018	2017
Cash flows from operating activities
Net income	$3,375	$2,688
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	164	190
Stock-based compensation	431	417
Deferred income tax expense (benefit)	(187)	170
Other gains	(50)	—
Net (gains) losses within consolidated VIEs	21	(95)
Net (purchases) proceeds within consolidated VIEs	(1,107)	(148)
(Earnings) losses from equity method investees	(92)	(92)
Distributions of earnings from equity method investees	23	24
Changes in operating assets and liabilities:
Accounts receivable	(5)	(361)
Investments, trading	161	(145)
Other assets	(191)	(572)
Accrued compensation and benefits	(594)	(267)
Accounts payable and accrued liabilities	164	217
Other liabilities	439	514
Cash flows from operating activities	2,552	2,540
Cash flows from investing activities
Purchases of investments	(259)	(400)
Proceeds from sales and maturities of investments	400	121
Distributions of capital from equity method investees	18	26
Net consolidations (deconsolidations) of sponsored investment funds (VIEs/VREs)	(52)	(56)
Acquisitions, net of cash acquired	(699)	(102)
Purchases of property and equipment	(108)	(100)
Cash flows from investing activities	(700)	(511)
Cash flows from financing activities
Proceeds from long-term borrowings	—	697
Repayments of long-term borrowings	—	(700)
Cash dividends paid	(1,471)	(1,259)
Repurchases of common stock	(1,555)	(1,133)
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	746	324
Other financing activities	(13)	(12)
Cash flows from financing activities	(2,293)	(2,083)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(58)	161
Net increase (decrease) in cash, cash equivalents and restricted cash	(499)	107
Cash, cash equivalents and restricted cash, beginning of period	7,096	6,192
Cash, cash equivalents and restricted cash, end of period	$6,597	$6,299
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$123	$150
Income taxes (net of refunds)	$765	$916
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$639	$612
PNC preferred stock capital contribution	$58	$193
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(551)	$(226)

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

At September 30, 2018, The PNC Financial Services Group, Inc. (“PNC”) held 21.4% of the Company’s voting common stock and 21.9% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

The interim financial information at September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications.

Accounting Pronouncements Adopted in the Nine Months Ended September 30, 2018

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

The following table presents the impact of the adoption to the condensed consolidated statements of income for the three and nine months ended September 30, 2017.

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
(in millions, except shares and per share data)	Previously Reported	Adoption of the New Revenue Standard Adjustment	Recast	Previously Reported	Adoption of the New Revenue Standard Adjustment	Recast
Total revenue	$3,233	$275	$3,508	$9,022	$814	$9,836
Total expense	1,839	280	2,119	5,239	828	6,067
Operating income	$1,394	$(5)	$1,389	$3,783	$(14)	$3,769
Income tax expense	$445	$(2)	$443	$1,090	$(5)	$1,085
Net income	$959	$(3)	$956	$2,697	$(9)	$2,688
Net income attributable to BlackRock, Inc.	$947	$(3)	$944	$2,666	$(9)	$2,657
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$5.85	$(0.02)	$5.83	$16.41	$(0.06)	$16.35
Diluted	$5.78	$(0.02)	$5.76	$16.23	$(0.06)	$16.17

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

Fair Value Disclosure Requirements.  In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which adds, modifies and removes certain disclosure requirements for fair value measurements. The Company early adopted the provisions of ASU 2018-13 that remove and modify disclosure requirements effective July 1, 2018, which included the removal of the estimated liquidation periods for investments measured at net asset value on a retrospective basis and removal of the valuation processes discussion for Level 3 fair value measurements.

The additional disclosure requirements under ASU 2018-13 are required to be applied prospectively and are effective for the Company on January 1, 2020. The Company does not expect the additional disclosure requirements to have a material impact on its consolidated financial statements.

Revenue Recognition

Revenue is recognized upon transfer of control of promised services to customers in an amount to which the Company expects to be entitled in exchange for those services. The Company enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct. Consideration for the Company’s services is generally in the form of variable consideration because the amount of fees is subject to market conditions that are outside of the Company’s influence. The Company includes variable consideration in revenue when it is no longer probable of significant reversal, i.e. when the associated uncertainty is resolved. For some contracts with customers, the Company has discretion to involve a third party in providing services to the customer. Generally, the Company is deemed to be the principal in these arrangements because the Company controls the promised services before they are transferred to customers, and accordingly presents the revenue gross of related costs.

Investment Advisory, Administration Fees and Securities Lending Revenue.   Investment advisory and administration fees are recognized as the services are performed over time and are primarily based on agreed-upon percentages of assets under management (“AUM”). Such fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. Investment advisory and administration fees for investment funds are shown net of fee waivers. In addition, the Company may contract with third parties to provide sub-advisory services on its behalf. The Company presents the investment advisory fees and associated costs to such third-party advisors on a gross basis where it is deemed to be the principal and on a net basis where it is deemed to be the agent. Management judgment involved in making these assessments is focused on ascertaining whether the Company is primarily responsible for fulfilling the promised service.

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

The Company is allocated carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these funds. Therefore, carried interest subject to such clawback provisions is recorded in investments/investments of consolidated variable interest entities (“VIEs”) or cash/cash of consolidated VIEs to the extent that it is distributed, on its condensed consolidated statements of financial condition.

Performance fees, including carried interest, are recognized when it is determined that they are no longer probable of significant reversal (such as upon the sale of a fund’s investment or when the amount of AUM becomes known as of the end of a specified measurement period). Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition.  Significant judgement is involved in making such determination. Performance fees typically arise from investment management services that began in prior reporting periods.  Consequently, a portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest. These factors include but are not limited to whether: (1) the fees are dependent on the market and thus are highly susceptible to factors outside the Company’s influence; (2) the fees have a large number and a broad range of possible amounts; and (3) the funds or separately managed accounts have the ability to invest or reinvest their sales proceeds.

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

Distribution Fees. The Company accounts for fund distribution services and shareholder servicing as distinct services, separate from fund management services, because customers can benefit from each of the services on their own and because the services are separately identifiable (that is, the nature of the promised services is to transfer each service individually). The Company records upfront and ongoing sales commissions as distribution fee revenue for serving as the principal underwriter and/or distributor for certain managed mutual funds. Fund distribution services are satisfied at the point in time when an investor makes an investment in a share class of the managed mutual funds. Accordingly, the Company recognizes the upfront fees for front-end load funds on a trade date basis when the services are performed and the amount is known. However, the on-going distribution fees (e.g., 12b-1 fees) from the back-end load funds are based on net asset values over the investment period and are recognized when the amount is known. Consequently, a portion of the on-going distribution fees the Company recognized may be related to the services performed in prior periods that meet the recognition criteria in the current period. Generally, retail products offered outside of the United States do not generate a separate distribution fee as the quoted management fee rate is inclusive of these services. The Company recognizes ongoing shareholder servicing fee revenue as shareholder services are performed over time. On-going distribution fees are largely passed through as a distribution expense to third-party distributors who distribute the funds. The Company contracts with third parties for various fund distribution services and shareholder servicing of certain funds to be performed on its behalf. These arrangements are generally priced as a portion of the fee paid to the Company by the fund or as an agreed-upon percentage of net asset value. The Company presents its distribution fees and distribution and servicing costs incurred on a gross basis in the condensed consolidated statements of income because it has primary responsibility for fulfilling the promise to provide the specified services.

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

•

Level 2 assets may include debt securities, investments in CLOs, bank loans, short-term floating-rate notes, asset-backed securities, securities held within consolidated hedge funds, restricted public securities valued at a discount, as well as over-the-counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include nonbinding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

•	Level 3 assets may include direct private equity investments held within consolidated funds, investments in CLOs and bank loans of consolidated CLOs.
•	Level 3 liabilities include contingent liabilities related to acquisitions valued based upon discounted cash flow analyses using unobservable market data and borrowings of a consolidated CLO.

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

A significant number of inputs used to value equity, debt securities, investments in CLOs and bank loans is sourced from third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price.

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

Fair Value of Asset and Liabilities of Consolidated CLO.    The Company applies the fair value option provisions for eligible assets, including bank loans, held by a consolidated CLO. As the fair value of the financial assets of the consolidated CLO is more observable than the fair value of the borrowings of the consolidated CLO, the Company measures the fair value of the borrowings of the consolidated CLO as the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income. During the nine months ended September 30, 2018 and 2017, the Company had not resold or repledged any of the collateral received under these arrangements. At September 30, 2018 and December 31, 2017, the fair value of loaned securities held by separate accounts was approximately $17.8 billion and $22.3 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $19.6 billion and $24.2 billion, respectively.

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

In July 2018, the FASB issued ASU 2018-11, Targeted Improvements (“ASU 2018-11”), which provides entities a transition option to not apply the new lease standard to the comparative periods presented in financial statements. Under this transition option, an entity applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company will adopt ASU 2016-02 on its effective date of January 1, 2019 on a modified retrospective basis applying the transition option permitted by ASU 2018-11. The Company intends to elect the package of practical expedients that will alleviate certain operational complexities related to the adoption. See Note 13 of the 2017 Form 10-K for information on the Company’s operating lease commitments.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	September 30,	December 31,
(in millions)	2018	2017

Cash and cash equivalents	$6,358	$6,894
Cash and cash equivalents of consolidated VIEs	222	144
Restricted cash included in other assets	17	58
Total cash, cash equivalents and restricted cash	$6,597	$7,096

4.  Investments

A summary of the carrying value of total investments is as follows:

September 30,
(in millions)	2018(1)
Debt securities:
Available-for-sale investments	$42
Held-to-maturity investments	145
Trading securities ($148 debt securities of consolidated sponsored investment funds)	176
Total debt securities	363
Equity securities at FVTNI ($283 equity securities of consolidated sponsored investment funds)	508
Equity method investments(2)	779
Federal Reserve Bank stock(3)	92
Carried interest(4)	18
Total investments	$1,760

(in millions)	December 31, 2017(1)
Available-for-sale investments	$103
Held-to-maturity investments	102
Trading investments:
Consolidated sponsored investment funds:
Debt securities	267
Equity securities	245
Other equity and debt securities	267
Deferred compensation plan mutual funds	56
Total trading investments	835
Equity method investments(2)	816
Cost method investments(3)	93
Carried interest(4)	32
Total investments	$1,981

(1)

Amounts at September 30, 2018 reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information. Amounts at December 31, 2017 reflect accounting guidance prior to ASU 2016-01.

(2)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(3)

Amounts include Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. At December 31, 2017, amount also includes other nonmarketable securities, which were immaterial. At September 30, 2018 and December 31, 2017, there were no indicators of impairment on these investments.

(4)

Carried interest of consolidated sponsored investment funds accounted for as voting rights entities (“VREs”) represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

Available-for-Sale Investments

At both September 30, 2018 and December 31, 2017, available-for-sale investments primarily included certain investments in CLOs. The cost of these investments approximated carrying value. At September 30, 2018, $42 million of these investments mature after ten years.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $145 million and $102 million at September 30, 2018 and December 31, 2017, respectively. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes and certain investments in CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At September 30, 2018, $11 million of these investments mature between five to ten years and $134 million mature after ten years.

Equity and Trading Debt Securities

A summary of the cost and carrying value of equity and trading debt securities is as follows:

	September 30, 2018(1)
(in millions)	Cost	Carrying Value
Trading debt securities:
Corporate debt	$94	$92
Government debt	46	39
Asset/mortgage-backed debt	49	45
Total debt securities	189	176
Equity securities at FVTNI:
Equity securities/multi-asset mutual funds	475	472
Deferred compensation plan mutual funds	21	36
Total equity securities at FVTNI	496	508
Total equity and trading debt securities	$685	$684

	December 31, 2017(1)
(in millions)	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$34	$56
Equity securities/multi-asset mutual funds	446	493
Debt securities
Corporate debt	152	157
Government debt	72	73
Asset/mortgage backed debt	56	56
Total trading investments	$760	$835

(1)

Amounts at September 30, 2018 reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information. Amounts at December 31, 2017 reflect accounting guidance prior to ASU 2016-01.

Other

In addition, the Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At September 30, 2018 and December 31, 2017, the Company’s investment in PennyMac is included in other assets on the condensed consolidated statements of financial condition. The carrying value and market value of the Company’s interest (approximately 20% or 16 million shares and units) was approximately $384 million and $325 million, respectively, at September 30, 2018 and approximately $342 million and $348 million, respectively, at December 31, 2017. The market value of the Company’s interest reflected the PennyMac stock price at September 30, 2018 and December 31, 2017, respectively (a Level 1 input). The estimated market value of the Company’s interest in the non-public units held of PennyMac is based on the stock price of the PennyMac public securities at September 30, 2018 and December 31, 2017. The Company performed an other-than-temporary impairment analysis as of September 30, 2018 and believes the shortfall of market value versus book value is temporary.

5.   Consolidated Voting Rights Entities

The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. The following table presents the amounts related to these consolidated VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these funds:

	September 30,	December 31,
(in millions)	2018	2017
Cash and cash equivalents	$58	$63
Investments:
Trading debt securities	148	267
Equity securities at FVTNI	283	245
Total investments	431	512
Other assets	12	13
Other liabilities	(52)	(37)
Noncontrolling interests ("NCI")	(60)	(91)
BlackRock’s net interests in consolidated VREs	$389	$460

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

Consolidated VIEs.    The Company’s consolidated VIEs include certain sponsored investment products in which BlackRock has an investment and as the investment manager is deemed to have both the power to direct the most significant activities of the products and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment products. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

Consolidated VIE assets and liabilities are presented after intercompany eliminations in the following table:

	September 30,	December 31,
(in millions)	2018	2017
Assets of consolidated VIEs:
Cash and cash equivalents	$222	$144
Investments:
Trading debt securities	973	475
Equity securities at FVTNI	600	440
Bank loans	53	—
Other investments	285	312
Carried interest	306	266
Other assets	179	66
Total investments and other assets	2,396	1,559
Liabilities of consolidated VIEs:
Borrowings	(44)	—
Other liabilities	(514)	(369)
Noncontrolling interests	(598)	(375)
BlackRock's net interests in consolidated VIEs	$1,462	$959

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017

Nonoperating net gain (loss) on consolidated VIEs	$(9)	$29	$(21)	$95

Net income (loss) attributable to NCI on consolidated VIEs	$(14)	$10	$(3)	$28

Nonconsolidated VIEs.    At September 30, 2018 and December 31, 2017, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)
At September 30, 2018	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$335	$40	$(6)	$392
At December 31, 2017
Sponsored investment products	$263	$15	$(7)	$295

(1)

At both September 30, 2018 and December 31, 2017, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $8 billion and $5 billion at September 30, 2018 and December 31, 2017, respectively.

7.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

September 30, 2018(1) (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(2)	Other Assets Not Held at Fair Value(3)	September 30, 2018
Assets:
Investments:
Equity securities at FVTNI:
Deferred compensation plan mutual funds	$36	$—	$—	$—	$—	$36
Equity securities/Multi-asset mutual funds	472	—	—	—	—	472
Total equity securities at FVTNI	508	—	—	—	—	508
Debt securities:
Available-for-sale	—	42	—	—	—	42
Trading securities	—	176	—	—	—	176
Held-to-maturity securities	—	—	—	—	145	145
Total debt securities	—	218	—	—	145	363
Equity method:
Equity and fixed income mutual funds	140	—	—	14	—	154
Other	—	—	—	622	3	625
Total equity method	140	—	—	636	3	779
Federal Reserve Bank Stock	—	—	—	—	92	92
Carried interest	—	—	—	—	18	18
Total investments	648	218	—	636	258	1,760
Investments of consolidated VIEs:
Equity securities at FVTNI	600	—	—	—	—	600
Trading debt securities	—	973	—	—	—	973
Bank loans	—	9	44	—	—	53
Private equity(4)	—	—	105	49	74	228
Other	—	—	—	57	—	57
Carried interest	—	—	—	—	306	306
Total investments of consolidated VIEs	600	982	149	106	380	2,217
Separate account assets	79,607	27,667	—	—	708	107,982
Separate account collateral held under securities lending agreements:
Equity securities	17,392	—	—	—	—	17,392
Debt securities	—	2,183	—	—	—	2,183
Total separate account collateral held under securities lending agreements	17,392	2,183	—	—	—	19,575
Total	$98,247	$31,050	$149	$742	$1,346	$131,534
Liabilities:
Borrowings of consolidated VIEs(5)	$—	$—	$44	$—	$—	$44
Separate account collateral liabilities under securities lending agreements	17,392	2,183	—	—	—	19,575
Other liabilities(6)	—	6	259	—	—	265
Total	$17,392	$2,189	$303	$—	$—	$19,884

(1)	Amounts at September 30, 2018 reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information.
(2)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(4)	Level 3 amounts primarily include direct investments in private equity companies held by private equity funds.
(5)	Borrowings of consolidated VIEs are classified based on the more significant inputs, which are unobservable, used for calculating the fair value of consolidated CLO assets.
(6)	Amounts primarily include contingent liabilities related to certain acquisitions (see Note 12, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2017(1) (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(2)	Other Assets Not Held at Fair Value(3)	December 31, 2017
Assets:
Investments
Available-for-sale	$7	$96	$—	$—	$—	$103
Held-to-maturity debt securities	—	—	—	—	102	102
Trading:
Deferred compensation plan mutual funds	56	—	—	—	—	56
Equity/Multi-asset mutual funds	493	—	—	—	—	493
Debt securities / fixed income mutual funds	2	284	—	—	—	286
Total trading	551	284	—	—	—	835
Equity method:
Equity and fixed income mutual funds	183	—	—	12	—	195
Other	—	—	—	609	12	621
Total equity method	183	—	—	621	12	816
Cost method investments	—	—	—	—	93	93
Carried interest	—	—	—	—	32	32
Total investments	741	380	—	621	239	1,981
Separate account assets	114,422	34,582	—	—	933	149,937
Separate account collateral held under securities lending agreements:
Equity securities	18,778	—	—	—	—	18,778
Debt securities	—	5,412	—	—	—	5,412
Total separate account collateral held under securities lending agreements	18,778	5,412	—	—	—	24,190
Investments of consolidated VIEs:
Trading:
Equity securities	440	—	—	—	—	440
Debt securities	—	475	—	—	—	475
Private / public equity(4)	6	2	116	59	76	259
Other	—	—	—	53	—	53
Carried interest	—	—	—	—	266	266
Total investments of consolidated VIEs	446	477	116	112	342	1,493
Total	$134,387	$40,851	$116	$733	$1,514	$177,601
Liabilities:
Separate account collateral liabilities under securities lending agreements	$18,778	$5,412	$—	$—	$—	$24,190
Other liabilities(5)	—	7	236	—	—	243
Total	$18,778	$5,419	$236	$—	$—	$24,433

(1)	Amounts at December 31, 2017 reflect accounting guidance prior to ASU 2016-01.
(2)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

Level 3 Assets.    Level 3 assets may include investments in CLOs and bank loans of consolidated CLOs valued based on single-broker nonbinding quotes and direct private equity investments valued using the market or income approach as described below.

Level 3 investments of consolidated VIEs of $149 million and $116 million at September 30, 2018 and December 31, 2017, respectively, related to direct investments in private equity companies held by consolidated private equity funds.  At September 30, 2018, level 3 investments of consolidated VIEs also included bank loans of a consolidated CLO valued based on single-broker nonbinding quotes.

Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could have resulted in a significantly lower (higher) fair value measurement as of September 30, 2018. For investments utilizing the market-comparable valuation technique, a significant increase (decrease) in a valuation multiple in isolation could have resulted in a significantly higher (lower) fair value measurement as of September 30, 2018.

Level 3 Liabilities. Level 3 other liabilities primarily include recorded contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs and borrowings of consolidated VIEs, which were valued based on the fair value of the assets of the consolidated CLO less fair value of the Company’s economic interest in the CLO.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2018

(in millions)	June 30, 2018(1)	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements(2)	Transfers into Level 3	Transfers out of Level 3	September 30, 2018(1)	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Assets of consolidated VIEs:
Private equity	$104	$1	$—	$—	$—	$—	$—	$105
Bank loans(4)	—	—	—	—	44	—	—	44
Total Assets of consolidated VIEs	$104	$1	$—	$—	$44	$—	$—	$149	$1
Liabilities:
Borrowings of consolidated VIEs(4)	$—	$—	$—	$—	$44	$—	$—	$44
Other liabilities	223	(30)	—	—	6	—	—	259
Total Level 3 liabilities	$223	$(30)	$—	$—	$50	$—	$—	$303	$(30)

(1)	Amounts reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information.
(2)	Other liabilities amount includes a contingent liability in connection with an acquisition, partially offset by a contingent liability payment in connection with a prior acquisition.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Bank loans and borrowings of consolidated VIEs amounts are related to the consolidation of one additional CLO.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2018

(in millions)	December 31, 2017	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2018(2)	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Debt securities:
Available-for-sale securities(4)	$—	$—	$26	$—	$—	$—	$(26)	$—
Trading securities	—	—	5	—	—	—	(5)	—
Total debt securities	—	—	31	—	—	—	(31)	—
Total investments	—	—	31	—	—	—	(31)	—
Assets of consolidated VIEs:
Private equity	116	1	—	(12)	—	—	—	105
Bank loans(5)	—	—	—	—	44	—	—	44
Total Assets of consolidated VIEs	116	1	—	(12)	44	—	—	149
Total Level 3 assets	$116	$1	$31	$(12)	$44	$—	$(31)	$149	$1
Liabilities:
Borrowings of consolidated VIEs(5)	$—	$—	$—	$—	$44	$—	$—	$44
Other liabilities	236	(33)	—	—	(10)	—	—	259
Total Level 3 liabilities	$236	$(33)	$—	$—	$34	$—	$—	$303	$(33)

(1)	Other liabilities amount includes contingent liability payments in connection with certain prior acquisitions, partially offset by a contingent liability in connection with an acquisition.
(2)	Amounts reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Amounts include investments in CLOs.
(5)	Bank loans and borrowings of consolidated VIEs amounts are related to the consolidation of one additional CLO.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2017(1)

(in millions)	June 30, 2017	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements(2)	Transfers into Level 3	Transfers out of Level 3	September 30, 2017	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Available-for-sale securities(4)	$23	$—	$—	$—	$—	$—	$—	$23
Trading	4	—	—	—	—	—	(2)	2
Total investments	27	—	—	—	—	—	(2)	25
Assets of consolidated VIEs - Private equity	113	1	—	—	—	—	—	114	$1
Total Level 3 assets	$140	$1	$—	$—	$—	$—	$(2)	$139
Liabilities:
Other liabilities(5)	$218	$(7)	$—	$—	$3	$—	$—	$228	$(7)

(1)	Amounts reflect accounting guidance prior to ASU 2016-01.
(2)

Issuance and other settlements amount includes a contingent liability of $9 million in connection with the acquisition of Cachematrix in July 2017 (“Cachematrix Transaction”) and a contingent liability payment in connection with a prior acquisition.

(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Amounts include investments in CLOs.
(5)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2017(1)

(in millions)	December 31, 2016	Realized and Unrealized Gains (Losses) in Earnings and OCI	Purchases	Sales and Maturities	Issuances and other Settlements(2)	Transfers into Level 3	Transfers out of Level 3(3)	September 30, 2017	Total Net Unrealized Gains (Losses) Included in Earnings(4)
Assets:
Investments:
Available-for-sale securities(5)	$24	$—	$23	$—	$—	$—	$(24)	$23
Trading	7	—	4	—	—	—	(9)	2
Total investments	31	—	27	—	—	—	(33)	25
Assets of consolidated VIEs - Private equity	112	2	—	—	—	—	—	114	$2
Total Level 3 assets	$143	$2	$27	$—	$—	$—	$(33)	$139
Liabilities:
Other liabilities(6)	$115	$(2)	$—	$—	$111	$—	$—	$228	$(2)

(1)	Amounts reflect accounting guidance prior to ASU 2016-01.
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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At September 30, 2018 and December 31, 2017, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	September 30, 2018		December 31, 2017
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$6,358	$6,358	$6,894	$6,894	Level 1	(2) (3)
Cash and cash equivalents of consolidated VIEs	222	222	144	144	Level 1	(2) (3)
Other assets	26	26	70	70	Level 1	(2) (4)

Financial Liability:
Long-term borrowings	4,991	5,033	5,014	5,225	Level 2	(5)

(1)	See Note 4, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At September 30, 2018 and December 31, 2017, approximately $131 million and $163 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. In addition, at September 30, 2018 and December 31, 2017, approximately $12 million and $14 million, respectively, of money market funds were recorded within cash and cash equivalents of consolidated VIEs. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)	Other assets primarily include restricted cash.
(5)

Long-term borrowings are recorded at amortized cost net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is estimated using market prices at the end of September 2018 and December 2017, respectively. See Note 11, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

September 30, 2018
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$176	$94	Daily/Monthly (31%) Quarterly (18%) N/R (51%)	1 – 90 days
Private equity funds	(b)	111	88	N/R	N/R
Real assets funds	(c)	335	91	Quarterly (73%) N/R (27%)	60 days
Other		14	17	Daily/Monthly (79%) N/R (21%)	3 – 5 days
Consolidated VIEs:
Private equity funds of funds	(d)	49	18	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	54	45	N/R	N/R
Total		$742	$353

December 31, 2017
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$230	$48	Daily/Monthly (21%) Quarterly (49%) N/R (30%)	1 – 90 days
Private equity funds	(b)	94	86	N/R	N/R
Real assets funds	(c)	282	69	Quarterly (83%) N/R (17%)	60 days
Other		15	14	Daily (80%) N/R (20%)	5 days
Consolidated VIEs:
Private equity funds of funds	(d)	59	20	N/R	N/R
Hedge fund	(a)	19	—	Quarterly	90 days
Real assets funds	(c)	34	49	N/R	N/R
Total		$733	$286

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both September 30, 2018 and December 31, 2017.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both September 30, 2018 and December 31, 2017.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation periods for the investments in the funds that are not subject to redemptions is unknown at both September 30, 2018 and December 31, 2017. The total remaining unfunded commitments to real assets funds were $136 million and $117 million at September 30, 2018 and December 31, 2017, respectively. The Company had contractual obligations to the real assets funds of $120 million at September 30, 2018 and $98 million at December 31, 2017.

(d)  This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. The liquidation period for the underlying assets of these funds is unknown at both September 30, 2018 and December 31, 2017. The total remaining unfunded commitments to other third-party funds were $18 million and $20 million at September 30, 2018 and December 31, 2017, respectively. The Company had contractual obligations to the consolidated funds of $23 million at both September 30, 2018 and December 31, 2017.

Fair Value Option.

As of September 30, 2018, the Company elected the fair value option for certain trading debt securities of approximately $28 million reported within investments.

The following table summarizes information at September 30, 2018 related to assets and liabilities of a consolidated CLO, recorded within investments and borrowings of consolidated VIEs, respectively, for which the fair value option was elected:

September 30,
(in millions)	2018
CLO Bank loans:
Aggregate principal amounts outstanding	$53
Fair value	53
Aggregate unpaid principal balance in excess of (less than) fair value	$—

CLO Borrowings:
Aggregate principal amounts outstanding	$43
Fair value	$44

At September 30, 2018, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the three and nine months ended September 30, 2018, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on consolidated VIEs on the consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

As of December 31, 2017, assets for which the fair value option was elected were not material to the condensed consolidated financial statements.

8.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At September 30, 2018 and December 31, 2017, the Company had outstanding total return swaps with aggregate notional values of approximately $546 million and approximately $587 million, respectively.

At both September 30, 2018 and December 31, 2017, the Company had a derivative providing credit protection of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The fair values of the outstanding total return swaps and the credit default swap were not material to the condensed consolidated statement of financial condition at both September 30, 2018 and December 31, 2017.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At September 30, 2018 and December 31, 2017, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.3 billion and $1.5 billion, respectively. The fair value of the outstanding forward foreign currency exchange contracts was not material to the condensed consolidated statement of financial condition at both September 30, 2018 and December 31, 2017.

The following table presents gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(in millions)		2018	2017	2018	2017
Derivative Instruments	Statement of Income Classification	Gains (Losses)		Gains (Losses)

Total return swaps	Nonoperating income (expense)	$(12)	$(26)	$(5)	$(90)
Interest rate swaps	Nonoperating income (expense)	—	—	—	(2)
Forward foreign currency exchange contracts	Other general and administration expense	(27)	29	(90)	58
Total gain (loss) from derivative instruments		$(39)	$3	$(95)	$(34)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three months and nine months ended September 30, 2018 and 2017.

See Note 12, Borrowings, in the 2017 Form 10-K for more information on the Company’s net investment hedge.

9.  Goodwill

Goodwill activity during the nine months ended September 30, 2018 was as follows:

(in millions)
December 31, 2017	$13,220
Acquisitions (1)	314
Goodwill adjustments related to Quellos (2)	(8)
September 30, 2018	$13,526

(1)

Amount includes $184 million of goodwill related to the acquisition of Tennenbaum Capital Partners, LLC, a middle market credit and special situation credit opportunities manager, in August 2018 (“TCP Transaction”). The Company believes the acquisition will enhance its ability to provide clients with private credit solutions across a range of risk level, liquidity and geography. Total cash consideration paid at closing for the TCP Transaction was approximately $393 million. The amount also includes $130 million of goodwill related to the acquisition of the asset management business of Citibanamex, a subsidiary of Citigroup, Inc. in September 2018 (“Citibanamex Transaction”). The Company acquired AUM across local fixed income, equity and multi-asset products, enabling the Company to offer a full range of local and international investment solutions for clients in Mexico. Total consideration at closing for the Citibanamex Transaction was approximately $360 million, including contingent consideration.

(2)

The decrease in goodwill during the nine months ended September 30, 2018 resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $145 million and $168 million at September 30, 2018 and December 31, 2017, respectively.

10.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2017	$17,178	$211	$17,389
Amortization expense	—	(35)	(35)
Acquisitions (1)	400	100	500
September 30, 2018	$17,578	$276	$17,854

(1)

Amount includes $145 million of indefinite-lived management contracts and $69 million of finite-lived assets with a weighted-average estimated life of approximately eight years related to the TCP Transaction, and $255 million of indefinite-lived management contracts and $31 million of finite-lived management contracts with a weighted-average estimated life of approximately eight years related to the Citibanamex Transaction.

11.  Borrowings

Short-Term Borrowings

2018 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2018 to extend the maturity date to March 2023 (the “2018 credit facility”). The 2018 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2018 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2018 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2018. The 2018 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At September 30, 2018, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2018 credit facility. At September 30, 2018, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings estimated using market prices and foreign exchange rates at September 30, 2018 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
5.00% Notes due 2019	$1,000	$—	$1,000	$1,021
4.25% Notes due 2021	750	(1)	749	768
3.375% Notes due 2022	750	(4)	746	750
3.50% Notes due 2024	1,000	(5)	995	999
1.25% Notes due 2025	813	(5)	808	823
3.20% Notes due 2027	700	(7)	693	672
Total Long-term Borrowings	$5,013	$(22)	$4,991	$5,033

See Note 12, Borrowings, in the 2017 Form 10-K for more information regarding the Company’s borrowings.

12.  Commitments and Contingencies

Investment Commitments.   At September 30, 2018, the Company had $348 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Contingencies

Contingent Payments Related to Business Acquisitions.  In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at September 30, 2018 totaled $259 million, and is included in other liabilities on the condensed consolidated statements of financial condition.

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

On May 27, 2014, certain investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the U.S. District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. In the lawsuit, which purports to be brought derivatively on behalf of the Funds, the plaintiffs allege that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On June 13, 2018, the court granted in part and denied in part the defendants’ motion for summary judgment. On July 25, 2018, the plaintiffs served a pleading that supplemented the time period of their alleged damages to run through the date of trial. The lawsuit seeks, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by the defendants beginning twelve months preceding the start of the lawsuit with respect to each Fund and ending on the date of judgment, along with purported lost investment returns on those amounts, plus interest. The defendants believe the claims in the lawsuit are without merit. The trial on the remaining issues was completed on August 29, 2018 and the parties are awaiting judgment from the Court.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory subsidiaries, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash." Plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, plaintiffs filed an amended complaint.

On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit, which is pending.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the U.S. District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that plaintiffs claim were excessive.  The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles (“STIFs”) during the financial crisis. On August 23, 2018, the court granted permission to plaintiffs to file a Second Amended Complaint (“SAC”) which, most significantly, added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members.  On October 22, 2018, BlackRock filed a motion to dismiss the SAC. The defendants believe the claims in this lawsuit are without merit and are vigorously defending the action.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At September 30, 2018, the Company indemnified certain of its clients for their securities lending loan balances of approximately $211 billion. The Company held, as agent, cash and securities totaling $225 billion as collateral for indemnified securities on loan at September 30, 2018. The fair value of these indemnifications was not material at September 30, 2018.

13.  Revenue

The table below presents the Company’s revenue for the three and nine months ended September 30, 2018 and 2017, respectively, and disaggregates investment advisory, administration fees and securities lending revenue by product type and investment style. See Note 2, Significant Accounting Policies, for further information on the Company’s revenue recognition and the adoption of ASU 2014-09.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$405	$418	$1,269	$1,229
iShares ETFs	885	835	2,722	2,332
Non-ETF Index	169	168	532	503
Equity subtotal	1,459	1,421	4,523	4,064
Fixed income:
Active	460	437	1,374	1,268
iShares ETFs	205	210	620	595
Non-ETF Index	98	88	292	257
Fixed income subtotal	763	735	2,286	2,120
Multi-asset	298	289	889	843
Alternatives:
Core	185	169	539	469
Currency and commodities	24	23	75	67
Alternatives subtotal	209	192	614	536
Long-term	2,729	2,637	8,312	7,563
Cash management	154	144	462	408
Total base fees	2,883	2,781	8,774	7,971
Investment advisory performance fees:
Equity	7	30	68	57
Fixed income	—	9	2	20
Multi-asset	1	2	15	14
Alternatives	143	150	227	218
Total performance fees	151	191	312	309
Technology services revenue	200	169	582	481
Distribution fees:
Retrocessions	168	175	541	490
12b-1 fees (U.S. mutual funds distribution fees)	102	113	313	356
Other	9	10	30	31
Total distribution fees	279	298	884	877
Advisory and other revenue:
Advisory	26	25	80	74
Other	37	44	132	124
Total advisory and other revenue	63	69	212	198
Total revenue	$3,576	$3,508	$10,764	$9,836

The table below presents the investment advisory, administration fees and securities lending revenue by client type, investment style and product type, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017

By client type:
Retail	$860	$827	$2,573	$2,410
iShares ETFs	1,113	1,067	3,414	2,990
Institutional:
Active	504	495	1,542	1,429
Index	252	248	783	734
Total institutional	756	743	2,325	2,163
Long-term	2,729	2,637	8,312	7,563
Cash management	154	144	462	408
Total	$2,883	$2,781	$8,774	$7,971

By investment style:
Active	$1,346	$1,309	$4,063	$3,796
Index and iShares ETFs	1,383	1,328	4,249	3,767
Long-term	2,729	2,637	8,312	7,563
Cash management	154	144	462	408
Total	$2,883	$2,781	$8,774	$7,971

By product type:
Equity	$1,459	$1,420	$4,523	$4,064
Fixed income	763	736	2,286	2,120
Multi-asset	298	289	889	843
Alternatives	209	192	614	536
Long-term	2,729	2,637	8,312	7,563
Cash management	154	144	462	408
Total	$2,883	$2,781	$8,774	$7,971

Investment advisory and administration fees

The table below presents estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2018:

	Remainder of
(in millions)	2018	2019	2020	2021	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$21	$74	$63	$49	$46	$253

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at September 30, 2018. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, (2) variable consideration related to future service periods, and (3) the comparative prior period as of September 30, 2017.

Investment advisory performance fees / Carried interest

The table below presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Beginning balance	$242	$169	$219	$152
Net increase (decrease) in unrealized allocations	17	23	44	54
Performance fee revenue recognized that was included in the beginning balance	(2)	—	(6)	(14)
Ending balance	$257	$192	$257	$192

Technology services revenue

The table below presents estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2018:

	Remainder of
(in millions)	2018	2019	2020	2021	Thereafter	Total
Technology services revenue(1)(2)	$8	$27	$23	$18	$15	$91

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, (2) variable consideration related to future service periods, and (3) the comparative prior period as of September 30, 2017.

In addition to amounts disclosed in the table above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of September 30, 2018, the estimated fixed minimum fees for the remainder of 2018 for currently outstanding contracts approximated $133 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three and nine months ended September 30, 2018 and 2017, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Beginning balance	$64	$52	$62	$42
Additions	11	13	31	33
Revenue recognized that was included in the beginning balance	(10)	(7)	(28)	(17)
Ending balance	$65	$58	$65	$58

14.  Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the nine months ended September 30, 2018 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2017	2,608,668	$342.79
Granted	830,424	$560.16
Converted	(1,247,109)	$338.06
Forfeited	(49,678)	$421.08
September 30, 2018(1)	2,142,305	$428.08

(1)	At September 30, 2018, approximately 2.0 million awards are expected to vest and 0.2 million awards have vested but have not been converted.

In January 2018, the Company granted 527,337 RSUs or shares of restricted stock to employees as part of 2017 annual incentive compensation that vest ratably over three years from the date of grant and 209,201 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2021. The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during the nine months ended September 30, 2018 was $465 million.

At September 30, 2018, the intrinsic value of outstanding RSUs was $1.0 billion, reflecting a closing stock price of $471.33.

At September 30, 2018, total unrecognized stock-based compensation expense related to unvested RSUs was $410 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.1 years.

Performance-Based RSUs.

Performance-based RSU activity for the nine months ended September 30, 2018 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2017	903,525	$335.12
Granted	199,068	$566.44
Additional shares granted due to attainment of performance measures	23,376	$343.86
Converted	(269,648)	$343.86
Forfeited	(11,036)	$405.47
September 30, 2018	845,285	$386.13

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

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the nine months ended September 30, 2018 was $121 million.

At September 30, 2018, the intrinsic value of outstanding performance-based RSUs was $398 million, reflecting a closing stock price of $471.33.

At September 30, 2018, total unrecognized stock-based compensation expense related to unvested performance-based awards was $140 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.2 years.

See Note 14, Stock-Based Compensation, in the 2017 Form 10-K for more information on performance-based RSUs.

Market Performance-based RSUs.

Market performance-based RSUs activity for the nine months ended September 30, 2018 is summarized below.

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2017	286,336	$195.33
Converted	(286,336)	$195.33
September 30, 2018	—	$—

See Note 14, Stock-Based Compensation, in the 2017 Form 10-K for more information on market performance-based RSUs.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”), including performance-based and market performance-based RSUs. The current share surrender agreement commits PNC to provide BlackRock Series C nonvoting participating preferred stock to fund the remaining committed shares. As of September 30, 2018, 3.9 million shares had been surrendered by PNC, including 103,064 shares in the first quarter of 2018.

At September 30, 2018, the available remaining shares committed by PNC were 0.1 million.

Performance-based Stock Options.

Stock option activity for the nine months ended September 30, 2018 is summarized below.

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2017	2,147,562	$513.50
Forfeited	(41,080)	$513.50
September 30, 2018	2,106,482	$513.50

At September 30, 2018, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $174 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 5.2 years.

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

At September 30, 2018, the Company was required to maintain approximately $1.8 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

16.  Accumulated Other Comprehensive Income (Loss)

The following tables present changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2018 and 2017:

(in millions)	Foreign currency translation adjustments(1)	Other(2)	Total
For the Three Months Ended September 30, 2018
June 30, 2018	$(577)	$2	$(575)
Net other comprehensive income (loss) for the three months ended September 30, 2018	(41)	—	(41)
September 30, 2018	$(618)	$2	$(616)
For the Nine Months Ended September 30, 2018
December 31, 2017	$(436)	$4	$(432)
Net other comprehensive income (loss) for the nine months ended September 30, 2018	(176)	(2)	(178)
Reclassification as a result of adoption of ASU 2018-02	(6)	—	(6)
September 30, 2018	$(618)	$2	$(616)

(1)

Amounts for the three and nine months ended September 30, 2018 include gains from a net investment hedge of $4 million (net of a tax expense of $1 million) and $22 million (net of a tax expense of $7 million), respectively.

(2)  Other includes amounts related to benefit plans and available-for-sale investments, which are presented net of tax. Amounts reclassified from AOCI to net income were not material for the three and nine months ended September 30, 2018.

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

(1) Amounts for the three and nine months ended September 30, 2017 includes losses from a net investment hedge of $18 million (net of a tax benefit of $11 million) and $56 million (net of a tax benefit of $33 million), respectively.

(2) Other includes amounts related to benefit plans and available-for-sale investments, which are presented net of tax. Amounts reclassified from AOCI to net income were not material for the three and nine months ended September 30, 2017.

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

Share Repurchases.  The Company repurchased 2.2 million common shares in open market transactions under the share repurchase program for approximately $1,135 million during the nine months ended September 30, 2018. At September 30, 2018, there were 4.2 million shares still authorized to be repurchased.

PNC Capital Contribution. During the three months ended March 31, 2018, PNC surrendered to BlackRock 103,064 shares of BlackRock Series C Preferred to fund certain LTIP awards.

18. Income Taxes

On December 22, 2017, The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act significantly revises the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) requiring companies to pay a one-time tax on certain unrepatriated earnings of foreign subsidiaries, (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (4) creating new taxes on certain earnings of controlled foreign corporations, and (5) creating a new limitation on deductible net interest expense. BlackRock’s results in 2017 included a $1.2 billion net tax benefit related to the 2017 Tax Act. The Company has not made any additional measurement-period adjustments during the nine months ended September 30, 2018. The Company may record adjustments to the provisional amounts during the measurement period as additional guidance from the U.S. Department of the Treasury is provided, as changes in the Company’s assumptions occur, and as further information and interpretations become available. For further information on the 2017 Tax Act, see Note 21, Income Taxes, in the consolidated financial statements included in the 2017 Form 10-K.

The three and nine months ended September 30, 2018 income tax expense reflected a reduced tax rate associated with the 2017 Tax Act and $90 million of discrete tax benefits, primarily related to changes in the Company’s organizational entity structure. The nine months ended September 30, 2018 income tax expense also included a discrete tax benefit of $58 million related to stock-based compensation awards that vested in 2018.

The three and nine months ended September 30, 2017 income tax expense included net noncash expense of $19 million related to the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes. The nine months ended September 30, 2017 income tax expense also included a discrete tax benefit of $84 million related to stock-based compensation awards that vested in 2017.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017 under the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2018	2017	2018	2017
Net income attributable to BlackRock	$1,216	$944	$3,378	$2,657
Basic weighted-average shares outstanding	160,141,506	161,872,716	160,786,768	162,459,737
Dilutive effect of nonparticipating RSUs and stock options	1,236,711	1,900,830	1,354,111	1,829,305
Total diluted weighted-average shares outstanding	161,378,217	163,773,546	162,140,879	164,289,042
Basic earnings per share	$7.59	$5.83	$21.01	$16.35
Diluted earnings per share	$7.54	$5.76	$20.83	$16.17

20.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three and nine months ended September 30, 2018 and 2017 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
Revenue	2018	2017	2018	2017
Americas	$2,328	$2,219	$6,989	$6,378
Europe	1,083	1,121	3,258	2,992
Asia-Pacific	165	168	517	466
Total revenue	$3,576	$3,508	$10,764	$9,836

See Note 13, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at September 30, 2018 and December 31, 2017 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	September 30,	December 31,
Long-lived Assets	2018	2017
Americas	$13,737	$13,560
Europe	295	168
Asia-Pacific	82	84
Total long-lived assets	$14,114	$13,812

Americas is primarily comprised of the United States and Canada, while Europe is primarily comprised of United Kingdom and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

21.  Subsequent Events

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $6.44 trillion of AUM at September 30, 2018. With approximately 14,900 employees in more than 30 countries, BlackRock provides a broad range of investment and technology services to institutional and retail clients worldwide.

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

At September 30, 2018, PNC held 21.4% of the Company’s voting common stock and 21.9% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

OTHER DEVELOPMENTS

Acquisitions

In August 2018, the Company completed the acquisition of Tennenbaum Capital Partners, LLC (“TCP Transaction”), a leading manager focused on middle market performing credit and special situation credit opportunities. The Company believes the acquisition will enhance its ability to provide clients with private credit solutions across a range of risk level, liquidity and geography. Total cash consideration paid at closing was approximately $393 million.

In September 2018, the Company completed the acquisition of the asset management business of Citibanamex, a subsidiary of Citigroup Inc. (“Citibanamex Transaction”). The Company acquired AUM across local fixed income, equity and multi-asset products, enabling the Company to offer a full range of local and international investment solutions for clients in Mexico. Total consideration at closing was approximately $360 million, including contingent consideration.

Divestitures

In August 2018, the Company completed the sale of its minority interest in DSP BlackRock Investment Managers Pvt. Ltd. to The DSP Group (“DSP Transaction”). The Company had a 40% stake in the joint venture, which managed and marketed a range of co-branded mutual funds in India. The Company recorded a $40 million pre-tax nonoperating gain in connection with the DSP Transaction.

In July 2018, the Company completed the Part VII transfer of the underlying assets and liabilities of its UK Defined Contribution Administration and Platform business to Aegon N.V. (“Aegon Transaction”). The Company continues to be the primary investment manager for the clients who transferred to Aegon in connection with the transaction. This transaction was not material to the Company’s condensed consolidated statements of financial condition or results of operations.

United Kingdom Exit from European Union

Following the June 2016 vote to exit the European Union (“EU”), the United Kingdom served notice under Article 50 of the Treaty on European Union on March 29, 2017 to initiate the process of exiting from the EU, commonly referred to as "Brexit". The outcome of the negotiations between the United Kingdom and the EU in connection with Brexit remains uncertain and information regarding the long-term relationship continues to develop. The Company has implemented a number of steps to seek to ensure it is prepared for various outcomes, including applying for and receiving licenses and permissions in the EU, and engaging in client communications.

EXECUTIVE SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2018	2017(4)	2018	2017(4)
GAAP basis:
Total revenue	$3,576	$3,508	$10,764	$9,836
Total expense	2,180	2,119	6,553	6,067
Operating income	1,396	1,389	4,211	3,769
Operating margin	39.0%	39.6%	39.1%	38.3%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	46	(2)	(4)	(27)
Income tax expense	(226)	(443)	(829)	(1,085)
Net income attributable to BlackRock	$1,216	$944	$3,378	$2,657
Diluted earnings per common share	$7.54	$5.76	$20.83	$16.17
Effective tax rate	15.7%	31.9%	19.7%	29.0%
As adjusted(1):
Operating income	$1,400	$1,393	$4,221	$3,781
Operating margin	44.2%	45.1%	44.5%	43.9%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	46	(2)	(4)	(27)
Net income attributable to BlackRock	$1,214	$966	$3,386	$2,685
Diluted earnings per common share	$7.52	$5.90	$20.88	$16.34
Effective tax rate	16.0%	30.6%	19.7%	28.5%
Other:
Assets under management (end of period)	$6,444,100	$5,976,892	$6,444,100	$5,976,892
Diluted weighted-average common shares outstanding(2)	161,378,217	163,773,546	162,140,879	164,289,042
Common and preferred shares outstanding (end of period)	159,804,364	161,597,770	159,804,364	161,597,770
Book value per share(3)	$202.84	$185.79	$202.84	$185.79
Cash dividends declared and paid per share	$3.13	$2.50	$8.89	$7.50

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)	Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at September 30 of the respective period-end.
(4)

Results for 2017 were recast to reflect the adoption of the new revenue recognition standard. For further information, refer to Note 2, Significant Accounting Policies, in the condensed consolidated financial statements.

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2017

GAAP.   Operating income of $1,396 million increased $7 million and operating margin of 39.0% decreased 60 bps from the third quarter of 2017. Operating margin was impacted by higher base fees and higher technology services revenue, partially offset by lower performance fees, higher volume-related expense and higher general and administration expense, including $42 million of transaction-related expense recorded in the third quarter of 2018. Nonoperating results for the three months ended September 30, 2018 included a $40 million pre-tax gain related to the DSP Transaction and a $10 million noncash pre-tax gain related to the revaluation of another strategic investment.

Third quarter 2018 income tax expense reflected a reduced tax rate associated with The Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) and included $90 million of discrete tax benefits, primarily related to changes in the Company’s organizational entity structure. Third quarter 2018 and 2017 income tax expense included a $5 million net noncash benefit and a $19 million net noncash expense, respectively, related to the revaluation of certain deferred income tax liabilities as a result of domestic state and local changes. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $1.78, or 31%, from the third quarter of 2017, driven primarily by higher nonoperating income, a lower effective tax rate and the benefit of share repurchases.

As Adjusted.    Operating income of $1,400 million increased $7 million and operating margin of 44.2% decreased 90 bps from the third quarter of 2017. Income tax expense for the third quarter of 2018 and 2017 excluded the $5 million net noncash benefit and $19 million net noncash expense described above. Earnings per diluted common share increased $1.62, or 27%, from the third quarter of 2017.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2017

GAAP.    Operating income of $4,211 million increased $442 million and operating margin of 39.1% increased 80 bps from the nine months ended September 30, 2017. Operating income and operating margin growth primarily reflected higher year-over-year base fees and technology services revenue, partially offset by higher compensation and benefits, higher general and administration expense, and higher volume-related expense. Nonoperating income (expense), less net income (loss) attributable to noncontrolling interest (“NCI”), increased $23 million from the nine months ended September 30, 2017. Nonoperating results for the nine months ended September 30, 2018 included a $40 million gain related to the DSP Transaction and a $10 million noncash pre-tax gain, described above. Nonoperating results for the nine months ended September 30, 2017 included a “make-whole” redemption premium of $14 million related to the refinancing of $700 million of 6.25% notes, which were repaid prior to their September 2017 maturity.

Income tax expense for the nine months ended September 30, 2018 reflected a reduced tax rate associated with the 2017 Tax Act and included $148 million of discrete tax benefits related to changes in the Company’s organizational entity structure and stock-based compensation awards that vested in 2018. Income tax expense for the nine months ended September 30, 2017 included a discrete tax benefit of $84 million related to stock-based compensation awards that vested in 2017 and the $19 million net noncash expense mentioned above. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $4.66 to $20.83, or 29%, from the nine months ended September 30, 2017, driven primarily by higher operating income, a lower tax rate and the benefit of share repurchases.

As Adjusted.    Operating income of $4,221 million increased $440 million and operating margin of 44.5% increased 60 bps from the nine months ended September 30, 2017. Income tax expense for the nine months ended September 30, 2017 excluded the $19 million net noncash expense described above. Earnings per diluted common share increased $4.54, or 28%, from the nine months ended September 30, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Operating income, GAAP basis	$1,396	$1,389	$4,211	$3,769
Non-GAAP expense adjustment:
PNC LTIP funding obligation	4	4	10	12
Operating income, as adjusted	1,400	1,393	4,221	3,781
Product launch costs and commissions	1	—	13	—
Operating income used for operating margin measurement	$1,401	$1,393	$4,234	$3,781
Revenue, GAAP basis	$3,576	$3,508	$10,764	$9,836
Non-GAAP adjustment:
Distribution and servicing costs	(408)	(419)	(1,255)	(1,230)
Revenue used for operating margin measurement	$3,168	$3,089	$9,509	$8,606
Operating margin, GAAP basis	39.0%	39.6%	39.1%	38.3%
Operating margin, as adjusted	44.2%	45.1%	44.5%	43.9%

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

(2) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2018	2017	2018	2017
Net income attributable to BlackRock, Inc., GAAP basis	$1,216	$944	$3,378	$2,657
Non-GAAP adjustments:
PNC LTIP funding obligation, net of tax	3	3	9	9
Income tax matters	(5)	19	(1)	19
Net income attributable to BlackRock, Inc., as adjusted	$1,214	$966	$3,386	$2,685
Diluted weighted-average common shares outstanding (3)	161.4	163.8	162.1	164.3
Diluted earnings per common share, GAAP basis (3)	$7.54	$5.76	$20.83	$16.17
Diluted earnings per common share, as adjusted (3)	$7.52	$5.90	$20.88	$16.34

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

AUM and Net Inflows (Outflows) by Client Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2018	2018	2017	2017	2018	2018	2018
Retail	$663,261	$636,825	$628,377	$608,521	$1,697	$23,880	$35,270
iShares ETFs	1,853,188	1,776,765	1,752,239	1,640,437	33,673	86,133	140,933
Institutional:
Active	1,130,921	1,123,388	1,139,308	1,105,224	(1,204)	(3,638)	(1,450)
Index	2,351,785	2,304,764	2,316,807	2,194,701	(23,554)	(26,639)	(14,440)
Institutional subtotal	3,482,706	3,428,152	3,456,115	3,299,925	(24,758)	(30,277)	(15,890)
Long-term	5,999,155	5,841,742	5,836,731	5,548,883	10,612	79,736	160,313
Cash management	443,185	457,054	449,949	425,423	(14,570)	(6,167)	17,239
Advisory(1)	1,760	910	1,515	2,586	853	288	(769)
Total	$6,444,100	$6,299,706	$6,288,195	$5,976,892	$(3,105)	$73,857	$176,783

AUM and Net Inflows (Outflows) by Investment Style
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2018	2018	2017	2017	2018	2018	2018
Active	$1,713,576	$1,682,794	$1,696,005	$1,645,352	$(1,109)	$12,291	$25,253
Index and iShares ETFs	4,285,579	4,158,948	4,140,726	3,903,531	11,721	67,445	135,060
Long-term	5,999,155	5,841,742	5,836,731	5,548,883	10,612	79,736	160,313
Cash management	443,185	457,054	449,949	425,423	(14,570)	(6,167)	17,239
Advisory(1)	1,760	910	1,515	2,586	853	288	(769)
Total	$6,444,100	$6,299,706	$6,288,195	$5,976,892	$(3,105)	$73,857	$176,783

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2018	2018	2017	2017	2018	2018	2018
Equity	$3,482,687	$3,366,480	$3,371,641	$3,172,465	$(17,264)	$(13,125)	$22,656
Fixed income	1,883,806	1,858,609	1,855,465	1,788,420	22,908	76,011	118,962
Multi-asset	492,810	481,666	480,278	457,027	3,228	9,617	14,539
Alternatives:
Core	109,465	102,768	98,533	99,168	2,092	5,529	3,958
Currency and commodities(2)	30,387	32,219	30,814	31,803	(352)	1,704	198
Alternatives subtotal	139,852	134,987	129,347	130,971	1,740	7,233	4,156
Long-term	5,999,155	5,841,742	5,836,731	5,548,883	10,612	79,736	160,313
Cash management	443,185	457,054	449,949	425,423	(14,570)	(6,167)	17,239
Advisory(1)	1,760	910	1,515	2,586	853	288	(769)
Total	$6,444,100	$6,299,706	$6,288,195	$5,976,892	$(3,105)	$73,857	$176,783

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares ETFs.

Component Changes in AUM for the Three Months Ended September 30, 2018

The following table presents the component changes in AUM by client type and product type for the three months ended September 30, 2018.

	June 30,	Net inflows	Acquisitions and	Market	FX	September 30,	Average
(in millions)	2018	(outflows)	dispositions(1)	change	impact(2)	2018	AUM(3)
Retail:
Equity	$232,617	$(2,889)	$2,137	$6,362	$(683)	$237,544	$235,327
Fixed income	266,987	3,141	14,070	(1,066)	(253)	282,879	271,896
Multi-asset	119,299	789	2,519	1,799	(102)	124,304	121,557
Alternatives	17,922	656	7	(22)	(29)	18,534	18,164
Retail subtotal	636,825	1,697	18,733	7,073	(1,067)	663,261	646,944
iShares ETFs:
Equity	1,346,288	21,215	-	46,621	(199)	1,413,925	1,388,881
Fixed income	401,731	12,914	-	(2,094)	(208)	412,343	408,384
Multi-asset	3,767	(9)	-	55	1	3,814	3,803
Alternatives	24,979	(447)	-	(1,435)	9	23,106	24,152
iShares ETFs subtotal	1,776,765	33,673	-	43,147	(397)	1,853,188	1,825,220
Institutional:
Active:
Equity	134,986	(4,745)	(4,296)	3,564	(534)	128,975	131,834
Fixed income	550,444	(398)	2,417	722	(1,594)	551,591	552,157
Multi-asset	350,545	2,471	(1,593)	5,932	(468)	356,887	353,321
Alternatives	87,413	1,468	4,995	(164)	(244)	93,468	90,308
Active subtotal	1,123,388	(1,204)	1,523	10,054	(2,840)	1,130,921	1,127,620
Index:
Equity	1,652,589	(30,845)	4,749	80,833	(5,083)	1,702,243	1,689,785
Fixed income	639,447	7,251	2,051	(6,660)	(5,096)	636,993	640,079
Multi-asset	8,055	(23)	(243)	110	(94)	7,805	7,914
Alternatives	4,673	63	1	39	(32)	4,744	4,680
Index subtotal	2,304,764	(23,554)	6,558	74,322	(10,305)	2,351,785	2,342,458
Institutional subtotal	3,428,152	(24,758)	8,081	84,376	(13,145)	3,482,706	3,470,078
Long-term	5,841,742	10,612	26,814	134,596	(14,609)	5,999,155	5,942,242
Cash management	457,054	(14,570)	686	630	(615)	443,185	455,852
Advisory(4)	910	853	-	(10)	7	1,760	1,308
Total	$6,299,706	$(3,105)	$27,500	$135,216	$(15,217)	$6,444,100	$6,399,402

(1) Amounts include $5.4 billion and $25.6 billion net AUM from the TCP Transaction and the Citibanamex Transaction, respectively.  In addition, amounts include $18.6 billion and $2.3 billion AUM reclassifications and net dispositions, respectively, related to the Aegon Transaction and $1.2 billion of net AUM dispositions related to the DSP Transaction.

(2) Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3) Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

(4) Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the three months ended September 30, 2018.

	June 30,	Net inflows	Acquisitions and	Market	FX	September 30,	Average
(in millions)	2018	(outflows)	dispositions(1)	change	impact(2)	2018	AUM(3)
Active:
Equity	$304,098	$(7,737)	$(2,160)	$7,729	$(881)	$301,049	$302,744
Fixed income	803,515	1,244	16,487	(199)	(1,715)	819,332	809,629
Multi-asset	469,845	3,260	926	7,731	(570)	481,192	474,878
Alternatives	105,336	2,124	5,002	(186)	(273)	112,003	108,472
Active subtotal	1,682,794	(1,109)	20,255	15,075	(3,439)	1,713,576	1,695,723
Index and iShares ETFs:
iShares ETFs:
Equity	1,346,288	21,215	-	46,621	(199)	1,413,925	1,388,881
Fixed income	401,731	12,914	-	(2,094)	(208)	412,343	408,384
Multi-asset	3,767	(9)	-	55	1	3,814	3,803
Alternatives	24,979	(447)	-	(1,435)	9	23,106	24,152
iShares ETFs subtotal	1,776,765	33,673	-	43,147	(397)	1,853,188	1,825,220
Non-ETF Index:
Equity	1,716,094	(30,742)	4,750	83,030	(5,419)	1,767,713	1,754,202
Fixed income	653,363	8,750	2,051	(6,805)	(5,228)	652,131	654,503
Multi-asset	8,054	(23)	(243)	110	(94)	7,804	7,914
Alternatives	4,672	63	1	39	(32)	4,743	4,680
Non-ETF Index subtotal	2,382,183	(21,952)	6,559	76,374	(10,773)	2,432,391	2,421,299
Index & iShares ETFs subtotal	4,158,948	11,721	6,559	119,521	(11,170)	4,285,579	4,246,519
Long-term	5,841,742	10,612	26,814	134,596	(14,609)	5,999,155	5,942,242
Cash management	457,054	(14,570)	686	630	(615)	443,185	455,852
Advisory(4)	910	853	-	(10)	7	1,760	1,308
Total	$6,299,706	$(3,105)	$27,500	$135,216	$(15,217)	$6,444,100	$6,399,402

The following table presents component changes in AUM by product type for the three months ended September 30, 2018.

	June 30,	Net inflows	Acquisitions and	Market	FX	September 30,	Average
(in millions)	2018	(outflows)	dispositions(1)	change	impact(2)	2018	AUM(3)
Equity	$3,366,480	$(17,264)	$2,590	$137,380	$(6,499)	$3,482,687	$3,445,827
Fixed income	1,858,609	22,908	18,538	(9,098)	(7,151)	1,883,806	1,872,516
Multi-asset	481,666	3,228	683	7,896	(663)	492,810	486,595
Alternatives:
Core	102,768	2,092	4,995	(162)	(228)	109,465	105,918
Currency and commodities(5)	32,219	(352)	8	(1,420)	(68)	30,387	31,386
Alternatives subtotal	134,987	1,740	5,003	(1,582)	(296)	139,852	137,304
Long-term	5,841,742	10,612	26,814	134,596	(14,609)	5,999,155	5,942,242
Cash management	457,054	(14,570)	686	630	(615)	443,185	455,852
Advisory(4)	910	853	-	(10)	7	1,760	1,308
Total	$6,299,706	$(3,105)	$27,500	$135,216	$(15,217)	$6,444,100	$6,399,402

(1)  Amounts include net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction.

(2)  Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.
(5)	Amounts include commodity iShares ETFs.

AUM increased $144.4 billion to $6.4 trillion at September 30, 2018, driven by net market appreciation, net AUM added from strategic transactions and positive long-term net inflows, partially offset by the impact of foreign exchange movements.

Net market appreciation of $135.2 billion was primarily driven by higher U.S. equity markets, partially offset by market depreciation in international developed and emerging markets, which are often linked to higher fee AUM.

Long-term net inflows of $10.6 billion included $33.7 billion and $1.7 billion from iShares ETFs and retail clients, respectively, partially offset by net outflows of $24.8 billion from institutional clients. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $33.7 billion reflected $20.3 billion and $13.4 billion of net inflows into Core and non-Core ETFs, respectively.  Equity net inflows of $21.2 billion reflected demand for Core ETFs across developed and emerging markets.  Fixed income iShares net inflows of $12.9 billion were diversified across long-duration treasuries, corporate bond, high-yield and emerging markets debt ETFs.

•

Retail net inflows of $1.7 billion reflected net inflows of $2.5 billion in the United States, partially offset by net outflows of $0.8 billion internationally. Fixed income net inflows of $3.1 billion were diversified across the Company’s active platform, led by net inflows into municipals, unconstrained and high-yield strategies. Equity net outflows of $2.9 billion reflected outflows from international active equities.

•

Institutional active net outflows of $1.2 billion reflected active equity net outflows of $4.7 billion, partially offset by active multi-asset and alternatives net inflows. Multi-asset net inflows of $2.5 billion were driven by ongoing demand for the LifePath® target-date series.  Alternative net inflows of $1.5 billion were led by flows into illiquid alternatives.

•

Institutional index net outflows of $23.6 billion were driven by equity net outflows of $30.8 billion, reflecting client de-risking and re-balancing activity, partially offset by fixed income net inflows of $7.3 billion, led by continued demand for liability-driven investing strategies.

Cash management AUM decreased to $443.2 billion due to net outflows of $14.6 billion, driven by a planned $23.9 billion redemption of a single escrow mandate.

AUM decreased $15.2 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the U.S. dollar, largely against the British pound and the Japanese yen.

Component Changes in AUM for the Nine Months Ended September 30, 2018

The following table presents the component changes in AUM by client type and product for the nine months ended September 30, 2018.

	December 31,	Net inflows	Acquisitions and	Market	FX	September 30,	Average
(in millions)	2017	(outflows)	dispositions(1)	change	impact(2)	2018	AUM(3)
Retail:
Equity	$233,218	$(205)	$2,137	$4,760	$(2,366)	$237,544	$236,413
Fixed income	257,571	19,425	14,070	(6,684)	(1,503)	282,879	267,050
Multi-asset	120,855	2,744	2,519	(1,407)	(407)	124,304	121,965
Alternatives	16,733	1,916	7	(14)	(108)	18,534	17,623
Retail subtotal	628,377	23,880	18,733	(3,345)	(4,384)	663,261	643,051
iShares ETFs:
Equity	1,329,610	52,308	-	37,177	(5,170)	1,413,925	1,375,039
Fixed income	395,252	32,072	-	(12,415)	(2,566)	412,343	401,309
Multi-asset	3,761	62	-	(5)	(4)	3,814	3,789
Alternatives	23,616	1,691	-	(2,156)	(45)	23,106	24,886
iShares ETFs subtotal	1,752,239	86,133	-	22,601	(7,785)	1,853,188	1,805,023
Institutional:
Active:
Equity	137,185	(6,255)	(4,296)	4,170	(1,829)	128,975	136,050
Fixed income	570,050	(7,387)	2,417	(9,490)	(3,999)	551,591	558,285
Multi-asset	347,825	6,270	(1,593)	8,795	(4,410)	356,887	349,495
Alternatives	84,248	3,734	4,995	1,396	(905)	93,468	87,890
Active subtotal	1,139,308	(3,638)	1,523	4,871	(11,143)	1,130,921	1,131,720
Index:
Equity	1,671,628	(58,973)	4,749	98,283	(13,444)	1,702,243	1,683,996
Fixed income	632,592	31,901	2,051	(14,976)	(14,575)	636,993	642,648
Multi-asset	7,837	541	(243)	(262)	(68)	7,805	8,106
Alternatives	4,750	(108)	1	154	(53)	4,744	4,751
Index subtotal	2,316,807	(26,639)	6,558	83,199	(28,140)	2,351,785	2,339,501
Institutional subtotal	3,456,115	(30,277)	8,081	88,070	(39,283)	3,482,706	3,471,221
Long-term	5,836,731	79,736	26,814	107,326	(51,452)	5,999,155	5,919,295
Cash management	449,949	(6,167)	686	1,043	(2,326)	443,185	456,017
Advisory(4)	1,515	288	-	(2)	(41)	1,760	1,267
Total	$6,288,195	$73,857	$27,500	$108,367	$(53,819)	$6,444,100	$6,376,579

(1) Amounts include net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction.

(2) Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3) Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.

(4) Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the nine months ended September 30, 2018.

	December 31,	Net inflows	Acquisitions and	Market	FX	September 30,	Average
(in millions)	2017	(outflows)	dispositions(1)	change	impact(2)	2018	AUM(3)
Active:
Equity	$311,209	$(11,127)	$(2,160)	$6,268	$(3,141)	$301,049	$309,669
Fixed income	815,135	8,754	16,487	(15,985)	(5,059)	819,332	811,651
Multi-asset	468,679	9,014	926	7,388	(4,815)	481,192	471,460
Alternatives	100,982	5,650	5,002	1,383	(1,014)	112,003	105,513
Active subtotal	1,696,005	12,291	20,255	(946)	(14,029)	1,713,576	1,698,293
Index and iShares ETFs:
iShares ETFs:
Equity	1,329,610	52,308	-	37,177	(5,170)	1,413,925	1,375,039
Fixed income	395,252	32,072	-	(12,415)	(2,566)	412,343	401,309
Multi-asset	3,761	62	-	(5)	(4)	3,814	3,789
Alternatives	23,616	1,691	-	(2,156)	(45)	23,106	24,886
iShares ETFs subtotal	1,752,239	86,133	-	22,601	(7,785)	1,853,188	1,805,023
Non-ETF Index
Equity	1,730,822	(54,306)	4,750	100,945	(14,498)	1,767,713	1,746,790
Fixed income	645,078	35,185	2,051	(15,165)	(15,018)	652,131	656,332
Multi-asset	7,838	541	(243)	(262)	(70)	7,804	8,106
Alternatives	4,749	(108)	1	153	(52)	4,743	4,751
Non-ETF Index subtotal	2,388,487	(18,688)	6,559	85,671	(29,638)	2,432,391	2,415,979
Index & iShares ETFs subtotal	4,140,726	67,445	6,559	108,272	(37,423)	4,285,579	4,221,002
Long-term	5,836,731	79,736	26,814	107,326	(51,452)	5,999,155	5,919,295
Cash management	449,949	(6,167)	686	1,043	(2,326)	443,185	456,017
Advisory(4)	1,515	288	-	(2)	(41)	1,760	1,267
Total	$6,288,195	$73,857	$27,500	$108,367	$(53,819)	$6,444,100	$6,376,579

The following table presents component changes in AUM by product type for the nine months ended September 30, 2018.

	December 31,	Net inflows	Acquisitions and	Market	FX	September 30,	Average
(in millions)	2017	(outflows)	dispositions(1)	change	impact(2)	2018	AUM(3)
Equity	$3,371,641	$(13,125)	$2,590	$144,390	$(22,809)	$3,482,687	$3,431,498
Fixed income	1,855,465	76,011	18,538	(43,565)	(22,643)	1,883,806	1,869,292
Multi-asset	480,278	9,617	683	7,121	(4,889)	492,810	483,355
Alternatives:
Core	98,533	5,529	4,995	1,407	(999)	109,465	102,928
Currency and commodities(5)	30,814	1,704	8	(2,027)	(112)	30,387	32,222
Alternatives subtotal	129,347	7,233	5,003	(620)	(1,111)	139,852	135,150
Long-term	5,836,731	79,736	26,814	107,326	(51,452)	5,999,155	5,919,295
Cash management	449,949	(6,167)	686	1,043	(2,326)	443,185	456,017
Advisory(4)	1,515	288	-	(2)	(41)	1,760	1,267
Total	$6,288,195	$73,857	$27,500	$108,367	$(53,819)	$6,444,100	$6,376,579

(1) Amounts include net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction.

(2) Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3) Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.

(4) Advisory AUM represents long-term portfolio liquidation assignments.

(5) Amounts include commodity iShares ETFs.

AUM increased $155.9 billion to $6.4 trillion at September 30, 2018, driven by net market appreciation, net inflows and net AUM added from strategic transactions, partially offset by the impact of foreign exchange movements.

Net market appreciation of $108.4 billion included $144.4 billion from equity products due to higher U.S. equity markets, partially offset by net depreciation from lower international developed and emerging equity markets, and $43.6 billion from fixed income strategies.

Long-term net inflows of $79.7 billion were comprised of net inflows of $86.1 billion and $23.9 billion from iShares ETFs and retail clients, respectively, partially offset by net outflows of $30.3 billion from institutional clients. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $86.1 billion reflected $73.0 billion and $13.1 billion of net inflows into Core and non-Core ETFs, respectively. Equity net inflows of $52.3 billion were driven by both U.S. and international equity market exposures. Fixed income inflows of $32.1 billion were led by flows into treasuries.

•

Retail net inflows of $23.9 billion reflected net inflows of $19.4 billion in the United States and $4.5 billion internationally. Retail net inflows were led by fixed income net inflows of $19.4 billion, reflecting inflows into emerging markets, municipal bond funds, and unconstrained strategies.

•

Institutional active net outflows of $3.6 billion reflected active fixed income and equity net outflows of $7.4 billion and $6.3 billion, respectively, partially offset by active multi-asset and alternatives net inflows of $6.3 billion and $3.7 billion, respectively. Multi-asset net inflows were driven by ongoing demand for the LifePath target-date series. Alternatives net inflows were led by flows into illiquid alternatives.

•

Institutional index net outflows of $26.6 billion were primarily driven by equity net outflows of $59.0 billion, linked to client asset allocation, re-balancing and cash needs, partially offset by fixed income net inflows of $31.9 billion, led by continued demand for liability-driven investment fixed income solutions.

Cash management AUM decreased to $443.2 billion, primarily due to net outflows of $6.2 billion, driven by a planned $23.9 billion redemption of a single escrow mandate in the third quarter.

AUM also decreased $53.8 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the U.S. dollar against the British pound and the Euro.

Component Changes in AUM for the Twelve Months Ended September 30, 2018

The following table presents the component changes in AUM by client type and product for the twelve months ended September 30, 2018.

	September 30,	Net inflows	Acquisitions and	Market	FX	September 30,	Average
(in millions)	2017	(outflows)	dispositions(1)	change	impact(2)	2018	AUM(3)
Retail:
Equity	$225,668	$930	$2,137	$10,465	$(1,656)	$237,544	$234,570
Fixed income	248,348	27,430	14,070	(6,032)	(937)	282,879	263,376
Multi-asset	118,062	4,734	2,519	(726)	(285)	124,304	121,297
Alternatives	16,443	2,176	7	(31)	(61)	18,534	17,364
Retail subtotal	608,521	35,270	18,733	3,676	(2,939)	663,261	636,607
iShares ETFs:
Equity	1,228,395	97,196	-	92,086	(3,752)	1,413,925	1,350,595
Fixed income	386,267	40,744	-	(13,023)	(1,645)	412,343	398,421
Multi-asset	3,491	324	-	3	(4)	3,814	3,755
Alternatives	22,284	2,669	-	(1,815)	(32)	23,106	24,365
iShares ETFs subtotal	1,640,437	140,933	-	77,251	(5,433)	1,853,188	1,777,136
Institutional:
Active:
Equity	130,366	(7,491)	(4,296)	11,829	(1,433)	128,975	135,167
Fixed income	562,027	(5,073)	2,417	(4,658)	(3,122)	551,591	559,446
Multi-asset	327,733	9,180	(1,593)	24,431	(2,864)	356,887	345,708
Alternatives	85,098	1,934	4,995	2,146	(705)	93,468	87,097
Active subtotal	1,105,224	(1,450)	1,523	33,748	(8,124)	1,130,921	1,127,418
Index:
Equity	1,588,036	(67,979)	4,749	188,093	(10,656)	1,702,243	1,669,668
Fixed income	591,778	55,861	2,051	(1,141)	(11,556)	636,993	633,159
Multi-asset	7,741	301	(243)	67	(61)	7,805	8,040
Alternatives	7,146	(2,623)	1	254	(34)	4,744	4,952
Index subtotal	2,194,701	(14,440)	6,558	187,273	(22,307)	2,351,785	2,315,819
Institutional subtotal	3,299,925	(15,890)	8,081	221,021	(30,431)	3,482,706	3,443,237
Long-term	5,548,883	160,313	26,814	301,948	(38,803)	5,999,155	5,856,980
Cash management	425,423	17,239	686	1,432	(1,595)	443,185	450,862
Advisory(4)	2,586	(769)	-	(18)	(39)	1,760	1,494
Total	$5,976,892	$176,783	$27,500	$303,362	$(40,437)	$6,444,100	$6,309,336

(1)	Amounts include net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction.
(2)	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the twelve months ended September 30, 2018.

	September 30,	Net inflows	Acquisitions and	Market	FX	September 30,	Average
(in millions)	2017	(outflows)	dispositions(1)	change	impact(2)	2018	AUM(3)
Active:
Equity	$300,176	$(12,158)	$(2,160)	$17,436	$(2,245)	$301,049	$308,300
Fixed income	797,840	19,387	16,487	(10,687)	(3,695)	819,332	809,440
Multi-asset	445,795	13,914	926	23,705	(3,148)	481,192	467,005
Alternatives	101,541	4,110	5,002	2,115	(765)	112,003	104,461
Active subtotal	1,645,352	25,253	20,255	32,569	(9,853)	1,713,576	1,689,206
Index and iShares ETFs:
iShares ETFs:
Equity	1,228,395	97,196	-	92,086	(3,752)	1,413,925	1,350,595
Fixed income	386,267	40,744	-	(13,023)	(1,645)	412,343	398,421
Multi-asset	3,491	324	-	3	(4)	3,814	3,755
Alternatives	22,284	2,669	-	(1,815)	(32)	23,106	24,365
iShares ETFs subtotal	1,640,437	140,933	-	77,251	(5,433)	1,853,188	1,777,136
Non-ETF Index:
Equity	1,643,894	(62,382)	4,750	192,951	(11,500)	1,767,713	1,731,105
Fixed income	604,313	58,831	2,051	(1,144)	(11,920)	652,131	646,541
Multi-asset	7,741	301	(243)	67	(62)	7,804	8,040
Alternatives	7,146	(2,623)	1	254	(35)	4,743	4,952
Non-ETF Index subtotal	2,263,094	(5,873)	6,559	192,128	(23,517)	2,432,391	2,390,638
Index & iShares ETFs subtotal	3,903,531	135,060	6,559	269,379	(28,950)	4,285,579	4,167,774
Long-term	5,548,883	160,313	26,814	301,948	(38,803)	5,999,155	5,856,980
Cash management	425,423	17,239	686	1,432	(1,595)	443,185	450,862
Advisory(4)	2,586	(769)	-	(18)	(39)	1,760	1,494
Total	$5,976,892	$176,783	$27,500	$303,362	$(40,437)	$6,444,100	$6,309,336

The following table presents component changes in AUM by product type for the twelve months ended September 30, 2018.

	September 30,	Net inflows	Acquisitions and	Market	FX	September 30,	Average
(in millions)	2017	(outflows)	dispositions(1)	change	impact(2)	2018	AUM(3)
Equity	$3,172,465	$22,656	$2,590	$302,473	$(17,497)	$3,482,687	$3,390,000
Fixed income	1,788,420	118,962	18,538	(24,854)	(17,260)	1,883,806	1,854,402
Multi-asset	457,027	14,539	683	23,775	(3,214)	492,810	478,800
Alternatives:
Core	99,168	3,958	4,995	2,092	(748)	109,465	101,921
Currency and commodities(5)	31,803	198	8	(1,538)	(84)	30,387	31,857
Alternatives subtotal	130,971	4,156	5,003	554	(832)	139,852	133,778
Long-term	5,548,883	160,313	26,814	301,948	(38,803)	5,999,155	5,856,980
Cash management	425,423	17,239	686	1,432	(1,595)	443,185	450,862
Advisory(4)	2,586	(769)	-	(18)	(39)	1,760	1,494
Total	$5,976,892	$176,783	$27,500	$303,362	$(40,437)	$6,444,100	$6,309,336

(1)  Amounts include net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction.

(2)  Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.
(5)	Amounts include commodity iShares ETFs.

AUM increased $467.2 billion to $6.4 trillion at September 30, 2018 from $6.0 trillion at September 30, 2017, driven by net market appreciation, positive net inflows and net AUM added from strategic transactions, partially offset by the impact of foreign exchange movements.

Net market appreciation of $303.4 billion was primarily driven by higher U.S. and global equity markets, partially offset by $24.9 billion of net market depreciation from fixed income strategies.

Long-term net inflows of $160.3 billion were comprised of net inflows of $140.9 billion and $35.3 billion from iShares ETFs and retail clients, respectively, partially offset by net outflows of $15.9 billion from institutional clients. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $140.9 billion reflected $101.5 billion and $39.4 billion of net inflows into Core and non-Core ETFs, respectively. Equity net inflows of $97.2 billion were driven by both U.S. and international equity market exposures. Fixed income inflows of $40.7 billion were led by flows into treasuries and emerging markets bond funds.

•

Retail net inflows of $35.3 billion reflected net inflows of $26.8 billion in the United States and $8.5 billion internationally. Retail net inflows primarily reflected net inflows of $27.4 billion into fixed income products, led by emerging markets, municipal bond funds, and unconstrained strategies, and $4.7 billion into multi-asset products.

•

Institutional active net outflows of $1.5 billion reflected active equity and fixed income net outflows of $7.5 billion and $5.1 billion, respectively, partially offset by active multi-asset net inflows of $9.2 billion. Multi-asset net inflows were driven by ongoing demand for the LifePath target-date series.

•

Institutional index net outflows of $14.4 billion were primarily driven by equity net outflows of $68.0 billion, linked to client asset allocation, re-balancing and cash needs, partially offset by fixed income net inflows of $55.9 billion, led by continued demand for liability-driven investment fixed income solutions.

Cash management AUM increased to $443.2 billion, driven by positive net inflows, partially offset by the planned redemption of a single escrow mandate and the impact of foreign exchange movements.

AUM decreased $40.4 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the U.S. dollar, largely against the British pound and the Euro.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and nine months ended September 30, 2018 and 2017 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) and Note 2, Significant Accounting Policies, in the condensed consolidated financial statements.

Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$405	$418	$1,269	$1,229
iShares ETFs	885	835	2,722	2,332
Non-ETF Index	169	168	532	503
Equity subtotal	1,459	1,421	4,523	4,064
Fixed income:
Active	460	437	1,374	1,268
iShares ETFs	205	210	620	595
Non-ETF Index	98	88	292	257
Fixed income subtotal	763	735	2,286	2,120
Multi-asset	298	289	889	843
Alternatives:
Core	185	169	539	469
Currency and commodities	24	23	75	67
Alternatives subtotal	209	192	614	536
Long-term	2,729	2,637	8,312	7,563
Cash management	154	144	462	408
Total base fees	2,883	2,781	8,774	7,971
Investment advisory performance fees:
Equity	7	30	68	57
Fixed income	—	9	2	20
Multi-asset	1	2	15	14
Alternatives	143	150	227	218
Total performance fees	151	191	312	309
Technology services revenue	200	169	582	481
Distribution fees:
Retrocessions	168	175	541	490
12b-1 fees (U.S. mutual funds distribution fees)	102	113	313	356
Other	9	10	30	31
Total distribution fees	279	298	884	877
Advisory and other revenue:
Advisory	26	25	80	74
Other	37	44	132	124
Total advisory and other revenue	63	69	212	198
Total revenue	$3,576	$3,508	$10,764	$9,836

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(2)
	2018	2017	2018	2017	2018	2017	2018	2017
Equity:
Active	15%	15%	5%	5%	14%	15%	5%	5%
iShares ETFs	31%	30%	22%	20%	31%	29%	22%	20%
Non-ETF Index	6%	6%	27%	28%	6%	6%	27%	28%
Equity subtotal	52%	51%	54%	53%	51%	50%	54%	53%
Fixed income:
Active	16%	16%	13%	13%	17%	17%	12%	13%
iShares ETFs	7%	8%	6%	6%	7%	7%	6%	6%
Non-ETF Index	3%	3%	10%	10%	3%	3%	10%	10%
Fixed income subtotal	26%	27%	29%	29%	27%	27%	28%	29%
Multi-asset	10%	10%	8%	8%	10%	11%	8%	8%
Alternatives:
Core	6%	6%	2%	2%	6%	6%	2%	2%
Currency and commodities	1%	1%	0%	1%	1%	1%	1%	1%
Alternatives subtotal	7%	7%	2%	3%	7%	7%	3%	3%
Long-term	95%	95%	93%	93%	95%	95%	93%	93%
Cash management	5%	5%	7%	7%	5%	5%	7%	7%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Revenue increased $68 million, or 2%, from the three months ended September 30, 2017, driven by growth in base fees and technology services revenue, partially offset by lower performance fees.

Investment advisory, administration fees and securities lending revenue of $2,883 million increased $102 million from $2,781 million for the three months ended September 30, 2017, reflecting the impact of higher markets and organic growth on average AUM.  The increase lagged the growth in average AUM as a result of the impact of divergent beta and previously announced pricing changes to select investment products. Securities lending revenue was $160 million in the current quarter compared with $150 million in the third quarter of 2017.

Investment advisory performance fees of $151 million decreased $40 million from $191 million for the three months ended September 30, 2017, primarily reflecting lower fees from liquid alternative and long-only products.

Technology services revenue of $200 million increased $31 million from $169 million for the three months ended September 30, 2017, primarily reflecting higher revenue from institutional Aladdin.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Revenue increased $928 million, or 9%, from the nine months ended September 30, 2017, driven by growth in base fees and technology services revenue.

Investment advisory, administration fees and securities lending revenue of $8,774 million increased $803 million from $7,971 million for the nine months ended September 30, 2017, reflecting the impact of higher markets and organic growth on average AUM. The increase lagged the growth in average AUM as a result of divergent beta and previously announced pricing changes to select investment products. Securities lending revenue was $498 million for the nine months ended September 30, 2018 compared with $447 million for the nine months ended September 30, 2017.

Investment advisory performance fees of $312 million increased $3 million from the nine months ended September 30, 2017, primarily reflecting improved performance in long-only equity and single strategy hedge fund products, partially offset by lower revenue from fixed income products.

Technology services revenue of $582 million increased $101 million from $481 million for the nine months ended September 30, 2017, reflecting higher revenue for institutional Aladdin, Aladdin Wealth and distribution technologies.

Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Expense, GAAP:
Employee compensation and benefits	$1,097	$1,087	$3,300	$3,106
Distribution and servicing costs:
Retrocessions	168	175	541	490
12b-1 costs	100	111	307	349
Other	140	133	407	391
Total distribution and servicing costs	408	419	1,255	1,230
Direct fund expense	249	231	774	658
General and administration:
Marketing and promotional	77	76	253	231
Occupancy and office related	73	68	220	202
Portfolio services	60	60	203	175
Technology	61	51	172	145
Professional services	42	37	111	92
Communications	9	8	28	24
Foreign exchange remeasurement	7	3	12	(3)
Contingent consideration fair value adjustments	29	7	34	(1)
Product launch costs	1	—	12	4
Other general and administration	54	45	144	127
Total general and administration expense	413	355	1,189	996
Amortization of intangible assets	13	27	35	77
Total expense, GAAP	$2,180	$2,119	$6,553	$6,067
Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	4	4	10	12
Expense, as adjusted:
Employee compensation and benefits	$1,093	$1,083	$3,290	$3,094
Distribution and servicing costs	408	419	1,255	1,230
Direct fund expense	249	231	774	658
General and administration	413	355	1,189	996
Amortization of intangible assets	13	27	35	77
Total expense, as adjusted	$2,176	$2,115	$6,543	$6,055

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

GAAP.   Expense increased $61 million from the three months ended September 30, 2017, primarily driven by higher general and administration expense, including $42 million of transaction-related expense recorded in the three months ended September 30, 2018, higher volume-related expense, and higher employee compensation and benefits expense.

Employee compensation and benefits expense increased $10 million from the three months ended September 30, 2017, primarily reflecting higher salaries, partially offset by lower incentive compensation. Employees at September 30, 2018 totaled approximately 14,900 compared with approximately 13,700 at September 30, 2017.

General and administration expense increased $58 million from the three months ended September 30, 2017, primarily due to $42 million of transaction-related expense recorded in the three months ended September 30, 2018, consisting of contingent consideration fair value adjustments, other general and administration expense, and professional services.

As Adjusted.   Expense, as adjusted, increased $61 million, or 3%, to $2,176 million from $2,115 million for the three months ended September 30, 2017. The increase in total expense, as adjusted, is driven primarily by higher general and administration expense, higher volume-related expense, and higher employee compensation and benefits expense.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

GAAP.    Expense increased $486 million from the nine months ended September 30, 2017, primarily driven by higher employee compensation and benefits expense, higher general and administration expense, and higher volume-related expense.

Employee compensation and benefits expense increased $194 million, or 6%, from the nine months ended September 30, 2017, reflecting higher salaries and higher incentive compensation, primarily driven by higher operating income and higher headcount, partially offset by approximately $20 million of expense associated with the strategic repositioning of the active equity platform in the nine months ended September 30, 2017.

Distribution and servicing costs totaled $1,255 million compared with $1,230 million for the nine months ended September 30, 2017, reflecting higher average AUM.

Direct fund expense increased $116 million from the nine months ended September 30, 2017, reflecting higher average AUM.

Amortization of intangible assets decreased $42 million from the nine months ended September 30, 2017, primarily reflecting certain finite-lived intangible assets being fully amortized.

As Adjusted.    Expense, as adjusted, increased $488 million, or 8%, to $6,543 million from $6,055 million for the nine months ended September 30, 2017. The increase in total expense, as adjusted, is driven primarily by higher employee compensation and benefit expense, higher general and administration expense, and higher volume-related expense.

Nonoperating Results

The summary and reconciliation of GAAP nonoperating income (expense) to nonoperating income (expense), as adjusted for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Nonoperating income (expense), GAAP basis(1)	$33	$10	$(7)	$4
Less: Net income (loss) attributable to NCI	(13)	12	(3)	31
Nonoperating income (expense), as adjusted, net of NCI(2)(3)	$46	$(2)	$(4)	$(27)

(1)

Amounts include a loss of $9 million and a gain of $29 million for the three months ended September 30, 2018 and 2017, respectively, attributable to consolidated variable interest entities (“VIEs”). Amounts include a loss of $21 million and a gain of $95 million for the nine months ended September 30, 2018 and 2017, respectively, attributable to consolidated VIEs.

(2)	Net of income (loss) attributable to NCI.
(3)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and nine months ended September 30, 2018 and 2017.

The components of nonoperating income (expense), as adjusted, for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net gain (loss) on investments(1)(2)
Private equity	$4	$7	$10	$21
Real assets	10	1	24	2
Other alternatives(3)	1	11	5	34
Other investments(4)	(3)	10	(20)	35
Subtotal	12	29	19	92
Other gains(5)	51	—	52	5
Total net gain (loss) on investments(1)(2)	63	29	71	97
Interest and dividend income	29	15	63	35
Interest expense(6)	(46)	(46)	(138)	(159)
Net interest expense	(17)	(31)	(75)	(124)
Nonoperating income (expense), as adjusted(1)(2)	$46	$(2)	$(4)	$(27)

(1)	Net of net income (loss) attributable to NCI. Amounts also include net gain (loss) on consolidated VIEs.
(2)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and nine months ended September 30, 2018 and 2017.

(3)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include net gains (losses) related to equity and fixed income investments.
(5)

Amount for the three months ended September 30, 2018 primarily includes a $40 million pre-tax gain related to the DSP Transaction and a $10 million noncash pre-tax gain related to the revaluation of another strategic investment.

(6)

Amount for the nine months ended September 30, 2017 included a “make-whole” redemption premium of $14 million related to the refinancing of $700 million of 6.25% notes, which were repaid prior to their September 2017 maturity.

Income Tax Expense

	GAAP				As Adjusted
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Operating income(1)	$1,396	$1,389	$4,211	$3,769	$1,400	$1,393	$4,221	$3,781
Total nonoperating income (expense)(1)(2)	46	(2)	(4)	(27)	46	(2)	(4)	(27)
Income before income taxes(2)	$1,442	$1,387	$4,207	$3,742	$1,446	$1,391	$4,217	$3,754
Income tax expense	$226	$443	$829	$1,085	$232	$425	$831	$1,069
Effective tax rate	15.7%	31.9%	19.7%	29.0%	16.0%	30.6%	19.7%	28.5%

(1)	See Non-GAAP Financial Measures for further information on and reconciliation of as adjusted items.
(2)	Net of net income (loss) attributable to NCI.

2018.  The three and nine months ended September 30, 2018 income tax expense (GAAP) reflected a reduced tax rate associated with the 2017 Tax Act and $90 million of discrete tax benefits, primarily related to changes in the Company’s organizational entity structure.  The nine months ended September 30, 2018 income tax expense (GAAP) also included a discrete tax benefit of $58 million related to stock-based compensation awards that vested in 2018.

2017.  The three and nine months ended September 30, 2017 income tax expense (GAAP) included net noncash expense of $19 million related to the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes. The nine months ended September 30, 2017 income tax expense (GAAP) also included a discrete tax benefit of $84 million related to stock-based compensation awards that vested in 2017.

The as adjusted effective tax rate of 30.6% and 28.5% for the three and nine months ended September 30, 2017, respectively, excluded the net noncash expense of $19 million mentioned above as it will not have a cash flow impact and to ensure comparability among periods presented.

BALANCE SHEET OVERVIEW

As Adjusted Balance Sheet

The following table presents a reconciliation of the condensed consolidated statement of financial condition presented on a GAAP basis to the condensed consolidated statement of financial condition, excluding the impact of separate account assets and separate account collateral held under securities lending agreements (directly related to lending separate account securities) and separate account liabilities and separate account collateral liabilities under securities lending agreements and consolidated sponsored investment products.

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

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as voting rights entities (“VREs”) and VIEs, (collectively, “Consolidated Sponsored Investment Products”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2017 Form 10-K for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by Consolidated Sponsored Investment Products to use in its operating activities. In addition, the Company cannot readily sell investments held by Consolidated Sponsored Investment Products in order to obtain cash for use in the Company’s operations.

	September 30, 2018
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Products(2)	As Adjusted
Assets
Cash and cash equivalents	$6,358	$—	$32	$6,326
Accounts receivable	2,682	—	—	2,682
Investments	1,760	—	42	1,718
Assets of consolidated VIEs:
Cash and cash equivalents	222	—	222	—
Investments	2,217	—	449	1,768
Other assets	179	—	179	—
Separate account assets and collateral held under securities lending agreements	127,557	127,557	—	—
Other assets(3)	2,507	—	(1)	2,508
Subtotal	143,482	127,557	923	15,002
Goodwill and intangible assets, net	31,380	—	—	31,380
Total assets	$174,862	$127,557	$923	$46,382
Liabilities
Accrued compensation and benefits	$1,611	$—	$—	$1,611
Accounts payable and accrued liabilities	1,403	—	—	1,403
Liabilities of consolidated VIEs	558	—	558	—
Borrowings	4,991	—	—	4,991
Separate account liabilities and collateral liabilities under securities lending agreements	127,557	127,557	—	—
Deferred income tax liabilities(4)	3,555	—	—	3,555
Other liabilities	2,114	—	(293)	2,407
Total liabilities	141,789	127,557	265	13,967
Equity
Total stockholders’ equity	32,415	—	—	32,415
Noncontrolling interests	658	—	658	—
Total equity	33,073	—	658	32,415
Total liabilities and equity	$174,862	$127,557	$923	$46,382

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts primarily represent the portion of assets and liabilities of Consolidated Sponsored Investment Products attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)	Amount includes approximately $4.0 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of September 30, 2018 and December 31, 2017 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.   Cash and cash equivalents at September 30, 2018 and December 31, 2017 included $58 million and $63 million, respectively, of cash held by consolidated VREs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the nine months ended September 30, 2018).

Accounts receivable at September 30, 2018 decreased $17 million from December 31, 2017. Investments were $1,760 million at September 30, 2018 (for more information see Investments herein). Goodwill and intangible assets increased $771 million from December 31, 2017, primarily due to goodwill and intangible assets acquired in the TCP and Citibanamex transactions, partially offset by amortization of intangible assets. Other assets (including property and equipment) increased $279 million from December 31, 2017, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities) and an increase in deferred tax assets.

Liabilities.    Accrued compensation and benefits at September 30, 2018 decreased $542 million from December 31, 2017, primarily due to 2017 incentive compensation cash payments in the first quarter of 2018, partially offset by 2018 incentive compensation accruals. Accounts payable and accrued liabilities at September 30, 2018 increased $242 million from December 31, 2017 primarily due to higher current income taxes payables. Other liabilities increased $488 million from December 31, 2017, primarily related to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets), timing of settlements in connection with certain transactions, and uncertain tax positions.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,760 million and $2,217 million, respectively, at September 30, 2018. Total Investments include consolidated investments held by sponsored investment products accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	September 30,	December 31,
(in millions)	2018	2017
Investments, GAAP	$1,760	$1,981
Investments held by consolidated VIEs, GAAP	2,217	1,493
Total Investments	3,977	3,474
Investments held by consolidated VIEs	(2,217)	(1,493)
Investments held by consolidated VREs	(431)	(512)
Net interest in consolidated VREs	389	460
Net interest in consolidated VIEs(1)	1,768	1,225
Total Investments, as adjusted	3,486	3,154
Federal Reserve Bank stock	(92)	(91)
Deferred compensation investments	(36)	(56)
Hedged investments	(546)	(587)
Carried interest (VIEs/VREs)	(324)	(298)
Total “economic” investment exposure	$2,488	$2,122

(1)	Amount includes $306 million of carried interest (VIEs) as of September 30, 2018 and $266 million as of December 31, 2017, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(in millions)	2018	2017
Private equity	$322	$331
Real assets	363	313
Other alternatives(1)	219	236
Other investments(2)	1,584	1,242
Total “economic” investment exposure	$2,488	$2,122

(1)	Other alternatives include direct hedge fund strategies and hedge fund solutions.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as U.K. government securities, primarily held for regulatory purposes.

As adjusted investment activity for the nine months ended September 30, 2018 was as follows:

(in millions)	2018
Total Investments, as adjusted, beginning balance	$3,154
Purchases/capital contributions/acquisitions	1,183
Sales/maturities	(820)
Distributions(1)	(65)
Market appreciation(depreciation)/earnings from equity method investments	23
Carried interest capital allocations/(distributions)	26
Other	(15)
Total Investments, as adjusted, ending balance	$3,486

(1)	Amount includes distributions representing return of capital and return on investments.

LIQUIDITY AND CAPITAL RESOURCES

BlackRock Cash Flows Excluding the Impact of Consolidated Sponsored Investment Products

The condensed consolidated statements of cash flows include the cash flows of the Consolidated Sponsored Investment Products. The Company uses an adjusted cash flow statement, which excludes the impact of Consolidated Sponsored Investment Products, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the Consolidated Sponsored Investment Products, provide investors with useful information on the cash flows of BlackRock relating to its ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for, its cash flows presented in accordance with GAAP.

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Products:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Products	Cash Flows Excluding Impact of Consolidated Sponsored Investment Products
Cash, cash equivalents and restricted cash, December 31, 2017	$7,096	$207	$6,889
Cash flows from operating activities	2,552	(593)	3,145
Cash flows from investing activities	(700)	(80)	(620)
Cash flows from financing activities	(2,293)	746	(3,039)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(58)	—	(58)
Net change in cash, cash equivalents and restricted cash	(499)	73	(572)
Cash, cash equivalents and restricted cash, September 30, 2018	$6,597	$280	$6,317

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

Cash flows from operating activities, excluding the impact of Consolidated Sponsored Investment Products, primarily include the receipt of investment advisory and administration fees, securities lending revenue and performance fees offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year.

Cash outflows from investing activities, excluding the impact of Consolidated Sponsored Investment Products, for the nine months ended September 30, 2018 were $620 million and primarily reflected $699 million related to the TCP and Citibanamex transactions, $263 million of investment purchases, $108 million of purchases of property and equipment, partially offset by $432 million of net proceeds from sales and maturities of certain investments.

Cash outflows from financing activities, excluding the impact of Consolidated Sponsored Investment Products, for the nine months ended September 30, 2018 were $3,039 million, primarily resulting from $1,555 million of share repurchases, including $1,135 million in open market transactions and $420 million of employee tax withholdings related to employee stock transactions, and $1,471 million of cash dividend payments.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
(in millions)	2018	2017
Cash and cash equivalents(1)	$6,358	$6,894
Cash and cash equivalents held by consolidated VREs(2)	(58)	(63)
Subtotal	6,300	6,831
Credit facility – undrawn	4,000	4,000
Total liquidity resources(3)	$10,300	$10,831

(1)

The percentage of cash and cash equivalents held by the Company’s U.S. subsidiaries was approximately 45% and 40% at September 30, 2018 and December 31, 2017, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)	Amount does not reflect year-end incentive compensation accruals, which are paid in the first quarter.

Total liquidity resources decreased $531 million during the nine months ended September 30, 2018, primarily reflecting cash payments of 2017 year-end incentive awards, share repurchases of $1,555 million, $699 million related to the TCP and Citibanamex transactions and cash dividend payments of $1,471 million, partially offset by cash flows from other operating activities.

A significant portion of the Company’s $3,486 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.  The Company repurchased 2.2 million common shares in open market transactions under the share repurchase program for approximately $1,135 million during the nine months ended September 30, 2018. At September 30, 2018, there were 4.2 million shares still authorized to be repurchased.

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

At both September 30, 2018 and December 31, 2017, the Company was required to maintain approximately $1.8 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2018 Revolving Credit Facility.   The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2018 to extend the maturity date to March 2023 (the “2018 credit facility”). The 2018 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2018 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2018 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2018. The 2018 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At September 30, 2018, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.   The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2018 credit facility. At September 30, 2018, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At September 30, 2018, the principal amount of long-term borrowings outstanding was $5.0 billion. See Note 12, Borrowings, in the 2017 Form 10-K for more information on borrowings outstanding as of December 31, 2017.

During the nine months ended September 30, 2018, the Company paid approximately $121 million of interest on long-term borrowings. Future principal repayments and interest requirements at September 30, 2018 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2018	$—	$54	$54
2019	1,000	175	1,175
2020	—	125	125
2021	750	109	859
2022	750	80	830
2023	—	68	68
Thereafter(1)	2,513	116	2,629
Total	$5,013	$727	$5,740

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using foreign exchange rates as of September 30, 2018.

Commitments and Contingencies

Investment Commitments.    At September 30, 2018, the Company had $348 million of various capital commitments to fund sponsored investment products, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at September 30, 2018 totaled $259 million and is included in other liabilities on the condensed consolidated statements of financial condition.

Carried Interest Clawback.    As a general partner in certain investment products, including private equity partnerships and certain hedge funds, the Company may receive carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a return as specified in the various partnership agreements. Therefore, BlackRock records carried interest subject to such clawback provisions in Total Investments, or cash/cash of consolidated VIEs to the extent that it is distributed, and as a deferred carried interest liability/other liabilities of consolidated VIEs on its condensed consolidated statements of financial condition. Carried interest is recorded as performance fees on BlackRock’s condensed consolidated statements of income when the fees are no longer probable of significant reversal.

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At September 30, 2018, the Company indemnified certain of its clients for their securities lending loan balances of approximately $211 billion. The Company held, as agent, cash and securities totaling $225 billion as collateral for indemnified securities on loan at September 30, 2018. The fair value of these indemnifications was not material at September 30, 2018.

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

At September 30, 2018, BlackRock was determined to be the PB for certain investment products that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company generally consolidates VIEs in which it holds an equity ownership interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%. See Note 6, Variable Interest Entities, in the notes to the condensed consolidated financial statements for more information.

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

Revenue Recognition.   Revenue is recognized upon transfer of control of promised services to customers in an amount to which the Company expects to be entitled in exchange for those services. The Company enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct. Management judgment is required to identify distinct services and involves assessing such factors as whether the promised services significantly modify or customize one another or are highly interdependent or interrelated. Management judgment may be also required when determining the following: when variable consideration is no longer probable of significant reversal (and hence can be included in revenue); whether certain revenue should be presented gross or net of certain related costs; when a promised service transfers to the customer; and the applicable method of measuring progress for services transferred to the customer over time. Many of BlackRock's promised services represent a series of distinct services (e.g., investment advisory services) in which the associated variable consideration (e.g., management fees) is allocated to specific days of service as opposed to over the entire contract term.

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

The Company earns revenue by lending securities on behalf of clients, primarily to highly rated banks and broker-dealers. The securities loaned are secured by collateral, generally ranging from 102% to 112% of the value of the loaned securities. Securities lending revenue earned by the Company totaled $160 million and $498 million, respectively for the three and nine months ended September 30, 2018 and totaled $150 million and $447 million for the three and nine months ended September 30, 2017, respectively.

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

Performance fees, including carried interest, are recognized when it is determined that they are no longer probable of significant reversal (such as upon the sale of a fund’s investment or when the amount of AUM becomes known as of the end of a specified measurement period). Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Significant judgement is involved in making such determination. Performance fees typically arise from investment management services that began in prior reporting periods. Consequently, a portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest. These factors include but are not limited to whether: (1) the fees are dependent on the market and thus are highly susceptible to factors outside the Company’s influence; (2) the fees have a large number and a broad range of possible amounts; and (3) the funds or separately managed accounts have the ability to invest or reinvest their sales proceeds.

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At September 30, 2018 and December 31, 2017, the Company had $257 million and $219 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown. See Note 13, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and nine months ended September 30, 2018 and 2017.

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

Accounting Developments

For accounting pronouncements that the Company adopted during the nine months ended September 30, 2018 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2018, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At September 30, 2018, the Company had outstanding total return swaps with an aggregate notional value of approximately $546 million. At September 30, 2018, there were no outstanding interest rate swaps.

At September 30, 2018, approximately $2.6 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $2,488 million. See Balance Sheet Overview- Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk.    At September 30, 2018, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $994 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $99.4 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At September 30, 2018, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1,494 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $43.8 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $653 million at September 30, 2018. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $65.3 million decline in the carrying value of such investments.

Other Market Risks.   The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At September 30, 2018, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.3 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On May 27, 2014, certain investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the U.S. District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. In the lawsuit, which purports to be brought derivatively on behalf of the Funds, the plaintiffs allege that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On June 13, 2018, the court granted in part and denied in part the defendants’ motion for summary judgment. On July 25, 2018, the plaintiffs served a pleading that supplemented the time period of their alleged damages to run through the date of trial. The lawsuit seeks, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by the defendants beginning twelve months preceding the start of the lawsuit with respect to each Fund and ending on the date of judgment, along with purported lost investment returns on those amounts, plus interest. The defendants believe the claims in the lawsuit are without merit. The trial on the remaining issues was completed on August 29, 2018 and the parties are awaiting judgment from the Court.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory subsidiaries, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash." Plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit, which is pending.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the U.S. District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that plaintiffs claim were excessive.  The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles (“STIFs”) during the financial crisis. On August 23, 2018, the court granted permission to plaintiffs to file a Second Amended Complaint (“SAC”) which, most significantly, added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members.  On October 22, 2018, BlackRock filed a motion to dismiss the SAC.  The defendants believe the claims in this lawsuit are without merit and are vigorously defending the action.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 through July 31, 2018	244,022	(1)	$505.68	241,654	4,949,792
August 1, 2018 through August 31, 2018	798,387	(1)	$481.57	784,956	4,164,836
September 1, 2018 through September 30, 2018	14,105	(1)	$475.27	—	4,164,836
Total	1,056,514		$487.05	1,026,610

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: November 9, 2018		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer