Form 10-K
period 2018-12-31
BlackRock Inc.
filed 2019-02-28
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock and nonvoting common stock equivalents held by nonaffiliates of the registrant as of June 30, 2018 was approximately $79.1 billion.

As of January 31, 2019, there were 158,031,934 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2019 annual meeting of stockholders to be held on May 23, 2019 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Part I

Item 1. Business

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $5.98 trillion of assets under management (“AUM”) at December 31, 2018. With approximately 14,900 employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment and technology services to institutional and retail clients worldwide.

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

BlackRock is an independent, publicly traded company, with no single majority shareholder and over two-thirds of its Board of Directors consisting of independent directors. At December 31, 2018, The PNC Financial Services Group, Inc. (“PNC”) held 21.6% of BlackRock’s voting common stock and 22.0% of BlackRock’s capital stock, which includes outstanding common and nonvoting preferred stock.

Management seeks to deliver value for stockholders over time by, among other things, capitalizing on BlackRock’s differentiated competitive position, including:

•	the Company’s focus on strong performance providing alpha for active products and limited or no tracking error for index products;
•

the Company’s global reach and commitment to best practices around the world, with approximately 50% of employees outside the United States serving clients locally and supporting local investment capabilities. Approximately 40% of total AUM is managed for clients domiciled outside the United States;

•

the Company’s breadth of investment strategies, including market-cap weighted index, factors, systematic active, traditional fundamental active, high conviction alpha and illiquid alternative product offerings, which enhance its ability to tailor single- and multi-asset investment solutions to address specific client needs;

•

the Company’s differentiated client relationships and fiduciary focus, which enable effective positioning toward changing client needs and macro trends including the secular shift to index investing and ETFs, a focus on income and retirement, and barbelling using index, active and illiquid alternatives products; and

•

the Company’s longstanding commitment to innovation, technology services and the continued development of, and increased interest in, BlackRock technology products and solutions, including Aladdin, Aladdin Wealth, Cachematrix, and FutureAdvisor. This commitment is further extended by minority investments in distribution technologies including Scalable Capital, iCapital, Acorns and Envestnet.

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

Financial Highlights

(in millions, except per share data)
GAAP:	2018	2017(4)	2016(4)	2015(4)	2014(4)
Total revenue	$14,198	$13,600	$12,261	$11,401	$11,081
Operating income	$5,457	$5,254	$4,565	$4,664	$4,474
Operating margin	38.4%	38.6%	37.2%	40.9%	40.4%
Nonoperating income (expense)(1)	$(76)	$(32)	$(108)	$(69)	$(49)
Net income attributable to BlackRock, Inc.	$4,305	$4,952	$3,168	$3,345	$3,294
Diluted earnings per common share	$26.58	$30.12	$19.02	$19.79	$19.25

(in millions, except per share data)
As adjusted(2):	2018	2017(4)	2016(4)	2015(4)	2014(4)
Operating income	$5,531	$5,269	$4,669	$4,695	$4,563
Operating margin	44.3%	44.1%	43.8%	42.9%	42.9%
Nonoperating income (expense)(1)	$(76)	$(32)	$(108)	$(70)	$(56)
Net income attributable to BlackRock, Inc.(3)	$4,361	$3,698	$3,210	$3,313	$3,310
Diluted earnings per common share(3)	$26.93	$22.49	$19.27	$19.60	$19.34

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).
(2)

BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures.

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures”, for further information on non-GAAP financial measures and for as adjusted items for 2018, 2017, and 2016.

In 2014, general and administration expense relating to the reduction of an indemnification asset has been excluded since it is directly offset by a tax benefit of the same amount and, consequently, did not impact BlackRock’s book value. In 2015 and 2014, the portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately did not impact BlackRock’s book value. Compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense).

(3)

Net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted exclude the after-tax impact of the items referred to above and also include the effect on deferred income tax expense resulting from certain income tax matters.

(4)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. Results for 2015 and 2014 reflect accounting guidance prior to the adoption of the new revenue recognition standard.

Assets Under Management

The Company’s AUM by product type for the years 2014 through 2018 is presented below.

	December 31,
(in millions)	2018	2017	2016	2015	2014	5-Year CAGR(1)
Equity	$3,035,825	$3,371,641	$2,657,176	$2,423,772	$2,451,111	6%
Fixed income	1,884,417	1,855,465	1,572,365	1,422,368	1,393,653	9%
Multi-asset	461,884	480,278	395,007	376,336	377,837	6%
Alternatives	143,358	129,347	116,938	112,839	111,240	5%
Long-term	5,525,484	5,836,731	4,741,486	4,335,315	4,333,841	7%
Cash management	448,565	449,949	403,584	299,884	296,353	10%
Advisory	1,769	1,515	2,782	10,213	21,701	(45)%
Total	$5,975,818	$6,288,195	$5,147,852	$4,645,412	$4,651,895	7%

(1)	Percentage represents CAGR over a five-year period (2013-2018).

Component changes in AUM by product type for the five years ended December 31, 2018 are presented below.

(in millions)	December 31, 2013	Net inflows (outflows)	Adjustment/ acquisitions and dispositions(1)	Market change	FX impact	December 31, 2018	5-Year CAGR(2)
Equity	$2,317,695	$301,915	$2,590	$528,873	$(115,248)	$3,035,825	6%
Fixed income	1,242,186	551,223	18,539	181,947	(109,478)	1,884,417	9%
Multi-asset	341,214	87,540	1,048	57,759	(25,677)	461,884	6%
Alternatives	111,114	26,719	10,121	1,192	(5,788)	143,358	5%
Long-term	4,012,209	967,397	32,298	769,771	(256,191)	5,525,484	7%
Cash management	275,554	100,672	81,321	4,245	(13,227)	448,565	10%
Advisory	36,325	(31,324)	—	1,302	(4,534)	1,769	(45)%
Total	$4,324,088	$1,036,745	$113,619	$775,318	$(273,952)	$5,975,818	7%

(1)

Amounts include AUM acquired in the acquisition of certain assets of BlackRock Kelso Capital Advisors LLC (“BKCA”) in March 2015, AUM acquired from Infraestructura Institucional and FutureAdvisor in October 2015, AUM acquired in the BofA® Global Capital Management transaction in April 2016, AUM acquired in the acquisition of the equity infrastructure franchise of First Reserve (“First Reserve Transaction”) in June 2017, net AUM from the acquisitions of Tennenbaum Capital Partners in August 2018 (“TCP Transaction”) and the asset management business of Citibanamex in September 2018 (“Citibanamex Transaction”), AUM reclassifications and net dispositions related to the transfer of BlackRock’s UK Defined Contribution Administration and Platform business to Aegon N.V. in July 2018 (“Aegon Transaction”), and net AUM dispositions related to the sale of BlackRock’s minority interest in DSP BlackRock Investment Managers Pvt. Ltd. to the DSP Group in August 2018 (“DSP Transaction”). In addition, amounts include other reclassifications to conform to current period combined AUM policy and presentation.

(2)	Percentage represents CAGR over a five-year period (2013-2018).

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

At December 31, 2018, total AUM was $5.98 trillion, representing a CAGR of 7% over the last five years. AUM growth during the period was achieved through the combination of net market valuation gains, net inflows and acquisitions, including BKCA, Infraestructura Institucional and FutureAdvisor, which collectively added $2.2 billion of AUM in 2015, BofA Global Capital Management which added $80.6 billion of AUM in 2016, First Reserve which added $3.3 billion of AUM in 2017 and the net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction which added $27.5 billion of AUM in 2018. Our AUM mix encompasses a broadly diversified product range, as described below.

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

AUM by investment style and client type at December 31, 2018 is presented below.

(in millions)	Retail	iShares ETFs	Institutional	Total
Active	$537,801	$—	$1,079,979	$1,617,780
Non-ETF Index	73,049	—	2,103,230	2,176,279
iShares ETFs	—	1,731,425	—	1,731,425
Long-term	610,850	1,731,425	3,183,209	5,525,484
Cash management	10,570	—	437,995	448,565
Advisory	—	—	1,769	1,769
Total	$621,420	$1,731,425	$3,622,973	$5,975,818

Retail

BlackRock serves retail investors globally through a wide array of vehicles across the investment spectrum, including separate accounts, open-end and closed-end funds, unit trusts and private investment funds. Retail investors are served principally through intermediaries, including broker-dealers, banks, trust companies, insurance companies and independent financial advisors. Technology solutions and digital distribution tools are increasing the number of financial advisors and end-retail clients using BlackRock products. Retail represented 11% of long-term AUM at December 31, 2018 and 31% of long-term base fees for 2018.

iShares ETFs have a significant retail component, but is shown separately below. With the exclusion of iShares ETFs, retail AUM is predominantly comprised of active mutual funds. Mutual funds totaled $497.7 billion, or 81%, of retail long-term AUM at year-end, with the remainder invested in private investment funds and separately managed accounts (“SMAs”). 88% of retail long-term AUM is invested in active products.

Component changes in retail long-term AUM for 2018 are presented below.

(in millions)	December 31, 2017	Net inflows (outflows)	Acquisitions and dispositions (1)	Market change	FX impact	December 31, 2018
Equity	$233,218	$2,090	$2,137	$(28,005)	$(3,726)	$205,714
Fixed income	257,571	11,546	14,070	(8,630)	(2,969)	271,588
Multi-asset	120,855	2,914	2,519	(12,107)	(764)	113,417
Alternatives	16,733	2,529	1,628	(590)	(169)	20,131
Total	$628,377	$19,079	$20,354	$(49,332)	$(7,628)	$610,850

(1)	Amounts included net AUM impact from the TCP Transaction and the Citibanamex Transaction.

The retail client base is diversified geographically, with 72% of long-term AUM managed for investors based in the Americas, 23% in EMEA and 5% in Asia-Pacific at year-end 2018.

•

US retail long-term net inflows of $24.3 billion were led by fixed income inflows of $14.9 billion. Fixed income net inflows were diversified across exposures and products, with strong flows into our municipal, unconstrained and short duration bond offerings. Equity net inflows of $7.0 billion were driven by flows into our index mutual funds.

•

International retail long-term net outflows of $5.2 billion resulted from net outflows in equity and fixed income, partially offset by multi-asset and alternatives net inflows. Multi-asset net inflows of $1.6 billion were led by flows into the Multi-Asset Income fund family, while alternatives net inflows of $1.5 billion reflected flows into global and European hedge funds. Equity net outflows of $4.9 billion were primarily due to outflows from European equities, as political and market uncertainty contributed to a risk-off environment in the region. Fixed income net outflows of $3.4 billion reflected net outflows from unconstrained and high yield bond funds.

iShares ETFs

iShares is the leading ETF provider in the world, with $1.7 trillion of AUM at December 31, 2018 and was the top asset gatherer globally in 20181 with net inflows of $167.5 billion driving an organic growth rate of 10%. The iShares Core had net inflows of $106.2 billion, while iShares ETFs outside the Core had net inflows of $61.3 billion. iShares equity net inflows of $112.8 billion were driven by flows into Core funds, products with broad developed market equity exposures and factor-based ETFs. Fixed income net inflows of $50.9 billion were diversified across exposures and product lines, led by flows into Core, treasuries and emerging market debt funds. iShares ETF multi-asset and alternative funds contributed a combined $3.8 billion of net inflows, primarily into commodities funds. iShares ETFs represented 31% of long-term AUM at December 31, 2018 and 41% of long-term base fees for 2018.

Component changes in iShares ETFs AUM for 2018 are presented below.

(in millions)	December 31, 2017	Net inflows	Market change	FX impact	December 31, 2018
Equity	$1,329,610	$112,817	$(159,433)	$(8,732)	$1,274,262
Fixed income	395,252	50,930	(14,355)	(4,231)	427,596
Multi-asset	3,761	1,050	(317)	(9)	4,485
Alternatives(1)	23,616	2,738	(1,196)	(76)	25,082
Total	$1,752,239	$167,535	$(175,301)	$(13,048)	$1,731,425

(1)	Amounts include commodity iShares ETFs.

Our broad iShares ETF product range offers investors a precise, transparent and efficient way to gain exposure to a full range of asset classes and global markets that have been difficult for many investors to access, as well as the liquidity required to make adjustments to their exposures quickly and cost-efficiently.

•

US iShares ETF[2] AUM ended 2018 at $1.3 trillion with $129.7 billion of net inflows driven by strong demand for Core funds, broad developed market equities and factor-based ETFs, as well as a diverse range of fixed income products.

•

International iShares ETF[2] AUM ended 2018 at $409.5 billion with net inflows of $37.8 billion led by equity net inflows of $27.9 billion, which reflected strong flows into the international Core and factor-based ETFs.

1Source: BlackRock; Bloomberg

2Regional iShares ETF amounts based on jurisdiction of product, not underlying client.

Institutional

BlackRock serves institutional investors on six continents in sub-categories including: pensions, endowments and foundations, official institutions, and financial institutions; institutional AUM is diversified across product and region.

Component changes in institutional long-term AUM for 2018 are presented below.

(in millions)	December 31, 2017	Net inflows (outflows)	Acquisitions and dispositions (1)	Market change	FX impact	December 31, 2018
Active:
Equity	$137,185	$(7,895)	$(4,296)	$(11,485)	$(2,533)	$110,976
Fixed income	570,050	(20,701)	2,417	(7,301)	(5,504)	538,961
Multi-asset	347,825	11,944	(1,593)	(14,650)	(7,289)	336,237
Alternatives	84,248	7,069	3,374	444	(1,330)	93,805
Active subtotal	1,139,308	(9,583)	(98)	(32,992)	(16,656)	1,079,979
Index:
Equity	1,671,628	(91,845)	4,749	(122,252)	(17,407)	1,444,873
Fixed income	632,592	37,335	2,051	(4,835)	(20,871)	646,272
Multi-asset	7,837	1,005	(243)	(880)	26	7,745
Alternatives	4,750	(199)	1	(142)	(70)	4,340
Index subtotal	2,316,807	(53,704)	6,558	(128,109)	(38,322)	2,103,230
Total	$3,456,115	$(63,287)	$6,460	$(161,101)	$(54,978)	$3,183,209

(1)	Amounts included net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction.

Institutional active AUM ended 2018 at $1.1 trillion, reflecting $9.6 billion of net outflows. Fixed income net outflows of $20.7 billion reflected several large client redemptions associated with client M&A, cash repatriation and manager consolidation. Equity net outflows of $7.9 billion were from fundamental and quantitative strategies.

Multi-asset products saw continued growth, with net inflows of $11.9 billion reflecting ongoing demand for solutions offerings and the LifePath® target-date suite. Alternatives net inflows of $7.1 billion were led by inflows into infrastructure, private equity solutions and real estate. Excluding return of capital and investment of $2.3 billion, alternatives net inflows were $9.4 billion. In addition, 2018 was another strong fundraising year for illiquid alternatives, and we raised approximately $13 billion in new commitments, which will be a source of future net inflows. In total, Institutional active represented 19% of long-term AUM and 20% of long-term base fees.

Institutional index AUM totaled $2.1 trillion at December 31, 2018, reflecting net outflows of $53.7 billion. Equity net outflows of $91.8 billion resulted from client de-risking, re-allocating, re-balancing and seeking liquidity in a more volatile market environment. Fixed income net inflows of $37.3 billion were driven by demand for liability-driven investment solutions. Institutional index represented 38% of long-term AUM at December 31, 2018 and accounted for 9% of long-term base fees for 2018.

BlackRock’s institutional franchise generated 2% organic base fee growth in 2018 despite $63.3 billion of net outflows, reflecting strength in higher-fee illiquid alternatives, multi-asset solutions and liability-driven investment strategies.

The Company’s institutional clients consist of the following:

•

Pensions, Foundations and Endowments. BlackRock is among the world’s largest managers of pension plan assets with $2.2 trillion, or 68%, of long-term institutional AUM managed for defined benefit, defined contribution and other pension plans for corporations, governments and unions at December 31, 2018. The market landscape continues to shift from defined benefit to defined contribution, driving strong flows in our defined contribution channel, which had $20.3 billion of long-term net inflows for the year, driven by continued demand for our LifePath target-date suite. Defined contribution represented $835.5 billion of total pension AUM, and we remain well positioned to capitalize on the on-going evolution of the defined contribution market and demand for outcome-oriented investments. An additional $80.1 billion, or 3%, of long-term institutional AUM was managed for other tax-exempt investors, including charities, foundations and endowments.

•

Official Institutions. BlackRock managed $166.6 billion, or 5%, of long-term institutional AUM for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies at year-end 2018. These clients often require specialized investment advice, the use of customized benchmarks and training support.

•

Financial and Other Institutions. BlackRock is a top independent manager of assets for insurance companies, which accounted for $240.6 billion, or 8%, of institutional long-term AUM at year-end 2018. Assets managed for other taxable institutions, including corporations, banks and third-party fund sponsors for which we provide sub-advisory services, totaled $514.4 billion, or 16%, of long-term institutional AUM at year-end.

Client Type and Product Type

Component changes in AUM by product type and investment style for 2018 are presented below.

(in millions)	December 31, 2017	Net inflows (outflows)	Acquisitions and dispositions (1)	Market change	FX impact	December 31, 2018
Retail:
Equity	$233,218	$2,090	$2,137	$(28,005)	$(3,726)	$205,714
Fixed income	257,571	11,546	14,070	(8,630)	(2,969)	271,588
Multi-asset	120,855	2,914	2,519	(12,107)	(764)	113,417
Alternatives	16,733	2,529	1,628	(590)	(169)	20,131
Retail subtotal	628,377	19,079	20,354	(49,332)	(7,628)	610,850
iShares ETFs:
Equity	1,329,610	112,817	—	(159,433)	(8,732)	1,274,262
Fixed income	395,252	50,930	—	(14,355)	(4,231)	427,596
Multi-asset	3,761	1,050	—	(317)	(9)	4,485
Alternatives	23,616	2,738	—	(1,196)	(76)	25,082
iShares ETFs subtotal	1,752,239	167,535	—	(175,301)	(13,048)	1,731,425
Institutional:
Active:
Equity	137,185	(7,895)	(4,296)	(11,485)	(2,533)	110,976
Fixed income	570,050	(20,701)	2,417	(7,301)	(5,504)	538,961
Multi-asset	347,825	11,944	(1,593)	(14,650)	(7,289)	336,237
Alternatives	84,248	7,069	3,374	444	(1,330)	93,805
Active subtotal	1,139,308	(9,583)	(98)	(32,992)	(16,656)	1,079,979
Index:
Equity	1,671,628	(91,845)	4,749	(122,252)	(17,407)	1,444,873
Fixed income	632,592	37,335	2,051	(4,835)	(20,871)	646,272
Multi-asset	7,837	1,005	(243)	(880)	26	7,745
Alternatives	4,750	(199)	1	(142)	(70)	4,340
Index subtotal	2,316,807	(53,704)	6,558	(128,109)	(38,322)	2,103,230
Institutional subtotal	3,456,115	(63,287)	6,460	(161,101)	(54,978)	3,183,209
Long-term	5,836,731	123,327	26,814	(385,734)	(75,654)	5,525,484
Cash management	449,949	(21)	686	1,593	(3,642)	448,565
Advisory	1,515	323	—	5	(74)	1,769
Total	$6,288,195	$123,629	$27,500	$(384,136)	$(79,370)	$5,975,818

(1)	Amounts included net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction.

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

Equity

Year-end 2018 equity AUM totaled $3.036 trillion, reflecting net inflows of $15.2 billion. Net inflows included $112.8 billion into iShares ETFs, driven by net inflows into Core funds, broad developed market equities and factor-based ETFs, partially offset by non-ETF index and active net outflows of $85.2 billion and $12.4 billion, respectively.

BlackRock’s effective fee rates fluctuate due to changes in AUM mix. Approximately half of BlackRock’s equity AUM is tied to international markets, including emerging markets, which tend to have higher fee rates than US equity strategies. Accordingly, fluctuations in international equity markets, which may not consistently move in tandem with US markets, have a greater impact on BlackRock’s equity revenues and effective fee rate.

Fixed Income

Fixed income AUM ended 2018 at $1.884 trillion, reflecting net inflows of $79.1 billion. iShares ETFs net inflows of $50.9 billion were led by flows into Core, treasuries and emerging markets debt funds. Non-ETF index net inflows of $40.2 billion were driven by demand for liability-driven investment solutions. Active net outflows of $12.0 billion were primarily due to several large institutional client redemptions associated with client M&A, cash repatriation and manager consolidation.

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

Component changes in multi-asset AUM for 2018 are presented below.

(in millions)	December 31, 2017	Net inflows (outflows)	Acquisitions and dispositions (1)	Market change	FX impact	December 31, 2018
Asset allocation and balanced	$196,545	$(4,280)	$596	$(15,679)	$(2,546)	$174,636
Target date/risk	199,466	20,245	87	(11,496)	(1,968)	206,334
Fiduciary	83,689	953	—	(718)	(3,522)	80,402
FutureAdvisor(2)	578	(5)	—	(61)	—	512
Total	$480,278	$16,913	$683	$(27,954)	$(8,036)	$461,884
(1)	Amounts included net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction.
(2)	FutureAdvisor amounts do not include AUM held in iShares ETFs.

Multi-asset net inflows reflected ongoing institutional demand for our solutions-based advice with $12.9 billion of net inflows coming from institutional clients. Defined contribution plans of institutional clients remained a significant driver of flows, and contributed $17.7 billion to institutional multi-asset net inflows in 2018, primarily into target date and target risk product offerings. Retail net inflows of $2.9 billion reflected demand for our Multi-Asset Income fund family, which raised $2.2 billion in 2018.

The Company’s multi-asset strategies include the following:

•

Asset allocation and balanced products represented 38% of multi-asset AUM at year-end. These strategies combine equity, fixed income and alternative components for investors seeking a tailored solution relative to a specific benchmark and within a risk budget. In certain cases, these strategies seek to minimize downside risk through diversification, derivatives strategies and tactical asset allocation decisions. Flagship products in this category include our Global Allocation and Multi-Asset Income fund families.

•

Target date and target risk products grew 10% organically in 2018, with net inflows of $20.2 billion. Institutional investors represented 90% of target date and target risk AUM, with defined contribution plans representing 84% of AUM. Flows were driven by defined contribution investments in our LifePath offerings. LifePath products utilize a proprietary active asset allocation overlay model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing. Underlying investments are primarily index products.

•

Fiduciary management services are complex mandates in which pension plan sponsors or endowments and foundations retain BlackRock to assume responsibility for some or all aspects of investment management, often with BlackRock acting as outsourced chief investment officer (“OCIO”). These customized services require strong partnership with the clients’ investment staff and trustees in order to tailor investment strategies to meet client-specific risk budgets and return objectives.

•

FutureAdvisor is a digital wealth management platform that provides financial institutions with technology-enabled investment advisory capabilities to manage their clients’ investments. As consumers increasingly engage with technology to invest, BlackRock and FutureAdvisor are positioned to empower distribution partners to better serve their clients by combining FutureAdvisor’s technology-enabled advice with BlackRock’s multi-asset investment capabilities, proprietary technology and risk analytics. FutureAdvisor AUM does not include underlying iShares ETF investments.

Alternatives

BlackRock alternatives focus on sourcing and managing high-alpha investments with lower correlation to public markets and developing a holistic approach to address client needs in alternatives investing. Our alternatives products fall into two main categories — 1) core alternatives, and 2) currency and commodities. Core includes liquid alternatives offerings in direct hedge funds and hedge fund solutions (funds of funds), as well as illiquid offerings in alternative solutions, private equity solutions (funds of funds), opportunistic and credit, real estate and infrastructure. BlackRock alternatives products are described below.

In 2018, alternatives generated $12.1 billion of net inflows, or $15.1 billion excluding return of capital/investment of $3.0 billion. The largest contributors to return of capital/investment were private equity solutions, credit and real estate. Net inflows were driven by infrastructure, alternative solutions and hedge fund solutions. In addition, we raised approximately $13 billion of new commitments in 2018 across a variety of strategies, led by infrastructure and private equity solutions. At year-end, we had approximately $24 billion of non-fee paying, unfunded, uninvested commitments, which are expected to be deployed in future years; these commitments are not included in AUM or flows until they are fee-paying.

We believe that as alternatives become more conventional and investors adapt their asset allocation strategies, investors will further increase their use of alternative investments to complement core holdings. Our highly diversified alternatives franchise is well positioned to meet growing demand from both institutional and retail investors.

Component changes in alternatives AUM for 2018 are presented in the table below.

(in millions)	December 31, 2017	Net inflows (outflows)	Acquisitions and dispositions (1)	Market change	FX impact	December 31, 2018	Memo: return of capital/ investment(2)	Memo: committed capital(3)
Core alternatives:
Liquid alternatives:
Hedge funds:
Direct hedge fund strategies	$28,854	$2,104	$27	$(965)	$(689)	$29,331	$—	$—
Hedge fund solutions	22,409	(94)	—	108	(35)	22,388	(439)	1,151
Total Liquid alternatives	51,263	2,010	27	(857)	(724)	51,719	(439)	1,151
Illiquid alternatives:
Alternative solutions	3,159	255	—	105	(21)	3,498	(278)	2,452
Private equity and opportunistic:
Private equity solutions	11,815	1,675	—	(113)	(69)	13,308	(858)	4,858
Opportunistic and credit strategies	2,024	1,734	4,984	(51)	(20)	8,671	(740)	4,328
Private equity and opportunistic subtotal	13,839	3,409	4,984	(164)	(89)	21,979	(1,598)	9,186
Real assets:
Real estate	18,944	955	(16)	884	(506)	20,261	(464)	1,843
Infrastructure	11,328	2,961	—	3	(204)	14,088	(181)	9,232
Real assets subtotal	30,272	3,916	(16)	887	(710)	34,349	(645)	11,075
Total illiquid alternatives	47,270	7,580	4,968	828	(820)	59,826	(2,521)	22,713
Core alternatives subtotal	98,533	9,590	4,995	(29)	(1,544)	111,545	(2,960)	23,864
Currency and commodities	30,814	2,547	8	(1,455)	(101)	31,813	—	—
Total	$129,347	$12,137	$5,003	$(1,484)	$(1,645)	$143,358	$(2,960)	$23,864

(1)	Amounts included net AUM impact from the TCP Transaction, the Citibanamex Transaction and the Aegon Transaction.
(2)	Return of capital/investment is included in outflows.
(3)

Amount represents client assets that are uninvested commitments, which are currently non-fee paying and are not included in AUM. These commitments will generate fees and will be counted in AUM and flows as the capital is deployed over time.

Core

The Company’s core alternatives strategies include the following:

•

Liquid Alternatives net inflows of $2.0 billion were due to net inflows of $2.1 billion from direct hedge funds, partially offset by $0.1 billion of net outflows from hedge fund solutions. Direct hedge fund AUM includes a variety of single- and multi-strategy offerings.

•	Alternative Solutions represents highly customized portfolios of alternative investments. In 2018, alternative solutions portfolios had $0.3 billion of net inflows.
•

Private Equity and Opportunistic AUM included $13.3 billion in private equity solutions and $8.7 billion in opportunistic and credit offerings. Net inflows of $3.4 billion included $1.7 billion of net inflows into both private equity solutions and opportunistic and credit strategies.

•	Real Assets AUM, which includes infrastructure and real estate, totaled $34.3 billion, reflecting net inflows of $3.9 billion, led by infrastructure deployments.

Currency and Commodities

The Company’s currency and commodities products include a range of active and index products.

Currency and commodities products had $2.5 billion of net inflows, primarily driven by iShares ETFs. Our iShares ETFs commodities products represented $25.1 billion of AUM and are not eligible for performance fees.

Cash Management

Cash management AUM totaled $448.6 billion at December 31, 2018. Cash management products include taxable and tax-exempt money market funds and customized separate accounts. Portfolios are denominated in US dollars, Canadian dollars, Australian dollars, Euros, Swiss Francs, New Taiwan Dollars or British pounds. While full year 2018 net flows were impacted by two large planned redemptions totaling $40.0 billion, base fees grew 9%. Strong growth in cash management also reflects successful integration of acquisitions to strengthen our platform and leverage our scale, including the 2017 acquisition of Cachematrix, a distribution technology portal enabling corporate treasurers to allocate among cash management products, and the 2016 transaction with BofA Global Capital Management.

Client Region

Our footprints in the Americas, EMEA and Asia-Pacific regions reflect strong relationships with intermediaries and an established ability to deliver our global investment expertise in funds and other products tailored to local regulations and requirements.

AUM by product type and client region at December 31, 2018 is presented below.

(in millions)	Americas	EMEA	Asia-Pacific	Total
Equity	$2,152,491	$684,102	$199,232	$3,035,825
Fixed income	1,067,875	639,070	177,472	1,884,417
Multi-asset	312,323	126,437	23,124	461,884
Alternatives	74,435	46,859	22,064	143,358
Long-term	3,607,124	1,496,468	421,892	5,525,484
Cash management	339,093	102,457	7,015	448,565
Advisory	1,519	250	—	1,769
Total	$3,947,736	$1,599,175	$428,907	$5,975,818

Component changes in AUM by client region for 2018 are presented below.

(in millions)	December 31, 2017	Net inflows (outflows)	Acquisitions and dispositions (1)	Market change	FX impact	December 31, 2018
Americas	$4,049,086	$149,787	$30,686	$(268,180)	$(13,643)	$3,947,736
EMEA	1,768,119	(19,065)	(3,186)	(80,650)	(66,043)	1,599,175
Asia-Pacific	470,990	(7,093)	—	(35,306)	316	428,907
Total	$6,288,195	$123,629	$27,500	$(384,136)	$(79,370)	$5,975,818

(1)	Amounts included net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction.

Americas

Net inflows of $149.8 billion were driven by net inflows into equity, fixed income, multi-asset and alternatives of $64.3 billion, $62.8 billion, $23.2 billion and $6.6 billion, respectively. During the year, we served clients through offices in 32 states in the United States as well as Canada, Mexico, Brazil, Chile, Colombia and Spain.

EMEA

EMEA net outflows of $19.1 billion were primarily due to low-fee institutional index equity outflows, partially offset by strong flows into iShares ETFs. Our offerings include fund families in the United Kingdom, the Netherlands, Luxembourg and Dublin and iShares ETFs listed on stock exchanges throughout Europe as well as separate accounts and pooled investment products.

Asia-Pacific

Asia-Pacific net outflows of $7.1 billion were primarily due to low-fee institutional index equity outflows. Clients in the Asia-Pacific region are served through offices in Japan, Australia, Hong Kong, Singapore, Taiwan, Korea, China, and India.

Investment Performance

Investment performance across active and index products as of December 31, 2018 was as follows:

	One-year period	Three-year period	Five-year period
Fixed income:
Actively managed AUM above benchmark or peer median
Taxable	48%	69%	82%
Tax-exempt	47%	71%	76%
Index AUM within or above applicable tolerance	98%	99%	98%
Equity:
Actively managed AUM above benchmark or peer median
Fundamental	50%	67%	78%
Systematic	32%	83%	93%
Index AUM within or above applicable tolerance	97%	98%	99%

Performance Notes. Past performance is not indicative of future results. Except as specified, the performance information shown is as of December 31, 2018 and is based on preliminary data available at that time. The performance data shown reflects information for all actively and passively managed equity and fixed income accounts, including US registered investment companies, European-domiciled retail funds and separate accounts for which performance data is available, including performance data for high net worth accounts available as of November 30, 2018. The performance data does not include accounts terminated prior to December 31, 2018 and accounts for which data has not yet been verified. If such accounts had been included, the performance data provided may have substantially differed from that shown.

Performance comparisons shown are gross-of-fees for institutional and high net worth separate accounts, and net-of-fees for retail funds. The performance tracking shown for index accounts is based on gross-of-fees performance and includes all institutional accounts and all iShares funds globally using an index strategy. AUM information is based on AUM available as of December 31, 2018 for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund. Fund performance reflects the reinvestment of dividends and distributions.

Performance shown is derived from applicable benchmarks or peer median information, as selected by BlackRock, Inc. Peer medians are based in part on data either from Lipper, Inc. or Morningstar, Inc. for each included product.

TECHNOLOGY SERVICES

BlackRock offers investment management technology systems, risk management services, wealth management and digital distribution tools on a fee basis. Aladdin is our proprietary technology platform, which serves as the investment and risk management system for both BlackRock and a growing number of institutional investors around the world. BlackRock offers risk reporting capabilities via the Aladdin Risk offering; as well as investment accounting capabilities. Provider Aladdin is a tool used by BlackRock’s custodial partners, connecting them to the platform to add operational efficiency. BlackRock also offers a number of wealth management technology tools offering digital advice, portfolio construction capabilities and risk analytics for retail distributors. These tools include Aladdin Wealth, which provides wealth management firms and their financial professionals with institutional-quality business management, portfolio construction, modeling and risk analytics capabilities, FutureAdvisor, a digital wealth management platform that provides financial institutions with technology-enabled investment advisory capabilities to manage their clients’ investments, and Cachematrix, a leading provider of financial technology which simplifies the cash management process for banks and their corporate clients in a streamlined, open-architecture platform.

Technology services revenue of $785 million was up 19% year-over-year. Aladdin, which represented the majority of technology services revenue for the year, continues to benefit from trends favoring global investment platform consolidation and multi-asset risk solutions. Aladdin assignments are typically long-term contracts that provide recurring revenue.

At year-end, BlackRock technology services clients included banks, insurance companies, official institutions, pension funds, asset managers, asset servicers, retail distributors and other investors across North America, South America, Europe, Asia and Australia.

In addition, BlackRock has made minority investments in the digital distribution companies Scalable Capital and iCapital, Acorns, a micro-investing tool, and Envestnet, a leading independent provider of technology-enabled, web-based investment solutions and services to financial advisors. BlackRock records its share of income related to minority investments accounted for under the equity method in other revenue and for other minority investments records changes in their respective values within nonoperating income (expense) on the consolidated statements of income.

Securities Lending

Securities lending is managed by a dedicated team, supported by quantitative analysis, proprietary technology and disciplined risk management. BlackRock receives both cash (primarily for US domiciled portfolios) and noncash collateral under securities lending arrangements. The cash management team invests the cash we receive as collateral for securities on loan in other portfolios. Fees for securities lending for US domiciled portfolios can be structured as a share of earnings, or as a management fee based on a percentage of the value of the cash collateral or both. The value of the securities on loan and the revenue earned are captured in the corresponding asset class being managed. The value of the collateral is not included in AUM.

Outstanding loan balances ended the year at approximately $267 billion, up from $262 billion at year-end 2017. On average, relative to 2017, asset and liability spreads were slightly lower. However, continued asset gathering in lending products resulted in increased balances compared to 2017.

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

Geographic Information

At December 31, 2018, BlackRock served clients in more than 100 countries across the globe, including the United States, the United Kingdom and Japan. See Note 25, Segment Information, contained in Part II, Item 8 of this filing for more information.

Employees

At December 31, 2018, BlackRock had a total of approximately 14,900 employees, including approximately 7,500 located in offices outside the United States.

REGULATION

Virtually all aspects of BlackRock’s business are subject to various laws and regulations around the world, some of which are summarized below. These laws and regulations are primarily intended to protect investment advisory clients, investors in registered and unregistered investment companies, and trust and other fiduciary clients of BlackRock Institutional Trust Company, N.A. (“BTC”). Under these laws and regulations, agencies that regulate investment advisers, investment funds and trust banks and other individuals and entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity or person from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations or bank charters, censures and fines both for individuals and BlackRock.

The rules governing the regulation of financial institutions and their holding companies and subsidiaries are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.

GLOBAL REGULATORY REFORM

BlackRock’s business may be impacted by numerous regulatory reform initiatives occurring around the world. Any such initiative, or any new laws or regulations or changes to, or in the enforcement of, existing laws or regulations, could materially and adversely impact the scope or profitability of BlackRock’s business activities, lead to business disruptions, require BlackRock to alter its business or operating activities and expose BlackRock to additional costs (including compliance and legal costs) as well as reputational harm. BlackRock’s profitability also could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing banking, taxation, antitrust regulation and electronic commerce.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was signed into law in the United States (“US”). Dodd-Frank is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions, many of which have been adopted. BlackRock has implemented a conformance program to address certain regulations adopted under Dodd-Frank, as well as financial reforms that have been introduced as part of the Securities and Exchange Commission’s (“SEC”) investment company modernization initiatives. The cost of these conformance activities has been substantially absorbed by BlackRock; however, as certain limited aspects of Dodd-Frank and other rules are still being adopted, it is not yet possible to predict the ultimate effects that any implementation of these rules and regulations will have upon BlackRock’s business, financial condition, and operating activities.

Systemically Important Financial Institution (“SIFI”) Review

The Financial Stability Board (“FSB”), working with the International Organization of Securities Commissions (“IOSCO”), is considering potential systemic risk related to asset management; statements made by these organizations have generally indicated that they are, at this time, focused on products and activities, rather than designation, in their approach to the review of asset managers. The FSB has indicated that it may develop criteria for designation of nonbank non-insurers in the future to address “residual risks”. Any measures applied in relation to a global systemically important financial institution (“G-SIFI”) designation from the FSB would need to be implemented through existing regulatory processes and procedures by relevant national authorities.

In the US, the Financial Stability Oversight Council (“FSOC”) has the authority to designate nonbank financial institutions as SIFIs. The FSOC’s most recent statements generally indicate that it is focused on products and activities, rather than entity-specific designation, in its review of asset managers. The US Department of the Treasury (“Treasury”) report on asset management, issued in October 2017 pursuant to the Executive Order (as defined below), also expressed this view. In addition, in November 2017, Treasury made recommendations concerning the process by which the FSOC designates nonbanks as SIFIs, further supporting a products and activities approach to addressing risks in asset management. In the event that BlackRock is designated as a SIFI under Dodd-Frank, it could become subject to enhanced regulatory requirements and direct supervision by the Board of Governors of the Federal Reserve (the “Federal Reserve”).

Taxation

BlackRock’s businesses may be directly or indirectly affected by tax legislation and regulation, or the modification of existing tax laws, by US or non-US authorities. On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. As proposed regulations and new guidance are released, the Company continues to assess the impact of tax reform.

In addition, certain European Union (“EU”) Member States have enacted financial transaction taxes (“FTTs”) which impose taxation on a broad range of financial instruments and derivatives transactions, and the European Commission has proposed legislation to harmonize these taxes and provide for the adoption of EU-level legislation applicable to some (but not all) EU Member States. If enacted as proposed, FTTs could have an adverse effect on BlackRock’s financial results and clients’ performance results.

The application of tax regulations involves numerous uncertainties and, in the normal course of business, US and non-US tax authorities may review and challenge tax positions adopted by BlackRock. These challenges may result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect BlackRock’s effective tax rate and overall financial condition. Similarly, the Company manages assets in products and accounts that have investment objectives which may conform to tax positions adopted by BlackRock or to specific tax rules. To the extent there are changes in tax law or policy, or regulatory challenges to tax positions adopted by BlackRock, the value or attractiveness of such investments may be diminished and BlackRock may suffer financial or reputational harm.

Regulation of Swaps and Derivatives

The SEC, Federal Reserve, the Internal Revenue Service (“IRS”) and the Commodity Futures Trading Commission each continue to review practices and regulations relating to the use of futures, swaps and other derivatives. Such reviews could result in regulations that restrict or limit the use of such products by funds or accounts. If adopted, these limitations could require BlackRock to change certain business practices or implement new compliance processes, which could result in additional costs and/or restrictions. In December 2015, the SEC proposed a rule governing the use of derivatives and other financial commitment transactions by investment companies that, if enacted, would represent a fundamental change in the nature of the SEC's regulations governing the use of derivatives and other financial commitment transactions by registered investment companies. This proposal has the potential to require BlackRock to change or restrict certain investment strategies or practices for some registered investment companies and incur additional costs.

Jurisdictions outside the US in which BlackRock operates have adopted and implemented, or are in the process of considering, adopting or implementing, more pervasive regulation of many elements of the financial services industry, which could further impact BlackRock and the broader markets. For example, various global rules and regulations applicable to the use of financial products by funds, accounts and counterparties that have been adopted or proposed will require BlackRock to build and implement new compliance monitoring procedures to address the enhanced level of oversight to which it and its clients will be subject. These rules impose requirements such as mandatory central clearing of certain swaps transactions, requiring execution of certain swaps transactions on or through registered electronic trading venues (as opposed to over the phone or other execution methods), reporting transactions to central data repositories, mandating certain documentation standards, requiring the posting and collection of initial and/or variation margin for bilateral swap transactions and subjecting certain types of listed and/or over-the-counter transactions to position limit or position reporting requirements.

In the US, certain interest rate swaps and certain index credit default swaps are subject to Dodd-Frank central clearing and electronic trading venue requirements, with additional products and asset classes potentially becoming subject to these requirements in the future. In the EU, central clearing and trading venue requirements for certain swap transactions have become effective for certain types of BlackRock funds and accounts and will continue to be phased in for other types of BlackRock funds and accounts over time. On March 1, 2017, most derivatives transactions that are not centrally cleared, including non-deliverable foreign exchange forward transactions and currency option transactions, became subject to requirements in the US, EU and numerous other jurisdictions to post or collect mark-to-market margin payments. For certain BlackRock funds and accounts, initial margin requirements may apply in the future in addition to such mark-to-market margin payments. These rules and regulations have the potential to increase the complexity and cost of trading non-cleared derivatives for BlackRock's clients, and may produce regulatory inconsistencies in global derivatives trading rules and increase BlackRock’s operational and legal risks.

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

In addition, in June 2018, the SEC issued a proposed rule under the Investment Company Act of 1940 (the “Investment Company Act”) known as the “ETF Rule”. The ETF Rule is intended to establish a clear and consistent framework that allows most ETFs operating under the Investment Company Act to come to market without applying for individual exemptive orders.

Volcker Rule

Provisions of Dodd-Frank referred to as the “Volcker Rule” created a new section of the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”) that places limitations on the ability of banks and their subsidiaries to engage in proprietary trading and to invest in and transact with certain private investment funds, including hedge funds, private equity funds and funds of funds (collectively “covered funds”). The Bank Holding Company Act by its terms does not currently apply to BlackRock. The Federal Reserve has taken the position that PNC’s ownership interest in BlackRock, which is approximately 22%, causes BlackRock to be treated as a nonbank subsidiary of PNC for the purpose of the Bank Holding Company Act and that BlackRock is subject to banking regulation. Based on this interpretation of the Bank Holding Company Act, the Federal Reserve could initiate a process to formally determine that PNC controls BlackRock under the terms of the Bank Holding Company Act. Any such determination, if successful, would subject BlackRock to current and future regulatory requirements under the Bank Holding Company Act, including the Volcker Rule. Conformance with the Volcker Rule may require BlackRock to sell certain seed and co-investments that it holds in its covered funds, which may occur at a discount to existing carrying value depending on market conditions.

Securities and Exchange Commission Standards of Conduct Proposal

In April 2018, the SEC published a package of proposed rules and a proposed interpretation (collectively, the “Proposals”) intended to improve the retail investor experience and provide greater clarity regarding customers’ relationships with broker-dealers and investment advisers. The Proposals would: (i) create a principles-based standard of conduct for broker-dealers and require broker-dealers to act in the “best interest” of retail customers; (ii) “clarify and reaffirm” investment advisers’ fiduciary obligations under the Investment Advisers Act of 1940 (the “Advisers Act”); and (iii) create additional disclosure obligations for broker-dealers and investment advisers to help retail investors better understand relationships with investment professionals. The SEC also proposed the introduction of an enhanced disclosure regime, in addition to certain new compliance obligations for investment advisers that currently apply only to broker-dealers. If adopted without change, the Proposals could increase BlackRock’s disclosure obligations, impact distribution arrangements between BlackRock and its distribution partners, create compliance and operational challenges for BlackRock’s distribution partners and limit BlackRock’s ability to provide certain educational and other services to its clients.

Financial Crimes Enforcement Network Proposed Rulemaking for Registered Investment Advisers

In 2015, the Financial Crime Enforcement Network (“FinCEN”) issued a Notice of Proposed Rulemaking (“Proposed Rule”) that would extend to a number of BlackRock’s subsidiaries, which are registered or required to be registered as investment advisers with the SEC under the Advisers Act, the requirement to establish written risk-based anti-money laundering programs and report suspicious activity to FinCEN under the Bank Secrecy Act of 1970 (the “Bank Secrecy Act”). The Proposed Rule would include investment advisers within the Bank Secrecy Act’s definition of “financial institutions”, which would require them to comply with the Bank Secrecy Act reporting and recordkeeping requirements. If adopted in its current form, the Proposed Rule would expose BlackRock to additional compliance costs.

Securities and Exchange Commission Rulemakings for US Registered Funds and Investment Advisers

BlackRock’s business may also be impacted by SEC regulatory initiatives. The SEC and its staff are engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. In so doing, it has adopted rules that include (i) new monthly and annual reporting requirements for certain US registered funds; (ii) enhanced reporting regimes for investment advisers; and (iii) implementing liquidity risk management programs for ETFs and open-end funds, other than money market funds. These rules, many of which are currently in an implementation period, will increase BlackRock’s public reporting and disclosure requirements, which could be costly and may impede BlackRock’s growth.

US Executive Order

On February 3, 2017, an executive order (the “Executive Order”) was issued articulating certain core principles for regulating the US financial system and directing the Secretary of the US Treasury to report on the extent to which existing laws, treaties, rules, regulations and policies promote, support or inhibit the federal regulation of the US financial system in a manner consistent with the core principles. Treasury has issued four reports in response to the Executive Order (the “Treasury Reports”), which include a number of recommendations, the majority of which require further legislative or regulatory action in order to be implemented, that may affect BlackRock’s business or operations. BlackRock will continue to monitor the potential impact of the Executive Order, as well as the Treasury Reports and any consequential legislative or regulatory action, on its business.

Money Market Fund Reform

In June 2017, the European Commission published new Money Market Regulations (the “MM Regulations”) which took effect in January 2019. The MM Regulations are intended to reduce perceived risks of EU-based money market products. The MM Regulations limit the use of constant net asset value money market funds to those holding only government money market instruments and introduce a new category of “low volatility net asset value” money market funds and two types of “variable net asset value funds”. All categories of money market funds are subject to reinforced liquidity requirements, as well as safeguards such as liquidity fees and redemption gates. The MM Regulations require fundamental changes to many of the Company’s money market funds offered in the EU and may reduce their attractiveness to investors.

In the US, there is currently legislation pending in Congress that would repeal the requirement that institutional prime and institutional municipal money market funds float their net asset values. It is uncertain whether the legislation will pass Congress and become law.

British Exit from the EU

Following the June 2016 vote to exit the EU, the United Kingdom (“UK”) served notice under Article 50 of the Treaty on European Union on March 29, 2017 to initiate the two-year long process of exiting from the EU, commonly referred to as "Brexit". There is substantial uncertainty surrounding the terms upon which the UK will ultimately exit the EU. As a result, the UK’s relationship with the EU, as well as whether an agreement will be reached by the March 29, 2019 exit deadline, remains unclear. Moreover, the passage of time without a resolution in place has become a source of economic, political and regulatory instability. BlackRock is implementing a number of steps to prepare for various outcomes, including effecting organizational, governance and operational changes, applying for and receiving licenses and permissions in the EU, and engaging in client communications. These steps, many of which have been time-consuming and costly, are expected to add complexity to BlackRock’s European operations. In addition, depending on the terms of the UK’s exit from the EU, BlackRock may experience organizational and operational challenges and incur additional costs in connection with its European operations post-Brexit, which may impede the Company’s growth or impact its financial performance.

MiFID II Regime

BlackRock is subject to numerous regulatory reform initiatives in Europe. For example, in the EU, rules and regulations made under the previous Markets in Financial Instruments Directive (“MiFID”) were revised in January 2018 through implementation of “MiFID II”. The MiFID II package is made up of a Markets in Financial Instruments Directive, a Markets in Financial Instruments Regulation and a number of Implementing and Regulatory Technical Standards in the form of Delegated Acts made by the European Commission following advice from the European Securities and Markets Authority (“ESMA”). The MiFID II reforms materially changed market transparency requirements, enhanced protections afforded to investors and increased operational complexity for the Company. In particular, MiFID II introduced (i) enhanced governance and investor protection standards, (ii) prescriptive rules on portfolio management firms’ ability to receive and pay for investment research relating to all asset classes, (iii) rules on the identification and monitoring of target markets for MiFID financial instruments by MiFID investment firms who manufacture and/or distribute such instruments, (iv) enhanced regulation of algorithmic trading, (v) the movement of trading in certain shares and derivatives on to regulated execution venues, (vi) the extension of pre- and post-trade transparency requirements to wider categories of financial instruments, (vii) restrictions on the use of so-called dark pool trading, (viii) the creation of a new type of trading venue called the Organized Trading Facility for non-equity financial instruments, (ix) new commodity derivative position limits and reporting requirements, (x) a move away from vertical silos in execution, clearing and settlement, (xi) an enhanced role for ESMA in supervising EU securities and derivatives markets and (xii) new requirements regarding non-EU investment firms’ access to EU financial markets. The industry is continuing to adapt to the implementation of these measures, which is having direct and indirect impacts on BlackRock and its subsidiaries and has required significant changes to client servicing models. As a result, the broad nature of the MiFID II reforms may continue to impact BlackRock’s product development, client servicing and distribution models, and will require additional disclosures in respect of costs and fees

BlackRock charges to certain of its clients. MiFID II also impacts the ability of certain of BlackRock’s distribution partners to accept commissions. Further, as market structure reforms become fully embedded, these may impact the way that the Company executes investment decisions for client portfolios and reports on such transactions and could have an impact on general market liquidity.

EU Market Access

The European Commission and certain EU Member States have recently advanced a more restrictive approach to the need for “equivalence”, which is the process by which the legal, regulatory and/or supervisory system in non-EU Member States is recognized by the European Commission as comparably effective to that in the EU, thereby allowing such non-EU Member States access to the EU single market in financial services. Additionally, in September 2017, the European Commission issued a proposal requiring that all third-country outsourcing, delegation and risk transfer arrangements be assessed by ESMA. If enacted, the proposal would transfer to ESMA the ability of EU Member States to authorize the outsourcing of asset management activities beyond the EU’s borders. While the proposal remains under discussion, if enacted, it could significantly impact asset management firms with non-EU operations, including BlackRock, and it may affect the Company’s ability to delegate fund management, supporting activity and/or costs associated with such delegation.

Cessation of LIBOR/EURIBOR

The Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (LIBOR) administrator that publishes the rate, has announced that it will no longer compel panel banks to submit rates for LIBOR after year-end 2021. As a result, LIBOR, the Euro Interbank Offered Rate (EURIBOR) and certain other indices which are utilized as benchmarks may no longer be published. The disappearance, or change in the manner of administration, of these benchmarks could result in adverse consequences to the return on, value of and market for any BlackRock investments in instruments and securities linked to such benchmarks. BlackRock may also face operational challenges adopting successor benchmarks.

Revised EU Capital Requirements

EU regulators are considering how to design an appropriate capital regime for non-systemically important investment firms as the current regime is based upon banking requirements and has not been materially modified for asset managers. In December 2017, the European Commission published a proposal for a new Directive and Regulation on prudential requirements for MiFID investment firms. The new legislative package is expected to come into effect in 2020 once agreed upon by the European Council and Parliament. Once implemented, any new requirements could result in significant changes to the amount of regulatory capital that BlackRock is required to hold in the EU.

UK Asset Management Market Study

The FCA has adopted requirements for UK fund managers to assess whether the retail collective investments they manage offer “value” to investors. Beginning in 2020, BlackRock will be required annually to disclose the conclusions of its assessment based upon various factors including cost, performance and comparable services. If “value” has not been provided to consumers, BlackRock will need to address any identified deficiencies. The FCA also requested that the UK’s Competition and Markets Authority (“CMA”) assess the investment consultant and fiduciary markets. The CMA’s final report identified a number of competition issues in such markets and it will consider various remedies in 2019, including mandatory tendering of investment consultancy and fiduciary management services, and standards of disclosure of fees and performance. The CMA’s remedies could have a significant impact on BlackRock’s ability to enter into fiduciary and investment management mandates with UK pension fund clients.

Senior Managers and Certification Regime

In the UK, the FCA is extending the Senior Managers and Certification Regime (“SMCR”) to all financial services firms beginning in December 2019. The regime imposes greater accountability and responsibility across the senior management of UK financial services firms by making individuals in impacted firms more accountable for conduct and competence. SMCR impacts nearly all staff of the Company in the UK, and requires extensive documentation to support senior managers and evidence the discharge of their responsibilities.

Reform of European Retail Distribution Rules

BlackRock must comply with retail distribution rules aimed at enhancing consumer protections, overhauling mutual fund fee structures by banning the payment of commissions to distributors, and increasing professionalism in the retail investment sector. The rules were originally introduced in the UK in 2012 and similar rules have since been introduced in other jurisdictions where BlackRock operates such as the Netherlands and Switzerland, and are under discussion elsewhere. Similarly, MiFID II contains a ban on certain types of advisers recovering commissions and other nonmonetary benefits from fund managers. These rules are creating inconsistencies among distribution rules in different jurisdictions and may lead to changes to BlackRock’s client servicing and distribution models, in particular affecting the fees BlackRock is able to charge to its clients and the commissions it is able to pay to its distribution partners.

EU Shareholder Rights Directive

The European Commission has revised the Shareholder Rights Directive (“SRD”) to enhance engagement between companies and their long-term shareholders. The revisions, which are effective in June 2019, require investment managers to provide EU institutional investors with enhanced disclosures on shareholder engagement and voting, and information on how the manager’s investment strategy contributes to such investors’ medium to long-term performance. It is uncertain whether regulators throughout the EU will be unified in their approach to interpreting compliance with the SRD, and any inconsistencies may complicate BlackRock’s ability to demonstrate compliance.

EXISTING US REGULATION - OVERVIEW

BlackRock and certain of its US subsidiaries are currently subject to extensive regulation, primarily at the federal level, by the SEC, the Department of Labor (“DoL”), the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (“NFA”), the Commodity Futures Trading Commission (“CFTC”) and other federal government agencies and regulatory bodies.

Certain of BlackRock’s US subsidiaries are also subject to various anti-terrorist financing, privacy, anti-money laundering and economic sanctions laws and regulations established by various agencies. In addition, the Advisers Act imposes numerous obligations on registered investment advisers such as BlackRock, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. State level regulation through Attorneys General, Insurance Commissioners and other state level agencies also applies to certain BlackRock activities.

The Investment Company Act imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors, such as BlackRock and its affiliates. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act, the Investment Company Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

BlackRock’s trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as the rules of various securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations and reporting obligations) and market regulation policies. Violation of any of these laws and regulations could result in fines or sanctions, as well as restrictions on BlackRock’s activities and damage to its reputation. Furthermore, one of BlackRock’s subsidiaries, BTC, was required to register as a municipal advisor (as that term is defined in the Exchange Act) with the SEC and Municipal Securities Rulemaking Board (“MSRB”) as a result of SEC rules giving effect to a section of Dodd-Frank requiring such registration. The rules subject BTC to new and additional regulation by the SEC and MSRB.

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

Certain BlackRock subsidiaries are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to regulations promulgated thereunder by the DoL, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients that are subject to ERISA. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and impose excise taxes for violations of these prohibitions, mandate certain required periodic reporting and disclosures and require certain BlackRock entities to carry bonds insuring against losses caused by fraud or dishonesty. ERISA also imposes additional compliance, reporting and operational requirements on BlackRock that otherwise are not applicable to clients that are not subject to ERISA.

BlackRock has seven subsidiaries that are registered as commodity pool operators (“CPOs”) and/or commodity trading advisors (“CTAs”) with the CFTC and are members of the NFA. The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments, including swaps as a result of Dodd-Frank, in which certain BlackRock clients may invest. Two of BlackRock’s subsidiaries are registered with the SEC as broker-dealers and are member-firms of FINRA. Each broker-dealer has a membership agreement with FINRA that limits the scope of such broker-dealer’s permitted activities. One of the broker-dealers is also an approved person with the New York Stock Exchange and a member of the MSRB, subject to MSRB rules.

US Banking Regulation

One of BlackRock’s subsidiaries, BTC, is organized as a nationally-chartered limited purpose trust company that does not accept deposits or make commercial loans. Accordingly, BTC is examined and supervised by the OCC and is subject to various banking laws and regulations enforced by the OCC, such as laws and regulations governing capital adequacy, fiduciary activities, conflicts of interest, self-dealing, and the prevention of financial crime, including money laundering. BTC is also a member of the Federal Reserve System and is subject to various Federal Reserve regulations applicable to member institutions, such as regulations restricting transactions with affiliates. Many of these laws and regulations are meant for the protection of BTC and/or BTC’s customers rather than BlackRock, its affiliates or stockholders.

As described in “Item 1-Business”, as of December 31, 2018 PNC owned approximately 22% of BlackRock’s capital stock, which may subject BlackRock to banking regulation as a nonbank subsidiary of PNC. The Bank Holding Company Act by its terms does not currently apply to BlackRock. The Federal Reserve has taken the position that this ownership interest causes BlackRock to be treated as a nonbank subsidiary of PNC for the purpose of the Bank Holding Company Act and that BlackRock is subject to banking regulation. Based on this interpretation of the Bank Holding Company Act, the Federal Reserve could initiate a process to formally determine that PNC controls BlackRock under the terms of the Bank Holding Company Act. Any such determination, if successful, would subject BlackRock to current and future regulatory requirements under the Bank Holding Company Act, including the Volcker Rule, that are more restrictive than those the Company is subject to under other applicable laws, as well as the enforcement authority of the Federal Reserve, which includes the power to impose substantial fines and other penalties for violations. Any effort by BlackRock to contest a control determination by the Federal Reserve may be costly and complex, and may not result in a reversal of such determination.

Regulation of Securities Financing Transactions

In its 2014 Annual Report, FSOC identified securities lending indemnification by asset managers who act as lending agents as a potential systemic risk that required further review and monitoring. The Federal Reserve is also considering whether to impose specific margin or minimum haircut requirements for securities financing transactions. In addition, in November 2015, the EU introduced a regulation on the reporting and transparency of securities financing transactions and total return swaps (“SFTR”). The SFTR aims to improve the transparency surrounding securities financing transactions and total return swaps by, among other things, requiring reporting of securities financing transactions to a trade repository and requiring disclosure of the use of securities financing transactions and total return swaps to investors. The regulation is being implemented in phases and more detailed rules and guidance, including in respect of reporting obligations, is in process. As these rules and guidance become clearer, BlackRock may be required to introduce further compliance measures, which will subject BlackRock to additional expenses and could lead to modifications in BlackRock’s securities financing transaction activities, including potential adjustments to its activities as agent lender for its clients.

Regulation of Money Market Funds

In October 2016, rules were implemented to reform the regulatory structure governing US money market funds to address perceived systemic risks of money market funds. The rules require institutional prime and institutional municipal money market funds to employ a floating net asset value per share method of pricing, which allows the daily share prices of these funds to fluctuate along with changes in the market-based value of fund assets. Retail money market funds continue operating with a constant net asset value per share. The rules additionally provide for tools for institutional and retail money market funds’ boards designed to address market shocks, including the ability to impose liquidity fees and redemption gates under certain circumstances.

EXISTING INTERNATIONAL REGULATION — OVERVIEW

BlackRock’s international operations are subject to the laws and regulations of a number of international jurisdictions, as well as oversight by numerous regulatory agencies and bodies in those jurisdictions. In some instances, these operations are also affected by US laws and regulations that have extra-territorial application.

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

European Regulation

The FCA currently regulates certain BlackRock subsidiaries in the UK. It also prudentially regulates those UK subsidiaries’ branches established in other EU countries and is also responsible for the conduct of business regulation of the UK branches of certain of BlackRock’s US subsidiaries. In addition, the Prudential Regulation Authority (“PRA”) regulates one BlackRock UK insurance subsidiary. Authorization by the FCA and (where relevant) the PRA is required to conduct certain financial services-related business in the UK under the Financial Services and Markets Act 2000 (the “FSMA”). The FCA’s rules adopted under the FSMA govern the majority of a firm’s capital resources requirements, senior management arrangements, conduct of business, interaction with clients, and systems and controls, whereas the rules of the PRA focus solely on the prudential requirements that apply to BlackRock’s UK-based insurance subsidiary. The FCA supervises BlackRock’s UK-regulated subsidiaries through a combination of proactive engagement, event-driven and reactive supervision and theme-based reviews in order to monitor BlackRock’s compliance with regulatory requirements. Breaches of the FCA’s rules may result in a wide range of disciplinary actions against BlackRock’s UK-regulated subsidiaries and/or its employees.

In addition, BlackRock has regulated entities in France, Germany, Ireland, Jersey, Luxembourg, the Netherlands and Switzerland. Each of these entities is required to comply with regulatory rules in the country in which it has been established.

BlackRock’s UK-regulated subsidiaries and other European subsidiaries and branches must comply with the pan-European regulatory regime established by MiFID, which regulates the provision of investment services and activities throughout the EU. MiFID, the scope of which was enhanced through MiFID II, sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity and non-equity markets and extensive transaction reporting requirements. Certain BlackRock European subsidiaries must also comply with the Consolidated Life Directive and Insurance Mediation Directive. In addition, relevant entities must comply with revised obligations on capital resources for banks and certain investment firms (the Capital Requirements Directive and Capital Requirements Regulation). These include requirements on capital, as well as matters of governance and remuneration. Relevant BlackRock entities must also comply with the requirements of the Alternative Investment Fund Managers Directive, which imposes obligations on the authorization and capital, conduct of business, organization, transparency and marketing of alternative investment funds that are sold in, or marketed to, the EU. The obligations introduced through these regulations and directives will have a direct effect on some of BlackRock’s European operations.

BlackRock’s EU-regulated subsidiaries are also subject to an EU regulation on over-the-counter (“OTC”) derivatives, central counterparties and trade repositories, which requires (i) the central clearing of standardized OTC derivatives, (ii) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives (including the exchange of collateral with certain counterparties) and (iii) the reporting of all derivative contracts to an ESMA-registered or recognized derivatives trade repository.

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

Most EU Member States and other non-US jurisdictions have adopted statutes and/or regulations concerning data privacy and security and requiring notification of data breaches. For example, in May 2018, the EU Data Protection Directive was replaced by a more extensive General Data Protection Regulation (“GDPR”). GDPR, as well as other statutes and/or regulations concerning data privacy and security, increase compliance obligations, affect BlackRock’s collection, processing and retention of personal data and reporting of data breaches, and provide for increased penalties for non-compliance.

Regulation in the Asia-Pacific Region

In Japan, a BlackRock subsidiary is subject to the Financial Instruments and Exchange Act (“FIEA”) and the Act on Investment Trusts and Investment Corporations. These laws are administered and enforced by the Japanese Financial Services Agency (“JFSA”), which establishes standards for compliance, including capital adequacy and financial soundness requirements, customer protection requirements and conduct of business rules. The JFSA is empowered to conduct administrative proceedings that can result in censure, fines, cease and desist orders or the suspension or revocation of registrations and licenses granted under the FIEA. This Japanese subsidiary also holds a license for real estate brokerage activities which subjects it to the regulations set forth in the Real Estate Brokerage Act.

In Australia, BlackRock’s subsidiaries are subject to various Australian federal and state laws, and certain subsidiaries are regulated by the Australian Securities and Investments Commission (“ASIC”). ASIC regulates companies and financial services activities in Australia and is responsible for promoting investor, creditor and consumer protection.

The activities of certain BlackRock subsidiaries in Hong Kong are subject to the Securities and Futures Ordinance (“SFO”), which governs the securities and futures markets and regulates, among others, offers of investments to the public and provides for the licensing of intermediaries. The SFO is administered by the Securities and Futures Commission (“SFC”). The SFC is also empowered to establish standards for compliance as well as codes and guidelines. The relevant BlackRock subsidiaries and the employees conducting any of the regulated activities specified in the SFO are required to be licensed with the SFC, and are subject to the rules, codes and guidelines issued by the SFC. BlackRock’s operations in Taiwan are regulated by the Taiwan Financial Supervisory Commission, which is responsible for regulating securities markets (including the Taiwan Stock Exchange and the Taiwan Futures Exchange), the banking industry and the insurance sector. Other financial regulators oversee BlackRock subsidiaries, branches, and representative offices across the Asia-Pacific region, including in Singapore and South Korea. Regulators in all of these jurisdictions have authority with respect to financial services including, among other things, the authority to grant, suspend or cancel required licenses or registrations. In addition, these regulators may subject certain BlackRock subsidiaries to net capital requirements.

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

Rising interest rates and/or divergent beta may cause BlackRock’s AUM and base fees to decline and introduce volatility to the Company’s net income and operating cash flows.

A number of central banks globally have recently begun increasing interest rates following a prolonged period of historically low rates. Rising interest rates may, among other things: (i) cause the value of BlackRock’s AUM to fluctuate, creating volatility in base fees, net income, and operating cash flows; (ii) adversely affect the liquidity in bonds and fixed-income products, resulting in lower performance, yield and base fees; (iii) introduce volatility to, or negatively impact the value of, BlackRock’s marked-to-market investments; (iv) result in investors withdrawing funds from lower yielding products to pursue investments with higher rates of return; (v) lead to BlackRock’s private credit clients experiencing difficulties in making higher interest payments, which may result in increased credit costs and potential provisions for loan losses and charge-offs for BlackRock’s funds; and (vi) make it more difficult for BlackRock’s funds to obtain financing for new investments, refinance existing investments or liquidate debt investments, which could negatively impact such funds’ investment returns, revenues and liquidity. In the event that rising interest rates have any such effect, it may cause BlackRock’s AUM and base fees to decline and introduce volatility to the Company’s net income and operating cash flows.

In addition, beta divergence between equity markets, where certain markets perform differently than others, may lead to an increase in the proportion of BlackRock AUM weighted toward lower fee equity products, resulting in a decline in BlackRock’s effective fee rate. Divergent market factors may also erode the correlation between the growth rates of AUM and base fees.

BlackRock’s investment advisory contracts may be terminated or may not be renewed by clients or fund boards on favorable terms and the liquidation of certain funds may be accelerated at the option of investors.

BlackRock derives a substantial portion of its revenue from providing investment advisory services. The advisory or management contracts BlackRock has entered into with its clients, including the agreements that govern many of BlackRock’s investment funds, provide investors or, in some cases, the independent directors of applicable investment funds, with significant latitude to terminate such contracts, withdraw funds or liquidate funds by simple majority vote with limited notice or penalty, or to remove BlackRock as a fund’s investment advisor (or equivalent). BlackRock also manages its US mutual funds, closed-end and exchange-traded funds under management contracts that must be renewed and approved annually by the funds’ respective boards of directors, a majority of whom are independent from the Company. BlackRock’s fee arrangements under any of its advisory or management contracts may be reduced (including at the behest of a fund’s board of directors). In addition, if a number of BlackRock’s clients terminate their contracts, or otherwise remove BlackRock from its advisory roles, liquidate funds or fail to renew management contracts on favorable terms, the fees or carried interest BlackRock earns could be reduced, which may cause BlackRock’s AUM, revenue and earnings to decline.

Increased competition may cause BlackRock’s AUM, revenue and earnings to decline.

The investment management industry is highly competitive and has relatively low barriers to entry. BlackRock competes based on a number of factors including: investment performance, the level of fees charged, the quality and diversity of services and products provided, name recognition and reputation, and the ability to develop new investment strategies and products to meet the changing needs of investors. In addition, the introduction of new technologies, as well as regulatory changes, have altered the competitive landscape for investment managers, which may lead to additional fee compression or require BlackRock to spend more to modify or adapt its product offerings to attract and retain customers and remain competitive with products and services offered by other financial institutions, technology companies, trading, advisory or asset management firms. Increased competition on the basis of any of these factors, including competition leading to fee reductions on existing or new business, may cause the Company’s AUM, revenue and earnings to decline.

Failure to maintain Aladdin’s competitive position in a dynamic market for risk analytics could lead to a loss of clients and could impede BlackRock’s productivity and growth.

The sophisticated risk analytics that BlackRock provides via its technology platform to support investment advisory and Aladdin clients are an important element of BlackRock’s competitive success. Aladdin’s competitive position is based in part on its ability to combine risk analytics with portfolio management, trading and operations tools on a single platform. Increased competition from risk analytics and investment management technology providers, including as a result of growing industry consolidation giving rise to competitors with increasingly sophisticated and comprehensive product offerings, or a shift in client demand away to standalone or internally developed solutions, whether due to price competition, perceived client market share, platform flexibility or market-based or regulatory factors, may weaken Aladdin’s competitive position and may cause the Company’s revenue and earnings to decline. Moreover, although BlackRock takes steps to safeguard against infringements of its intellectual property, there can be no assurance that the Company will be able to effectively protect and enforce its intellectual property rights in Aladdin.

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

At December 31, 2018, BlackRock’s net economic investment exposure of approximately $2.4 billion in its investments (see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investments and Investments of Consolidated VIEs”) primarily resulted from co-investments and seed investments in its sponsored investment funds. Movements in the equity, debt or currency markets, or in the price of real assets, commodities or other alternative investments, could lower the value of these investments as well as other minority investments, increase the volatility of BlackRock’s earnings and cause earnings to decline.

Operating risks associated with BlackRock’s securities lending program may result in client losses.

BlackRock lends securities to banks and broker-dealers on behalf of certain of its clients. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock must manage this process and is charged with mitigating the associated operational risks. The failure of BlackRock’s controls to mitigate such operational risks could result in financial losses for the Company’s clients that participate in its securities lending programs (separate from the risks of collateral investments), and BlackRock may be held liable for any failure to manage such risks.

BlackRock indemnifies certain securities lending clients for specified losses as a result of a borrower default.

BlackRock provides borrower default indemnification to certain of its securities lending clients. In the event of a borrower default, BlackRock would use the collateral pledged by the borrower to repurchase securities out on loan in order to replace them in a client’s account. Borrower default indemnification is limited to the shortfall that occurs in the event the collateral available at the time of the borrower’s default is insufficient to repurchase those securities out on loan. BlackRock requires all borrowers to mark to market their pledged collateral daily to levels in excess of the value of the securities out on loan to mitigate the likelihood of the indemnity being triggered. Where the collateral is in the form of cash, the indemnities BlackRock provides do not guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which that cash collateral is invested. The amount of securities on loan as of December 31, 2018 and subject to this type of indemnification was $201 billion. In the Company’s capacity as lending agent, cash and securities totaling $214 billion was held as collateral for indemnified securities on loan at December 31, 2018. Significant borrower defaults occurring simultaneously with rapid declines in the value of collateral pledged and/or increases in the value of the securities loaned may create collateral shortfalls, which could result in material liabilities under these indemnities and may cause the Company’s revenue and earnings to decline.

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

Geopolitical risks, including those arising from trade tension, European fragmentation, unrest in the Middle East, Brexit negotiations and terrorist activity, as well as acts of civil or international hostility, are increasing. These increased risks, as well as heightened security measures or changes in geopolitical policy in response thereto, may cause significant volatility and declines in the global markets, disruptions to commerce and reduced economic activity, as well as loss of life and property damage. Global unrest, international conflicts or acts of terror, as well as continued instability in the geopolitical environment, may adversely affect the global economy or capital markets and cause BlackRock’s AUM, revenue and earnings to decline.

Risks Related to INVESTMENT PERFORMANCE

Poor investment performance could lead to the loss of clients and may cause AUM, revenue and earnings to decline.

The Company’s management believes that investment performance, including the efficient delivery of beta, is one of the most important factors for the growth and retention of AUM. Poor investment performance relative to applicable portfolio benchmarks, aggregate fee levels or competitors may cause AUM, revenue and earnings to decline as a result of:

•	client withdrawals in favor of better performing products offered by competitors;
•	client shifts to products that charge lower fees;
•	the diminishing ability to attract additional funds from existing and new clients;
•	reduced, minimal or no performance fees;
•	an impairment to the value of intangible assets and goodwill; or
•	a decrease in investment returns on seed and co-investment capital.

Performance fees may increase volatility of both revenue and earnings.

A portion of BlackRock’s revenue is derived from performance fees on investment advisory assignments. Performance fees represented $412 million, or 3%, of total revenue for the year ended December 31, 2018. Generally, the Company is entitled to a performance fee only if the agreement under which it is managing the assets provides for one and if returns on the related portfolio exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, a performance fee for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. The volatility of the Company’s future revenue and earnings may also be affected due to illiquid alternatives becoming an increasing component of the overall composition of the Company’s performance fee generating assets. In particular, as BlackRock takes on more advisory assignments for illiquid investments, performance fees will generally be recognized over substantially longer multi-year periods than those associated with more liquid products.

Failure to identify errors in the quantitative models BlackRock utilizes to manage its business could adversely affect product performance and client relationships.

BlackRock employs various quantitative models to support its investment processes, including those related to risk assessment, portfolio management, trading and hedging activities and product valuations. Any errors in the underlying models or model assumptions, as well as any failure of BlackRock’s governance, approval, testing and validation standards in respect of such models or model assumptions, could have unanticipated and adverse consequences on BlackRock’s business and reputation.

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

BlackRock is dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities it maintains to protect its computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a cyber-attack including a phishing scam, malware, or denial-of-service attack, or an internally caused incident, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information. Moreover, BlackRock’s increased use of mobile and cloud technologies could heighten these and other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond BlackRock’s control. BlackRock’s growing exposure to the public Internet, as well as reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks, could disrupt BlackRock’s operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

There have been a number of recent highly publicized cases involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information and the unauthorized transfer of customer funds, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by terrorist organizations and hostile foreign governments. BlackRock has been the target of attempted cyber-attacks, as well as the co-opting of its brand, and must monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt BlackRock’s operations and cause financial losses. Although BlackRock has implemented policies and controls, and takes protective measures, to strengthen its computer systems, processes, software, technology assets and networks to prevent and address potential data breaches, inadvertent disclosures, cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures prove effective. Moreover, due to the complexity and interconnectedness of BlackRock’s systems, the process of upgrading or patching the Company’s protective measures could itself create a risk of security issues or system disruptions for the Company, as well as for clients who rely upon, or have exposure to, BlackRock’s systems.

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

Continuing enhancements to Aladdin’s capabilities, as well as the expansion of the Aladdin platform into new markets and geographies, have led to significant growth in Aladdin’s processing scale, which may expose BlackRock to increased regulatory scrutiny and heightened operational, data management, cyber- and information-security risks.

The operation of BlackRock’s Aladdin platform routinely involves updating existing capabilities, developing new functionalities and expanding coverage into new markets and geographies, including to address client or regulatory requirements. Such updates and expansion have led to significant growth in Aladdin’s processing scale, which may expose BlackRock to additional cyber- and information-security risks, as well as increased execution, operational and data management risks. If BlackRock is unable to provide the operational resiliency and stability to support the expansion of Aladdin and associated growth of its processing scale, BlackRock may experience client attrition, reduced business, reputational harm or regulatory fines and/or sanctions, which may cause BlackRock’s AUM, revenue and earnings to decline.

In addition, the highly regulated business activities of many Aladdin clients may indirectly expose BlackRock to heightened regulatory scrutiny. For example, the changing political and regulatory environment in certain jurisdictions in which Aladdin clients are based has required BlackRock to open new data centers in those jurisdictions in order to host client data in the client’s home location. Operating new data centers in foreign jurisdictions may expose BlackRock to increased operational complexity, as well as additional regulatory risks associated with the compliance requirements of such jurisdictions.

Failure to maintain adequate corporate and contingent liquidity may cause BlackRock’s AUM, liquidity and earnings to decline, as well as harm its prospects for growth.

BlackRock’s ability to meet anticipated cash needs depends upon a number of factors, including its creditworthiness and ability to generate operating cash flows. Failure to maintain adequate liquidity could lead to unanticipated costs and force BlackRock to revise existing strategic and business initiatives. BlackRock’s access to equity and debt markets and its ability to issue public or private debt, or secure lines of credit or commercial paper back-up lines, on reasonable terms may be limited by adverse market conditions, a reduction in its long- or short-term credit ratings, or changes in government regulations, including tax and interest rates. Failure to obtain funds and/or financing, or any adverse change to the cost of obtaining such funds and/or financing, may cause BlackRock’s AUM, liquidity and earnings to decline, curtail its operations and limit or impede its prospects for growth.

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

BlackRock employs a variety of organic and inorganic strategies intended to enhance earnings, increase product offerings, access new clients, leverage advances in technology and expand into new geographies. Inorganic strategies have included hiring smaller-sized investment teams, making minority investments in early- to mid-stage technological and other ventures and acquiring investment management businesses and other small and medium-sized companies or divisions of companies. Inorganic transactions involve a number of financial, accounting, tax, regulatory, geographical and operational challenges and uncertainties, including in some cases the assumption of pre-existing liabilities. Any failure to identify and mitigate these risks through due diligence and indemnification provisions could adversely impact BlackRock’s reputation, may cause its AUM, revenue and earnings to decline, and may harm the Company’s competitive position in the investment management industry. Moreover, there can be no assurance that BlackRock will be able to successfully integrate acquired businesses, retain associated talent or realize other intended benefits from inorganic transactions.

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

The above risks may expose BlackRock’s funds and accounts to additional expenses and liabilities, including costs associated with delays or remediation costs, and increased legal or regulatory costs, all of which could impact the returns earned by BlackRock’s clients. These risks could also result in direct liability for BlackRock by exposing BlackRock to losses, regulatory sanction or litigation, including claims for compensatory or punitive damages. Similarly, market conditions may change during the course of developments or projects in which BlackRock invests that make such development or project less attractive than at the time it was commenced and potentially harm the investment returns of BlackRock’s clients. The occurrence of any such events may expose BlackRock to reputational harm, divert management’s attention away from BlackRock’s other business activities or cause its AUM, revenue and earnings to decline.

Operating in international markets increases BlackRock’s operational, political, regulatory and other risks.

As a result of BlackRock’s extensive international operations, the Company faces associated operational, regulatory, reputational, political and foreign exchange rate risks, many of which are outside of the Company’s control. Operating outside the United States (“US”) may also expose BlackRock to increased compliance risks, as well as higher compliance costs to comply with US and non-US anti-corruption, anti-money laundering and sanctions laws and regulations. The failure of the Company’s systems of internal control to mitigate such risks, or of its operating infrastructure to support its global activities, could result in operational failures and regulatory fines and/or sanctions, which may cause the Company’s AUM, revenue and earnings to decline.

RISKS RELATED TO HUMAN CAPITAL

The potential for human error in connection with BlackRock’s operational systems could disrupt operations, cause losses, lead to regulatory fines or damage the Company’s reputation and may cause BlackRock’s AUM, revenue and earnings to decline.

Many of BlackRock’s operations are highly complex and are dependent on the Company’s ability to process and monitor a large number of transactions, many of which occur across numerous markets and currencies at high volumes and frequencies. Although BlackRock expends considerable resources on systemic controls, supervision, technology and training in an effort to ensure that such transactions do not violate client guidelines and applicable rules and regulations or adversely affect clients, counterparties or the Company, BlackRock’s operations are dependent on its employees. From time-to-time, employees make mistakes that are not always immediately detected by systems, controls, policies and procedures intended to prevent and detect such errors. These can include calculation errors, errors in software implementation or development, failure to ensure data security, follow processes, patch systems or report issues, or errors in judgment. Human errors, even if promptly discovered and remediated, may disrupt operations or result in regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline.

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

In addition, a percentage of the deferred compensation that BlackRock pays to its employees is tied to the Company’s share price. As such, if BlackRock’s share price were to decrease, the retention value of such deferred compensation would decrease. There can be no assurance that the Company will continue to be successful in its efforts to recruit and retain employees and effectively manage executive succession. If BlackRock is unable to offer competitive compensation or otherwise attract and retain talented individuals, or if it fails to effectively manage executive succession, the Company’s ability to compete effectively and retain its existing clients may be materially impacted.

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

The failure of a key vendor to BlackRock to fulfill its obligations or a failure by BlackRock to maintain its relationships with key vendors could have a material adverse effect on BlackRock’s growth, reputation or business, which may cause the Company’s AUM, revenue and earnings to decline.

BlackRock depends on a number of key vendors for various fund administration, accounting, custody, market data, market indices, transfer agent roles and other distribution and operational needs. BlackRock relies upon a relatively concentrated group of third party index providers to deliver services that are integral to its clients’ investment decisions. The index provider industry is characterized by large vendors and the use of long-term contracts remains the market standard. This industry structure may limit BlackRock’s ability to renegotiate its index provider contracts on favorable terms or at all, which may expose BlackRock to significant costs and/or operational difficulties and impair its ability to conduct or grow its business. Moreover, while BlackRock performs focused diligence on its vendors in an effort to ensure they operate in accordance with expectations, to the extent any significant deficiencies are uncovered, there may be few, or no, alternative vendors available. In addition, BlackRock may from time to time transfer key contracts from one vendor to another. For example, BlackRock is currently in the process of moving custody services on more than $1 trillion of client assets from State Street Corp. to JPMorgan Chase & Co., the migration of which is expected to be complete during the first half of 2019. Key contract transfers may be costly and complex, and expose BlackRock to heightened operational risks. Any failure to mitigate such risks could result in reputational harm, as well as financial losses to BlackRock and its clients. The failure or inability of BlackRock to diversify its sources for key services or the failure of any key vendor to fulfill its obligations could result in activities inconsistent with clients’ investment management agreements, have an adverse financial impact on BlackRock products or lead to operational and regulatory issues for the Company, which could result in reputational harm or legal liability, fines and/or sanctions and may cause BlackRock’s AUM, revenue and earnings to decline.

Any disruption to the Company’s distribution channels may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock relies on a number of third parties to provide distribution, portfolio administration and servicing for certain BlackRock investment management products and services through their various distribution channels. BlackRock’s ability to maintain strong relationships with its distributors may impact the Company’s future performance, and its relationships with distributors are subject to periodic renegotiation that may result in increased distribution costs and/or reductions in the amount of BlackRock products and services being marketed or distributed. Moreover, new fiduciary regulations could lead to significant shifts in distributors' business models and more limited product offerings, potentially resulting in reduced distribution and/or marketing of certain of the Company’s products and services and fee compression. If BlackRock is unable to distribute its products and services successfully, if it experiences an increase in distribution-related costs, or if it is unable to replace or renew existing distribution arrangements, BlackRock’s AUM, revenue and earnings may decline. In addition, improper activities, as well as inadequate anti-money laundering diligence conducted by third-party distributors, could create reputational and regulatory harm to BlackRock.

Disruption to the operations of third parties whose functions are integral to BlackRock’s Exchange-Traded Fund (“ETF”) platform may adversely affect the prices at which ETFs trade, particularly during periods of market volatility.

BlackRock is the largest provider of ETFs globally. Shares of ETFs trade on stock exchanges at prices at, above or below the ETF’s most recent net asset value. The net asset value of an ETF is calculated at the end of each business day and fluctuates with changes in the market value of the ETF’s holdings. The trading price of the ETF’s shares fluctuates continuously throughout trading hours. While an ETF’s creation/redemption feature and the arbitrage mechanism are designed to make it more likely that the ETF’s shares normally will trade at prices close to the ETF’s net asset value, exchange prices may deviate significantly from the ETF’s net asset value. ETF market prices are subject to numerous potential risks, including trading halts invoked by a stock exchange, inability or unwillingness of market markers, authorized participants, settlement systems or other market participants to perform functions necessary for an ETF’s arbitrage mechanism to function effectively, or significant market volatility. Although BlackRock and other large issuers of ETFs are working with market participants to seek to enhance US equity market resiliency, there can be no assurance that structural reforms will be implemented in a timely or effective fashion, or at all. Moreover, if market events lead to incidences where ETFs trade at prices that deviate significantly from an ETF’s net asset value, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETF products and redeem their holdings, which may cause BlackRock’s AUM, revenue and earnings to decline.

Legal and Regulatory Risks

BlackRock is subject to extensive regulation around the world.

BlackRock’s business is subject to extensive regulation around the world. These regulations subject BlackRock’s business activities to an array of increasingly detailed operational requirements, compliance with which is costly and complex. In addition, many of BlackRock’s legal entities may be subject to laws and regulations aimed at preventing corruption, money laundering, inappropriate employment practices, illegal payments and engaging in business activities with certain individuals, countries or groups, including but not limited to the US Foreign Corrupt Practices Act, the USA PATRIOT Act, the Bank Secrecy Act and the UK Bribery Act. BlackRock is also subject to certain risk retention rules and regulation, as well as regulatory capital requirements, which require the Company to maintain capital to support certain of its businesses. Furthermore, many jurisdictions in which BlackRock operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation, which expands data protection rules for individuals within the European Union (“EU”) and for personal data exported outside the EU. Any determination of a failure to comply with any such laws or regulations could result in fines and/or sanctions against the Company, as well as reputational harm. Moreover, to the extent that these laws and regulations become more stringent, or if BlackRock is required to hold increased levels of capital to support its businesses, the Company’s financial performance or plans for growth may be adversely impacted.

BlackRock may also be adversely affected by a failure to comply with existing laws and regulations or by changes in the interpretation or enforcement of such laws and regulations, including those discussed above. Challenges associated with interpreting regulations issued in numerous countries in a globally consistent manner may add to such risks, if regulators in different jurisdictions have inconsistent views or provide only limited regulatory guidance. In particular, violation of applicable laws or regulations could result in fines and/or sanctions, temporary or permanent prohibition of certain activities, reputational harm and related client terminations, suspensions of employees or revocation of their licenses, suspension or termination of investment adviser, broker-dealer or other registrations, or suspension or termination of BlackRock’s bank charter or other sanctions, which could have a material adverse effect on BlackRock’s reputation or business and may cause the Company’s AUM, revenue and earnings to decline. For a more extensive discussion of the laws, regulations and regulators to which BlackRock is subject and regulated by, see “Item 1 – Business – Regulation.”

Regulatory reforms in the United States expose BlackRock to increasing regulatory scrutiny, as well as regulatory uncertainty.

In recent years a number of regulatory reforms have been proposed or fully or partially implemented in the United States, and the level of regulatory scrutiny to which BlackRock is subject has increased. Further changes to financial services regulation may arise, including in connection with the executive order issued in February 2017 (the “Executive Order”) directing the US Department of the Treasury (“Treasury”) to identify laws, treaties, regulations and other policies that promote or inhibit certain core principles for financial regulation, that may directly or indirectly impact BlackRock’s business or operating activities. BlackRock, as well as its clients, vendors and distributors, have expended resources and altered certain of their business or operating activities to prepare for, address and meet the requirements that such regulatory reforms impose. While BlackRock is, or may become, subject to numerous reform initiatives in the United States, see “Item 1 – Business – Regulation,” key regulatory reforms that may impact the Company include:

•

Securities and Exchange Commission (“SEC”) Rulemakings for US Registered Funds and Investment Advisers: The SEC and its staff are engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. In so doing, it has adopted rules that include (i) new monthly and annual reporting requirements for certain US registered funds; (ii) enhanced reporting regimes for investment advisers; and (iii) implementing liquidity risk management programs for ETFs and open-end funds, other than money market funds. These rules, many of which are currently in an implementation period, will increase BlackRock’s public reporting and disclosure requirements, which could be costly and may impede BlackRock’s growth.

•

SEC ETF Rule: In addition, in June 2018, the SEC issued a proposed rule under the Investment Company Act of 1940 (the “Investment Company Act”) known as the “ETF Rule”. The ETF Rule is intended to establish a clear and consistent framework that allows most ETFs operating under the Investment Company Act to come to market without applying for individual exemptive orders.

•

SEC Standards of Conduct Proposal: In April 2018, the SEC published a package of proposed rules and a proposed interpretation (collectively, the “Proposals”) intended to improve the retail investor experience and provide greater clarity regarding customers’ relationships with broker-dealers and investment advisers. The Proposals would: (i) create a principles-based standard of conduct for broker-dealers and require broker-dealers to act in the “best interest” of retail customers; (ii) “clarify and reaffirm” investment advisers’ fiduciary obligations under the Investment Advisers Act of 1940 (the “Advisers Act”); and (iii) create additional disclosure obligations for broker-dealers and investment advisers to help retail investors better understand relationships with investment professionals. The

SEC also proposed the introduction of an enhanced disclosure regime, in addition to certain new compliance obligations for investment advisers that currently apply only to broker-dealers. If adopted without change, the Proposals could increase BlackRock’s disclosure obligations, impact distribution arrangements between BlackRock and its distribution partners, create compliance and operational challenges for BlackRock’s distribution partners and limit BlackRock’s ability to provide certain educational and other services to its clients.

•

The Volcker Rule: Provisions of Dodd-Frank referred to as the “Volcker Rule” created a new section of the Bank Holding Company Act that places limitations on the ability of banks and their subsidiaries to engage in proprietary trading and to invest in and transact with certain private investment funds, including hedge funds, private equity funds and funds of funds (collectively “covered funds”). The Bank Holding Company Act by its terms does not currently apply to BlackRock. The Federal Reserve has taken the position that PNC’s ownership interest in BlackRock, which is approximately 22%, causes BlackRock to be treated as a nonbank subsidiary of PNC for the purpose of the Bank Holding Company Act and that BlackRock is subject to banking regulation. Based on this interpretation of the Bank Holding Company Act, the Federal Reserve could initiate a process to formally determine that PNC controls BlackRock under the terms of the Bank Holding Company Act. Any such determination, if successful, would subject BlackRock to current and future regulatory requirements under the Bank Holding Company Act, including the Volcker Rule. Conformance with the Volcker Rule may require BlackRock to sell certain seed and co-investments that it holds in its covered funds, which may occur at a discount to existing carrying value depending on market conditions.

•

Designation as a systemically important financial institution (“SIFI”): The Financial Stability Oversight Council (“FSOC”) has the authority to designate nonbank financial institutions as SIFIs. The FSOC’s most recent statements generally indicate that it is focused on products and activities, rather than entity-specific designation, in its review of asset managers. The Treasury Report on asset management, issued in October 2017 pursuant to the Executive Order, also expressed this view. In addition, in November 2017, Treasury made recommendations concerning the process by which the FSOC designates nonbanks as SIFIs, further supporting a products and activities approach to addressing risks in asset management. In the event that BlackRock is designated as a SIFI under Dodd-Frank, it could become subject to enhanced regulatory requirements and direct supervision by the Federal Reserve.

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

BlackRock’s business and operating activities are subject to increasing regulatory oversight outside of the United States and the Company may be affected by a number of proposed or fully or partially implemented reform initiatives in EMEA and the Asia-Pacific region, as well as volatility associated with international regulatory uncertainty, including:

•

British Exit from the EU: Following the June 2016 vote to exit the EU, the United Kingdom (“UK”) served notice under Article 50 of the Treaty on European Union on March 29, 2017 to initiate the two-year long process of exiting from the EU, commonly referred to as "Brexit". There is substantial uncertainty surrounding the terms upon which the UK will ultimately exit the EU. As a result, the UK’s relationship with the EU, as well as whether an agreement will be reached by the March 29, 2019 exit deadline, remains unclear. Moreover, the passage of time without a resolution in place has become a source of economic, political and regulatory instability. BlackRock is implementing a number of steps to prepare for various outcomes, including effecting organizational, governance and operational changes, applying for and receiving licenses and permissions in the EU, and engaging in client communications. These steps, many of which have been time-consuming and costly, are expected to add complexity to BlackRock’s European operations. In addition, depending on the terms of the UK’s exit from the EU, BlackRock may experience organizational and operational challenges and incur additional costs in connection with its European operations post-Brexit, which may impede the Company’s growth or impact its financial performance.

•

Reform of EU investment markets: The European Commission has revised the Directive governing the provision of investment services in Europe (“MiFID”) and introduced an associated Regulation (together with certain secondary regulation, “MiFID II”). The Regulation’s requirements generally apply consistently across the EU. The MiFID II reforms, which came into force in January 2018, are substantive, materially changing market transparency requirements, enhancing protections afforded to investors, and increasing operational complexity for the Company. New disclosure and reporting obligations have been introduced, together with restrictions on how research may be funded and the nature of payments that may be provided to distributors. MiFID II, together with other market structure reforms, force more derivatives to be traded on-exchange and introduce new commodity derivatives position limits. The broad nature of the MiFID II reforms impact BlackRock’s product development, client servicing and distribution models. In particular, additional disclosures are required to be made in respect of costs and fees BlackRock charges to certain of its clients. MiFID II also impacts the ability of certain of BlackRock’s distribution partners to accept commissions from BlackRock for distributing BlackRock funds.

•

Revised EU capital requirements: In December 2017, the European Commission published a proposal for a new Directive and Regulation on prudential requirements for MiFID investment firms. The new legislative package is expected to come into effect in 2020 once agreed by the European Council and Parliament. Once implemented, any new requirements could result in significant changes to the amount of regulatory capital that BlackRock is required to hold in the EU.

•

EU market access: In September 2017, the European Commission issued a proposal requiring that all third-country outsourcing, delegation and risk transfer arrangements be assessed by the European Securities and Markets Authority (“ESMA”). If enacted, the proposal would transfer to ESMA the ability of EU Member States to authorize the outsourcing of asset management activities beyond the EU’s borders. While the proposal remains under discussion, if enacted, it could significantly impact asset management firms with non-EU operations, including BlackRock, and it may affect the Company’s ability to delegate fund management, supporting activity and/or costs associated with such delegation.

•

EU money market fund reform: In June 2017, the European Commission published new Money Market Regulations (the “MM Regulations”) which took effect in January 2019. The MM Regulations are intended to reduce perceived risks of EU-based money market products. The MM Regulations limit the use of constant net asset value money market funds to those holding only government money market instruments and introduce a new category of “low volatility net asset value” money market funds and two types of “variable net asset value funds”. All categories of money market funds are subject to reinforced liquidity requirements, as well as safeguards such as liquidity fees and redemption gates. The MM Regulations require fundamental changes to many of the Company’s money market funds offered in the EU and may reduce their attractiveness to investors.

•

Senior Managers and Certification Regime: In the UK, the FCA is extending the Senior Managers and Certification Regime (“SMCR”) to all financial services firms beginning December 2019. The regime imposes greater accountability and responsibility across the senior management of UK financial services firms by making individuals in impacted firms more accountable for conduct and competence. SMCR impacts nearly all staff of the Company in the UK, and requires extensive documentation to support senior managers and evidence the discharge of their responsibilities.

•

UK asset management market study: The FCA has adopted requirements for UK fund managers to assess whether the retail collective investments they manage offer “value” to investors. Beginning in 2020, the Company will be required annually to disclose the conclusions of its assessment based upon various factors including cost, performance and comparable services. If “value” has not been provided to consumers, the Company will need to address any identified deficiencies. The FCA also requested that the UK’s Competition and Markets Authority (“CMA”) assess the investment consultant and fiduciary markets. The CMA’s final report identified a number of competition issues in such markets and it will consider various remedies in 2019, including mandatory tendering of investment consultancy and fiduciary management services, and standards of disclosure of fees and performance. The CMA’s remedies could have a significant impact on the Company’s ability to enter into fiduciary and investment management mandates with UK pension fund clients.

•

Designation as a systemically important financial institution: The Financial Stability Board (“FSB”) working with the International Organization of Securities Commissions (“IOSCO”) is considering potential systemic risk related to asset management; statements made by these organizations have generally indicated that they are, at this time, focused on products and activities, rather than designation, in their approach to the review of asset managers. The FSB has indicated that it may develop criteria for designation of non-bank non-insurers in the future to address “residual risks”. Any measures applied in relation to a global systemically important financial institution (“G-SIFI”) designation from the FSB would need to be implemented through existing regulatory processes and procedures by relevant national authorities.

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

BlackRock is subject to a number of sources of potential legal liability and the Company, certain of the investment funds it manages and certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with BlackRock’s activities. Certain of BlackRock’s subsidiaries and employees are also subject to periodic examination, special inquiries and potential proceedings by regulatory authorities, including the Securities Exchange Commission, Office of the Comptroller of the Currency (“OCC”), Department of Labor, Commodity Futures Trading Commission, Financial Conduct Authority and Federal Reserve. Similarly, from time to time, BlackRock receives subpoenas or other requests for information from various US and non-US governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations, proceedings or litigations. These examinations, inquiries and proceedings have in the past and could in the future, if compliance failures or other violations are found, cause the relevant governmental or regulatory authority to institute proceedings and/or impose sanctions for violations. Any such action may also result in litigation by investors in BlackRock’s funds, other BlackRock clients or BlackRock’s shareholders, which could harm the Company’s reputation and may cause its AUM, revenue and earnings to decline, potentially harm the investment returns of the applicable fund, or result in the Company being liable for damages.

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

BlackRock is subject to US banking regulations that may limit its business activities.

BlackRock’s trust bank subsidiary, which is a national banking association chartered by the OCC, is subject to OCC regulation and capital requirements. The OCC has broad supervisory and enforcement authority over BlackRock’s trust bank. Being subject to banking regulation may put BlackRock at a competitive disadvantage because certain of its competitors are not subject to these limitations. In addition, as described in “Item 1-Business-Regulation”, as of December 31, 2018, PNC owned approximately 22% of BlackRock’s capital stock, which may subject BlackRock to banking regulation as a nonbank subsidiary of PNC. The Bank Holding Company Act by its terms does not currently apply to BlackRock. The Federal Reserve has taken the position that this ownership interest causes BlackRock to be treated as a nonbank subsidiary of PNC for the purpose of the Bank Holding Company Act and that BlackRock is subject to banking regulation. Based on this interpretation of the Bank Holding Company Act, the Federal Reserve could initiate a process to formally determine that PNC controls BlackRock under the terms of the Bank Holding Company Act. Any such determination, if successful, would subject BlackRock to current and future regulatory requirements under the Bank Holding Company Act, including the Volcker Rule, that are more restrictive than those the Company is subject to under other applicable laws, as well as the enforcement authority of the Federal Reserve, which includes the power to impose substantial fines and other penalties for violations. Any effort by BlackRock to contest a control determination by the Federal Reserve may be costly and complex and may not result in a reversal of such determination.

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

BlackRock has been the subject of commentary citing concerns about index investing and common ownership.

As a leader in the index investing and asset management industry, BlackRock has been the subject of commentary citing concerns about the growth of index investing, as well as perceived competition issues associated with asset managers managing stakes in multiple companies within certain industries, known as “common ownership”. The commentators argue that index funds have the potential to distort investment flows, create stock price bubbles, or conversely, exacerbate a decline in market prices. Additional commentary focuses on competition issues associated with common ownership and purports to link aggregated equity positions in certain concentrated industries managed by asset managers with higher consumer prices and escalating executive compensation, among other things. In the US, the FTC over the course of late 2018 held hearings on Competition and Consumer Protection in the 21st Century, one of which included a discussion of common ownership. In the EU, there are indications that the European Commission’s Directorate General for Competition may discuss common ownership. There is substantial literature highlighting the benefits of index investing, as well as casting doubt on the assumptions, methodology and conclusions associated with common ownership arguments. Some commentators have proposed remedies, including limits on stakes managed by asset managers that, if enacted into policy measures, could adversely affect BlackRock’s business operations, reputation or financial condition.

New tax legislation or changes to existing US and non-US tax laws, treaties and regulations or challenges to BlackRock’s historical taxation practices may adversely affect BlackRock’s effective tax rate, business and overall financial condition.

BlackRock’s businesses may be directly or indirectly affected by tax legislation and regulation, or the modification of existing tax laws, by US or non-US authorities. On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. As proposed regulations and new guidance are released, the Company continues to assess the impact of tax reform.

In addition, certain EU Member States have enacted financial transaction taxes (“FTTs”), which impose taxation on a broad range of financial instrument and derivatives transactions, and the European Commission has proposed legislation to harmonize these taxes and provide for the adoption of EU-level legislation applicable to some (but not all) EU Member States. If enacted as proposed, FTTs could have an adverse effect on BlackRock’s financial results and on clients’ performance results.

The application of tax regulations involves numerous uncertainties, and in the normal course of business US and non-US tax authorities may review and challenge tax positions adopted by BlackRock. These challenges may result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect BlackRock’s effective tax rate and overall financial condition. Similarly, the Company manages assets in products and accounts that have investment objectives which may conform to tax positions adopted by BlackRock or to specific tax rules. To the extent there are changes in tax law or policy, or regulatory challenges to tax positions adopted by BlackRock, the value or attractiveness of such investments may be diminished and BlackRock may suffer financial or reputational harm.

RISKS RELATED TO BLACKROCK’S SIGNIFICANT SHAREHOLDER

PNC owns 22% of BlackRock’s capital stock. Future sales or distributions of BlackRock’s common stock in the public market by the Company or PNC could adversely affect the trading price of BlackRock’s common stock.

As of December 31, 2018, PNC owned 22% of the Company’s capital stock. Sales or distributions of a substantial number of shares of BlackRock’s common stock in the public market, or the perception that these sales or distributions might occur, may cause the market price of BlackRock’s common stock to decline.

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

Item 2. Properties

BlackRock’s principal office, which is leased, is located at 55 East 52nd Street, New York, New York. BlackRock leases additional office space in New York City at 40 East 52nd Street and 49 East 52nd Street, and throughout the world, including Boston, Chicago, Edinburgh, Mumbai (India), Gurgaon (India), Hong Kong, London, Melbourne (Australia), Mexico City, Munich, Princeton (New Jersey), San Francisco, Seattle, Santa Monica, Budapest, Singapore, Sydney, Taipei and Tokyo. The Company also owns an 84,500 square foot office building in Wilmington (Delaware) and a 43,000 square foot data center in Amherst (New York).

Item 3. Legal Proceedings

From time to time, BlackRock receives subpoenas or other requests for information from various US federal, state governmental and regulatory authorities and international regulatory authorities in connection with industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such inquiries. The Company, certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, BlackRock-advised investment portfolios may be subject to lawsuits, any of which potentially could harm the investment returns of the applicable portfolio or result in the Company being liable to the portfolios for any resulting damages.

On May 27, 2014, certain investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the US District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. In the lawsuit, which purports to be brought derivatively on behalf of the Funds, the plaintiffs allege that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On June 13, 2018, the court granted in part and denied in part the defendants’ motion for summary judgment. On July 25, 2018, the plaintiffs served a pleading that supplemented the time period of their alleged damages to run through the date of trial. The lawsuit seeks, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by the defendants beginning twelve months preceding the start of the lawsuit with respect to each Fund and ending on the date of judgment, along with purported lost investment returns on those amounts, plus interest. The defendants believe the claims in the lawsuit are without merit. The trial on the remaining issues was completed on August 29, 2018. On February 8, 2019, the court issued an order dismissing the claims in their entirety. The plaintiffs have until March 11, 2019 to appeal.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory subsidiaries, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash." Plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit, which is pending. The defendants believe the claims in the lawsuit are without merit.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, which is pending. The defendants believe the claims in this lawsuit are without merit.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2019, there were 227 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for many underlying investors.

The following table sets forth for the periods indicated the high and low reported sale prices, period-end closing prices for the common stock and dividends declared per share for the common stock as reported on the NYSE:

	Common Stock Price Ranges		Closing	Cash Dividend
	High	Low	Price	Declared
2018
First Quarter	$593.26	$508.97	$541.72	$2.88
Second Quarter	$551.86	$499.04	$499.04	$2.88
Third Quarter	$512.49	$468.98	$471.33	$3.13
Fourth Quarter	$477.21	$361.77	$392.82	$3.13
2017
First Quarter	$397.81	$371.64	$383.51	$2.50
Second Quarter	$428.38	$377.10	$422.41	$2.50
Third Quarter	$447.09	$412.19	$447.09	$2.50
Fourth Quarter	$518.86	$449.95	$513.71	$2.50

BlackRock’s closing common stock price as of February 27, 2019 was $442.01.

Dividends

On January 15, 2019, the Board of Directors approved BlackRock’s quarterly dividend of $3.30 to be paid on March 21, 2019 to stockholders of record at the close of business on March 6, 2019.

PNC receives dividends on shares of nonvoting participating preferred stock, which are equivalent to the dividends received by common stockholders.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2018, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2018 through October 31, 2018	1,149,366	$399.42	1,143,527	3,021,309
November 1, 2018 through November 30, 2018	173,372	$415.01	165,739	2,855,570
December 1, 2018 through December 31, 2018	3,410	$399.11	—	2,855,570
Total	1,326,148	$401.46	1,309,266

(1)

Includes purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards and purchases made by the Company as part of the publicly announced share repurchase program.

(2)

In January 2019, the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program for a total remaining capacity of up to approximately 9.9 million shares of BlackRock common stock.

Item 6. Selected Financial Data

The selected financial data presented below have been derived in part from, and should be read in conjunction with, the consolidated financial statements of BlackRock and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. Results for 2015 and 2014 reflect accounting guidance prior to the adoption of the new revenue recognition standard.

(in millions, except per share data)	2018	2017	2016	2015	2014
Income statement data:
Revenue
Related parties(1)	$8,412	$7,903	$7,010	$7,084	$6,994
Other third parties	5,786	5,697	5,251	4,317	4,087
Total revenue	14,198	13,600	12,261	11,401	11,081
Expense
Restructuring charge	60	—	76	—	—
Other operating expenses	8,681	8,346	7,620	6,737	6,607
Total expense	8,741	8,346	7,696	6,737	6,607
Operating income	5,457	5,254	4,565	4,664	4,474
Total nonoperating income (expense)	(79)	5	(110)	(62)	(79)
Income before income taxes	5,378	5,259	4,455	4,602	4,395
Income tax expense(2)	1,076	270	1,289	1,250	1,131
Net income	4,302	4,989	3,166	3,352	3,264
Less: Net income (loss) attributable to noncontrolling interests	(3)	37	(2)	7	(30)
Net income attributable to BlackRock, Inc.	$4,305	$4,952	$3,168	$3,345	$3,294
Per share data:(3)
Basic earnings	$26.86	$30.54	$19.27	$20.10	$19.58
Diluted earnings	$26.58	$30.12	$19.02	$19.79	$19.25
Book value(4)	$204.23	$197.45	$178.32	$172.12	$164.06
Cash dividends declared and paid per share	$12.02	$10.00	$9.16	$8.72	$7.72

(1)

BlackRock’s related party revenue includes fees for services provided to registered investment companies that it manages, which include mutual funds and exchange-traded funds, as a result of the Company’s advisory relationship. In addition, fees for management services to equity method investments are considered related parties due to the Company’s influence over the financial and operating policies of the investee. See Note 18, Related Party Transactions, to the consolidated financial statements for more information.

(2)

Income tax expense for 2017 reflected $1.2 billion of net tax benefit related to the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). See Note 23, Income Taxes, to the consolidated financial statements for more information. Income tax expense for 2018 reflected a reduced tax rate associated with the 2017 Tax Act.

(3)	Participating preferred stock is considered to be a common stock equivalent for purposes of earnings per share calculations.
(4)

Book value amounts for 2018, 2017, 2016, and 2015 reflect Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at December 31 of the respective year-end. Book value amount for 2014 reflects Total BlackRock stockholders’ equity, excluding appropriated retained deficit of $19 million for 2014 divided by total common and preferred shares outstanding at December 31, 2014.

	December 31,
(in millions)	2018	2017	2016	2015	2014
Balance sheet data:
Cash and cash equivalents	$6,302	$6,894	$6,091	$6,083	$5,723
Goodwill and intangible assets, net	31,365	30,609	30,481	30,495	30,305
Total assets(1)	159,573	220,241	220,198	225,261	239,792
Less:
Separate account assets(2)	90,285	149,937	149,089	150,851	161,287
Collateral held under securities lending agreements(2)	20,655	24,190	27,792	31,336	33,654
Consolidated sponsored investment products(3)	2,209	580	375	678	3,787
Adjusted total assets	$46,424	$45,534	$42,942	$42,396	$41,064
Borrowings	4,979	5,014	4,915	4,930	4,922
Total BlackRock, Inc. stockholders’ equity	$32,374	$31,798	$29,088	$28,503	$27,366

Assets under management:
Equity:
Active	$258,205	$311,209	$275,033	$281,319	$292,802
iShares ETFs	1,274,262	1,329,610	951,252	823,156	790,067
Non-ETF index	1,503,358	1,730,822	1,430,891	1,319,297	1,368,242
Equity subtotal	3,035,825	3,371,641	2,657,176	2,423,772	2,451,111
Fixed income:
Active	795,985	815,135	749,996	719,653	701,324
iShares ETFs	427,596	395,252	314,707	254,190	217,671
Non-ETF index	660,836	645,078	507,662	448,525	474,658
Fixed income subtotal	1,884,417	1,855,465	1,572,365	1,422,368	1,393,653
Multi-asset	461,884	480,278	395,007	376,336	377,837
Alternatives:
Core	111,545	98,533	88,630	92,085	88,006
Currency and commodities(4)	31,813	30,814	28,308	20,754	23,234
Alternatives subtotal	143,358	129,347	116,938	112,839	111,240
Long-term	5,525,484	5,836,731	4,741,486	4,335,315	4,333,841
Cash management	448,565	449,949	403,584	299,884	296,353
Advisory(5)	1,769	1,515	2,782	10,213	21,701
Total	$5,975,818	$6,288,195	$5,147,852	$4,645,412	$4,651,895

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

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $5.98 trillion of AUM at December 31, 2018. With approximately 14,900 employees in more than 30 countries, BlackRock provides a broad range of investment and technology services to institutional and retail clients worldwide.

For further information see Business, in Part I, Item 1 and Note 1, Introduction and Basis of Presentation, in the notes to the consolidated financial statements contained in Part II, Item 8.

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) effective January 1, 2018 on a full retrospective basis. Accordingly, financial results for 2017 and 2016 were recast to reflect the adoption of the revenue recognition standard. For further information, refer to Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in Part II, Item 8.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications. Beginning with the second quarter of 2018, the Company changed the title “Technology and risk management revenue” to “Technology services revenue” on the consolidated statements of income. Prior period amounts have not changed.

United Kingdom Exit from European Union

Following the June 2016 vote to exit the EU, the United Kingdom (“UK”) served notice under Article 50 of the Treaty on European Union on March 29, 2017 to initiate the two-year long process of exiting from the EU, commonly referred to as "Brexit". There is substantial uncertainty surrounding the terms upon which the UK will ultimately exit the EU. As a result, the UK’s relationship with the EU, as well as whether an agreement will be reached by the March 29, 2019 exit deadline, remains unclear. Moreover, the passage of time without a resolution in place has become a source of economic, political and regulatory instability. BlackRock is implementing a number of steps to prepare for various outcomes, including effecting organizational, governance and operational changes, applying for and receiving licenses and permissions in the EU, and engaging in client communications. These steps, many of which have been time-consuming and costly, are expected to add complexity to BlackRock’s European operations. In addition, depending on the terms of the UK’s exit from the EU, BlackRock may experience organizational and operational challenges and incur additional costs in connection with its European operations post-Brexit, which may impede the Company’s growth or impact its financial performance.

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

In September 2018, the Company completed the acquisition of the asset management business of Citibanamex, a subsidiary of Citigroup Inc. (“Citibanamex Transaction”). The Company acquired AUM across local fixed income, equity and multi-asset products, enabling the Company to offer a full range of local and international investment solutions for clients in Mexico. Total consideration at closing was approximately $360 million, including estimated contingent consideration.

Divestitures

In August 2018, the Company completed the sale of its minority interest in DSP BlackRock Investment Managers Pvt. Ltd. to The DSP Group (“DSP Transaction”). The Company had a 40% stake in the joint venture, which managed and marketed a range of co-branded mutual funds in India. The Company recorded a $40 million pre-tax nonoperating gain in connection with the DSP Transaction.

In July 2018, the Company completed the Part VII transfer of the underlying assets and liabilities of its UK Defined Contribution Administration and Platform business to Aegon N.V. (“Aegon Transaction”). The Company continues to be the primary investment manager for the clients who transferred to Aegon in connection with the transaction. This transaction was not material to the Company’s consolidated statements of financial condition or results of operations.

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

BlackRock’s investment management revenue is primarily comprised of fees earned as a percentage of AUM and, in some cases, performance fees, which are normally expressed as a percentage of fund returns to the client. Numerous factors, including price movements in the equity, debt or currency markets, or in the price of real assets, commodities or alternative investments in which BlackRock invests on behalf of clients, could impact BlackRock’s AUM, revenue and earnings.

BlackRock manages $3.0 trillion of equity assets across markets globally. Significant global equity market declines in the fourth quarter of 2018, which reduced BlackRock’s AUM by approximately $466 billion over that period, negatively impacted BlackRock’s base fee run-rate entering 2019. In addition, challenged market performance in direct hedge funds and hedge fund solutions in 2018 may also impact performance fees for 2019, as certain quarterly- and annual-locking funds are below high-water marks entering the year.

BlackRock’s highly diversified multi-product platform was created to meet client needs in all market environments. BlackRock is positioned to provide alpha-seeking active, index and cash management investment strategies across asset classes and geographies. In addition, BlackRock leverages its world-class risk management, analytics and technology capabilities, including the Aladdin platform, on behalf of clients. BlackRock serves a diverse mix of institutional and retail clients across the globe, including investors in iShares ETFs, maintaining differentiated client relationships and a fiduciary focus. The diversity of BlackRock’s platform facilitates the generation of organic growth in various market environments, and as client preferences evolve. Client demand continues for ETFs and illiquid alternatives, which are two areas of focus for BlackRock.

The index investing industry has been growing rapidly – with ETFs as a major beneficiary – driven by structural tailwinds including the migration from commission-based to fee-based wealth management, clients’ focus on value for money, the use of ETFs as alpha tools and the growth of all-to-all networked trading. iShares ETFs growth strategy is centered on increasing scale and pursuing global growth themes in client and product segments, including Core, Financial Instruments and Precision Exposures, and Fixed Income, Smart Beta & Sustainable ETFs.

As the wealth management landscape shifts globally from individual product selection to a whole-portfolio approach, BlackRock’s retail strategy is focused on creating outcome-oriented client solutions. This includes having a diverse platform of alpha-seeking active, index and alternative products, as well as enhanced distribution and portfolio construction technology offerings. Digital wealth tools are an important component of BlackRock’s retail strategy, as BlackRock scales and customizes model portfolios, extends Aladdin Wealth and digital wealth partnerships globally, and helps advisors build better portfolios through portfolio construction and risk management, powered by Aladdin.

Institutional client behavior was impacted by global market uncertainty in 2018, with many choosing to de-risk from equities. BlackRock’s institutional results will be driven by enhancing BlackRock’s solutions-oriented approach; deepening client relationships through product diversification and higher value-add capabilities, including illiquid alternatives; and leveraging Aladdin’s analytical and risk management expertise.

BlackRock continues to invest in technology services offerings, which enhance the ability to manage portfolios and risk, effectively serve clients and operate efficiently. Anticipated industry consolidation and regulatory requirements should continue to drive demand for holistic and flexible technology solutions.

Executive Summary

(in millions, except shares and per share data)	2018	2017(1)	2016(1)
GAAP basis:
Total revenue	$14,198	$13,600	$12,261
Total expense	8,741	8,346	7,696
Operating income	$5,457	$5,254	$4,565
Operating margin	38.4%	38.6%	37.2%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(76)	(32)	(108)
Income tax expense	(1,076)	(270)	(1,289)
Net income attributable to BlackRock	$4,305	$4,952	$3,168
Diluted earnings per common share	$26.58	$30.12	$19.02
Effective tax rate	20.0%	5.2%	28.9%
As adjusted(2):
Operating income	$5,531	$5,269	$4,669
Operating margin	44.3%	44.1%	43.8%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(76)	(32)	(108)
Net income attributable to BlackRock	$4,361	$3,698	$3,210
Diluted earnings per common share	$26.93	$22.49	$19.27
Effective tax rate	20.0%	29.4%	29.6%
Other:
Assets under management (end of period)	$5,975,818	$6,288,195	$5,147,852
Diluted weighted-average common shares outstanding(3)	161,948,732	164,415,035	166,579,752
Common and preferred shares outstanding (end of period)	158,520,147	161,046,825	163,121,291
Book value per share(4)	$204.23	$197.45	$178.32
Cash dividends declared and paid per share	$12.02	$10.00	$9.16

(1)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. For further information, refer to Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in Part II, Item 8.

(2)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(4)	Total BlackRock stockholders’ equity, divided by total common and preferred shares outstanding at December 31 of the respective year-end.

2018 Compared with 2017

GAAP.  Operating income of $5,457 million increased $203 million from 2017. Operating income growth primarily reflected higher base fees and technology services revenue, partially offset by lower performance fees, higher compensation and benefits, higher general and administration expense, and higher volume-related expense. Operating income for 2018 also included a restructuring charge of $60 million recorded in the fourth quarter of 2018 from an initiative to modify the size and shape of the workforce. Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests (“NCI”), decreased $44 million from 2017 driven by lower net gains on investments, partially offset by higher interest and dividend income during 2018. Nonoperating results for 2018 included a $40 million pre-tax gain related to the DSP Transaction and a $10 million noncash pre-tax gain related to the revaluation of another strategic investment.

Income tax expense for 2018 reflected a reduced tax rate associated with The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) and included $145 million of discrete tax benefits, primarily related to changes in the Company’s organizational entity structure and stock-based compensation awards that vested in 2018. Income tax expense for 2017 included $1.2 billion of net tax benefit related to the 2017 Tax Act and $173 million of discrete tax benefits, primarily related to stock-based compensation awards. See Income Tax Expense within Discussion of Financial Results for more information.

Diluted earnings per common share decreased $3.54, or 12%, compared with 2017, reflecting a lower tax rate in 2017 due to the net tax benefit from the 2017 Tax Act and lower nonoperating income in 2018, partially offset by higher operating income in 2018 and the benefit of share repurchases.

As Adjusted.  Operating income of $5,531 million increased $262 million and operating margin of 44.3% increased 20 bps from 2017. The pre-tax restructuring charge of $60 million described above has been excluded from as adjusted results. On an as adjusted basis, income tax expense for 2017 excludes the previously described $1.2 billion of net noncash tax benefit related to the 2017 Tax Act and income tax expense for 2018 and 2017 excludes a $3 million net noncash benefit and a $16 million net noncash expense, respectively, associated with the revaluation of certain deferred income tax liabilities. Diluted earnings per common share increased $4.44, or 20%, from 2017, reflecting higher operating income, the impact of a lower effective tax rate in 2018 and the benefit of share repurchases, partially offset by lower nonoperating income in 2018.

2017 Compared with 2016

GAAP.  Operating income of $5,254 million increased $689 million and operating margin of 38.6% increased 140 bps from 2016. Operating income and operating margin growth primarily reflected higher base fees, performance fees, and technology services revenue, partially offset by higher compensation and benefits, higher volume-related expense, and higher general and administration expense. Operating income for 2017 also included approximately $22 million of expense associated with the strategic repositioning of the active equity platform. Operating income for 2016 included a restructuring charge of $76 million in connection with a project to streamline and simplify the organization. Nonoperating income (expense), less net income (loss) attributable to NCI, increased $76 million from 2016 driven by higher net gains on investments.

Income tax expense for 2017 included the previously mentioned $1.2 billion net tax benefit related to the 2017 Tax Act, $173 million of discrete tax benefits, primarily related to stock-based compensation awards, including a $151 million discrete tax benefit reflecting the adoption of new stock-based compensation accounting guidance, and the previously described noncash tax expense of $16 million. Income tax expense for 2016 included a $30 million net noncash benefit associated with the revaluation of certain deferred income tax liabilities, including the effect of tax legislation enacted in the United Kingdom, and state and local income tax changes. Income tax expense for 2016 also included nonrecurring tax benefits of $65 million. See Income Tax Expense within Discussion of Financial Results for more information.

Diluted earnings per common share increased $11.10, or 58%, compared with 2016, reflecting the net tax benefit from the 2017 Tax Act, higher operating income and the benefit of share repurchases.

As Adjusted.  Operating income of $5,269 million increased $600 million and operating margin of 44.1% increased 30 bps from 2016. The pre-tax restructuring charge of $76 million described above has been excluded from as adjusted results for 2016. On as adjusted basis, income tax expense for 2017 excludes $1,758 million noncash tax benefit and $477 million deemed repatriation tax expense related to the 2017 Tax Act, and the previously described noncash expense of $16 million and income tax expense for 2016 excludes the previously mentioned net noncash benefit of $30 million. Diluted earnings per common share increased $3.22, or 17%, from 2016.

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

(in millions)	2018	2017(1)	2016(1)
Operating income, GAAP basis	$5,457	$5,254	$4,565
Non-GAAP expense adjustments:
Restructuring charge	60	—	76
PNC LTIP funding obligation	14	15	28
Operating income, as adjusted	5,531	5,269	4,669
Product launch costs and commissions	13	—	—
Operating income used for operating margin measurement	$5,544	$5,269	$4,669
Revenue, GAAP basis	$14,198	$13,600	$12,261
Non-GAAP adjustment:
Distribution and servicing costs	(1,675)	(1,663)	(1,608)
Revenue used for operating margin measurement	$12,523	$11,937	$10,653
Operating margin, GAAP basis	38.4%	38.6%	37.2%
Operating margin, as adjusted	44.3%	44.1%	43.8%

(1)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. For further information, refer to Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in Part II, Item 8.

•

Operating income, as adjusted, includes non-GAAP expense adjustments. In 2018 and 2016, a restructuring charge, primarily comprised of severance and accelerated amortization expense of previously granted deferred compensation awards, has been excluded to provide more meaningful analysis of BlackRock’s ongoing operations and to ensure comparability among periods presented. The portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value.

•

Operating income used for measuring operating margin, as adjusted, is equal to operating income, as adjusted, excluding the impact of product launch costs (e.g. closed-end fund launch costs) and related commissions. Management believes the exclusion of such costs and related commissions is useful because these costs can fluctuate considerably, and revenue associated with the expenditure of these costs will not fully impact BlackRock’s results until future periods.

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

(2) Net income attributable to BlackRock, Inc., as adjusted:

(in millions, except per share data)	2018	2017(1)	2016(1)
Net income attributable to BlackRock, Inc., GAAP basis	$4,305	$4,952	$3,168
Non-GAAP adjustments:
Restructuring charge, net of tax	47	—	53
PNC LTIP funding obligation, net of tax	12	11	19
The 2017 Tax Act:
Deferred tax revaluation (noncash)	—	(1,758)	—
Deemed repatriation tax	—	477	—
Other income tax matters	(3)	16	(30)
Net income attributable to BlackRock, Inc., as adjusted	$4,361	$3,698	$3,210
Diluted weighted-average common shares outstanding (3)	161.9	164.4	166.6
Diluted earnings per common share, GAAP basis (3)	$26.58	$30.12	$19.02
Diluted earnings per common share, as adjusted (3)	$26.93	$22.49	$19.27

(1)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. For further information, refer to Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in Part II, Item 8.

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

For each period presented, the non-GAAP adjustment related to the restructuring charge and PNC LTIP funding obligation was tax effected at the respective blended rates applicable to the adjustments. The 2017 noncash deferred tax revaluation benefit of $1,758 million and the other income tax matters were primarily associated with the revaluation of certain deferred tax liabilities related to intangible assets and goodwill. Amounts have been excluded from the as adjusted results as these items will not have a cash flow impact and to ensure comparability among periods presented. A deemed repatriation tax expense of $477 million has been excluded from the 2017 as adjusted results due to the one-time nature and to ensure comparability among periods presented.

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM			Net inflows (outflows)
(in millions)	2018	2017	2016	2018	2017	2016
Retail	$610,850	$628,377	$541,952	$19,079	$29,892	$(11,324)
iShares ETFs	1,731,425	1,752,239	1,287,879	167,535	245,342	140,479
Institutional:
Active	1,079,979	1,139,308	1,009,974	(9,583)	5,922	17,918
Index	2,103,230	2,316,807	1,901,681	(53,704)	49,084	33,491
Institutional subtotal	3,183,209	3,456,115	2,911,655	(63,287)	55,006	51,409
Long-term	5,525,484	5,836,731	4,741,486	123,327	330,240	180,564
Cash management	448,565	449,949	403,584	(21)	38,259	29,228
Advisory(1)	1,769	1,515	2,782	323	(1,245)	(7,601)
Total	$5,975,818	$6,288,195	$5,147,852	$123,629	$367,254	$202,191

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM			Net inflows (outflows)
(in millions)	2018	2017	2016	2018	2017	2016
Active	$1,617,780	$1,696,005	$1,501,052	$8	$24,449	$(774)
Index and iShares ETFs	3,907,704	4,140,726	3,240,434	123,319	305,791	181,338
Long-term	5,525,484	5,836,731	4,741,486	123,327	330,240	180,564
Cash management	448,565	449,949	403,584	(21)	38,259	29,228
Advisory(1)	1,769	1,515	2,782	323	(1,245)	(7,601)
Total	$5,975,818	$6,288,195	$5,147,852	$123,629	$367,254	$202,191

AUM and Net Inflows (Outflows) by Product Type
	AUM			Net inflows (outflows)
(in millions)	2018	2017	2016	2018	2017	2016
Equity	$3,035,825	$3,371,641	$2,657,176	$15,167	$130,146	$51,424
Fixed income	1,884,417	1,855,465	1,572,365	79,110	178,787	119,955
Multi-asset	461,884	480,278	395,007	16,913	20,330	4,227
Alternatives:
Core	111,545	98,533	88,630	9,590	780	(1,165)
Currency and commodities(2)	31,813	30,814	28,308	2,547	197	6,123
Alternatives subtotal	143,358	129,347	116,938	12,137	977	4,958
Long-term	5,525,484	5,836,731	4,741,486	123,327	330,240	180,564
Cash management	448,565	449,949	403,584	(21)	38,259	29,228
Advisory(1)	1,769	1,515	2,782	323	(1,245)	(7,601)
Total	$5,975,818	$6,288,195	$5,147,852	$123,629	$367,254	$202,191

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares ETFs.

The following table presents the component changes in BlackRock’s AUM for 2018, 2017 and 2016.

(in millions)	2018	2017	2016
Beginning AUM	$6,288,195	$5,147,852	$4,645,412
Net inflows (outflows)
Long-term	123,327	330,240	180,564
Cash management	(21)	38,259	29,228
Advisory(1)	323	(1,245)	(7,601)
Total net inflows (outflows)	123,629	367,254	202,191
Acquisitions and dispositions(2)	27,500	3,264	80,635
Market change	(384,136)	628,901	326,364
FX impact(3)	(79,370)	140,924	(106,750)
Total change	(312,377)	1,140,343	502,440
Ending AUM	$5,975,818	$6,288,195	$5,147,852

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)

Amount for 2018 represents $5.4 billion and $25.6 billion of net AUM from the TCP Transaction and the Citibanamex Transaction, respectively. In addition, amounts include $18.6 billion and $2.3 billion of AUM reclassifications and net dispositions, respectively, related to the Aegon Transaction and $1.2 billion of net AUM dispositions related to the DSP Transaction. Amount for 2017 represents $3.3 billion of AUM acquired in the First Reserve Infrastructure business transaction (“First Reserve Transaction”). Amount for 2016 represents $80.6 billion of AUM acquired in the BofA Global Capital Management transaction.

(3)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.

BlackRock has historically grown AUM through organic growth and acquisitions. Management believes that the Company will be able to continue to grow AUM organically by focusing on strong investment performance, efficient delivery of beta for index products, client service, developing new products and optimizing distribution capabilities.

Component Changes in AUM for 2018

The following table presents the component changes in AUM by client type and product type for 2018.

	December 31,	Net inflows	Acquisitions and	Market	FX	December 31,	Full year average
(in millions)	2017	(outflows)	dispositions(1)	change	impact(2)	2018	AUM(3)
Retail:
Equity	$233,218	$2,090	$2,137	$(28,005)	$(3,726)	$205,714	$231,556
Fixed income	257,571	11,546	14,070	(8,630)	(2,969)	271,588	268,818
Multi-asset	120,855	2,914	2,519	(12,107)	(764)	113,417	120,907
Alternatives	16,733	2,529	1,628	(590)	(169)	20,131	18,492
Retail subtotal	628,377	19,079	20,354	(49,332)	(7,628)	610,850	639,773
iShares ETFs:
Equity	1,329,610	112,817	—	(159,433)	(8,732)	1,274,262	1,360,991
Fixed income	395,252	50,930	—	(14,355)	(4,231)	427,596	404,236
Multi-asset	3,761	1,050	—	(317)	(9)	4,485	3,837
Alternatives	23,616	2,738	—	(1,196)	(76)	25,082	24,663
iShares ETFs subtotal	1,752,239	167,535	—	(175,301)	(13,048)	1,731,425	1,793,727
Institutional:
Active:
Equity	137,185	(7,895)	(4,296)	(11,485)	(2,533)	110,976	131,474
Fixed income	570,050	(20,701)	2,417	(7,301)	(5,504)	538,961	554,107
Multi-asset	347,825	11,944	(1,593)	(14,650)	(7,289)	336,237	348,342
Alternatives	84,248	7,069	3,374	444	(1,330)	93,805	88,715
Active subtotal	1,139,308	(9,583)	(98)	(32,992)	(16,656)	1,079,979	1,122,638
Index:
Equity	1,671,628	(91,845)	4,749	(122,252)	(17,407)	1,444,873	1,648,418
Fixed income	632,592	37,335	2,051	(4,835)	(20,871)	646,272	640,733
Multi-asset	7,837	1,005	(243)	(880)	26	7,745	8,031
Alternatives	4,750	(199)	1	(142)	(70)	4,340	4,689
Index subtotal	2,316,807	(53,704)	6,558	(128,109)	(38,322)	2,103,230	2,301,871
Institutional subtotal	3,456,115	(63,287)	6,460	(161,101)	(54,978)	3,183,209	3,424,509
Long-term	5,836,731	123,327	26,814	(385,734)	(75,654)	5,525,484	5,858,009
Cash management	449,949	(21)	686	1,593	(3,642)	448,565	453,883
Advisory(4)	1,515	323	—	5	(74)	1,769	1,381
Total	$6,288,195	$123,629	$27,500	$(384,136)	$(79,370)	$5,975,818	$6,313,273

(1)	Amounts included net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for 2018.

	December 31,	Net inflows	Acquisitions and	Market	FX	December 31,	Full year average
(in millions)	2017	(outflows)	dispositions(1)	change	impact(2)	2018	AUM(3)
Active:
Equity	$311,209	$(12,439)	$(2,160)	$(33,819)	$(4,586)	$258,205	$300,671
Fixed income	815,135	(12,009)	16,487	(15,869)	(7,759)	795,985	808,997
Multi-asset	468,679	14,858	926	(26,757)	(8,052)	449,654	469,249
Alternatives	100,982	9,598	5,002	(146)	(1,500)	113,936	107,206
Active subtotal	1,696,005	8	20,255	(76,591)	(21,897)	1,617,780	1,686,123
Index and iShares ETFs:
iShares ETFs:
Equity	1,329,610	112,817	—	(159,433)	(8,732)	1,274,262	1,360,991
Fixed income	395,252	50,930	—	(14,355)	(4,231)	427,596	404,236
Multi-asset	3,761	1,050	—	(317)	(9)	4,485	3,837
Alternatives	23,616	2,738	—	(1,196)	(76)	25,082	24,663
iShares ETFs subtotal	1,752,239	167,535	—	(175,301)	(13,048)	1,731,425	1,793,727
Non-ETF Index:
Equity	1,730,822	(85,211)	4,750	(127,923)	(19,080)	1,503,358	1,710,777
Fixed income	645,078	40,189	2,051	(4,897)	(21,585)	660,836	654,661
Multi-asset	7,838	1,005	(243)	(880)	25	7,745	8,031
Alternatives	4,749	(199)	1	(142)	(69)	4,340	4,690
Non-ETF Index subtotal	2,388,487	(44,216)	6,559	(133,842)	(40,709)	2,176,279	2,378,159
Index & iShares ETFs subtotal	4,140,726	123,319	6,559	(309,143)	(53,757)	3,907,704	4,171,886
Long-term	5,836,731	123,327	26,814	(385,734)	(75,654)	5,525,484	5,858,009
Cash management	449,949	(21)	686	1,593	(3,642)	448,565	453,883
Advisory(4)	1,515	323	—	5	(74)	1,769	1,381
Total	$6,288,195	$123,629	$27,500	$(384,136)	$(79,370)	$5,975,818	$6,313,273

The following table presents component changes in AUM by product type for 2018.

	December 31,	Net inflows	Acquisitions and	Market	FX	December 31,	Full year average
(in millions)	2017	(outflows)	dispositions(1)	change	impact(2)	2018	AUM(3)
Equity	$3,371,641	$15,167	$2,590	$(321,175)	$(32,398)	$3,035,825	$3,372,439
Fixed income	1,855,465	79,110	18,538	(35,121)	(33,575)	1,884,417	1,867,894
Multi-asset	480,278	16,913	683	(27,954)	(8,036)	461,884	481,117
Alternatives:
Core	98,533	9,590	4,995	(29)	(1,544)	111,545	104,652
Currency and commodities(5)	30,814	2,547	8	(1,455)	(101)	31,813	31,907
Alternatives subtotal	129,347	12,137	5,003	(1,484)	(1,645)	143,358	136,559
Long-term	5,836,731	123,327	26,814	(385,734)	(75,654)	5,525,484	5,858,009
Cash management	449,949	(21)	686	1,593	(3,642)	448,565	453,883
Advisory(4)	1,515	323	—	5	(74)	1,769	1,381
Total	$6,288,195	$123,629	$27,500	$(384,136)	$(79,370)	$5,975,818	$6,313,273

(1)	Amounts included net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.
(5)	Amounts include commodity iShares ETFs.

AUM decreased $312.4 billion to $5.98 trillion at December 31, 2018 from $6.29 trillion at December 31, 2017 driven by net market depreciation and the impact of foreign exchange movements, partially offset by positive long-term net inflows, led by iShares ETFs, active multi-asset and illiquid alternatives, and net AUM added from strategic transactions.

Net market depreciation of $384.1 billion was driven by lower global equity markets.

AUM decreased $79.4 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the British pound and the Euro.

For further discussion on AUM, see “Part I, Item 1 – Business – Assets Under Management”.

Component Changes in AUM for 2017

The following table presents component changes in AUM by client type and product type for 2017.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Retail:
Equity	$196,221	$4,145	$—	$26,598	$6,254	$233,218	$216,545
Fixed income	222,256	24,503	—	6,655	4,157	257,571	240,251
Multi-asset	107,997	1,143	—	10,687	1,028	120,855	114,485
Alternatives	15,478	101	—	708	446	16,733	16,541
Retail subtotal	541,952	29,892	—	44,648	11,885	628,377	587,822
iShares ETFs:
Equity	951,252	174,377	—	189,472	14,509	1,329,610	1,143,351
Fixed income	314,707	67,451	—	4,497	8,597	395,252	361,171
Multi-asset	3,149	322	—	280	10	3,761	3,262
Alternatives	18,771	3,192	—	1,478	175	23,616	21,071
iShares ETFs subtotal	1,287,879	245,342	—	195,727	23,291	1,752,239	1,528,855
Institutional:
Active:
Equity	120,699	(13,594)	—	25,681	4,399	137,185	128,133
Fixed income	536,727	(654)	—	22,537	11,440	570,050	554,549
Multi-asset	276,933	19,604	—	37,166	14,122	347,825	310,561
Alternatives	75,615	566	3,264	2,771	2,032	84,248	80,821
Active subtotal	1,009,974	5,922	3,264	88,155	31,993	1,139,308	1,074,064
Index:
Equity	1,389,004	(34,782)	—	283,684	33,722	1,671,628	1,537,730
Fixed income	498,675	87,487	—	13,932	32,498	632,592	557,465
Multi-asset	6,928	(739)	—	1,427	221	7,837	7,595
Alternatives	7,074	(2,882)	—	294	264	4,750	6,911
Index subtotal	1,901,681	49,084	—	299,337	66,705	2,316,807	2,109,701
Institutional subtotal	2,911,655	55,006	3,264	387,492	98,698	3,456,115	3,183,765
Long-term	4,741,486	330,240	3,264	627,867	133,874	5,836,731	5,300,442
Cash management	403,584	38,259	—	1,239	6,867	449,949	414,835
Advisory(4)	2,782	(1,245)	—	(205)	183	1,515	2,508
Total	$5,147,852	$367,254	$3,264	$628,901	$140,924	$6,288,195	$5,717,785

(1)	Amount represents AUM acquired in the First Reserve Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for 2017.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Active:
Equity	$275,033	$(18,506)	$—	$46,134	$8,548	$311,209	$293,278
Fixed income	749,996	21,541	—	28,800	14,798	815,135	783,345
Multi-asset	384,930	20,747	—	47,853	15,149	468,679	425,045
Alternatives	91,093	667	3,264	3,479	2,479	100,982	97,361
Active subtotal	1,501,052	24,449	3,264	126,266	40,974	1,696,005	1,599,029
Index and iShares ETFs:
iShares ETFs:
Equity	951,252	174,377	—	189,472	14,509	1,329,610	1,143,351
Fixed income	314,707	67,451	—	4,497	8,597	395,252	361,171
Multi-asset	3,149	322	—	280	10	3,761	3,262
Alternatives	18,771	3,192	—	1,478	175	23,616	21,071
iShares ETFs subtotal	1,287,879	245,342	—	195,727	23,291	1,752,239	1,528,855
Non-ETF Index:
Equity	1,430,891	(25,725)	—	289,829	35,827	1,730,822	1,589,130
Fixed income	507,662	89,795	—	14,324	33,297	645,078	568,920
Multi-asset	6,928	(739)	—	1,427	222	7,838	7,596
Alternatives	7,074	(2,882)	—	294	263	4,749	6,912
Non-ETF Index subtotal	1,952,555	60,449	—	305,874	69,609	2,388,487	2,172,558
Index & iShares ETFs subtotal	3,240,434	305,791	—	501,601	92,900	4,140,726	3,701,413
Long-term	4,741,486	330,240	3,264	627,867	133,874	5,836,731	5,300,442
Cash management	403,584	38,259	—	1,239	6,867	449,949	414,835
Advisory(4)	2,782	(1,245)	—	(205)	183	1,515	2,508
Total	$5,147,852	$367,254	$3,264	$628,901	$140,924	$6,288,195	$5,717,785

The following table presents component changes in AUM by product type for 2017.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2016	(outflows)	Acquisition(1)	change	impact(2)	2017	AUM(3)
Equity	$2,657,176	$130,146	$—	$525,435	$58,884	$3,371,641	$3,025,759
Fixed income	1,572,365	178,787	—	47,621	56,692	1,855,465	1,713,436
Multi-asset	395,007	20,330	—	49,560	15,381	480,278	435,903
Alternatives:
Core	88,630	780	3,264	3,438	2,421	98,533	94,976
Currency and commodities(5)	28,308	197	—	1,813	496	30,814	30,368
Alternatives subtotal	116,938	977	3,264	5,251	2,917	129,347	125,344
Long-term	4,741,486	330,240	3,264	627,867	133,874	5,836,731	5,300,442
Cash management	403,584	38,259	—	1,239	6,867	449,949	414,835
Advisory(4)	2,782	(1,245)	—	(205)	183	1,515	2,508
Total	$5,147,852	$367,254	$3,264	$628,901	$140,924	$6,288,195	$5,717,785

(1)	Amount represents AUM acquired in the First Reserve Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.
(5)	Amounts include commodity iShares ETFs.

AUM increased $1.1 trillion to $6.29 trillion at December 31, 2017 from $5.15 trillion at December 31, 2016 driven by net market appreciation, positive net inflows, the impact of foreign exchange movements and AUM acquired in the First Reserve Transaction.

Net market appreciation of $628.9 billion was primarily driven by higher US and global equity markets.

AUM increased $140.9 billion due to the impact of foreign exchange movements, primarily resulting from the weakening of the US dollar against the Euro and the British pound.

Discussion of Financial Results

Introduction

The Company derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed over time because the customer is receiving and consuming the benefits as they are provided by the Company. Fees are primarily based on agreed-upon percentages of AUM and recognized for services provided during the period, which are distinct from services provided in other periods. Such fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. Net inflows or outflows represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts and distributions to investors representing return of capital and return on investments to investors. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts. Foreign exchange translation reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.

The Company also earns revenue by lending securities on behalf of clients, primarily to highly rated banks and broker-dealers. The securities loaned are secured by collateral in the form of cash or securities, with minimum collateral generally ranging from approximately 102% to 112% of the value of the loaned securities. Generally, the revenue earned is shared between the Company and the funds or accounts managed by the Company from which the securities are borrowed. Historically, securities lending revenue in the second quarter exceeds revenue in the other quarters during the year driven by higher seasonal demand.

Investment advisory agreements for certain separate accounts and investment funds provide for performance fees based upon relative and/or absolute investment performance, in addition to base fees based on AUM. Investment advisory performance fees generally are earned after a given period of time and when investment performance exceeds a contractual threshold. As such, the timing of recognition of performance fees may increase the volatility of the Company’s revenue and earnings. The magnitude of performance fees can fluctuate quarterly due to the timing of carried interest recognition on alternative products; however, the third and fourth quarters have a greater number of nonalternative products with performance measurement periods that end on either September 30 or December 31.

The Company offers investment management technology systems, risk management services, wealth management and digital distribution tools on a fee basis. Clients include banks, insurance companies, official institutions, pension funds, asset managers, retail distributors and other investors. Fees earned for technology services are recorded as services are performed over time and are generally determined using the value of positions on the Aladdin platform or on a fixed-rate basis.

The Company records distribution and servicing costs for distributing the Company’s products and for providing other support services to investment portfolios. The costs are based on net asset values and are recognized when the amount of costs is known.

The Company advises global financial institutions, regulators, and government entities across a range of risk, regulatory, capital markets and strategic services. Fees earned for advisory services, which are included in advisory and other revenue, are determined using fixed-rate fees and are recognized over time as the related services are completed.

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

Operating expense reflects employee compensation and benefits, distribution and servicing costs, direct fund expense, general and administration expense and amortization of finite-lived intangible assets.

•	Employee compensation and benefits expense includes salaries, commissions, temporary help, deferred and incentive compensation, employer payroll taxes, severance and related benefit costs.
•

Distribution and servicing costs, which are primarily AUM driven, include payments made to third parties, primarily associated with obtaining and retaining client investments in certain Company products.

•

Direct fund expense primarily consists of third-party nonadvisory expense incurred by the Company related to certain funds for the use of index trademarks, reference data for indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, legal expense, and audit and tax services as well as other fund-related expense directly attributable to the nonadvisory operations of the fund. These expenses may vary over time with fluctuations in AUM, number of shareholder accounts, or other attributes directly related to volume of business.

•

General and administration expense includes marketing and promotional, occupancy and office-related costs, portfolio services (including clearing expense related to transition management services), technology, professional services, communications, contingent consideration fair value adjustments, product launch costs, the impact of foreign currency remeasurement, and other general and administration expense. Foreign currency remeasurement (gains) losses were $16 million, $5 million and $(6) million for 2018, 2017 and 2016, respectively.

Approximately 75% of the Company’s revenue is generated in US dollars. The Company’s revenue and expense generated in foreign currencies (primarily the Euro and British pound) are impacted by foreign exchange rates. Any effect of foreign exchange rate change on revenue is partially offset by a change in expense driven by the Company’s considerable non-dollar expense base related to its operations outside the United States.

Nonoperating income (expense) includes the effect of changes in the valuations on investments (excluding available-for-sale investments) and earnings on equity method investments as well as interest and dividend income and interest expense. Other comprehensive income includes changes in valuations related to available-for-sale investments. The Company primarily holds seed and co-investments in sponsored investment products that invest in a variety of asset classes, including private equity, hedge funds and real assets. Investments generally are made for co-investment purposes, to establish a performance track record or for regulatory purposes, including Federal Reserve Bank stock. The Company does not engage in proprietary trading activities that could conflict with the interests of its clients.

In addition, nonoperating income (expense) includes the impact of changes in the valuations of consolidated sponsored investment funds. The portion of nonoperating income (expense) not attributable to the Company is allocated to NCI on the consolidated statements of income.

Revenue

The following table presents revenue for 2018, 2017 and 2016.

(in millions)	2018	2017 (1)	2016 (1)
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,654	$1,654	$1,584
iShares ETFs	3,549	3,220	2,651
Non-ETF index	685	680	665
Equity subtotal	5,888	5,554	4,900
Fixed income:
Active	1,840	1,717	1,647
iShares ETFs	825	808	696
Non-ETF index	387	344	297
Fixed income subtotal	3,052	2,869	2,640
Multi-asset	1,176	1,157	1,140
Alternatives:
Core	732	639	633
Currency and commodities (2)	98	91	83
Alternatives subtotal	830	730	716
Long-term	10,946	10,310	9,396
Cash management	607	558	452
Total base fees	11,553	10,868	9,848
Investment advisory performance fees:
Equity	91	152	102
Fixed income	8	34	13
Multi-asset	19	33	19
Alternatives	294	375	161
Total performance fees	412	594	295
Technology services revenue	785	657	588
Distribution fees:
Retrocessions	709	675	623
12b-1 fees (US mutual funds distribution fees)	406	466	508
Other	40	42	67
Total distribution fees	1,155	1,183	1,198
Advisory and other revenue:
Advisory	113	128	119
Other	180	170	213
Total advisory and other revenue	293	298	332
Total revenue	$14,198	$13,600	$12,261

(1)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. For further information, refer to Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in Part II, Item 8.

(2)	Amount include commodity iShares ETFs.

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Mix of Base Fees			Mix of Average AUM by Asset Class(2)
	2018	2017 (1)	2016 (1)	2018	2017	2016
Equity:
Active	14%	15%	16%	5%	5%	6%
iShares ETFs	31%	30%	27%	22%	20%	17%
Non-ETF index	6%	6%	7%	26%	28%	27%
Equity subtotal	51%	51%	50%	53%	53%	50%
Fixed income:
Active	17%	16%	16%	13%	13%	16%
iShares ETFs	7%	7%	7%	6%	6%	6%
Non-ETF index	3%	3%	3%	10%	10%	10%
Fixed income subtotal	27%	26%	26%	29%	29%	32%
Multi-asset	10%	11%	12%	8%	8%	8%
Alternatives:
Core	6%	6%	6%	2%	2%	2%
Currency and commodities (3)	1%	1%	1%	1%	1%	1%
Alternatives subtotal	7%	7%	7%	3%	3%	3%
Long-term	95%	95%	95%	93%	93%	93%
Cash management	5%	5%	5%	7%	7%	7%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%

(1)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. For further information, refer to Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in Part II, Item 8.

(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Amount include commodity iShares ETFs.

2018 Compared with 2017

Revenue increased $598 million, or 4%, from 2017, driven by growth in base fees and technology services revenue, partially offset by lower performance fees.

Investment advisory, administration fees and securities lending revenue of $11,553 million in 2018 increased $685 million from $10,868 million in 2017 reflecting the impact of organic growth and AUM acquired in the TCP and Citibanamex transactions on average AUM, partially offset by lower markets and previously announced pricing changes to select investment products. Securities lending revenue of $627 million in 2018 compared with $597 million in 2017.

Investment advisory performance fees were $412 million in 2018 compared with $594 million in 2017, primarily reflecting lower revenue from liquid alternative and long-only products.

Technology services revenue of $785 million for 2018 increased $128 million from $657 million in 2017 reflecting higher revenue for institutional Aladdin, Aladdin Wealth and digital wealth and distribution technologies.

2017 Compared with 2016

Revenue increased $1,339 million, or 11%, from 2016, driven by growth in base fees, performance fees, and technology services revenue.

Investment advisory, administration fees and securities lending revenue of $10,868 million in 2017 increased $1,020 million from $9,848 million in 2016 reflecting the impact of higher markets and organic growth on average AUM, and the effect of AUM acquired in the BofA Global Capital Management transaction, partially offset by pricing changes to select investment products. Securities lending revenue of $597 million in 2017 compared with $579 million in 2016.

Investment advisory performance fees were $594 million in 2017 compared with $295 million in 2016. The increase primarily reflected improved performance in hedge fund and long-only equity products.

Technology services revenue of $657 million for 2017 increased $69 million from $588 million in 2016 reflecting ongoing demand for Aladdin.

Advisory and other revenue of $298 million decreased $34 million from $332 million in 2016, reflecting lower earnings from a strategic minority investment and lower fees for distributing certain exchange-traded products.

Expense

The following table presents expense for 2018, 2017 and 2016.

(in millions)	2018	2017 (1)	2016 (1)
Expense, GAAP:
Employee compensation and benefits	$4,320	$4,253	$3,878
Distribution and servicing costs:
Retrocessions	709	675	623
12b-1 costs	399	455	499
Other	567	533	486
Total distribution and servicing costs	1,675	1,663	1,608
Direct fund expense	998	895	757
General and administration:
Marketing and promotional	361	333	325
Occupancy and office related	293	275	272
Portfolio services	271	251	211
Technology	234	203	175
Professional services	158	142	114
Communications	37	34	38
Foreign exchange remeasurement	16	5	(6)
Contingent consideration fair value adjustments	65	8	(2)
Product launch costs	12	4	—
Other general and administration	191	191	151
Total general and administration expense	1,638	1,446	1,278
Restructuring charge	60	—	76
Amortization of intangible assets	50	89	99
Total expense, GAAP	$8,741	$8,346	$7,696
Less non-GAAP expense adjustments (2):
Employee compensation and benefits:
PNC LTIP funding obligation	$14	$15	$28
Restructuring charge	60	—	76
Total non-GAAP expense adjustments	74	15	104
Expense, as adjusted:
Employee compensation and benefits	$4,306	$4,238	$3,850
Distribution and servicing costs	1,675	1,663	1,608
Direct fund expense	998	895	757
General and administration	1,638	1,446	1,278
Amortization of intangible assets	50	89	99
Total expense, as adjusted	$8,667	$8,331	$7,592

(1)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. For further information, refer to Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in Part II, Item 8.

(2)	See Non-GAAP Financial Measures for further information on non-GAAP expense adjustments.

2018 Compared with 2017

GAAP. Expense increased $395 million, or 5%, from 2017, driven primarily by higher general and administration expense, higher volume-related expense, a restructuring charge recorded in 2018, and higher employee compensation and benefits expense, partially offset by lower amortization of intangible assets.

Employee compensation and benefits expense increased $67 million, or 2%, to $4,320 million in 2018 from $4,253 million in 2017, primarily reflecting higher headcount and higher operating income, partially offset by lower incentive compensation primarily driven by lower performance fees. Employees at December 31, 2018 totaled approximately 14,900 compared with approximately 13,900 at December 31, 2017.

Direct fund expense increased $103 million from 2017, reflecting higher iShares ETFs average AUM.

General and administration expense increased $192 million from 2018, reflecting higher technology expense, higher marketing and promotional expense and higher portfolio services expense. The increase included the impact of contingent consideration fair value adjustments, higher professional fees (associated with strategic transactions, tax reform and Brexit), product launch costs and foreign exchange remeasurement expense.

Restructuring expense of $60 million, primarily comprised of severance and accelerated amortization expense of previously granted deferred compensation awards, was recorded in 2018 in connection with an initiative to modify the size and shape of the workforce.

Amortization of intangible assets expense decreased $39 million, or 44%, to $50 million in 2018, primarily reflecting certain finite-lived intangible assets becoming fully amortized.

As Adjusted. Expense, as adjusted, increased $336 million, or 4%, to $8,667 million in 2018 from $8,331 million in 2017. The increase in total expense, as adjusted, is driven primarily by higher general and administration expense, higher volume-related expense, and higher employee compensation and benefits expense, partially offset by lower amortization of intangible assets. The restructuring charge recorded in 2018 has been excluded from the as adjusted results.

2017 Compared with 2016

GAAP. Expense increased $650 million, or 8%, from 2016, driven primarily by higher employee compensation and benefits expense, higher volume-related expense, and higher general and administration expense, partially offset by a restructuring charge recorded in 2016.

Employee compensation and benefits expense increased $375 million, or 10%, to $4,253 million in 2017 from $3,878 million in 2016, reflecting higher incentive compensation, higher headcount, and approximately $20 million of severance and accelerated compensation expense associated with the repositioning of the active equity platform. Employees at December 31, 2017 totaled approximately 13,900 compared with approximately 13,000 at December 31, 2016.

 Distribution and servicing costs totaled $1,663 million in 2017 compared with $1,608 million in 2016 reflecting higher average AUM and the effect of AUM acquired in the BofA Global Capital Management transaction.

Direct fund expense increased $138 million from 2016, reflecting higher iShares ETFs average AUM.

General and administration expense increased $168 million from 2016, reflecting higher portfolio services, professional services fees (associated with strategic transactions, MiFID implementation, and tax reform), technology expense, operating errors, contingent consideration fair value adjustments and the impact of foreign exchange remeasurement expense.

As Adjusted. Expense, as adjusted, increased $739 million, or 10%, to $8,331 million in 2017 from $7,592 million in 2016. The increase in total expense, as adjusted, is driven primarily by higher employee compensation and benefit expense, higher volume-related expense and higher general and administration expense. The restructuring charge recorded in 2016 has been excluded from the as adjusted results.

Nonoperating Results

The summary and reconciliation of US GAAP nonoperating income (expense) to nonoperating income (expense), as adjusted for 2018, 2017 and 2016 was as follows:

(in millions)	2018	2017	2016
Nonoperating income (expense), GAAP basis(1)	$(79)	$5	$(110)
Less: Net income (loss) attributable to NCI	(3)	37	(2)
Nonoperating income (expense), as adjusted, net of NCI(2)(3)	$(76)	$(32)	$(108)

(1)	Amounts included losses of $105 million, gains of $118 million and gains of $16 million attributable to consolidated variable interest entities (“VIEs”) for 2018, 2017 and 2016, respectively.
(2)	Net of net income (loss) attributable to NCI.
(3)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing the Company’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for 2018, 2017 and 2016.

 The components of nonoperating income (expense), less net income (loss) attributable to NCI for 2018, 2017 and 2016 were as follows:

(in millions)	2018	2017	2016
Net gain (loss) on investments(1)(2)
Private equity	$(5)	$21	$6
Real assets	26	17	8
Other alternatives(3)	2	38	21
Other investments(4)	(70)	43	22
Subtotal	(47)	119	57
Other gains(5)	51	5	—
Total net gain (loss) on investments(1)(2)	4	124	57
Interest and dividend income	104	49	40
Interest expense(6)	(184)	(205)	(205)
Net interest expense	(80)	(156)	(165)
Nonoperating income (expense), as adjusted(1)(2)	$(76)	$(32)	$(108)

(1)	Net of net income (loss) attributable to NCI. Amounts also include net gain (loss) on consolidated VIEs.
(2)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing the Company’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for 2018, 2017 and 2016.

(3)

Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions. The prior year periods also included net gains related to opportunistic credit strategies.

(4)	Amounts primarily include net gains (losses) related to equity and fixed income investments.
(5)	2018 primarily includes a $40 million pre-tax gain related to the DSP Transaction and a $10 million noncash pre-tax gain related to the revaluation of another strategic investment.
(6)	2017 included a “make-whole” redemption premium of $14 million related to the refinancing of $700 million of 6.25% notes, which were repaid prior to their September 2017 maturity.

Income Tax Expense

	GAAP			As adjusted
(in millions)	2018	2017 (1)	2016 (1)	2018	2017 (1)	2016 (1)
Operating income(2)	$5,457	$5,254	$4,565	$5,531	$5,269	$4,669
Total nonoperating income (expense)(2)(3)	(76)	(32)	(108)	(76)	(32)	(108)
Income before income taxes(3)	$5,381	$5,222	$4,457	$5,455	$5,237	$4,561
Income tax expense(4)	$1,076	$270	$1,289	$1,094	$1,539	$1,351
Effective tax rate(4)	20.0%	5.2%	28.9%	20.0%	29.4%	29.6%

(1)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. For further information, refer to Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in Part II, Item 8.

(2)	See Non-GAAP Financial Measures for further information on and reconciliation of as adjusted items.
(3)	Net of net income (loss) attributable to NCI.
(4)	GAAP income tax expense and effective tax rate for 2017 reflects a $1.2 billion net tax benefit related to the 2017 Tax Act.

The Company’s tax rate is affected by tax rates in foreign jurisdictions and the relative amount of income earned in those jurisdictions, which the Company expects to be fairly consistent in the near term. The significant foreign jurisdictions that have different statutory tax rates than the US federal statutory rate of 21% include the United Kingdom, Germany, Canada and Switzerland.

2018 Income tax expense (GAAP) reflected:

o	a reduced tax rate associated with the 2017 Tax Act;
o	$81 million discrete tax benefits, primarily related to changes in the Company’s organization entity structure; and
o	a $64 million discrete tax benefit related to stock-based compensation awards that vested in 2018.

2017 Income tax expense (GAAP) reflected:

o	the following amounts related to the 2017 Tax Act:
o	$106 million tax expense related to the revaluation of certain deferred income tax assets;
o	$1,758 million noncash tax benefit related to the revaluation of certain deferred income tax liabilities; and
o	$477 million tax expense related to the mandatory deemed repatriation of undistributed foreign earnings and profits.
o	a noncash expense of $16 million, primarily associated with the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes; and
o

$173 million discrete tax benefits, primarily related to stock-based compensation awards, including $151 million related to the adoption of new accounting guidance related to stock-based compensation awards. See Note 2, Significant Accounting Policies, for further information.

The as adjusted effective tax rate of 29.4% for 2017 excluded the noncash deferred tax revaluation benefit of $1,758 million and noncash expense of $16 million mentioned above as it will not have a cash flow impact and to ensure comparability among periods presented. In addition, the deemed repatriation tax expense of $477 million has been excluded from the as adjusted results due to the one-time nature and to ensure comparability among periods presented.

2016 Income tax expense (GAAP) reflected:

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

	December 31, 2018
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Products(2)	As Adjusted
Assets
Cash and cash equivalents	$6,302	$—	$59	$6,243
Accounts receivable	2,657	—	—	2,657
Investments	1,796	—	76	1,720
Assets of consolidated VIEs:		—	—
Cash and cash equivalents	186	—	186	—
Investments	2,680	—	1,019	1,661
Other assets	876	—	876	—
Separate account assets and collateral held under securities lending agreements	110,940	110,940	—	—
Other assets(3)	2,771	—	(7)	2,778
Subtotal	128,208	110,940	2,209	15,059
Goodwill and intangible assets, net	31,365	—	—	31,365
Total assets	$159,573	$110,940	$2,209	$46,424
Liabilities
Accrued compensation and benefits	$1,988	$—	$—	$1,988
Accounts payable and accrued liabilities	1,292	—	—	1,292
Liabilities of consolidated VIEs	1,374	—	1,374	—
Borrowings	4,979	—	—	4,979
Separate account liabilities and collateral liabilities under securities lending agreements	110,940	110,940	—	—
Deferred income tax liabilities(4)	3,571	—	—	3,571
Other liabilities	1,889	—	(331)	2,220
Total liabilities	126,033	110,940	1,043	14,050
Equity
Total stockholders’ equity	32,374	—	—	32,374
Noncontrolling interests	1,166	—	1,166	—
Total equity	33,540	—	1,166	32,374
Total liabilities and equity	$159,573	$110,940	$2,209	$46,424

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts represent the portion of assets and liabilities of Consolidated Sponsored Investment Products attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)

Amount included approximately $4.0 billion of deferred income tax liabilities related to goodwill and intangibles. See Note 23, Income Taxes, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the consolidated statements of financial condition as of December 31, 2018 and 2017 contained in Part II, Item 8 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at December 31, 2018 and 2017 included $59 million and $63 million, respectively, of cash held by consolidated VREs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2018).

Accounts receivable at December 31, 2018 decreased $42 million from December 31, 2017. Investments were $1,796 million at December 31, 2018 (for more information see Investments herein). Goodwill and intangible assets increased $756 million from December 31, 2017, primarily due to the TCP and Citibanamex transactions, partially offset by amortization of intangible assets. Other assets (including property and equipment) increased $543 million from December 31, 2017, primarily related to an increase in certain strategic investments, deferred tax assets and current taxes receivable.

Liabilities. Accrued compensation and benefits at December 31, 2018 decreased $165 million from December 31, 2017, primarily due to lower 2018 incentive compensation accruals. Accounts payable and accrued liabilities at December 31, 2018 increased $131 million from December 31, 2017 primarily due to higher current income taxes payables and increased accruals. Other liabilities increased $263 million from December 31, 2017, primarily related to an increase in uncertain tax positions and contingent consideration fair value adjustments related to prior acquisitions.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,796 million and $2,680 million, respectively, at December 31, 2018. Total Investments include consolidated investments held by sponsored investment products accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	December 31, 2018	December 31, 2017
Investments, GAAP	$1,796	$1,981
Investments held by consolidated VIEs, GAAP	2,680	1,493
Total investments	4,476	3,474
Investments held by consolidated VIEs	(2,680)	(1,493)
Net interest in consolidated VIEs(1)	1,661	1,225
Investments held by consolidated VREs	(524)	(512)
Net interest in consolidated VREs	448	460
Total investments, as adjusted	3,381	3,154
Federal Reserve Bank stock	(92)	(91)
Deferred compensation investments	(34)	(56)
Hedged investments	(483)	(587)
Carried interest (VIEs/VREs)	(387)	(298)
Total “economic” investment exposure	$2,385	$2,122

(1)	Amount included $369 million and $266 million of carried interest (VIEs) as of December 31, 2018 and 2017, respectively, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at December 31, 2018 and 2017:

(in millions)	December 31, 2018	December 31, 2017
Private equity	$305	$331
Real assets	377	313
Other alternatives(1)	199	236
Other investments(2)	1,504	1,242
Total “economic” investment exposure	$2,385	$2,122

(1)	Other alternatives primarily include hedge funds/funds of hedge funds.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as UK government securities, primarily held for regulatory purposes.

As adjusted investment activity for 2018 and 2017 was as follows:

(in millions)	2018	2017
Total Investments, as adjusted, beginning balance	$3,154	$2,414
Purchases/capital contributions/acquisitions	1,494	1,082
Sales/maturities	(1,124)	(696)
Distributions (1)	(95)	(102)
Market appreciation(depreciation)/earnings from equity method investments	(107)	240
Carried interest capital allocations/(distributions)/acquired	89	172
Other	(30)	44
Total Investments, as adjusted, ending balance	$3,381	$3,154

(1)	Amount includes distributions representing return of capital and return on investments.

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

The following table presents a reconciliation of the consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Products:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Products	Cash Flows Excluding Impact of Consolidated Sponsored Investment Products
Cash, cash equivalents and restricted cash, December 31, 2016	$6,192	$137	$6,055
Cash flows from/(used in) operating activities	3,950	(303)	4,253
Cash flows from/(used in) investing activities	(608)	(91)	(517)
Cash flows from/(used in) financing activities	(2,630)	464	(3,094)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	192	—	192
Net change in cash, cash equivalents and restricted cash	904	70	834
Cash, cash equivalents and restricted cash, December 31, 2017	$7,096	$207	$6,889
Cash flows from/(used in) operating activities	3,075	(1,181)	4,256
Cash flows from/(used in) investing activities	(808)	(84)	(724)
Cash flows from/(used in) financing activities	(2,765)	1,303	(4,068)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(93)	—	(93)
Net change in cash, cash equivalents and restricted cash	(591)	38	(629)
Cash, cash equivalents and restricted cash, December 31, 2018	$6,505	$245	$6,260

Sources of BlackRock’s operating cash primarily include investment advisory, administration fees and securities lending revenue, performance fees, technology services revenue, advisory revenue and distribution fees. BlackRock uses its cash to pay for all operating expense, interest and principal on borrowings, income taxes, dividends on BlackRock’s capital stock, repurchases of the Company’s stock, acquisitions, capital expenditures and purchases of co-investments and seed investments.

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

Cash flows used in investing activities, excluding the impact of Consolidated Sponsored Investment Products, for 2018 were $724 million and primarily reflected approximately $600 million net outflows related to the TCP, Citibanamex, and DSP transactions, and $204 million of purchases of property and equipment.

Cash flows used in financing activities, excluding the impact of Consolidated Sponsored Investment Products, for 2018 were $4,068 million, primarily resulting from $2.09 billion of share repurchases, including $1.66 billion in open market transactions and $427 million of employee tax withholdings related to employee stock transactions, and $1.97 billion of cash dividend payments.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at December 31, 2018 and 2017 were as follows:

(in millions)	December 31, 2018	December 31, 2017
Cash and cash equivalents(1)	$6,302	$6,894
Cash and cash equivalents held by consolidated VREs(2)	(59)	(63)
Subtotal	6,243	6,831
Credit facility — undrawn	4,000	4,000
Total liquidity resources(3)	$10,243	$10,831

(1)

The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 50% and 40% at December 31, 2018 and 2017, respectively.  See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)

Amounts do not reflect a reduction for year-end incentive compensation accruals of approximately $1.4 billion and $1.5 billion for 2018 and 2017, respectively, which are paid in the first quarter of the following year.

Total liquidity resources decreased $588 million during 2018, primarily reflecting cash payments of 2017 year-end incentive awards, share repurchases of $2.09 billion, $1.97 billion of cash dividend payments and approximately $600 million net outflows related to the TCP, Citibanamex and DSP transactions, partially offset by cash flows from other operating activities.

A significant portion of the Company’s $3,381 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. The Company repurchased 3.5 million common shares in open market transactions under its share repurchase program for approximately $1.66 billion during 2018. At December 31, 2018, there were 2.9 million shares still authorized to be repurchased.

In January 2019, the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program for a total remaining capacity of up to approximately 9.9 million shares of BlackRock common stock.

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

BlackRock Institutional Trust Company, N.A. (“BTC”) is chartered as a national bank that does not accept deposits or make commercial loans and whose powers are limited to trust and other fiduciary activities. BTC provides investment management services, including investment advisory and securities lending agency services, to institutional clients. BTC is subject to regulatory capital and liquid asset requirements administered by the Office of the Comptroller of the Currency.

At both December 31, 2018 and 2017, the Company was required to maintain approximately $1.8 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Undistributed Earnings of Foreign Subsidiaries. As a result of the 2017 Tax Act and the one-time mandatory deemed repatriation tax on untaxed accumulated foreign earnings, US income taxes were provided on the undistributed foreign earnings. The financial statement basis in excess of tax basis of its foreign subsidiaries remains indefinitely reinvested in foreign operations. The Company will continue to evaluate its capital management plans throughout 2019.

Short-Term Borrowings

2018 Revolving Credit Facility.  The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2018 to extend the maturity date to March 2023 (the “2018 credit facility”). The 2018 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2018 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2018 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2018. The 2018 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At December 31, 2018, the Company had no amount outstanding under the 2018 credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2018 credit facility. At December 31, 2018, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value of long-term borrowings at December 31, 2018 included the following:

(in millions)	Maturity Amount	Carrying Value	Maturity
5.00% Notes	$1,000	$1,000	December 2019
4.25% Notes	750	749	May 2021
3.375% Notes	750	747	June 2022
3.50% Notes	1,000	995	March 2024
1.25% Notes(1)	800	795	May 2025
3.20% Notes	700	693	March 2027
Total Long-term Borrowings	$5,000	$4,979

(1)	The carrying value of the 1.25% Notes is calculated using the EUR/USD foreign exchange rate as of December 31, 2018.

For more information on Company’s borrowings, see Note 13, Borrowings, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Contractual Obligations, Commitments and Contingencies

The following table sets forth contractual obligations, commitments and contingencies by year of payment at December 31, 2018:

(in millions)	2019	2020	2021	2022	2023	Thereafter(1)	Total
Contractual obligations and commitments:
Long-term borrowings(1):
Principal	$1,000	$—	$750	$750	$—	$2,500	$5,000
Interest	175	125	109	80	67	116	672
Operating leases	145	139	130	121	106	1,516	2,157
Purchase obligations	131	85	25	22	18	12	293
Investment commitments	352	—	—	—	—	—	352
Total contractual obligations and commitments	1,803	349	1,014	973	191	4,144	8,474
Contingent obligations:
Contingent payments related to business acquisitions(2)	242	44	35	7	—	—	328
Total contractual obligations, commitments and contingent obligations(3)	$2,045	$393	$1,049	$980	$191	$4,144	$8,802

(1)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using the EUR/USD foreign exchange rate as of December 31, 2018.
(2)

The amount of contingent payments reflected for any year represents the expected payments using foreign currency exchange rates as of December 31, 2018. The fair value of the remaining aggregate contingent payments at December 31, 2018 totaled $287 million and is included in other liabilities on the consolidated statements of financial condition.

(3)

At December 31, 2018, the Company had approximately $546 million of net unrecognized tax benefits. Due to the uncertainty of timing and amounts that will ultimately be paid, this amount has been excluded from the table above.

Operating Leases. The Company leases its primary office locations under agreements that expire on varying dates through 2043. In connection with certain lease agreements, the Company is responsible for escalation payments. The contractual obligations table above includes only guaranteed minimum lease payments for such leases and does not project potential escalation or other lease-related payments. These leases are classified as operating leases and, as such, are currently not recorded as liabilities on the consolidated statements of financial condition.

In May 2017, the Company entered into an agreement with 50 HYMC Owner LLC, for the lease of approximately 847,000 square feet of office space located at 50 Hudson Yards, New York, New York. The term of the lease is twenty years from the date that rental payments begin, expected to occur in May 2023, with the option to renew for a specified term. The lease requires annual base rental payments of approximately $51 million per year during the first five years of the lease term, increasing every five years to $58 million, $66 million and $74 million per year (or approximately $1.2 billion in base rent over its twenty-year term). This lease is classified as an operating lease and, as such, is currently not recorded as a liability on the consolidated statements of financial condition.

Purchase Obligations. In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts, which are either noncancelable or cancelable with a penalty. At December 31, 2018, the Company’s obligations primarily reflected standard service contracts for portfolio services, market data, office-related services and third-party marketing and promotional services, and obligations for equipment. Purchase obligations are recorded on the consolidated financial statements when services are provided and, as such, obligations for services and equipment not received are not included in the consolidated statement of financial condition at December 31, 2018.

Investment Commitments. At December 31, 2018, the Company had $352 million of various capital commitments to fund sponsored investment products, including consolidated VIEs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at December 31, 2018 totaled $287 million, and is included in other liabilities on the consolidated statements of financial condition.

The following items have not been included in the contractual obligations, commitments and contingencies table:

Carried Interest Clawback. As a general partner in certain investment products, including private equity partnerships and certain hedge funds, the Company may receive carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a return as specified in the various partnership agreements. Therefore, BlackRock records carried interest subject to such clawback provisions in Total Investments, or cash/cash of consolidated VIEs to the extent that it is distributed, and as a deferred carried interest liability/other liabilities of consolidated VIEs on its consolidated statements of financial condition. Carried interest is recorded as performance fees on BlackRock’s consolidated statements of income when fees are no longer probable of significant reversal.

Indemnifications. In the ordinary course of business or in connection with certain acquisition agreements, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined or the likelihood of any liability is considered remote and, therefore, has not been included in the table above or recorded in the consolidated statement of financial condition at December 31, 2018. See further discussion in Note 14, Commitments and Contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of December 31, 2018 and subject to this type of indemnification was $201 billion. In the Company’s capacity as lending agent, cash and securities totaling $214 billion was held as collateral for indemnified securities on loan at December 31, 2018. The fair value of these indemnifications was not material at December 31, 2018.

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

Compensation and Benefit Obligations. The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the contractual obligations and commitments table above. Accrued compensation and benefits at December 31, 2018 totaled $1,988 million and included incentive compensation of $1,424 million, deferred compensation of $310 million and other compensation and benefits related obligations of $254 million. Substantially all of the incentive compensation liability was paid in the first quarter of 2019, while the deferred compensation obligations are generally payable over periods of up to three years.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the consolidated financial statements included in Part II, Item 8 of this filing, including information regarding the adoption of ASU 2014-09.

Consolidation

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles. The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. See Note 5, Consolidated Voting Rights Entities, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information. Investments that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity.

At December 31, 2018, BlackRock was determined to be the PB for certain investment products that were determined to be VIEs, which required BlackRock to consolidate them. BlackRock was deemed to be the PB because it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company generally consolidates VIEs in which it holds an equity ownership interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%. See Note 6, Variable Interest Entities, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

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

At December 31, 2018, the Company had $781 million and $459 million of equity method investments, included in investments and other assets, respectively, and at December 31, 2017, the Company had $816 million and $468 million of equity method investments included in investments and other assets, respectively.

Other nonequity method minority strategic investments.  Other nonequity method minority strategic investments are recorded within other assets on the consolidated statements of financial condition. At December 31, 2018 and 2017, these investments totaled $199 million and $45 million, respectively, and included investments in equity securities, which are generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities. Changes in value of these securities are recorded in nonoperating income (expense) on the consolidated statements of income. See Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

Impairments of Investments. Evaluation of impairments involves significant assumptions and management judgments, which could differ from actual results, and these differences could have a material impact on the consolidated statements of income. See Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

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

Changes in Valuation. Changes in value on $4,476 million of Total Investments will impact the Company’s nonoperating income (expense), $280 million are held at cost or amortized cost and the remaining $387 million relates to carried interest, which will not impact nonoperating income (expense). At December 31, 2018, changes in fair value of $2,835 million of consolidated VIEs/VREs will impact BlackRock’s net income (loss) attributable to noncontrolling interests on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of consolidated VIEs/VREs was $1,740 million.

Goodwill and Intangible Assets

The value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open-end investment funds as well as collective trust funds without a specified termination date are classified as indefinite-lived intangible assets. The assignment of indefinite lives to such investment fund contracts is based upon the assumption there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. In addition, trade names/trademarks are considered indefinite-lived intangibles as they are expected to generate cash flows indefinitely. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts and investor/customer relationships, which relate to acquired separate accounts and funds with a specified termination date, are amortized over their remaining expected useful lives, which, at December 31, 2018, ranged from 1 to 12 years with a weighted-average remaining estimated useful life of 6.5 years.

Goodwill. The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. The impairment assessment performed as of July 31, 2018 indicated no impairment charge was required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2018, the Company’s common stock closed at $392.82, which exceeded its book value of approximately $204.23 per share.

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

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $50 million, $89 million and $99 million for 2018, 2017 and 2016, respectively.

In 2018, 2017 and 2016, the Company performed impairment tests, including evaluating various qualitative factors and performing certain quantitative assessments. The Company determined that no impairment charges were required and that the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes to the expected lives of the finite-lived intangibles were required. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

Contingent Consideration Liabilities

In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets. The fair value of this contingent consideration is estimated at the time of acquisition closing and is included in other liabilities on the consolidated statements of financial condition. As the fair value of the expected payments amount subsequently change, the contingent consideration liability is adjusted, resulting in contingent consideration fair value adjustments recorded within general and administration expense of the consolidated statements of income. Cash payments up to the acquisition date fair value of the contingent consideration liability are reflected as financing activities with excess (if any) cash payments classified in operating activities. Any cash payments made soon after the acquisition date will be classified in investing activities.

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

Significant management judgment is required in estimating the ranges of possible outcomes and determining the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2018, BlackRock had $795 million of gross unrecognized tax benefits, of which $462 million, if recognized, would affect the effective tax rate.

Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2018, the Company had deferred income tax assets of $163 million and deferred income tax liabilities of $3,571 million on the consolidated statement of financial condition. Changes in deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company.

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

The Company records income taxes based upon its estimated income tax liability or benefit. The Company’s actual tax liability or benefit may differ from the estimated income tax liability or benefit. The Company had current income taxes receivables of approximately $282 million and current income taxes payables of $341 million at December 31, 2018.

For further information on the 2017 Tax Act, see Note 23, Income Taxes, in the consolidated financial statements included in Part II, Item 8 of this filing.

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

Investment advisory and administration fees are recognized as the services are performed over time because the customer is receiving and consuming the benefits as they are provided by the Company. Fees are primarily based on agreed-upon percentages of AUM and recognized for services provided during the period, which are distinct from services provided in other periods. Such fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. AUM represents the broad range of financial assets the Company manages for clients on a discretionary basis pursuant to investment management and trust agreements that are expected to continue for at least 12 months. In general, reported AUM reflects the valuation methodology that corresponds to the basis used for determining revenue (for example, net asset value).

The Company earns revenue by lending securities on behalf of clients, primarily to highly rated banks and broker-dealers. The securities loaned are secured by collateral, generally ranging from 102% to 112% of the value of the loaned securities. For 2018, 2017 and 2016, securities lending revenue earned by the Company totaled $627 million, $597 million and $579 million, respectively, and is recorded in investment advisory, administration and securities lending revenue on the consolidated statements of income. Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

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

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2018 and 2017, the Company had $293 million and $219 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown. See Note 15, Revenue, in the notes to the consolidated financial statements for detailed changes in the deferred carried interest liability balance for 2018 and 2017.

Fees earned for technology services are recorded as services are performed and are generally determined using the value of positions on the Aladdin platform or on a fixed-rate basis.

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

Accounting Developments

For accounting pronouncements that the Company adopted during the year ended December 31, 2018 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2018, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At December 31, 2018, the Company had outstanding total return swaps with an aggregate notional value of approximately $483 million. At December 31, 2018, there were no outstanding interest rate swaps.

At December 31, 2018, approximately $3.2 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment products accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $2.4 billion. See Balance Sheet Overview-Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk. At December 31, 2018, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $845 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $84.5 million in the carrying value of such investments.

Interest-Rate/Credit Spread Risk. At December 31, 2018, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $1,540 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $39 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $666 million at December 31, 2018. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $66.6 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At December 31, 2018, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.2 billion.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition as of December 31, 2018 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 28, 2019

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

Item 11. Executive Compensation

The information contained in the sections captioned “Item 2: Approval, in a Non-Binding Advisory Vote, of the Compensation for Named Executive Officers – Executive Compensation – Compensation Discussion and Analysis” and “Item 1: Election of Directors – Corporate Governance – 2018 Director Compensation” of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the sections captioned “Item 1: Election of Directors – Ownership of BlackRock Common and Preferred Stock” and “Item 2 – Approval, in a Non-Binding Advisory Vote, of the Compensation for Named Executive Officers – Executive Compensation – Compensation Discussion and Analysis – Our Compensation Program – BlackRock Performance Incentive Plan (“BPIP”)” of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Item 1: Election of Directors – Certain Relationships and Related Transactions” and “Item 1: Election of Directors – Corporate Governance – Corporate Governance Practices and Policies – Director Independence” of the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information regarding BlackRock’s independent auditor fees and services in the section captioned “Item 3: Ratification of the Appointment of the Independent Registered Public Accounting Firm” of the Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.
3.3(3)	Amended and Restated Bylaws of BlackRock.
3.4(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.
3.5(4)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.
3.6(4)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.
3.7(5)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.
4.1(6)	Specimen of Common Stock Certificate.
4.2(7)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.
4.3(8)	Form of 5.00% Notes due 2019.
4.4(9)	Form of 4.25% Notes due 2021.
4.5(10)	Form of 3.375% Notes due 2022.
4.6(11)	Form of 3.500% Notes due 2024.
4.7(12)	Form of 1.250% Notes due 2025.
4.8(13)	Form of 3.200% Notes due 2027.
4.9(12)	Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the Indenture.
10.1(14)	BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.2(15)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan.+
10.3(16)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+
10.4(17)	Form of Restricted Stock Unit Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.5(17)	Form of Performance-Based Restricted Stock Unit Agreement (BPIP) under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.6(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.7(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.8(1)

Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+

10.9 (18)	Form of Performance-Based Stock Option Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan. +
10.10(14)	BlackRock, Inc. Amended and Restated Voluntary Deferred Compensation Plan, as amended and restated as of November 16, 2015.+
10.11(19)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+
10.12(20)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+
10.13(21)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+
10.14(4)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+
10.15(22)	Fourth Amendment, dated as of August 7, 2012, to the Share Surrender Agreement.+
10.16(23)

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

10.17(24)

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

10.21(28)

Amendment No. 5, dated as of April 8, 2016, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.22(29)

Amendment No. 6, dated as of April 6, 2017, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.23(30)

Amendment No. 7, dated as of April 3, 2018, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.24(4)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.
10.25(31)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.
10.26(32)

Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

10.27(33)	Lease, by and between BlackRock, Inc. and 50 HYMC Holdings LLC.*
10.28(34)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock.+
10.29(35)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of December 23, 2014.
10.30(35)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Citigroup Global Markets Inc., dated as of December 23, 2014.
10.31(35)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of January 6, 2015.
10.32(35)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Credit Suisse Securities (USA) LLC dated as of January 6, 2015.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Registrant.
23.1	Deloitte & Touche LLP Consent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.

(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 22, 2016.

(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.

(5)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.

(6)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.

(7)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.

(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.

(10)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 31, 2012.

(11)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 18, 2014.

(12)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2015.

(13)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2017.

(14)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2015.

(15)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.

(17)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

(18)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

(19)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(20)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.

(21)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(22)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.

(25)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2013.

(26)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2014.

(27)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2015.

(28)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 14, 2016.

(29)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 11, 2017.

(30)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 6, 2018.

(31)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.

(32)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.

(33)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

(34)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.

(35)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2014.

+	Denotes compensatory plans or arrangements.

*	Portions of this exhibit have been omitted pursuant to a confidential treatment order from the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ LAURENCE D. FINK
Laurence D. Fink
Chairman, Chief Executive Officer and Director

February 28, 2019

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

Signature	Title	Date
/S/ LAURENCE D. FINK Laurence D. Fink	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
/S/ GARY S. SHEDLIN Gary S. Shedlin	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 28, 2019
/S/ MARC D. COMERCHERO Marc D. Comerchero	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
/S/ MATHIS CABIALLAVETTA	Director	February 28, 2019
Mathis Cabiallavetta
/S/ PAMELA DALEY	Director	February 28, 2019
Pamela Daley
/S/ WILLIAM S. DEMCHAK	Director	February 28, 2019
William S. Demchak
/S/ JESSICA P. EINHORN	Director	February 28, 2019
Jessica P. Einhorn
/S/ WILLIAM E. FORD	Director	February 28, 2019
William E. Ford
/S/ FABRIZIO FREDA	Director	February 28, 2019
Fabrizio Freda
/S/ MURRY S. GERBER	Director	February 28, 2019
Murry S. Gerber
/S/ MARGARET L. JOHNSON	Director	February 28, 2019
Margaret L. Johnson
/S/ ROBERT S. KAPITO	Director	February 28, 2019
Robert S. Kapito
/S/ SIR DERYCK MAUGHAN	Director	February 28, 2019
Sir Deryck Maughan
/S/ CHERYL D. MILLS	Director	February 28, 2019
Cheryl D. Mills
/S/ GORDON M. NIXON	Director	February 28, 2019
Gordon M. Nixon
/S/ CHARLES H. ROBBINS	Director	February 28, 2019
Charles H. Robbins
/S/ IVAN G. SEIDENBERG	Director	February 28, 2019
Ivan G. Seidenberg
/S/ MARCO ANTONIO SLIM DOMIT	Director	February 28, 2019
Marco Antonio Slim Domit
/S/ SUSAN L. WAGNER	Director	February 28, 2019
Susan L. Wagner
/S/ MARK WILSON	Director	February 28, 2019
Mark Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2019

We have served as the Company's auditor since 2002.

BlackRock, Inc.

Consolidated Statements of Financial Condition

(in millions, except shares and per share data)	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$6,302	$6,894
Accounts receivable	2,657	2,699
Investments	1,796	1,981
Assets of consolidated variable interest entities:
Cash and cash equivalents	186	144
Investments	2,680	1,493
Other assets	876	66
Separate account assets	90,285	149,937
Separate account collateral held under securities lending agreements	20,655	24,190
Property and equipment (net of accumulated depreciation of $750 and $658 at December 31, 2018 and 2017, respectively)	643	592
Intangible assets (net of accumulated amortization of $244 and $219 at December 31, 2018 and 2017, respectively)	17,839	17,389
Goodwill	13,526	13,220
Other assets	2,128	1,636
Total assets	$159,573	$220,241
Liabilities
Accrued compensation and benefits	$1,988	$2,153
Accounts payable and accrued liabilities	1,292	1,161
Liabilities of consolidated variable interest entities:
Borrowings	84	—
Other liabilities	1,290	369
Borrowings	4,979	5,014
Separate account liabilities	90,285	149,937
Separate account collateral liabilities under securities lending agreements	20,655	24,190
Deferred income tax liabilities	3,571	3,527
Other liabilities	1,889	1,626
Total liabilities	126,033	187,977
Commitments and contingencies (Note 14)
Temporary equity
Redeemable noncontrolling interests	1,107	416
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at December 31, 2018 and 2017;

  Shares issued: 171,252,185 at December 31, 2018 and 2017;

  Shares outstanding: 157,553,501 and 159,977,115 at December 31, 2018 and

  2017, respectively

Series B nonvoting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 150,000,000 at December 31, 2018 and 2017; Shares issued and outstanding: 823,188 at December 31, 2018 and 2017;
Series C nonvoting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 6,000,000 at December 31, 2018 and 2017; Shares issued and outstanding: 143,458 at December 31, 2018 and 246,522 at December 31, 2017
Additional paid-in capital	19,168	19,256
Retained earnings	19,282	16,939
Accumulated other comprehensive loss	(691)	(432)
Treasury stock, common, at cost (13,698,684 and 11,275,070 shares held at December 31, 2018 and 2017, respectively)	(5,387)	(3,967)
Total BlackRock, Inc. stockholders’ equity	32,374	31,798
Nonredeemable noncontrolling interests	59	50
Total permanent equity	32,433	31,848
Total liabilities, temporary equity and permanent equity	$159,573	$220,241

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(in millions, except shares and per share data)	2018	2017	2016
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$8,226	$7,692	$6,785
Other third parties	3,327	3,176	3,063
Total investment advisory, administration fees and securities lending revenue	11,553	10,868	9,848
Investment advisory performance fees	412	594	295
Technology services revenue	785	657	588
Distribution fees	1,155	1,183	1,198
Advisory and other revenue	293	298	332
Total revenue	14,198	13,600	12,261
Expense
Employee compensation and benefits	4,320	4,253	3,878
Distribution and servicing costs	1,675	1,663	1,608
Direct fund expense	998	895	757
General and administration	1,638	1,446	1,278
Restructuring charge	60	—	76
Amortization of intangible assets	50	89	99
Total expense	8,741	8,346	7,696
Operating income	5,457	5,254	4,565
Nonoperating income (expense)
Net gain (loss) on investments	1	161	55
Interest and dividend income	104	49	40
Interest expense	(184)	(205)	(205)
Total nonoperating income (expense)	(79)	5	(110)
Income before income taxes	5,378	5,259	4,455
Income tax expense	1,076	270	1,289
Net income	4,302	4,989	3,166
Less:
Net income (loss) attributable to noncontrolling interests	(3)	37	(2)
Net income attributable to BlackRock, Inc.	$4,305	$4,952	$3,168
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$26.86	$30.54	$19.27
Diluted	$26.58	$30.12	$19.02
Cash dividends declared and paid per share	$12.02	$10.00	$9.16
Weighted-average common shares outstanding:
Basic	160,301,116	162,160,601	164,425,858
Diluted	161,948,732	164,415,035	166,579,752

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(in millions)	2018	2017	2016
Net income	$4,302	$4,989	$3,166
Other comprehensive income:
Foreign currency translation adjustments(1)	(253)	285	(269)
Other	—	(1)	1
Other comprehensive income (loss)	(253)	284	(268)
Comprehensive income	4,049	5,273	2,898
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3)	37	(2)
Comprehensive income attributable to BlackRock, Inc.	$4,052	$5,236	$2,900
(1)

Amount for 2018 included a gain from a net investment hedge of $30 million (net of tax of $10 million). Amounts for 2017 and 2016 included a loss of $64 million (net of tax benefit of $38 million) and a gain from a net investment hedge of $14 million (net of tax of $8 million), respectively.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2015	$19,407	$12,033	$(448)	$(2,489)	$28,503	$77	$28,580	$464
Net income	—	3,168	—	—	3,168	(2)	3,166	—
Dividends paid	—	(1,545)	—	—	(1,545)	—	(1,545)	—
Stock-based compensation	521	—	—	—	521	—	521	—
PNC preferred stock capital contribution	172	—	—	—	172		172	—
Retirement of preferred stock	(172)	—	—	—	(172)		(172)	—
Issuance of common shares related to employee stock transactions	(667)	—	—	703	36	—	36	—
Employee tax withholdings related to employee stock transactions	—	—	—	(274)	(274)	—	(274)	—
Shares repurchased	—	—	—	(1,125)	(1,125)	—	(1,125)	—
Net tax benefit (shortfall) from stock-based compensation	78	—	—	—	78	—	78	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(23)	(23)	1,169
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(1,439)
Other comprehensive income (loss)	—	—	(268)	—	(268)	—	(268)	—
Adoption of new accounting pronouncement	—	(6)	—	—	(6)	—	(6)	—
December 31, 2016	$19,339	$13,650	$(716)	$(3,185)	$29,088	$52	$29,140	$194
Net income	—	4,952	—	—	4,952	2	4,954	35
Dividends paid	—	(1,662)	—	—	(1,662)	—	(1,662)	—
Stock-based compensation	542	—	—	—	542	—	542	—
PNC preferred stock capital contribution	193	—	—	—	193	—	193	—
Retirement of preferred stock	(193)	—	—	—	(193)	—	(193)	—
Issuance of common shares related to employee stock transactions	(626)	—	—	639	13	—	13	—
Employee tax withholdings related to employee stock transactions	—	—	—	(321)	(321)	—	(321)	—
Shares repurchased	—	—	—	(1,100)	(1,100)	—	(1,100)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(18)	(18)	482
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	14	14	(295)
Other comprehensive income (loss)	—	—	284	—	284	—	284	—
Adoption of new accounting pronouncement	3	(1)	—	—	2	—	2	—
December 31, 2017	$19,258	$16,939	$(432)	$(3,967)	$31,798	$50	$31,848	$416

(1)	Amounts include $2 million of common stock at December 31, 2017, 2016 and 2015.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2017	$19,258	$16,939	$(432)	$(3,967)	$31,798	$50	$31,848	$416
Net income	—	4,305	—	—	4,305	—	4,305	(3)
Dividends paid	—	(1,968)	—	—	(1,968)	—	(1,968)	—
Stock-based compensation	564	—	—	—	564	—	564	—
PNC preferred stock capital contribution	58	—	—	—	58	—	58	—
Retirement of preferred stock	(58)	—	—	—	(58)	—	(58)	—
Issuance of common shares related to employee stock transactions	(652)	—	—	667	15	—	15	—
Employee tax withholdings related to employee stock transactions	—	—	—	(427)	(427)	—	(427)	—
Shares repurchased	—	—	—	(1,660)	(1,660)	—	(1,660)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	9	9	1,254
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(560)
Other comprehensive income (loss)	—	—	(253)	—	(253)	—	(253)	—
Adoption of new accounting pronouncement	—	6	(6)	—	—	—	—	—
December 31, 2018	$19,170	$19,282	$(691)	$(5,387)	$32,374	$59	$32,433	$1,107

(1)	Amounts include $2 million of common stock at both December 31, 2018 and 2017.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(in millions)	2018	2017	2016
Operating activities
Net income	$4,302	$4,989	$3,166
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	220	240	263
Stock-based compensation	564	542	521
Deferred income tax expense (benefit)	(226)	(1,221)	(15)
Contingent consideration fair value adjustments	65	8	(2)
Other gains	(50)	—	—
Assets and liabilities of consolidated VIEs:
Net (gains) losses within consolidated VIEs	105	(118)	(16)
Net (purchases) proceeds within consolidated VIEs	(1,683)	(302)	(816)
(Earnings) losses from equity method investees	(94)	(122)	(113)
Distributions of earnings from equity method investees	30	35	31
Changes in operating assets and liabilities:
Accounts receivable	4	(521)	(65)
Investments, trading	(32)	(222)	(449)
Other assets	(223)	(173)	(153)
Accrued compensation and benefits	(230)	276	(86)
Accounts payable and accrued liabilities	43	308	26
Other liabilities	280	231	(19)
Net cash provided by/(used in) operating activities	3,075	3,950	2,273
Investing activities
Purchases of investments	(327)	(489)	(377)
Proceeds from sales and maturities of investments	449	166	378
Distributions of capital from equity method investees	24	32	34
Net consolidations (deconsolidations) of sponsored investment funds	(51)	(60)	(257)
Acquisitions, net of cash acquired	(699)	(102)	(30)
Purchases of property and equipment	(204)	(155)	(119)
Net cash provided by/(used in) investing activities	(808)	(608)	(371)
Financing activities
Proceeds from long-term borrowings	—	697	—
Repayments of long-term borrowings	—	(700)	—
Cash dividends paid	(1,968)	(1,662)	(1,545)
Proceeds from stock options exercised	—	—	26
Repurchases of common stock	(2,087)	(1,421)	(1,399)
Net proceeds from (repayments of) borrowings by consolidated VIEs	40	—	—
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	1,263	464	1,146
Excess tax benefit from stock-based compensation	—	—	82
Other financing activities	(13)	(8)	5
Net cash provided by/(used in) financing activities	(2,765)	(2,630)	(1,685)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(93)	192	(273)
Net increase (decrease) in cash, cash equivalents and restricted cash	(591)	904	(56)
Cash, cash equivalents and restricted cash, beginning of year	7,096	6,192	6,248
Cash, cash equivalents and restricted cash, end of year	$6,505	$7,096	$6,192
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$177	$205	$198
Income taxes (net of refunds)	$1,159	$1,124	$1,365
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$652	$626	$667
PNC preferred stock capital contribution	$58	$193	$172
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(560)	$(281)	$(1,439)

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

At December 31, 2018, The PNC Financial Services Group, Inc. (“PNC”) held 21.6% of the Company’s voting common stock and 22.0% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

2. Significant Accounting Policies

Accounting Pronouncements Adopted in 2018

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

The Company adopted ASU 2014-09 effective January 1, 2018 on a full retrospective basis, which required the Company to recast 2016 and 2017 previously reported amounts. The most significant impact to the Company relates to the presentation of certain distribution costs, which were previously presented net against revenue (contra-revenue) and are now presented as an expense on a gross basis. Revenue recognition related to investment advisory, administration fees and securities lending revenue as well as performance fees remained unchanged, which represents a substantial portion of the Company’s revenue. However, under ASU 2014-09, the Company may recognize certain performance fees, including carried interest, earlier than under the prior revenue recognition guidance. The impact to the consolidated statement of financial condition upon adoption was related to a change in timing of recognition for certain technology services revenue and related costs that resulted in an increase to other assets and other liabilities of $19 million and $25 million, respectively. The cumulative adjustment to retained earnings as of January 1, 2016 was a net decrease of $6 million.

The following table presents the impact of the adoption to the consolidated statements of income for 2017 and 2016, respectively.

	2017			2016
(in millions, except shares and per share data)	Previously Reported	Adoption of the New Revenue Standard Adjustment	Recast	Previously Reported	Adoption of the New Revenue Standard Adjustment	Recast
Total revenue	$12,491	$1,109	$13,600	$11,155	$1,106	$12,261
Total expense	7,219	1,127	8,346	6,585	1,111	7,696
Operating income	$5,272	$(18)	$5,254	$4,570	$(5)	$4,565
Income tax expense	$270	$—	$270	$1,290	$(1)	$1,289
Net income	$5,007	$(18)	$4,989	$3,170	$(4)	$3,166
Net income attributable to BlackRock, Inc.	$4,970	$(18)	$4,952	$3,172	$(4)	$3,168
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$30.65	$(0.11)	$30.54	$19.29	$(0.02)	$19.27
Diluted	$30.23	$(0.11)	$30.12	$19.04	$(0.02)	$19.02
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

Cash Flow Classification.  In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the consolidated statement of cash flows. The Company adopted ASU 2016-15 on January 1, 2018 retrospectively to all periods presented. The adoption of ASU 2016-15 did not have a material impact on the consolidated statements of cash flows.

Restricted Cash. In November 2016, the FASB issued 2016-18, Restricted Cash (“ASU 2016-18”), which clarifies the classification and presentation of restricted cash in the consolidated statement of cash flows.  The Company adopted ASU 2016-18 on January 1, 2018 retrospectively to all periods presented. The adoption of ASU 2016-18 did not have a material impact on the consolidated statements of cash flows. See Note 3, Cash, Cash Equivalents and Restricted Cash, for additional disclosures related to restricted cash.

Reclassifications from Accumulated Other Comprehensive Income.  In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted ASU 2018-02 prospectively on January 1, 2018. The adoption of ASU 2018-02 did not have a material impact on the consolidated statement of financial condition.

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

Cash and Cash Equivalents. Cash and cash equivalents primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less in which the Company is exposed to market and credit risk. Cash and cash equivalent balances that are legally restricted from use by the Company are recorded in other assets on the consolidated statements of financial condition. Cash balances maintained by consolidated voting rights entities (“VREs”) are not considered legally restricted and are included in cash and cash equivalents on the consolidated statements of financial condition. Cash balances maintained by consolidated variable interest entities (“VIEs”) are included in assets of consolidated VIE on the consolidated statements of financial condition.

Investments

Investments in Debt Securities. The Company classifies debt investments as available-for-sale, held-to-maturity or trading based on the Company’s intent to sell the security or, its intent and ability to hold the debt security to maturity.

Available-for-sale securities are those securities that are not classified as trading or held-to-maturity. Available-for-sale securities include certain investments in collateralized loan obligations (“CLOs”) and are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in AOCI within stockholders’ equity in the period of the change. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from AOCI to nonoperating income (expense) on the consolidated statements of income.

Held-to-maturity securities are purchased with the positive intent and ability to be held to maturity and are recorded at amortized cost on the consolidated statements of financial condition.

Trading securities are those investments that are purchased principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in nonoperating income (expense) on the consolidated statements of income. Trading securities include certain investments in CLOs for which the fair value option is elected in order to reduce operational complexity of bifurcating embedded derivatives.

Investments in Equity Securities. Equity securities are generally carried at fair value on the consolidated statements of financial condition with changes in the fair value recorded through net income (“FVTNI”) within nonoperating income (expense). For nonmarketable equity securities, the Company generally elects to apply the practicality exception to fair value measurement, under which such securities will be measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded in the consolidated statements of income. Dividends received are recorded as dividend income within nonoperating income (expense).

Equity Method. The Company applies the equity method of accounting for equity investments where the Company does not consolidate the investee, but can exert significant influence over the financial and operating policies of the investee. The Company’s share of the investee’s underlying net income or loss is recorded as net gain (loss) on investments within nonoperating income (expense) and as other revenue for certain strategic investments since such companies are considered to be an extension of the Company’s core business. The Company’s share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the consolidated statement of financial condition. Distributions received reduce the Company’s carrying value of the investee and the cost basis if deemed to be a return of capital.

Impairments of Investments. Management periodically assesses equity method, available-for-sale and held-to-maturity investments for other-than-temporary impairment (“OTTI”). If an OTTI exists, an impairment charge would be recorded for the excess of the carrying amount of the investment over its estimated fair value in the consolidated statements of income.

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

Retention of Specialized Investment Company Accounting Principles. Upon consolidation of sponsored investment funds, the Company retains the specialized investment company accounting principles of the underlying funds. All of the underlying investments held by such consolidated sponsored investment funds are carried at fair value with corresponding changes in the investments’ fair values reflected in nonoperating income (expense) on the consolidated statements of income. When the Company no longer controls these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for as an equity method investment or equity securities FVTNI if the Company still maintains an investment.

Money Market Fee Waivers. The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). During 2018, 2017 and 2016, these waivers resulted in a reduction of management fees of approximately $0 million, $6 million and $56 million, respectively. Approximately 0% and 35% of Yield Support waivers for 2017 and 2016, respectively, were offset by a reduction of BlackRock’s distribution and servicing costs paid to a financial intermediary. BlackRock may increase or decrease the level of fee waivers in future periods.

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

The Company records on the consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the consolidated statements of income. During 2018 and 2017, the Company had not resold or repledged any of the collateral received under these arrangements. At December 31, 2018 and 2017, the fair value of loaned securities held by separate accounts was approximately $18.9 billion and $22.3 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $20.7 billion and $24.2 billion, respectively.

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

Investment Advisory, Administration Fees and Securities Lending Revenue.  Investment advisory and administration fees are recognized as the services are performed over time because the customer is receiving and consuming the benefits as they are provided by the Company. Fees are primarily based on agreed-upon percentages of AUM and recognized for services provided during the period, which are distinct from services provided in other periods. Such fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. Investment advisory and administration fees for investment funds are shown net of fee waivers. In addition, the Company may contract with third parties to provide sub-advisory services on its behalf. The Company presents the investment advisory fees and associated costs to such third-party advisors on a gross basis where it is deemed to be the principal and on a net basis where it is deemed to be the agent. Management judgment involved in making these assessments is focused on ascertaining whether the Company is primarily responsible for fulfilling the promised service.

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

Technology services revenue. The Company offers investment management technology systems, risk management services, wealth management and digital distribution tools on a fee basis. Clients include banks, insurance companies, official institutions, pension funds, asset managers, retail distributors and other investors. Fees earned for technology services are recorded as services are performed over time and are generally determined using the value of positions on the Aladdin platform or on a fixed-rate basis.

Distribution Fees.  The Company accounts for fund distribution services and shareholder servicing as distinct services, separate from fund management services, because customers can benefit from each of the services on their own and because the services are separately identifiable (that is, the nature of the promised services is to transfer each service individually). The Company records upfront and ongoing sales commissions as distribution fee revenue for serving as the principal underwriter and/or distributor for certain managed mutual funds. Fund distribution services are satisfied at the point in time when an investor makes an investment in a share class of the managed mutual funds. Accordingly, the Company recognizes the upfront fees for front-end load funds on a trade date basis when the services are performed and the amount is known. However, the on-going distribution fees (e.g., 12b-1 fees) from the back-end load funds are based on net asset values over the investment period and are recognized when the amount is known. Consequently, a portion of the on-going distribution fees the Company recognized may be related to the services performed in prior periods that meet the recognition criteria in the current period. Generally, retail products offered outside of the United States do not generate a separate distribution fee as the quoted management fee rate is inclusive of these services. The Company recognizes ongoing shareholder servicing fee revenue as shareholder services are performed over time. On-going distribution fees are largely passed through as a distribution expense to third-party client intermediaries who distribute the funds. The Company contracts with third parties for various fund distribution services and shareholder servicing of certain funds to be performed on its behalf. These arrangements are generally priced as a portion of the fee paid to the Company by the fund or as an agreed-upon percentage of net asset value. The Company presents its distribution fees and distribution and servicing costs incurred on a gross basis in the consolidated statements of income because it has primary responsibility for fulfilling the promise to provide the specified services.

Advisory and other revenue. Advisory and other revenue primarily includes fees earned for advisory services, fees earned for transition management services primarily comprised of commissions recognized in connection with buying and selling securities on behalf of customers, and equity method investment earnings related to certain strategic investments.

Advisory services fees are determined using fixed-rate fees and are recognized over time as the related services are completed.

Commissions related to transition management services are recorded on a trade-date basis as securities transactions occur.

Stock-based Compensation. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the consolidated statements of cash flows. The Company adopted ASU 2016-09 as of January 1, 2017. ASU 2016-09 requires all excess tax benefits and deficiencies to be recognized in income tax expense on the consolidated statements of income. Accordingly, the Company recorded a discrete income tax benefit of $64 million and $151 million during 2018 and 2017, respectively, for vested restricted stock units (“RSUs”) where the grant date stock price was lower than the vesting date stock price. The new guidance could result in more volatility of income tax expense as a result of fluctuations in the Company’s stock price. Upon adoption, the Company elected to account for forfeitures as they occur, which did not have a material impact on the consolidated financial statements. In addition, the Company elected to present excess tax benefits and deficiencies prospectively in operating activities on the consolidated statements of cash flows.

The Company recognizes compensation cost for equity classified awards based on the grant-date fair value of the award. The compensation cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the stock-based award.

The Company measures the grant-date fair value of RSUs using the Company’s share price on the date of grant. For employee share options and instruments with market conditions, the Company uses pricing models. Stock option awards may have performance, market and/or service conditions. If an equity award is modified after the grant-date, incremental compensation cost is recognized for an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Awards under the Company’s stock-based compensation plans vest over various periods. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award is, in-substance, multiple awards and is adjusted for actual forfeitures as they occur during 2018 and 2017. For 2016, forfeitures were estimated prior to vesting.

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

Foreign Exchange. Foreign currency transactions are recorded at the exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities that are denominated in foreign currencies are subsequently remeasured into the functional currencies of the Company's subsidiaries at the rates prevailing at each balance sheet date. Gains and losses arising on remeasurement are included in general and administration expense on the consolidated statements of income. Revenue and expenses are translated at average exchange rates during the period. Gains or losses resulting from translating foreign currency financial statements into US dollars are included in AOCI, a separate component of stockholders’ equity, on the consolidated statements of financial condition.

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

In 2018 and 2017, excess tax benefits related to stock-based compensation were recognized as an income tax benefit on the consolidated statements of income and are reflected as operating cash flows on the consolidated statements of cash flows. For 2016, excess tax benefits were recognized as additional paid-in capital and financing cash flows.

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

The Company may also use financial instruments designated as net investment hedges for accounting purposes to hedge net investments in international subsidiaries whose functional currency is not US dollars. The gain or loss from revaluing accounting hedges of net investments in foreign operations at the spot rate is deferred and reported within AOCI on the consolidated statements of financial condition. The Company reassesses the effectiveness of its net investment hedge on a quarterly basis.

Recent Accounting Pronouncements Not Yet Adopted in 2018

Leases. In February 2016, the FASB issued ASU 2016-02, Leases, and several amendments (collectively, “ASU 2016-02”), which requires lessees to recognize assets and liabilities arising from most operating leases on the consolidated statements of financial condition. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements (“ASU 2018-11”), which provides entities a transition option to not apply the new lease standard to the comparative periods presented in financial statements. Under this transition option, an entity applies the new leases standard at the adoption date and recognizes any cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company adopted ASU 2016-02 on its effective date of January 1, 2019 on a modified retrospective basis applying the transition option permitted by ASU 2018-11. The Company elected the package of practical expedients to alleviate certain operational complexities related to the adoption. The Company recorded a net increase of approximately $0.7 billion in its assets and liabilities related to the right-of-use asset and lease liability for its current operating leases upon adoption of ASU 2016-02 and does not expect the adoption to have a material impact on its results of operations or cash flows. See Note 14, Commitments and Contingencies, for information on the Company’s operating lease commitments.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the consolidated statements of cash flows.

	December 31,	December 31,
	2018	2017
(in millions)
Cash and cash equivalents	$6,302	$6,894
Cash and cash equivalents of consolidated VIEs	186	144
Restricted cash included in other assets	17	58
Total cash, cash equivalents and restricted cash	$6,505	$7,096

4. Investments

A summary of the carrying value of total investments is as follows:

(in millions)	December 31, 2018(1)
Debt securities:
Held-to-maturity investments	$188
Trading securities ($233 debt securities of consolidated sponsored investment funds)	265
Total debt securities	453
Equity securities at FVTNI ($291 equity securities of consolidated sponsored investment funds)	452
Equity method investments(2)	781
Federal Reserve Bank stock(3)	92
Carried interest(4)	18
Total investments	$1,796

(in millions)	December 31, 2017(1)
Available-for-sale investments	$103
Held-to-maturity investments	102
Trading investments:
Consolidated sponsored investment funds:
Debt securities	267
Equity securities	245
Other equity and debt securities	267
Deferred compensation plan mutual funds	56
Total trading investments	835
Other investments:
Equity method investments(2)	816
Cost method investments(3)	93
Carried interest(4)	32
Total other investments	941
Total investments	$1,981

(1)

Amounts at December 31, 2018 reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information. Amounts at December 31, 2017 reflect accounting guidance prior to ASU 2016-01.

(2)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(3)

Amounts include Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale. At December 31, 2017, amount also includes other nonmarketable securities, which were immaterial. At December 31, 2018 and December 31, 2017, there were no indicators of impairment on these investments.

(4)

Carried interest of consolidated sponsored investment funds accounted for as VREs represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

Available-for-Sale Investments

A summary of sale activity of available-for-sale securities during 2018, 2017 and 2016 is shown below.

	Year ended December 31,
(in millions)	2018	2017	2016
Sales proceeds	$173	$—	$40
Net realized gain (loss):
Gross realized gains	$—	$—	$2
Gross realized losses	—	—	(1)
Net realized gain (loss)	$—	$—	$1

At December 31, 2017, available-for-sale investments primarily included certain investments in CLOs. The cost of these investments approximated carrying value.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $188 million and $102 million at December 31, 2018 and 2017, respectively. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes and certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At December 31, 2018, $19 million of these investments mature between five years to ten years and $169 million mature after ten years.

Equity and Trading Debt Securities

A summary of the cost and carrying value of equity and trading debt securities is as follows:

	December 31, 2018(1)
(in millions)	Cost	Carrying Value
Trading debt securities:
Corporate debt	$144	$140
Government debt	69	67
Asset/mortgage backed debt	67	58
Total trading debt securities	$280	$265
Equity securities at FVTNI:
Deferred compensation plan mutual funds	$21	$34
Equity securities/multi-asset mutual funds	420	418
Total equity securities at FVTNI	$441	$452

	December 31, 2017(1)
(in millions)	Cost	Carrying Value
Trading investments:
Deferred compensation plan mutual funds	$34	$56
Equity securities/multi-asset mutual funds	446	493
Debt securities
Corporate debt	152	157
Government debt	72	73
Asset/mortgage backed debt	56	56
Total trading investments	$760	$835

(1)

Amounts at December 31, 2018 reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information. Amounts at December 31, 2017 reflect accounting guidance prior to ASU 2016-01.

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

(in millions)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$59	$63
Investments:
Trading debt securities	233	267
Equity securities at FVTNI	291	245
Total investments	524	512
Other assets	8	13
Other liabilities	(53)	(37)
Noncontrolling interests	(90)	(91)
BlackRock’s net interests in consolidated VREs	$448	$460

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

Consolidated VIEs.    The Company’s consolidated VIEs include certain sponsored investment products in which BlackRock has an investment and as the investment manager, is deemed to have both the power to direct the most significant activities of the products and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment products. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

Consolidated VIE assets and liabilities are presented after intercompany eliminations at December 31, 2018 and 2017 in the following table:

(in millions)	December 31, 2018	December 31, 2017
Assets of consolidated VIEs:
Cash and cash equivalents	$186	$144
Investments:
Trading debt securities	1,395	475
Equity securities at FVTNI	569	440
Bank loans	84	—
Other investments	263	312
Carried interest	369	266
Total investments	2,680	1,493
Other assets	876	66
Total assets of consolidated VIEs	3,742	1,703
Liabilities of consolidated VIEs:
Borrowings	(84)	—
Other liabilities	(1,290)	(369)
Noncontrolling interests	(1,076)	(375)
BlackRock's net interests in consolidated VIEs	$1,292	$959

Net gain (loss) related to consolidated VIEs is presented in the following table:

(in millions)	2018	2017	2016
Nonoperating net gain (loss) on consolidated VIEs	$(105)	$118	$16

Net income (loss) attributable to NCI on consolidated VIEs	$(6)	$33	$(2)

Nonconsolidated VIEs. At December 31, 2018 and 2017, the Company’s carrying value of assets and liabilities included on the consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions) At December 31, 2018	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$348	$43	$(6)	$408
At December 31, 2017
Sponsored investment products	$263	$15	$(7)	$295

(1)	At December 31, 2018 and 2017, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $9 billion and $5 billion at December 31, 2018 and 2017, respectively.

7. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2018(1) (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(2)	Other Assets Not Held at Fair Value(3)	December 31, 2018
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$188	$188
Trading securities	—	261	4	—	—	265
Total debt securities	—	261	4	—	188	453
Equity securities at FVTNI:
Deferred compensation plan mutual funds	34	—	—	—	—	34
Equity securities/Multi-asset mutual funds	418	—	—	—	—	418
Total equity securities at FVTNI	452	—	—	—	—	452
Equity method:
Equity and fixed income mutual funds	122	—	—	14	—	136
Other	—	—	—	642	3	645
Total equity method	122	—	—	656	3	781
Federal Reserve Bank Stock	—	—	—	—	92	92
Carried interest	—	—	—	—	18	18
Total investments	574	261	4	656	301	1,796
Investments of consolidated VIEs:
Trading debt securities	—	1,395	—	—	—	1,395
Equity securities at FVTNI	569	—	—	—	—	569
Bank loans	—	14	70	—	—	84
Private equity(4)	—	—	82	48	75	205
Other	—	—	—	58	—	58
Carried interest	—	—	—	—	369	369
Total investments of consolidated VIEs	569	1,409	152	106	444	2,680
Other assets(5)	122	—	—	—	—	122
Separate account assets	63,610	25,810	—	—	865	90,285
Separate account collateral held under securities lending agreements:
Equity securities	15,066	—	—	—	—	15,066
Debt securities	—	5,589	—	—	—	5,589
Total separate account collateral held under securities lending agreements	15,066	5,589	—	—	—	20,655
Total	$79,941	$33,069	$156	$762	$1,610	$115,538
Liabilities:
Borrowings on consolidated VIEs(6)	$—	$—	$84	$—	$—	$84
Separate account collateral liabilities under securities lending agreements	15,066	5,589	—	—	—	20,655
Other liabilities(7)	—	6	287	—	—	293
Total	$15,066	$5,595	$371	$—	$—	$21,032

(1)	Amounts at December 31, 2018 reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information.
(2)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(4)	Level 3 amounts primarily include direct investments in private equity companies held by private equity funds.
(5)	Amount includes investment in a certain publicly traded strategic investment.
(6)	Borrowings of consolidated VIEs are classified based on the more significant inputs, which are unobservable, used for calculating the fair value of consolidated CLO assets.
(7)	Amounts primarily include contingent liabilities related to certain acquisitions (see Note 14, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2017(1) (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(2)	Other Assets Not Held at Fair Value(3)	December 31, 2017
Assets:
Investments
Available-for-sale	$7	$96	$—	$—	$—	$103
Held-to-maturity debt securities	—	—	—	—	102	102
Trading:
Deferred compensation plan mutual funds	56	—	—	—	—	56
Equity/Multi-asset mutual funds	493	—	—	—	—	493
Debt securities / fixed income mutual funds	2	284	—	—	—	286
Total trading	551	284	—	—	—	835
Equity method:
Equity and fixed income mutual funds	183	—	—	12	—	195
Other	—	—	—	609	12	621
Total equity method	183	—	—	621	12	816
Cost method investments	—	—	—	—	93	93
Carried interest	—	—	—	—	32	32
Total investments	741	380	—	621	239	1,981
Separate account assets	114,422	34,582	—	—	933	149,937
Separate account collateral held under securities lending agreements:
Equity securities	18,778	—	—	—	—	18,778
Debt securities	—	5,412	—	—	—	5,412
Total separate account collateral held under securities lending agreements	18,778	5,412	—	—	—	24,190
Investments of consolidated VIEs:
Trading:
Equity securities	440	—	—	—	—	440
Debt securities	—	475	—	—	—	475
Private / public equity(4)	6	2	116	59	76	259
Other	—	—	—	53	—	53
Carried interest	—	—	—	—	266	266
Total investments of consolidated VIEs	446	477	116	112	342	1,493
Total	$134,387	$40,851	$116	$733	$1,514	$177,601
Liabilities:
Separate account collateral liabilities under securities lending agreements	$18,778	$5,412	$—	$—	$—	$24,190
Other liabilities(5)	—	7	236	—	—	243
Total	$18,778	$5,419	$236	$—	$—	$24,433

(1)	Amounts at December 31, 2017 reflect accounting guidance prior to ASU 2016-01.
(2)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(4)	Level 3 amounts include direct investments in private equity companies held by private equity funds.
(5)	Amounts primarily include contingent liabilities related to certain acquisitions (see Note 14, Commitments and Contingencies, for more information).

Level 3 Assets.   Level 3 assets may include investments in CLOs and bank loans of a consolidated CLO valued based on single-broker nonbinding quotes, and direct private equity investments valued using the market approach or the income approach as described below.

Level 3 investments of consolidated VIEs of $152 million and $116 million at December 31, 2018 and 2017, respectively, related to direct investments in private equity companies held by consolidated private equity funds. At December 31, 2018, level 3 investments of consolidated VIEs also included bank loans of a consolidated CLO valued based on single-broker nonbinding quotes.

Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could have resulted in a significantly lower (higher) fair value measurement as of December 31, 2018. For investments utilizing the market-comparable valuation technique, a significant increase (decrease) in a valuation multiple in isolation could have resulted in a significantly higher (lower) fair value measurement as of December 31, 2018.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2018

(in millions)	December 31, 2017	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2018(2)	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Debt securities
Available-for-sale securities(4)	$—	$—	$26	$—	$—	$—	$(26)	$—	$—
Trading	—	—	9	—	—	—	(5)	4	—
Total debt securities	—	—	35	—	—	—	(31)	4	—
Total investments	—	—	35	—	—	—	(31)	4	—
Assets of consolidated VIEs:
Bank loans(5)	—	—	—	—	70	—	—	70	—
Private equity	116	(20)	—	(14)	—	—	—	82	(20)
Assets of consolidated VIEs	116	(20)	—	(14)	70	—	—	152	(20)
Total Level 3 assets	$116	$(20)	$35	$(14)	$70	$—	$(31)	$156	$(20)
Liabilities:
Borrowings of consolidated VIEs(5)	$—	$—	$—	$—	$84	$—	$—	$84	$—
Other liabilities(6)	236	(65)	—	—	(14)	—	—	287	(65)
Total Level 3 liabilities	$236	$(65)	$—	$—	$70	$—	$—	$371	$(65)

(1)

Issuances and other settlements amount includes contingent liability payments in connection with certain prior acquisitions, partially offset by a $15 million of contingent liability in connection with the acquisition of the asset management business of Citibanamex, a subsidiary of Citigroup, Inc. in September 2018 (“Citibanamex Transaction”).

(2)	Amounts reflect the adoption of ASU 2016-01. See Note 2, Significant Accounting Policies, for further information.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Amounts include investments in CLOs.
(5)	Bank loans and borrowings on consolidated VIEs amounts are related to the consolidation of one additional CLO.
(6)	Other liabilities amount includes contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2017(1)

(in millions)	December 31, 2016	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(2)	Transfers into Level 3	Transfers out of Level 3(3)	December 31, 2017	Total Net Unrealized Gains (Losses) Included in Earnings(4)
Assets:
Investments:
Available-for-sale securities(5)	$24	$—	$23	$—	$—	$—	$(47)	$—	$—
Trading	7	—	7	—	—	—	(14)	—	—
Total investments	31	—	30	—	—	—	(61)	—	—
Assets of consolidated VIEs - Private equity	112	4	—	—	—	—	—	116	4
Total Level 3 assets	$143	$4	$30	$—	$—	$—	$(61)	$116	$4
Liabilities:
Other liabilities(6)	$115	$(10)	$—	$—	$111	$—	$—	$236	$(10)

(1)	Amounts reflect accounting guidance prior to ASU 2016-01.
(2)

Issuance and other settlements amount includes $120 million and $9 million of contingent liabilities in connection with the acquisition of the equity infrastructure franchise of First Reserve in June 2017 (“First Reserve Transaction”) and the acquisition of Cachematrix in July 2017 (“Cachematrix Transaction”), respectively, partially offset by contingent liability payments in connection with certain prior acquisitions.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At December 31, 2018 and 2017, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below.

	December 31, 2018		December 31, 2017
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$6,302	$6,302	$6,894	$6,894	Level 1	(2) (3)
Cash and cash equivalents of consolidated VIEs	186	186	144	144	Level 1	(2) (3)
Other assets	18	18	70	70	Level 1	(2) (4)

Financial Liabilities:
Long-term borrowings	4,979	5,034	5,014	5,225	Level 2	(5)

(1)	See Note 4, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At December 31, 2018 and 2017, approximately $173 million and $163 million of money market funds were recorded within cash and cash equivalents on the consolidated statements of financial condition. In addition, at December 31, 2018 and 2017, approximately $7 million and $14 million, respectively, of money market funds were recorded within cash and cash equivalents of consolidated VIEs. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)	Other assets primarily include restricted cash.
(5)

Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices at the end of December 2018 and 2017, respectively. See Note 13, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

December 31, 2018

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$173	$96	Daily/Monthly (30%) Quarterly (18%) N/R (52%)	1 – 90 days
Private equity funds	(b)	116	83	N/R	N/R
Real assets funds	(c)	353	93	Quarterly (68%) N/R (32%)	60 days
Other		14	16	Daily (80%) N/R (20%)	5 days
Consolidated VIEs:
Private equity funds of funds	(d)	48	18	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	55	37	NR	NR
Total		$762	$343

December 31, 2017

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$230	$48	Daily/Monthly (21%) Quarterly (49%) N/R (30%)	1 – 90 days
Private equity funds	(b)	94	86	N/R	N/R
Real assets funds	(c)	282	69	Quarterly (83%) N/R (17%)	60 days
Other		15	14	Daily (80%) N/R (20%)	5 days
Consolidated VIEs:
Private equity funds of funds	(d)	59	20	N/R	N/R
Hedge fund	(a)	19	—	Quarterly	90 days
Real assets funds	(c)	34	49	NR	NR
Total		$733	$286

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both December 31, 2018 and 2017.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both December 31, 2018 and 2017.

(c)

This category includes several real assets funds that invest directly in real estate, real estate related assets and infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions as a result of the liquidation of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both December 31, 2018 and December 31, 2017. The total remaining unfunded commitments to other third-party funds were $130 million and $117 million at December 31, 2018 and December 31, 2017, respectively. The Company had contractual obligations to the consolidated funds of $117 million at December 31, 2018 and $98 million at December 31, 2017.

(d)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both December 31, 2018 and December 31, 2017. The total remaining unfunded commitments to other third-party funds were $18 million and $20 million at December 31, 2018 and 2017, respectively. The Company had contractual obligations to the consolidated funds of $22 million and $23 million at December 31, 2018 and 2017, respectively.

Fair Value Option

As of December 31, 2018, the Company elected the fair value option for certain investments in CLOs of approximately $32 million reported within investments.

The following table summarizes information at December 31, 2018 related to assets and liabilities of a consolidated CLO, recorded within investments and borrowings of consolidated VIEs, respectively, for which the fair value option was elected:

December 31,
(in millions)	2018
CLO Bank loans:
Aggregate principal amounts outstanding	$84
Fair value	84
Aggregate unpaid principal balance in excess of (less than) fair value	$—

CLO Borrowings:
Aggregate principal amounts outstanding	$84
Fair value	$84

At December 31, 2018, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the year ended December 31, 2018, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on consolidated VIEs on the consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

As of December 31, 2017, assets for which the fair value option was elected were not material to the consolidated financial statements.

8. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At December 31, 2018 and 2017, the Company had outstanding total return swaps with aggregate notional values of approximately $483 million and $587 million, respectively.

At both December 31, 2018 and 2017, the Company had a derivative providing credit protection of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At December 31, 2018 and 2017, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.2 billion and $1.5 billion, respectively.

The fair values of the outstanding total return swaps, forward foreign currency exchange contracts and the credit default swap were not material to the consolidated statement of financial condition at both December 31, 2018 and 2017.

The following table presents gains (losses) recognized in the consolidated statements of income on derivative instruments:

(in millions)		Gains (Losses)
Derivative Instruments	Statement of Income Classification	2018	2017	2016
Total return swaps	Nonoperating income (expense)	$54	$(118)	$(31)
Interest rate swaps	Nonoperating income (expense)	—	(2)	6
Forward foreign currency exchange contracts	Other general and administration expense	(124)	63	4
Total gain (loss) from derivative instruments		$(70)	$(57)	$(21)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for 2018, 2017 and 2016.

See Note 13, Borrowings, for more information on the Company’s net investment hedge.

9. Property and Equipment

Property and equipment consists of the following:

	Estimated useful	December 31,
(in millions)	life-in years	2018	2017
Property and equipment:
Land	N/A	$6	$6
Building	39	33	33
Building improvements	15	30	29
Leasehold improvements	1-15	534	504
Equipment and computer software	3	541	444
Other transportation equipment	10	135	134
Furniture and fixtures	7	66	67
Construction in progress	N/A	48	33
Total		1,393	1,250
Less: accumulated depreciation and amortization		750	658
Property and equipment, net		$643	$592

N/A – Not Applicable

Qualifying software costs of approximately $77 million, $60 million and $50 million have been capitalized within equipment and computer software during 2018, 2017 and 2016, respectively, and are being amortized over an estimated useful life of three years.

Depreciation and amortization expense was $154 million, $132 million and $124 million for 2018, 2017 and 2016, respectively.

10. Goodwill

Goodwill activity during 2018 and 2017 was as follows:

(in millions)	2018	2017
Beginning of year balance	$13,220	$13,118
Acquisitions	316	121
Goodwill adjustments related to Quellos	(10)	(19)
End of year balance	$13,526	$13,220
In 2018, the $316 million increase in goodwill includes $184 million of goodwill related to the acquisition of Tennenbaum Capital Partners, LLC, a middle market credit and special situation credit opportunities manager, in August 2018 (“TCP Transaction”). The Company believes the acquisition will enhance its ability to provide clients with private credit solutions across a range of risk level, liquidity and geography. Total cash consideration paid at closing for the TCP Transaction was approximately $393 million. The amount also includes $132 million of goodwill related to the Citibanamex Transaction. The Company acquired AUM across local fixed income, equity and multi-asset products, enabling the Company to offer a full range of local and international investment solutions for clients in Mexico. Total consideration at closing for the Citibanamex Transaction was approximately $360 million, including estimated contingent consideration at close.

In 2017, the $121 million increase in goodwill includes $91 million of goodwill related to the First Reserve Transaction, which expanded the Company’s energy and power infrastructure platform and $30 million of goodwill related to the Cachematrix Transaction, which enhanced the Company’s technology and cash management capabilities. The total consideration paid for the First Reserve Transaction was approximately $193 million, including $120 million of contingent consideration at fair value at time of close. The total consideration paid for the Cachematrix Transaction was approximately $38 million, including $9 million of contingent consideration at fair value at time of close.

The decrease in goodwill during both 2018 and 2017 resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $137 million and $168 million at December 31, 2018 and 2017, respectively.

BlackRock assessed its goodwill for impairment as of July 31, 2018, 2017 and 2016 and considered such factors as the book value and the market capitalization of the Company. The impairment assessment indicated no impairment charges were required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2018, the Company’s common stock closed at a market price of $392.82, which exceeded its book value of approximately $204.23 per share.

11. Intangible Assets

Intangible assets at December 31, 2018 and 2017 consisted of the following:

(in millions)	Remaining Weighted- Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2018
Indefinite-lived intangible assets:
Management contracts	N/A	$16,169	$—	$16,169
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,578	—	17,578
Finite-lived intangible assets:
Management contracts	5.2	439	237	202
Investor/customer relationships	10.7	66	7	59
Total finite-lived intangible assets	6.5	505	244	261
Total intangible assets		$18,083	$244	$17,839
At December 31, 2017
Indefinite-lived intangible assets:
Management contracts	N/A	$15,769	$—	$15,769
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,178	—	17,178
Finite-lived intangible assets:
Management contracts	5.3	379	212	167
Investor/customer relationships	11.2	45	2	43
Intellectual property	0.6	6	5	1
Total finite-lived intangible assets	6.5	430	219	211
Total intangible assets		$17,608	$219	$17,389

N/A – Not Applicable

The impairment tests performed for intangible assets as of July 31, 2018, 2017 and 2016 indicated no impairment charges were required.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year	Amount
2019	$58
2020	44
2021	41
2022	33
2023	25

In 2018, in connection with the TCP and Citibanamex transactions, the Company acquired $145 million and $255 million of indefinite-lived management contracts, respectively, and $48 million and $31 million of finite-lived management contracts, respectively, with a weighted-average estimated life of approximately six and eight years, respectively.

In 2017, in connection with the First Reserve Transaction, the Company acquired $70 million of finite-lived management contracts with a weighted-average estimated life of approximately eight years. In addition, in 2017 in connection with the First Reserve and Cachematrix transactions, the Company acquired $45 million of investor/customer relationships with a weighted-average estimated life of approximately 10 to 12 years.

12. Other Assets

The Company accounts for its interest in PennyMac as an equity method investment. At December 31, 2018 and 2017, the Company’s investment in PennyMac is included in other assets on the consolidated statements of financial condition. The carrying value and market value of the Company’s interest (approximately 20% or 16 million shares) were approximately $397 million and $331 million, respectively, at December 31, 2018 and approximately $342 million and $348 million, respectively, at December 31, 2017. The market value of the Company’s interest reflected the PennyMac stock price at December 31, 2018 and 2017, respectively (a Level 1 input). The Company performed an other-than-temporary impairment analysis as of December 31, 2018 and believes the shortfall of market value versus book value is temporary.

13. Borrowings

Short-Term Borrowings

2018 Revolving Credit Facility.  The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in April 2018 to extend the maturity date to March 2023 (the “2018 credit facility”). The 2018 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2018 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2018 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2018. The 2018 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At December 31, 2018, the Company had no amount outstanding under the 2018 credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2018 credit facility. At December 31, 2018, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rates at December 31, 2018 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
5.00% Notes due 2019	$1,000	$—	$1,000	$1,020
4.25% Notes due 2021	750	(1)	749	771
3.375% Notes due 2022	750	(3)	747	752
3.50% Notes due 2024	1,000	(5)	995	1,001
1.25% Notes due 2025	800	(5)	795	811
3.20% Notes due 2027	700	(7)	693	679
Total Long-term Borrowings	$5,000	$(21)	$4,979	$5,034

Long-term borrowings at December 31, 2017 had a carrying value of $5.0 billion and a fair value of $5.2 billion determined using market prices at the end of December 2017.

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

Upon conversion to US dollars the Company designated the €700 million debt offering as a net investment hedge to offset its currency exposure relating to its net investment in certain euro functional currency operations. A gain of $30 million (net of tax of $10 million), a loss of $64 million (net of tax benefit of $38 million), and a gain of $14 million (net of tax of $8 million) were recognized in other comprehensive income for 2018, 2017 and 2016, respectively. No hedge ineffectiveness was recognized during 2018, 2017, and 2016.

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

14. Commitments and Contingencies

Operating Lease Commitments

The Company leases its primary office spaces under agreements that expire through 2043. Future minimum commitments under these operating leases are as follows:

(in millions)
Year	Amount
2019	$145
2020	139
2021	130
2022	121
2023	106
Thereafter	1,516
Total	$2,157

In May 2017, the Company entered into an agreement with 50 HYMC Owner LLC, for the lease of approximately 847,000 square feet of office space located at 50 Hudson Yards, New York, New York. The term of the lease is twenty years from the date that rental payments begin, expected to occur in May 2023, with the option to renew for a specified term. The lease requires annual base rental payments of approximately $51 million per year during the first five years of the lease term, increasing every five years to $58 million, $66 million and $74 million per year (or approximately $1.2 billion in base rent over its twenty-year term). This lease is classified as an operating lease and, as such, is currently not recorded as a liability on the consolidated statements of financial condition.

Rent expense and certain office equipment expense under lease agreements amounted to $135 million, $132 million and $134 million in 2018, 2017 and 2016, respectively.

Investment Commitments. At December 31, 2018, the Company had $352 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds, and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments Related to Business Acquisitions. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at December 31, 2018 totaled $287 million, and is included in other liabilities on the consolidated statements of financial condition.

Other Contingent Payments. The Company acts as the portfolio manager in a series of derivative transactions and has a maximum potential exposure of $17 million between the Company and counterparty. See Note 8, Derivatives and Hedging, for further discussion.

Legal Proceedings. From time to time, BlackRock receives subpoenas or other requests for information from various US federal, state governmental and regulatory authorities and international regulatory authorities in connection with industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such inquiries. The Company, certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, BlackRock-advised investment portfolios may be subject to lawsuits, any of which potentially could harm the investment returns of the applicable portfolio or result in the Company being liable to the portfolios for any resulting damages.

On May 27, 2014, certain investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the US District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. In the lawsuit, which purports to be brought derivatively on behalf of the Funds, the plaintiffs allege that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On June 13, 2018, the court granted in part and denied in part the defendants’ motion for summary judgment. On July 25, 2018, the plaintiffs served a pleading that supplemented the time period of their alleged damages to run through the date of trial. The lawsuit seeks, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by the defendants beginning twelve months preceding the start of the lawsuit with respect to each Fund and ending on the date of judgment, along with purported lost investment returns on those amounts, plus interest. The defendants believe the claims in the lawsuit are without merit. The trial on the remaining issues was completed on August 29, 2018. On February 8, 2019, the court issued an order dismissing the claims in their entirety. The plaintiffs have until March 11, 2019 to appeal.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory subsidiaries, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash." Plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit, which is pending. The defendants believe the claims in the lawsuit are without merit.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, which is pending. The defendants believe the claims in this lawsuit are without merit.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of December 31, 2018 and subject to this type of indemnification was $201 billion. In the Company’s capacity as lending agent, cash and securities totaling $214 billion was held as collateral for indemnified securities on loan at December 31, 2018. The fair value of these indemnifications was not material at December 31, 2018.

15. Revenue

The table below presents investment advisory, administration fees and securities lending revenue by product type and investment style, technology services revenue, distribution fees, and advisory and other revenue for 2018, 2017 and 2016.

(in millions)	2018	2017 (1)	2016 (1)
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,654	$1,654	$1,584
iShares ETFs	3,549	3,220	2,651
Non-ETF index	685	680	665
Equity subtotal	5,888	5,554	4,900
Fixed income:
Active	1,840	1,717	1,647
iShares ETFs	825	808	696
Non-ETF index	387	344	297
Fixed income subtotal	3,052	2,869	2,640
Multi-asset	1,176	1,157	1,140
Alternatives:
Core	732	639	633
Currency and commodities (2)	98	91	83
Alternatives subtotal	830	730	716
Long-term	10,946	10,310	9,396
Cash management	607	558	452
Total base fees	11,553	10,868	9,848
Investment advisory performance fees:
Equity	91	152	102
Fixed income	8	34	13
Multi-asset	19	33	19
Alternatives	294	375	161
Total performance fees	412	594	295
Technology services revenue	785	657	588
Distribution fees:
Retrocessions	709	675	623
12b-1 fees (US mutual funds distribution fees)	406	466	508
Other	40	42	67
Total distribution fees	1,155	1,183	1,198
Advisory and other revenue:
Advisory	113	128	119
Other	180	170	213
Total advisory and other revenue	293	298	332
Total revenue	$14,198	$13,600	$12,261

(1)

Results for 2017 and 2016 were recast to reflect the adoption of ASU 2014-09. See Note 2, Significant Accounting Policies, for further information on the Company’s revenue recognition and the adoption of ASU 2014-09.

(2)	Amount include commodity iShares ETFs.

The table below presents the investment advisory, administration fees and securities lending revenue by client type, investment style and product type, respectively:

(in millions)	2018	2017 (1)	2016 (1)
By client type:
Retail	$3,413	$3,250	$3,158
iShares ETFs	4,468	4,113	3,423
Institutional:
Active	2,044	1,955	1,872
Index	1,021	992	943
Total institutional	3,065	2,947	2,815
Long-term	10,946	10,310	9,396
Cash management	607	558	452
Total	$11,553	$10,868	$9,848

By investment style:
Active	$5,391	$5,152	$4,992
Index and iShares ETFs	5,555	5,158	4,404
Long-term	10,946	10,310	9,396
Cash management	607	558	452
Total	$11,553	$10,868	$9,848

By product type:
Equity	$5,888	$5,554	$4,900
Fixed income	3,052	2,869	2,640
Multi-asset	1,176	1,157	1,140
Alternatives	830	730	716
Long-term	10,946	10,310	9,396
Cash management	607	558	452
Total	$11,553	$10,868	$9,848

(1)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. See Note 2, Significant Accounting Policies, for further information on the adoption of the new revenue recognition standard.

Investment advisory and administration fees.   The table below presents estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2018:

(in millions)	2019	2020	2021	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$61	$53	$42	$70	$226

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at December 31, 2018. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, (2) variable consideration related to future service periods, and (3) the comparative prior period as of December 31, 2017.

Investment advisory performance fees / Carried interest.  The table below presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs) for the year ended December 31, 2018 and 2017:

(in millions)	2018	2017
Beginning balance	$219	$152
Net increase (decrease) in unrealized allocations	92	75
Performance fee revenue recognized	(18)	(21)
Acquisition	—	13
Ending balance	$293	$219

Technology services revenue.   The table below presents estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2018:

(in millions)	2019	2020	2021	Thereafter	Total
Technology services revenue(1)(2)	$28	$24	$18	$17	$87

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, (2) variable consideration related to future service periods, and (3) the comparative prior period as of December 31, 2017.

In addition to amounts disclosed in the table above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of December 31, 2018, the estimated fixed minimum fees for 2019 for currently outstanding contracts approximated $136 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the year ended December 31, 2018 and 2017, which is included in other liabilities on the consolidated statements of financial condition:

(in millions)	2018	2017(1)
Beginning balance	$62	$42
Additions	44	46
Revenue recognized that was included in the beginning balance	(36)	(26)
Ending balance	$70	$62

(1)

Results for 2017 were recast to reflect the adoption of the new revenue recognition standard. See Note 2, Significant Accounting Policies, for further information on the adoption of the new revenue recognition standard.

16. Stock-Based Compensation

The components of stock-based compensation expense are as follows:

(in millions)	2018	2017	2016
Stock-based compensation:
Restricted stock and RSUs	$514	$524	$493
Long-term incentive plans to be funded by PNC	14	15	28
Stock options	36	3	—
Total stock-based compensation	$564	$542	$521

Stock Award and Incentive Plan. Pursuant to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and nonemployee directors. A maximum of 41,500,000 shares of common stock were authorized for issuance under the Award Plan. Of this amount, 8,434,420 shares remain available for future awards at December 31, 2018. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury to the extent available.

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

Restricted stock and RSU activity for 2018 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2017	2,608,668	$342.79
Granted	891,941	$551.62
Converted	(1,302,676)	$340.39
Forfeited	(58,043)	$424.09
December 31, 2018(1)	2,139,890	$429.19

(1)	At December 31, 2018, approximately 2.0 million awards are expected to vest and 0.1 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during 2018, 2017 and 2016 was $492 million, $421 million and $446 million, respectively. The total grant-date fair market value of RSUs/restricted stock converted to common stock during 2018, 2017 and 2016 was $443 million, $457 million and $413 million, respectively.

RSUs/restricted stock granted in connection with annual incentive compensation under the Award Plan primarily related to the following:

	2018	2017	2016
Awards granted that vest ratably over three years from the date of grant	527,337	699,991	1,030,964
Awards granted that cliff vest 100% on:
January 31, 2019	—	—	303,587
January 31, 2020	—	277,313	—
January 31, 2021	209,201	—	—
	736,538	977,304	1,334,551

In addition, the Company also granted RSUs of 155,403, 126,906 and 146,574 during 2018, 2017 and 2016, respectively, with varying vesting periods.

At December 31, 2018, the intrinsic value of outstanding RSUs was $841 million, reflecting a closing stock price of $392.82.

At December 31, 2018, total unrecognized stock-based compensation expense related to unvested RSUs was $315 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of less than one year.

In January 2019, the Company granted under the Award Plan

•	674,206 RSUs or shares of restricted stock to employees as part of annual incentive compensation that vest ratably over three years from the date of grant; and
•	377,291 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2022.

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

In the first quarter of 2018, 2017 and 2016, the Company granted 199,068, 294,584, and 375,242, respectively, performance-based RSUs to certain employees that cliff vest 100% on January 31, 2021, 2020, and 2019 respectively. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2018, the Company granted 23,376 additional RSUs to certain employees based on the attainment of Company performance measures during the performance period.

Performance-based RSU activity for 2018 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2017	903,525	$335.12
Granted	199,068	$566.44
Additional shares granted due to attainment of performance measures	23,376	$343.86
Converted	(269,648)	$343.86
Forfeited	(11,036)	$405.47
December 31, 2018	845,285	$386.13

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during 2018 was $121 million.

At December 31, 2018, the intrinsic value of outstanding performance-based RSUs was $332 million reflecting a closing stock price of $392.82.

At December 31, 2018, total unrecognized stock-based compensation expense related to unvested performance-based awards was $110 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of less than one year.

In January 2019, the Company granted 283,014 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2022. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

Market Performance-based RSUs. Pursuant to the Award Plan, market performance-based RSUs may be granted to certain employees. The market performance-based RSUs require that separate 15%, 25% and 35% share price appreciation targets be achieved during the six-year term of the awards. The awards are split into three tranches and each tranche may vest if the specified target increase in share price is met. Eligible vesting dates for each tranche are January 31 (or, if such date is not a business day, the next following business day) of the year in which the fourth, fifth or sixth anniversaries of the grant-date occurs. These awards are amortized over a service period of four years, which is the longer of the explicit service period or the period in which the market target is expected to be met. Market performance-based RSUs are not considered participating securities as the dividend equivalents are subject to forfeiture prior to vesting of the award. During 2018, 2017 and 2016 there were no market performance-based awards granted.

Market performance-based RSU activity for 2018 is summarized below.

Outstanding at	Market Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2017	286,336	$195.33
Converted	(286,336)	$195.33
December 31, 2018	—	$—

Long-Term Incentive Plans Funded by PNC. Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans (“LTIP”), including performance-based and market performance-based RSUs. The current share surrender agreement commits PNC to provide BlackRock Series C nonvoting participating preferred stock to fund the remaining committed shares. As of December 31, 2018, 3.9 million shares had been surrendered by PNC, including 103,064 in the first quarter of 2018.

At December 31, 2018, the available remaining shares committed by PNC were 143,458. On January 31, 2019, PNC surrendered its remaining 143,458 shares to BlackRock.

Performance-based Stock Options. Pursuant to the Award Plan, performance-based stock options may be granted to certain employees.  Vesting of the performance-based stock options is contingent upon the achievement of obtaining 125% of BlackRock’s grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. If both hurdles are achieved, the award will vest in three equal installments at the end of years five, six and seven. Vested options can then be exercised up to nine years following the grant date. The awards are generally forfeited if the employee leaves the Company before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period. The Company assumes the performance condition will be achieved. If such condition is not met, no compensation cost is recognized and any recognized compensation cost is reversed. Stock option activity for 2018 is summarized below.

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2017	2,147,562	$513.50
Forfeited	(41,080)	$513.50
December 31, 2018	2,106,482	$513.50

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

The expected term was derived using a Monte Carlo simulation with the embedded lattice model and represents the period of time that options granted are expected to be outstanding. The expected stock volatility was based upon an average of historical stock price fluctuations of BlackRock’s common stock and an implied volatility at the grant date. The dividend yield was calculated as the most recent quarterly dividend divided by the average three-month stock price as of the grant date. The risk free interest rate is based on the US Treasury Constant Maturities yield curve at date of grant.

At December 31, 2018, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $165 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 4.9 years.

Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common stock at 95% of the fair market value on the last day of each three-month offering period. The Company does not record compensation expense related to employees purchasing shares under the ESPP.

17. Employee Benefit Plans

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

The rabbi trust established for the VDCP, with assets totaling $34 million and $56 million at December 31, 2018 and 2017, respectively, is reflected in investments on the consolidated statements of financial condition. Such investments are classified as trading investments. The liability balance of $71 million and $85 million at December 31, 2018 and 2017, respectively, is reflected on the consolidated statements of financial condition as accrued compensation and benefits. Earnings in the rabbi trust, including unrealized appreciation or depreciation, are reflected as nonoperating income (expense) and changes in the liability are reflected as employee compensation and benefits expense on the consolidated statements of income.

Other Deferred Compensation Plans. The Company has additional compensation plans for the purpose of providing deferred compensation and retention incentives to certain employees. For these plans, the final value of the deferred amount to be distributed in cash upon vesting is associated with investment returns of certain investment funds. The liabilities for these plans were $236 million and $262 million at December 31, 2018 and 2017, respectively, and are reflected in the consolidated statements of financial condition as accrued compensation and benefits. In January 2019, the Company granted approximately $140 million of additional deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant.

Defined Contribution Plans

The Company has several defined contribution plans primarily in the United States and United Kingdom.

Certain of the Company’s US employees participate in a defined contribution plan. Employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to Internal Revenue Code limitations, are matched by the Company at 50% up to a maximum of $5,000 annually. In addition, the Company makes an annual retirement contribution to eligible participants equal to 3-5% of eligible compensation. The Company’s contribution expense related to this plan was $63 million in 2018, $78 million in 2017, and $75 million in 2016.

Certain UK wholly owned subsidiaries of the Company contribute to defined contribution plans for their employees. The contributions range between 6% and 15% of each employee’s eligible compensation. The Company’s contribution expense related to these plans was $35 million in 2018, $29 million in 2017, and $30 million in 2016.

In addition, the contribution expense related to defined contribution plans in other regions was $22 million in 2018, $21 million in 2017 and $20 million in 2016.

Defined Benefit Plans. The Company has several defined benefit pension plans primarily in Japan and Germany. All accrued benefits under the Germany defined benefit plan are currently frozen and the plan is closed to new participants. The participant benefits under the Germany plan will not change with salary increases or additional years of service. At both December 31, 2018 and 2017, the plan assets for these plans were approximately $26 million. The underfunded obligations at December 31, 2018 and 2017 were not material. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

18. Related Party Transactions

Determination of Related Parties

PNC. The Company considers PNC, along with its affiliates, to be related parties based on the level of its ownership of BlackRock capital stock. At December 31, 2018, PNC owned approximately 21.6% of the Company’s voting common stock and held approximately 22.0% of the total capital stock. Revenue for services provided by the Company to PNC was not material for 2018, 2017 and 2016.

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

Revenue from Related Parties

Revenue for services provided by the Company to these and other related parties are as follows:

(in millions)	2018	2017(1)	2016(1)
Investment advisory, administration fees and securities lending revenue(2)	$8,226	$7,692	$6,785
Investment advisory performance fees	112	143	125
Technology services revenue(3)	9	9	9
Advisory and other revenue(4)	65	59	91
Total revenue from related parties	$8,412	$7,903	$7,010

(1)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. See Note 2, Significant Accounting Policies, for further information on the adoption of the new revenue recognition standard.

(2)	Amount primarily includes revenue from registered investment companies/and equity method investees.
(3)	Amount primarily includes revenue from PNC and affiliates.
(4)	Amount primarily includes revenue from equity method investees.

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

 Expenses for Transactions with Related Parties

Expenses for transactions with related parties, which are included within general and administration expense, were $2 million, $10 million and $6 million for 2018, 2017, and 2016, respectively.

Certain Agreements and Arrangements with PNC

PNC. On February 27, 2009, BlackRock entered into an amended and restated implementation and stockholder agreement with PNC, and a fourth amendment to the share surrender agreement with PNC.

On January 31, 2019, PNC surrendered its remaining BlackRock Series C Preferred Stock to BlackRock and has completed its share delivery obligation in connection with the agreement.

Receivables and Payables with Related Parties. Due from related parties, which is included within other assets on the consolidated statements of financial condition was $179 million and $91 million at December 31, 2018 and 2017, respectively, and primarily represented receivables from certain investment products managed by BlackRock. Accounts receivable at December 31, 2018 and 2017 included $878 million and $850 million, respectively, related to receivables from BlackRock mutual funds, including iShares ETFs, for investment advisory and administration services.

Due to related parties, which is included within other liabilities on the consolidated statements of financial condition, was $11 million and $28 million at December 31, 2018 and 2017, respectively, and primarily represented payables to certain investment products managed by BlackRock.

19. Net Capital Requirements

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

Banking Regulatory Requirements. BTC, a wholly owned subsidiary of the Company, is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, BTC must meet specific capital guidelines that invoke quantitative measures of BTC’s assets, liabilities, and certain off-balance sheet items as calculated under the regulatory accounting practices. BTC’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulators to ensure capital adequacy require BTC to maintain a minimum Common Equity Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2018 and 2017, it exceeded the applicable capital adequacy requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital (to risk weighted assets)	$572	131.1%	$35	8.0%	$44	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$572	131.1%	$20	4.5%	$28	6.5%
Tier 1 capital (to risk weighted assets)	$572	131.1%	$26	6.0%	$35	8.0%
Tier 1 capital (to average assets)	$572	58.0%	$39	4.0%	$49	5.0%
December 31, 2017
Total capital (to risk weighted assets)	$1,124	111.7%	$81	8.0%	$101	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$1,124	111.7%	$45	4.5%	$65	6.5%
Tier 1 capital (to risk weighted assets)	$1,124	111.7%	$60	6.0%	$81	8.0%
Tier 1 capital (to average assets)	$1,124	70.5%	$64	4.0%	$80	5.0%

Broker-dealers. BlackRock Investments, LLC and BlackRock Execution Services are registered broker-dealers and wholly owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements. At both December 31, 2018 and 2017, the Company was required to maintain approximately $1.8 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

20. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI by component for 2018, 2017 and 2016:

(in millions)	Foreign currency translation adjustments(1)	Other(2)	Total
December 31, 2015	$(452)	$4	$(448)
Net other comprehensive income (loss) for 2016	(269)	1	(268)
December 31, 2016	$(721)	$5	$(716)
Net other comprehensive income (loss) for 2017	285	(1)	284
December 31, 2017	$(436)	$4	$(432)
Net other comprehensive income (loss) for 2018	(253)	—	(253)
Reclassification as a result of ASU 2018-02	(6)	—	(6)
December 31, 2018	$(695)	$4	$(691)

(1)

Amount for 2018 includes a gain from a net investment hedge of $30 million (net of tax of $10 million). Amounts for 2017 and 2016 include a loss of $64 million (net of tax benefit of $38 million) and a gain from a net investment hedge of $14 million (net of tax of $8 million), respectively.

(2)	Other includes amounts related to benefit plans and available-for-sale investments and are presented net of tax. Amounts reclassified to AOCI were not material for 2018, 2017, and 2016.

21. Capital Stock

The Company’s authorized common stock and nonvoting participating preferred stock, $0.01 par value, (“Preferred”) consisted of the following:

	December 31, 2018	December 31, 2017
Common Stock	500,000,000	500,000,000
Nonvoting Participating Preferred Stock
Series A Preferred	20,000,000	20,000,000
Series B Preferred	150,000,000	150,000,000
Series C Preferred	6,000,000	6,000,000
Series D Preferred	20,000,000	20,000,000

PNC Capital Contribution.  During 2018 and 2017, PNC surrendered to BlackRock 103,064 and 517,138 shares, respectively, of BlackRock Series C Preferred to fund certain LTIP awards.

Cash Dividends for Common and Preferred Shares / RSUs. During 2018, 2017 and 2016, the Company paid cash dividends of $12.02 per share (or $1,968 million), $10.00 per share (or $1,662 million) and $9.16 per share (or $1,545 million), respectively.

Share Repurchases. The Company repurchased 3.5 million common shares in open market transactions under its share repurchase program for $1.66 billion during 2018. At December 31, 2018, there were 2.9 million shares still authorized to be repurchased.

The Company’s common and preferred shares issued and outstanding and related activity consist of the following:

	Shares Issued				Shares Outstanding
	Common Shares	Treasury Common Shares	Series B Preferred	Series C Preferred	Common Shares	Series B Preferred	Series C Preferred
December 31, 2015	171,252,185	(7,791,121)	823,188	1,311,887	163,461,064	823,188	1,311,887
Shares repurchased	—	(3,264,935)	—	—	(3,264,935)	—	—
Net issuance of common shares related to employee stock transactions	—	1,338,314	—	—	1,338,314	—	—
PNC LTIP capital contribution	—	—	—	(548,227)	—	—	(548,227)
December 31, 2016	171,252,185	(9,717,742)	823,188	763,660	161,534,443	823,188	763,660
Shares repurchased	—	(2,647,670)	—	—	(2,647,670)	—	—
Net issuance of common shares related to employee stock transactions	—	1,090,342	—	—	1,090,342	—	—
PNC LTIP capital contribution	—	—	—	(517,138)	—	—	(517,138)
December 31, 2017	171,252,185	(11,275,070)	823,188	246,522	159,977,115	823,188	246,522
Shares repurchased	—	(3,511,603)	—	—	(3,511,603)	—	—
Net issuance of common shares related to employee stock transactions	—	1,087,989	—	—	1,087,989	—	—
PNC LTIP capital contribution	—	—	—	(103,064)	—	—	(103,064)
December 31, 2018	171,252,185	(13,698,684)	823,188	143,458	157,553,501	823,188	143,458

22. Restructuring Charge

A restructuring charge of $60 million ($47 million after-tax), comprised of $53 million of severance and $7 million of expense related to the accelerated amortization of previously granted equity compensation awards, was recorded in the fourth quarter of 2018 in connection with an initiative to modify the size and shape of the workforce.

The table below presents a rollforward of the Company’s restructuring liability for the year ended December 31, 2018, which is included in other liabilities on the consolidated statements of financial condition:

(in millions)
Liability as of December 31, 2017	$—
Additions	60
Accelerated amortization expense of equity-based awards	(7)
Liability as of December 31, 2018	$53

23. Income Taxes

US Tax Reform

On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act makes broad and complex changes to the US tax code, including, but not limited to, (1) reducing the US federal corporate tax rate from 35 percent to 21 percent, (2) requiring companies to pay a one-time tax on certain unrepatriated earnings of foreign subsidiaries, (3) generally eliminating US federal income taxes on dividends from foreign subsidiaries, (4) creating new taxes on certain earnings of controlled foreign corporations, and (5) creating a new limitation on deductible net interest expense.

For 2017, the Company recorded a net tax benefit of $1,175 million, based on a reasonable estimate, related to the impact of the 2017 Tax Act. The tax benefit primarily consists of a $1,652 million tax benefit related to the revaluation of deferred tax assets and liabilities and $477 million tax expense related to the mandatory deemed repatriation tax. As of December 31, 2017, the Company recorded provisional adjustments as follows:

Reduction of US federal corporate tax rate: The 2017 Tax Act reduces the US corporate tax rate to 21 percent. As a result of revaluing deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, the Company recorded a $1,652 million tax benefit for the reduction in the net deferred tax liabilities for 2017.

Mandatory deemed repatriation tax: The mandatory deemed repatriation tax is a tax on previously untaxed accumulated and current earnings and profits of foreign subsidiaries. Based on a reasonable estimate, the Company recorded a tax expense of $477 million related to the mandatory deemed repatriation tax, which is payable over eight years.

Global intangible low taxed income (“GILTI”): The 2017 Tax Act creates a new requirement that the income (i.e., GILTI) earned by foreign subsidiaries must be included in the taxable income of the entity’s US shareholder.

As of December 31, 2018, the Company completed the accounting for the tax effects of enactment of the 2017 Tax Act with immaterial impact to the provisional tax recognized during 2017.

The components of income tax expense for 2018, 2017 and 2016, are as follows:

(in millions)	2018	2017 (1)	2016 (1)
Current income tax expense:
Federal	$605	$1,166	$858
State and local	97	36	61
Foreign	600	289	385
Total net current income tax expense	1,302	1,491	1,304
Deferred income tax expense (benefit):
Federal	(71)	(1,382)	30
State and local	(1)	81	14
Foreign	(154)	80	(59)
Total net deferred income tax expense (benefit)	(226)	(1,221)	(15)
Total income tax expense	$1,076	$270	$1,289
(1)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. See Note 2, Significant Accounting Policies, for further information on the adoption of the new revenue recognition standard.

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to noncontrolling interests:

(in millions)	2018	2017 (1)	2016 (1)
Domestic	$3,536	$3,280	$2,832
Foreign	1,845	1,942	1,625
Total	$5,381	$5,222	$4,457
(1)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. See Note 2, Significant Accounting Policies, for further information on the adoption of the new revenue recognition standard.

The foreign income before taxes includes countries that have statutory tax rates that are different than the US federal statutory tax rate of 21%, such as the United Kingdom, Germany, Canada and Switzerland.

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 21% for 2018 and 35% for 2017 and 2016 is as follows:

(in millions)	2018		2017 (1)		2016 (1)
Statutory income tax expense	$1,130	21%	$1,834	35%	$1,561	35%
Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	99	2	60	1	69	2
Impact of federal, foreign, state, and local tax rate changes on deferred taxes	—	—	(1,637)	(31)	(33)	(1)
Mandatory deemed repatriation tax	—	—	477	9
Stock-based compensation awards	(64)	(1)	(159)	(3)
Effect of foreign tax rates	(119)	(2)	(337)	(6)	(329)	(7)
Other	30	—	32	—	21	—
Income tax expense	$1,076	20%	$270	5%	$1,289	29%
(1)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. See Note 2, Significant Accounting Policies, for further information on the adoption of the new revenue recognition standard.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	December 31,
(in millions)	2018	2017 (1)
Deferred income tax assets:
Compensation and benefits	$267	$187
Unrealized investment losses	—	28
Loss carryforwards	82	84
Other	362	127
Gross deferred tax assets	711	426
Less: deferred tax valuation allowances	(68)	(22)
Deferred tax assets net of valuation allowances	643	404
Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	3,939	3,810
Acquired finite-lived intangibles	48	40
Unrealized investment gains	30	—
Other	34	62
Gross deferred tax liabilities	4,051	3,912
Net deferred tax (liabilities)	$(3,408)	$(3,508)
(1)

Results for 2017 were recast to reflect the adoption of the new revenue recognition standard. See Note 2, Significant Accounting Policies, for further information on the adoption of the new revenue recognition standard.

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2018, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $163 million and $3,571 million, respectively. At December 31, 2017, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $19 million and $3,527 million, respectively.

Income tax expense for 2018 reflected a reduced tax rate associated with the 2017 Tax Act and $81 million of discrete tax benefits, primarily related to changes in the Company’s organizational entity structure and a $64 million discrete tax benefit, related to stock-based compensation awards that vested in 2018.

The 2017 Tax Act resulted in a $106 million tax expense related to the revaluation of certain deferred income tax assets and $1,758 million noncash tax benefit related to the revaluation of certain deferred income tax liabilities. In addition, mandatory deemed repatriation of undistributed foreign earnings and profits with respect to the 2017 Tax Act resulted in a $477 million tax expense.

Income tax expense for 2017 included a $16 million noncash tax expense related to the revaluation of certain deferred income tax liabilities as a result of domestic state and local tax changes and a $173 million discrete tax benefit, primarily related to stock-based compensation awards that vested in 2017.

 At December 31, 2018 and 2017, the Company had available state net operating loss carryforwards of $2.9 billion and $1.7 billion, respectively, which will begin to expire in 2019. At December 31, 2018 and 2017, the Company had foreign net operating loss carryforwards of $76 million and $90 million, respectively, of which $3 million will begin to expire in 2021.

At December 31, 2018 and 2017, the Company had $68 million and $22 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. See Note 10, Goodwill, for further discussion.

Current income taxes are recorded net on the consolidated statements of financial condition when related to the same tax jurisdiction. At December 31, 2018, the Company had current income taxes receivable and payable of $282 million and $341 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. At December 31, 2017, the Company had current income taxes receivable and payable of $142 million and $256 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

As a result of the 2017 Tax Act and the one-time mandatory deemed repatriation tax, previously undistributed foreign earnings for which no US deferred tax liability had been recognized have now been subject to US income tax. No additional income or withholding taxes were provided for with respect to the financial statement basis in excess of tax basis of its foreign subsidiaries as these amounts remain indefinitely reinvested in foreign operations. The Company will continue to evaluate its indefinite reinvestment assertion based on additional guidance from the US Department of the Treasury and as further information and interpretations become available.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits:

(in millions)	2018	2017	2016
Balance at January 1	$629	$410	$466
Additions for tax positions of prior years	82	161	3
Reductions for tax positions of prior years	(15)	(3)	(78)
Additions based on tax positions related to current year	102	67	37
Lapse of statute of limitations	(3)	(6)	—
Settlements	—	—	(18)
Balance at December 31	$795	$629	$410

Included in the balance of unrecognized tax benefits at December 31, 2018, 2017 and 2016, respectively, are $462 million, $316 million and $284 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $30 million during 2018 and in total, as of December 31, 2018, had recognized a liability for interest and penalties of $106 million. The Company accrued interest and penalties of $17 million during 2017 and in total, as of December 31, 2017, had recognized a liability for interest and penalties of $76 million. The Company accrued interest and penalties of $3 million during 2016 and in total, as of December 31, 2016, had recognized a liability for interest and penalties of $59 million.

BlackRock is subject to US federal income tax, state and local income tax, and foreign income tax in multiple jurisdictions. Tax years after 2009 remain open to US federal income tax examination.

In June 2014, the IRS commenced its examination of BlackRock’s 2010 through 2012 tax years, and while the impact on the consolidated financial statements is undetermined, it is not expected to be material.

The Company is currently under audit in several state and local jurisdictions. The significant state and local income tax examinations are in New York City for tax years 2009 through 2011, and California for tax years 2013 through 2014. No state and local income tax audits cover years earlier than 2009. No state and local income tax audits are expected to result in an assessment material to BlackRock’s consolidated financial statements.

Upon conclusion of its examination, Her Majesty’s Revenue and Customs issued a closure notice during 2017 for various UK BlackRock subsidiaries for tax years 2009 and years after. The Company made a decision to pursue litigation for the tax matters included on such notice. BlackRock does not expect the ultimate resolution to result in a material impact to the consolidated financial statements.

From time to time, BlackRock may receive or be subject to tax authorities’ assessments and challenges related to income taxes. BlackRock does not currently expect the ultimate resolution of any existing matters to be material to the consolidated financial statements.

At December 31, 2018, it is reasonably possible the total amounts of unrecognized tax benefits will change within the next twelve months due to completion of tax authorities’ exams or the expiration of statues of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $10 million to $50 million within the next twelve months.

24. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for 2018, 2017 and 2016 under the treasury stock method:

(in millions, except shares and per share data)	2018	2017 (1)	2016 (1)
Net income attributable to BlackRock	$4,305	$4,952	$3,168
Basic weighted-average shares outstanding	160,301,116	162,160,601	164,425,858
Dilutive effect of nonparticipating RSUs and stock options	1,647,616	2,254,434	2,153,894
Total diluted weighted-average shares outstanding	161,948,732	164,415,035	166,579,752
Basic earnings per share	$26.86	$30.54	$19.27
Diluted earnings per share	$26.58	$30.12	$19.02

(1)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. See Note 2, Significant Accounting Policies, for further information on the adoption of the new revenue recognition standard.

Anti-dilutive RSUs and stock options for 2018, 2017 and 2016 were immaterial.

25. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for 2018, 2017 and 2016 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

(in millions)
Revenue	2018	2017 (1)	2016 (1)
Americas	$9,303	$8,798	$7,976
Europe	4,217	4,126	3,726
Asia-Pacific	678	676	559
Total revenue	$14,198	$13,600	$12,261

(1)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. See Note 2, Significant Accounting Policies, for further information on the adoption of the new revenue recognition standard.

See Note 15, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at December 31, 2018 and 2017 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)
Long-lived Assets	2018	2017
Americas	$13,780	$13,560
Europe	303	168
Asia-Pacific	86	84
Total long-lived assets	$14,169	$13,812

Americas is primarily comprised of the United States and Canada, while Europe is primarily comprised of the United Kingdom, the Netherlands and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

26. Selected Quarterly Financial Data (unaudited)

(in millions, except shares and per share data)
2018(1)	1st Quarter(2)	2nd Quarter	3rd Quarter(3)	4th Quarter(4)(5)
Revenue	$3,583	$3,605	$3,576	$3,434
Operating income	$1,375	$1,440	$1,396	$1,246
Net income	$1,094	$1,078	$1,203	$927
Net income attributable to BlackRock, Inc.	$1,089	$1,073	$1,216	$927
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$6.75	$6.67	$7.59	$5.84
Diluted	$6.68	$6.62	$7.54	$5.78
Weighted-average common shares outstanding:
Basic	161,250,018	160,980,960	160,141,506	158,859,998
Diluted	162,918,961	162,161,937	161,378,217	160,450,266
Dividend declared per share	$2.88	$2.88	$3.13	$3.13
Common stock price per share:
High	$593.26	$551.86	$512.49	$477.21
Low	$508.97	$499.04	$468.98	$361.77
Close	$541.72	$499.04	$471.33	$392.82

2017(6)
Revenue	$3,092	$3,236	$3,508	$3,764
Operating income	$1,143	$1,237	$1,389	$1,485
Net income	$868	$864	$956	$2,301
Net income attributable to BlackRock, Inc.	$859	$854	$944	$2,295
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$5.27	$5.26	$5.83	$14.23
Diluted	$5.21	$5.20	$5.76	$14.01
Weighted-average common shares outstanding:
Basic	163,016,599	162,502,465	161,872,716	161,272,950
Diluted	164,856,183	164,149,861	163,773,546	163,777,534
Dividend declared per share	$2.50	$2.50	$2.50	$2.50
Common stock price per share:
High	$397.81	$428.38	$447.09	$518.86
Low	$371.64	$377.10	$412.19	$449.95
Close	$383.51	$422.41	$447.09	$513.71

(1)	Results for all four quarters of 2018 reflected a reduced tax rate associated with the 2017 Tax Act.
(2)

The first quarter of 2018 and 2017 included $56 million and $81 million, respectively, of discrete tax benefit related to stock-based compensation awards that vested in the first quarter of 2018 and 2017, respectively.

(3)	The third quarter of 2018 benefited from $90 million of discrete tax items, primarily related to changes in the Company’s organizational entity structure.
(4)	The fourth quarter of 2018 included a pre-tax restructuring charge of $60 million.
(5)	The fourth quarter of 2017 included a $1.2 billion net tax benefit related to the 2017 Tax Act and an $84 million of discrete tax benefits, primarily related to stock-based compensation awards.
(6)

Results for 2017 were recast to reflect the adoption of the new revenue recognition standard. See Note 2, Significant Accounting Policies, for further information on the adoption of the new revenue recognition standard.

27. Subsequent Events

In January 2019, the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program for a total remaining capacity of up to approximately 9.9 million shares of BlackRock common stock.

On January 15, 2019, the Board of Directors approved BlackRock’s quarterly dividend of $3.30 to be paid on March 21, 2019 to stockholders of record at the close of business on March 6, 2019.

The Company conducted a review for additional subsequent events and determined that no subsequent events had occurred that would require accrual or additional disclosures.