Form 10-Q
period 2019-03-31
BlackRock Inc.
filed 2019-05-09
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

(Zip Code)

(212) 810-5300

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	BLK	New York Stock Exchange
1.250% Notes due 2025	BLK25	New York Stock Exchange

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

As of April 30, 2019, there were 154,521,765 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	March 31,	December 31,
(in millions, except shares and per share data)	2019	2018
Assets
Cash and cash equivalents	$3,891	$6,302
Accounts receivable	2,771	2,657
Investments	1,917	1,796
Assets of consolidated variable interest entities:
Cash and cash equivalents	170	186
Investments	2,592	2,680
Other assets	69	876
Separate account assets	97,993	90,285
Separate account collateral held under securities lending agreements	20,791	20,655
Property and equipment (net of accumulated depreciation of $794 and $750 at March 31, 2019 and December 31, 2018, respectively)	656	643
Intangible assets (net of accumulated amortization of $259 and $244 at March 31, 2019 and December 31, 2018, respectively)	17,824	17,839
Goodwill	13,524	13,526
Other assets	2,810	2,128
Total assets	$165,008	$159,573
Liabilities
Accrued compensation and benefits	$730	$1,988
Accounts payable and accrued liabilities	1,225	1,292
Liabilities of consolidated variable interest entities:
Borrowings	134	84
Other liabilities	479	1,290
Borrowings	4,966	4,979
Separate account liabilities	97,993	90,285
Separate account collateral liabilities under securities lending agreements	20,791	20,655
Deferred income tax liabilities	3,654	3,571
Other liabilities	2,665	1,889
Total liabilities	132,637	126,033
Commitments and contingencies (Note 13)
Temporary equity
Redeemable noncontrolling interests	1,009	1,107
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at March 31, 2019 and December 31, 2018;

   Shares issued: 171,252,185 at March 31, 2019 and December 31, 2018;

   Shares outstanding: 154,500,315 and 157,553,501 at March 31, 2019 and

   December 31, 2018, respectively

Preferred stock (Note 18)	—	—
Additional paid-in capital	18,827	19,168
Retained earnings	19,779	19,282
Accumulated other comprehensive loss	(623)	(691)
Treasury stock, common, at cost (16,751,870 and 13,698,684 shares held at March 31, 2019 and December 31, 2018, respectively)	(6,676)	(5,387)
Total BlackRock, Inc. stockholders’ equity	31,309	32,374
Nonredeemable noncontrolling interests	53	59
Total permanent equity	31,362	32,433
Total liabilities, temporary equity and permanent equity	$165,008	$159,573

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2019	2018
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$1,989	$2,112
Other third parties	816	835
Total investment advisory, administration fees and securities lending revenue	2,805	2,947
Investment advisory performance fees	26	70
Technology services revenue	204	184
Distribution fees	262	311
Advisory and other revenue	49	71
Total revenue	3,346	3,583
Expense
Employee compensation and benefits	1,064	1,121
Distribution and servicing costs	404	432
Direct fund expense	242	261
General and administration	388	383
Amortization of intangible assets	15	11
Total expense	2,113	2,208
Operating income	1,233	1,375
Nonoperating income (expense)
Net gain (loss) on investments	142	15
Interest and dividend income	29	15
Interest expense	(46)	(46)
Total nonoperating income (expense)	125	(16)
Income before income taxes	1,358	1,359
Income tax expense	298	265
Net income	1,060	1,094
Less:
Net income (loss) attributable to noncontrolling interests	7	5
Net income attributable to BlackRock, Inc.	$1,053	$1,089
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$6.65	$6.75
Diluted	$6.61	$6.68
Cash dividends declared and paid per share	$3.30	$2.88
Weighted-average common shares outstanding:
Basic	158,268,034	161,250,018
Diluted	159,348,431	162,918,961

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Net income	$1,060	$1,094
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	68	137
Comprehensive income (loss)	1,128	1,231
Less: Comprehensive income (loss) attributable to noncontrolling interests	7	5
Comprehensive income attributable to BlackRock, Inc.	$1,121	$1,226

(1)

Amounts for the three months ended March 31, 2019 and 2018 include a gain from a net investment hedge of $11 million (net of a tax expense of $3 million) and a loss of $16 million (net of a tax benefit of $5 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2018	$19,170	$19,282	$(691)	$(5,387)	$32,374	$59	$32,433	$1,107
Net income	—	1,053	—	—	1,053	—	1,053	7
Dividends paid	—	(556)	—	—	(556)	—	(556)	—
Stock-based compensation	154	—	—	—	154	—	154	—
PNC preferred stock capital contribution	60	—	—	—	60	—	60	—
Retirement of preferred stock	(60)	—	—	—	(60)	—	(60)	—
Issuance of common shares related to employee stock transactions	(495)	—	—	499	4	—	4	—
Employee tax withholdings related to employee stock transactions	—	—	—	(222)	(222)	—	(222)	—
Shares repurchased	—	—	—	(1,566)	(1,566)	—	(1,566)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(5)	(5)	200
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	(1)	(1)	(305)
Other comprehensive income (loss)	—	—	68	—	68	—	68	—
March 31, 2019	$18,829	$19,779	$(623)	$(6,676)	$31,309	$53	$31,362	$1,009

(1)	Amounts include $2 million of common stock at both March 31, 2019 and December 31, 2018.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2017	$19,258	$16,939	$(432)	$(3,967)	$31,798	$50	$31,848	$416
Net income	—	1,089	—	—	1,089	(1)	1,088	6
Dividends paid	—	(505)	—	—	(505)	—	(505)	—
Stock-based compensation	175	—	—	—	175	—	175	—
PNC preferred stock capital contribution	58	—	—	—	58	—	58	—
Retirement of preferred stock	(58)	—	—	—	(58)	—	(58)	—
Issuance of common shares related to employee stock transactions	(575)	—	—	578	3	—	3	—
Employee tax withholdings related to employee stock transactions	—	—	—	(384)	(384)	—	(384)	—
Shares repurchased	—	—	—	(335)	(335)	—	(335)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(5)	(5)	352
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(213)
Other comprehensive income (loss)	—	—	137	—	137	—	137	—
Adoption of accounting guidance	—	6	(6)	—	—	—	—	—
March 31, 2018	$18,858	$17,529	$(301)	$(4,108)	$31,978	$44	$32,022	$561

(1)	Amounts include $2 million of common stock at both March 31, 2018 and December 31, 2017.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(in millions)	March 31,
	2019	2018
Operating activities
Net income	$1,060	$1,094
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	89	53
Stock-based compensation	154	175
Deferred income tax expense (benefit)	88	10
Net (gains) losses within consolidated VIEs	(94)	(2)
Net (purchases) proceeds within consolidated VIEs	(175)	(342)
(Earnings) losses from equity method investees	(24)	(33)
Distributions of earnings from equity method investees	14	10
Changes in operating assets and liabilities:
Accounts receivable	(99)	35
Investments, trading	(80)	(21)
Other assets	(7)	(474)
Accrued compensation and benefits	(1,254)	(1,362)
Accounts payable and accrued liabilities	(56)	268
Other liabilities	159	448
Net cash provided by/(used in) operating activities	(225)	(141)
Investing activities
Purchases of investments	(48)	(94)
Proceeds from sales and maturities of investments	27	122
Distributions of capital from equity method investees	7	5
Net consolidations (deconsolidations) of sponsored investment funds (VIEs/VREs)	(46)	(53)
Purchases of property and equipment	(58)	(33)
Net cash provided by/(used in) investing activities	(118)	(53)
Financing activities
Cash dividends paid	(556)	(505)
Repurchases of common stock	(1,788)	(719)
Net proceeds from (repayments of) borrowings by consolidated VIEs	50	—
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	195	347
Other financing activities	(13)	3
Net cash provided by/(used in) financing activities	(2,112)	(874)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	28	115
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,427)	(953)
Cash, cash equivalents and restricted cash, beginning of period	6,505	7,096
Cash, cash equivalents and restricted cash, end of period	$4,078	$6,143
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$29	$29
Income taxes (net of refunds)	$179	$74
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$495	$575
PNC preferred stock capital contribution	$60	$58
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(306)	$(213)

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

At March 31, 2019, The PNC Financial Services Group, Inc. (“PNC”) held 22.0% of the Company’s voting common stock and 22.4% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

2.  Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Noncontrolling interests (“NCI”) on the condensed consolidated statements of financial condition represents the portion of consolidated sponsored investment funds in which the Company does not have direct equity ownership. Accounts and transactions between consolidated entities have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019 (“2018 Form 10-K”).

The interim financial information at March 31, 2019 and for the three months ended March 31, 2019 and 2018 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period presentations and disclosures were reclassified to ensure comparability with current period classifications.

Accounting Pronouncements Adopted in the Three Months Ended March 31, 2019

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, and several amendments (collectively, “ASU 2016-02”), which requires lessees to recognize assets and liabilities arising from most operating leases on the condensed consolidated statements of financial condition.

The Company adopted ASU 2016-02 on its effective date of January 1, 2019 on a modified retrospective basis and elected not to apply ASU 2016-02 to the comparative periods presented. Under this transition method, any cumulative effect adjustment is recognized in the opening balance of retained earnings in the period of adoption. The Company elected the package of practical expedients to alleviate certain operational complexities related to the adoption, which among other things, allowed the Company to carry forward the existing lease classification. The Company elected to account for lease and non-lease components as a single component for its leases. The Company also elected the short-term lease practical expedient for its leases. Consequently, leases with an initial term of 12 months or less are not recorded on the condensed consolidated statement of financial condition. Upon adoption of ASU 2016-02, the Company recorded a net increase of approximately $0.7 billion in its assets and liabilities related to the right-of-use (“ROU”) asset and lease liability for its operating leases. The adoption of ASU 2016-02 did not have a material impact on the condensed consolidated statement of income or cash flows. See Note 9, Leases, for more information.

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

•

Level 2 assets may include debt securities, investments in collateralized loan obligations (“CLOs”), bank loans, short-term floating-rate notes, asset-backed securities, securities held within consolidated hedge funds, restricted public securities valued at a discount, as well as over-the-counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include nonbinding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

•	Level 3 assets may include direct private equity investments held within consolidated funds, investments in CLOs and bank loans of consolidated CLOs.
•	Level 3 liabilities include contingent liabilities related to acquisitions valued based upon discounted cash flow analyses using unobservable market data and borrowings of consolidated CLOs.

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

Fair Value of Asset and Liabilities of Consolidated CLO.    The Company applies the fair value option provisions for eligible assets, including bank loans, held by consolidated CLOs. As the fair value of the financial assets of the consolidated CLO is more observable than the fair value of the borrowings of the consolidated CLO, the Company measures the fair value of the borrowings of the consolidated CLO as the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO.

Derivatives and Hedging Activities.    The Company does not use derivative financial instruments for trading or speculative purposes. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities, and market exposures for certain seed investments. However, certain consolidated sponsored investment funds may also utilize derivatives as a part of their investment strategy.

Changes in the fair value of the Company’s derivative financial instruments are recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated assets or liabilities or hedged investments, on the condensed consolidated statements of income.

The Company may also use financial instruments designated as net investment hedges for accounting purposes to hedge net investments in international subsidiaries whose functional currency is not US dollars. The gain or loss from revaluing accounting hedges of net investments in foreign operations at the spot rate is deferred and reported within accumulated other comprehensive income (loss) on the condensed consolidated statements of financial condition. Amounts excluded from the effectiveness assessment are reported in the condensed consolidated statements of income using a systematic and rational method. The Company reassesses the effectiveness of its net investment hedges at least quarterly.

Leases. The Company determines if a contract is a lease or contains a lease at inception. The Company accounts for its office facility leases as operating leases, which may include escalation clauses that are based on an index or market rate. The Company accounts for lease and non-lease components as a single component for its leases. The Company elected the short-term lease exception for leases with an initial term of 12 months or less. Consequently, such leases are not recorded on the condensed consolidated statement of financial condition. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain they will be exercised or not, respectively.

Fixed lease payments are included in ROU assets and lease liabilities within other assets and other liabilities, respectively, on the condensed consolidated statement of financial condition. ROU assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date using the Company’s incremental borrowing rate as the discount rate. Fixed lease payments made over the lease term are recorded as lease expense on a straight-line basis. Variable lease payments based on usage, changes in an index or market rate are expensed as incurred.

Upon adoption of ASU 2016-02, for existing leases, the Company elected to determine the discount rate based on the remaining lease term as of January 1, 2019 and for lease payments based on an index or rate to apply the rate at commencement date. For new leases, the discount rates are based on the entire noncancelable lease term.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income. During the three months ended March 31, 2019 and 2018, the Company had not resold or repledged any of the collateral received under these arrangements. At March 31, 2019 and December 31, 2018, the fair value of loaned securities held by separate accounts was approximately $18.8 billion and $18.9 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $20.8 billion and $20.7 billion, respectively.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	March 31,	December 31,
(in millions)	2019	2018
Cash and cash equivalents	$3,891	$6,302
Cash and cash equivalents of consolidated VIEs	170	186
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$4,078	$6,505

4.  Investments

A summary of the carrying value of total investments is as follows:

	March 31,	December 31,
(in millions)	2019	2018
Debt securities:
Held-to-maturity investments	$188	$188
Trading securities (debt securities of consolidated sponsored investment funds of $214 and $233 at March 31, 2019 and December 31, 2018, respectively)	245	265
Total debt securities	433	453
Equity securities at FVTNI(1) (equity securities of consolidated sponsored investment funds of $372 and $291 at March 31, 2019 and December 31, 2018, respectively)	527	452
Equity method investments(2)	850	781
Federal Reserve Bank stock(3)	93	92
Carried interest(4)	14	18
Total investments	$1,917	$1,796

(1)	Fair value recorded through net income (“FVTNI”).
(2)	Equity method investments primarily include BlackRock’s direct investments in BlackRock sponsored investment funds.
(3)	At March 31, 2019 and December 31, 2018, there were no indicators of impairment of Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale.
(4)

Carried interest of consolidated sponsored investment funds accounted for as voting rights entities (“VREs”) represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $188 million at both March 31, 2019 and December 31, 2018. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes and certain investments in CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At March 31, 2019, $45 million of these investments mature between five to ten years and $143 million mature after ten years.

Equity and Trading Debt Securities

A summary of the cost and carrying value of equity and trading debt securities is as follows:

	March 31, 2019		December 31, 2018
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$149	$147	$144	$140
Government debt	30	39	69	67
Asset/mortgage-backed debt	62	59	67	58
Total trading debt securities	$241	$245	$280	$265
Equity securities at FVTNI:
Deferred compensation plan mutual funds	$21	$22	$21	$34
Equity securities/multi-asset mutual funds	400	422	420	418
Private equity	45	83	—	—
Total equity securities at FVTNI	$466	$527	$441	$452

Other

In addition, the Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At March 31, 2019 and December 31, 2018, the Company’s investment in PennyMac is included in other assets on the condensed consolidated statements of financial condition. The carrying value and market value of the Company’s interest (approximately 20% or 16 million shares) were approximately $400 million and $342 million, respectively, at March 31, 2019 and approximately $397 million and $331 million, respectively, at December 31, 2018. The market value of the Company’s interest reflected the PennyMac stock price at March 31, 2019 and December 31, 2018, respectively (a Level 1 input). The Company performed an other-than-temporary impairment analysis as of March 31, 2019 and believes the shortfall of market value versus carrying value is temporary.

5.   Consolidated Voting Rights Entities

The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. The following table presents the amounts related to these consolidated VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these funds:

	March 31,	December 31,
(in millions)	2019	2018
Cash and cash equivalents	$42	$59
Investments:
Trading debt securities	214	233
Equity securities at FVTNI	372	291
Total investments	586	524
Other assets	15	8
Other liabilities	(29)	(53)
NCI	(60)	(90)
BlackRock’s net interests in consolidated VREs	$554	$448

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

Consolidated VIE assets and liabilities are presented after intercompany eliminations in the following table:

	March 31,	December 31,
(in millions)	2019	2018
Assets of consolidated VIEs:
Cash and cash equivalents	$170	$186
Investments:
Trading debt securities	1,234	1,395
Equity securities at FVTNI	651	569
Bank loans	141	84
Other investments	176	263
Carried interest	390	369
Total investments	2,592	2,680
Other assets	69	876
Total assets of consolidated VIEs	2,831	3,742
Liabilities of consolidated VIEs:
Borrowings	(134)	(84)
Other liabilities	(479)	(1,290)
NCI	(1,002)	(1,076)
BlackRock's net interests in consolidated VIEs	$1,216	$1,292

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended
	March 31,
(in millions)	2019	2018

Nonoperating net gain (loss) on consolidated VIEs	$94	$2

Net income (loss) attributable to NCI on consolidated VIEs	$5	$5

Nonconsolidated VIEs.    At March 31, 2019 and December 31, 2018, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)
At March 31, 2019	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$361	$53	$(7)	$431
At December 31, 2018
Sponsored investment products	$348	$43	$(6)	$408

(1)	At both March 31, 2019 and December 31, 2018, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $10 billion and $9 billion at March 31, 2019 and December 31, 2018, respectively.

7.  Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

March 31, 2019 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	March 31, 2019
Assets:
Investments:
Debt securities:
Held-to-maturity securities	$—	$—	$—	$—	$188	$188
Trading securities	—	245	—	—	—	245
Total debt securities	—	245	—	—	188	433
Equity securities at FVTNI:
Deferred compensation plan mutual funds	22	—	—	—	—	22
Equity securities/Multi-asset mutual funds	422	—	—	—	—	422
Private equity	—	—	—	—	83	83
Total equity securities at FVTNI	444	—	—	—	83	527
Equity method:
Equity and fixed income mutual funds	127	—	—	15	—	142
Other	43	—	—	663	2	708
Total equity method	170	—	—	678	2	850
Federal Reserve Bank Stock	—	—	—	—	93	93
Carried interest	—	—	—	—	14	14
Total investments	614	245	—	678	380	1,917
Investments of consolidated VIEs:
Trading debt securities	—	1,234	—	—	—	1,234
Equity securities at FVTNI	651	—	—	—	—	651
Bank loans	—	18	123	—	—	141
Private equity(3)	—	—	10	37	71	118
Other	—	—	—	58	—	58
Carried interest	—	—	—	—	390	390
Total investments of consolidated VIEs	651	1,252	133	95	461	2,592
Other assets(4)	163	—	—	—	—	163
Separate account assets	69,830	27,240	—	—	923	97,993
Separate account collateral held under securities lending agreements:
Equity securities	16,594	—	—	—	—	16,594
Debt securities	—	4,197	—	—	—	4,197
Total separate account collateral held under securities lending agreements	16,594	4,197	—	—	—	20,791
Total	$87,852	$32,934	$133	$773	$1,764	$123,456
Liabilities:
Borrowings of consolidated VIEs(5)	$—	$—	$134	$—	$—	$134
Separate account collateral liabilities under securities lending agreements	16,594	4,197	—	—	—	20,791
Other liabilities(6)	—	39	275	—	—	314
Total	$16,594	$4,236	$409	$—	$—	$21,239

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(3)	Level 3 amounts primarily include direct investments in private equity companies held by private equity funds.
(4)	Amount includes a minority investment in a publicly traded company.
(5)	Borrowings of consolidated VIEs are classified based on significance of unobservable inputs, used for calculating the fair value of consolidated CLO assets.
(6)

Amounts primarily include contingent liabilities related to certain acquisitions (see Note 13, Commitments and Contingencies, for more information) and fair value of forward foreign currency exchange contracts (see Note 8, Derivatives and Hedging, for more information).

Assets and liabilities measured at fair value on a recurring basis and other assets not held at fair value

December 31, 2018 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other Assets Not Held at Fair Value(2)	December 31, 2018
Assets:
Investments:
Debt securities:
Held-to-maturity securities	$—	$—	$—	$—	$188	$188
Trading securities	—	261	4	—	—	265
Total debt securities	—	261	4	—	188	453
Equity securities at FVTNI:
Deferred compensation plan mutual funds	34	—	—	—	—	34
Equity securities/Multi-asset mutual funds	418	—	—	—	—	418
Total equity securities at FVTNI	452	—	—	—	—	452
Equity method:
Equity and fixed income mutual funds	122	—	—	14	—	136
Other	—	—	—	642	3	645
Total equity method	122	—	—	656	3	781
Federal Reserve Bank Stock	—	—	—	—	92	92
Carried interest	—	—	—	—	18	18
Total investments	574	261	4	656	301	1,796
Investments of consolidated VIEs:
Trading debt securities	—	1,395	—	—	—	1,395
Equity securities at FVTNI	569	—	—	—	—	569
Bank loans	—	14	70	—	—	84
Private equity(3)	—	—	82	48	75	205
Other	—	—	—	58	—	58
Carried interest	—	—	—	—	369	369
Total investments of consolidated VIEs	569	1,409	152	106	444	2,680
Other assets(4)	122	—	—	—	—	122
Separate account assets	63,610	25,810	—	—	865	90,285
Separate account collateral held under securities lending agreements:
Equity securities	15,066	—	—	—	—	15,066
Debt securities	—	5,589	—	—	—	5,589
Total separate account collateral held under securities lending agreements	15,066	5,589	—	—	—	20,655
Total	$79,941	$33,069	$156	$762	$1,610	$115,538
Liabilities:
Borrowings of consolidated VIEs(5)	$—	$—	$84	$—	$—	$84
Separate account collateral liabilities under securities lending agreements	15,066	5,589	—	—	—	20,655
Other liabilities(6)	—	6	287	—	—	293
Total	$15,066	$5,595	$371	$—	$—	$21,032

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(3)	Level 3 amounts include direct investments in private equity companies held by private equity funds.
(4)	Amount includes a minority investment in a publicly traded company.
(5)	Borrowings of consolidated VIEs are classified based on significance of unobservable inputs, used for calculating the fair value of consolidated CLO assets.
(6)	Amounts primarily include contingent liabilities related to certain acquisitions (see Note 13, Commitments and Contingencies, for more information).

Level 3 Assets.    Level 3 assets may include investments in CLOs and bank loans of consolidated CLOs which were valued based on single-broker nonbinding quotes and direct private equity investments which were valued using the market or income approach as described below.

Level 3 investments of consolidated VIEs of $133 million and $152 million at March 31, 2019 and December 31, 2018, respectively, related to direct investments in private equity companies held by consolidated private equity funds. At March 31, 2019, Level 3 investments of consolidated VIEs also included bank loans of a consolidated CLO which was valued based on single-broker nonbinding quotes.

Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could have resulted in a significantly lower (higher) fair value measurement as of March 31, 2019. For investments utilizing the market-comparable valuation technique, a significant increase (decrease) in a valuation multiple in isolation could have resulted in a significantly higher (lower) fair value measurement as of March 31, 2019.

Level 3 Liabilities. Level 3 other liabilities primarily include recorded contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs and borrowings of consolidated VIEs, which were valued based on the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2019

(in millions)	December 31, 2018	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3(2)	March 31, 2019	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Debt securities
Trading	$4	$—	$—	$—	$—	$—	$(4)	$—
Total investments	4	—	—	—	—	—	(4)	—
Assets of consolidated VIEs:
Bank loans(4)	70	—	53	—	—	—	—	123
Private equity	82	—	—	—	—	—	(72)	10
Total Assets of consolidated VIEs	152	—	53	—	—	—	(72)	133
Total Level 3 assets	$156	$—	$53	$—	$—	$—	$(76)	$133	$—
Liabilities:
Borrowings of consolidated VIEs(4)	$84	$—	$—	$—	$50	$—	$—	$134	$—
Other liabilities(5)	287	(6)	—	—	(18)	—	—	275	(6)
Total Level 3 liabilities	$371	$(6)	$—	$—	$32	$—	$—	$409	$(6)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments in connection with certain prior acquisitions.
(2)	Amounts include an investment in a consolidated entity that no longer qualifies as an investment company and is no longer accounted for under a fair value measure.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Bank loans and borrowings of consolidated VIEs amounts are related to the consolidated CLO.
(5)	Amounts include contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2018

(in millions)	December 31, 2017	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements	Transfers into Level 3	Transfers out of Level 3	March 31, 2018	Total Net Unrealized Gains (Losses) Included in Earnings(1)
Assets:
Investments:
Debt securities:
Available-for-sale securities(2)	$—	$—	$26	$—	$—	$—	$—	$26
Trading	—	—	5	—	—	—	—	5
Total investments	—	—	31	—	—	—	—	31
Assets of consolidated VIEs - Private equity	116	—	—	—	—	—	—	116
Total Level 3 assets	$116	$—	$31	$—	$—	$—	$—	$147	$—
Liabilities:
Other liabilities(3)	$236	$(6)	$—	$—	$—	$—	$—	$242	$(6)

(1)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(2)	Amounts include investments in CLOs.
(3)	Amounts include contingent liabilities in connection with certain acquisitions.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At March 31, 2019 and December 31, 2018, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	March 31, 2019		December 31, 2018
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$3,891	$3,891	$6,302	$6,302	Level 1	(2) (3)
Cash and cash equivalents of consolidated VIEs	170	170	186	186	Level 1	(2) (3)
Other assets	53	53	18	18	Level 1	(2) (4)

Financial Liabilities:
Long-term borrowings	4,966	5,033	4,979	5,034	Level 2	(5)

(1)	See Note 4, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At March 31, 2019 and December 31, 2018, approximately $164 million and $173 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. In addition, at March 31, 2019 and December 31, 2018, approximately $69 million and $7 million, respectively, of money market funds were recorded within cash and cash equivalents of consolidated VIEs. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)

Other assets include restricted cash and cash collateral deposited with certain derivative counterparties. The carrying values of other assets approximates fair value, due to their short-term maturities.

(5)

Long-term borrowings are recorded at amortized cost net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices at the end of March 2019 and December 2018, respectively. See Note 12, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

March 31, 2019
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$190	$80	Daily/Monthly (27%) Quarterly (19%) N/R (54%)	1 – 90 days
Private equity funds	(b)	118	339	N/R	N/R
Real assets funds	(c)	355	140	Quarterly (67%) N/R (33%)	60 days
Other		15	15	Daily/Monthly (78%) N/R (22%)	3 – 5 days
Consolidated VIEs:
Private equity funds of funds	(d)	37	11	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	55	37	N/R	N/R
Total		$773	$622

December 31, 2018
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$173	$96	Daily/Monthly (30%) Quarterly (18%) N/R (52%)	1 – 90 days
Private equity funds	(b)	116	83	N/R	N/R
Real assets funds	(c)	353	93	Quarterly (68%) N/R (32%)	60 days
Other		14	16	Daily (80%) N/R (20%)	5 days
Consolidated VIEs:
Private equity funds of funds	(d)	48	18	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	55	37	N/R	N/R
Total		$762	$343

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both March 31, 2019 and December 31, 2018.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both March 31, 2019 and December 31, 2018.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation periods for the investments in the funds that are not subject to redemptions is unknown at both March 31, 2019 and December 31, 2018. The total remaining unfunded commitments to real assets funds were $177 million and $130 million at March 31, 2019 and December 31, 2018, respectively. The Company had contractual obligations to the real assets funds of $165 million at March 31, 2019 and $117 million at December 31, 2018.

(d)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption or are not currently redeemable; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. The liquidation period for the underlying assets of these funds is unknown at both March 31, 2019 and December 31, 2018. The total remaining unfunded commitments to other third-party funds were $11 million and $18 million at March 31, 2019 and December 31, 2018, respectively. The Company had contractual obligations to the consolidated funds of $22 million at both March 31, 2019 and December 31, 2018.

Fair Value Option.

As of March 31, 2019 and December 31, 2018, the Company elected the fair value option for certain investments in CLOs of approximately $30 million and $32 million, respectively, reported within investments.

The following table summarizes information related to assets and liabilities of a consolidated CLO, recorded within investments and borrowings of consolidated VIEs, respectively, for which the fair value option was elected:

	March 31,	December 31,
(in millions)	2019	2018
CLO Bank loans:
Aggregate principal amounts outstanding	$144	$84
Fair value	141	84
Aggregate unpaid principal balance in excess of (less than) fair value	$3	$—

CLO Borrowings:
Aggregate principal amounts outstanding	$134	$84
Fair value	$134	$84

At March 31, 2019, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the three months ended March 31, 2019 and December 31, 2018, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on consolidated VIEs on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

8.  Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At March 31, 2019 and December 31, 2018, the Company had outstanding total return swaps with aggregate notional values of approximately $493 million and $483 million, respectively.

At both March 31, 2019 and December 31, 2018, the Company had a derivative providing credit protection of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The fair values of the outstanding total return swaps and the credit default swap were not material to the condensed consolidated statement of financial condition at both March 31, 2019 and December 31, 2018.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At both March 31, 2019 and December 31, 2018, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.2 billion. The fair value of the outstanding forward foreign exchange contracts was $32 million at March 31, 2019 and was not material to the condensed consolidated statement of financial condition at December 31, 2018.

The following table presents gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended
		March 31,
(in millions)		2019	2018
Derivative Instruments	Statement of Income Classification	Gains (Losses)

Total return swaps	Nonoperating income (expense)	$(50)	$5
Forward foreign currency exchange contracts	Other general and administration expense	36	30
Total gain (loss) from derivative instruments		$(14)	$35

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three months ended March 31, 2019 and 2018.

See Note 13, Borrowings, in the 2018 Form 10-K for more information on the Company’s net investment hedge.

9. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statement of income:

(in millions)	Three Months Ended March 31, 2019
Lease cost:
Operating lease cost(1)	$34
Variable lease cost(2)	8
Total lease cost	$42

(1)	Amount includes short-term leases, which are immaterial for the three months ended March 31, 2019.
(2)	Amount includes lease payments, which may be adjusted based on usage, changes in an index or market rate.

(in millions)	Statement of Financial Condition Classification	March 31, 2019
Statement of Financial Condition information:
Operating lease ROU assets	Other assets	$635
Operating lease liabilities	Other liabilities	$744

Supplemental information related to operating leases is summarized below:

(in millions)	Three Months Ended March 31, 2019
Cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$35
ROU assets in exchange for operating lease liabilities in connection with the adoption of ASU 2016-02	$661

	Three Months Ended March 31, 2019
Lease term and discount rate:
Weighted-average remaining lease term	5	years
Weighted-average discount rate	3%

(in millions)
Maturity of operating lease liabilities at March 31, 2019	Amount(1)
Remainder of 2019	$105
2020	137
2021	130
2022	119
2023	82
Thereafter	284
Total lease payments	$857
Less: imputed interest	113
Present value of lease liabilities	$744

(1)	Amount excludes $1.2 billion of legally binding minimum lease payments for leases signed but not yet commenced. See Note 13, Commitments and Contingencies, for more information.

10.  Goodwill

Goodwill activity during the three months ended March 31, 2019 was as follows:

(in millions)
December 31, 2018	$13,526
Goodwill adjustments related to Quellos	(2)
March 31, 2019	$13,524

The decrease in goodwill during the three months ended March 31, 2019 resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $129 million and $137 million at March 31, 2019 and December 31, 2018, respectively.

11.  Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2018	$17,578	$261	$17,839
Amortization expense	—	(15)	(15)
March 31, 2019	$17,578	$246	$17,824

12.  Borrowings

Short-Term Borrowings

2019 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in March 2019 to extend the maturity date to March 2024 (the “2019 credit facility”). The 2019 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2019 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2019 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2019. The 2019 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At March 31, 2019, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2019 credit facility. At March 31, 2019, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at March 31, 2019 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
5.00% Notes due 2019	$1,000	$—	$1,000	$1,016
4.25% Notes due 2021	750	(1)	749	773
3.375% Notes due 2022	750	(2)	748	768
3.50% Notes due 2024	1,000	(5)	995	1,039
1.25% Notes due 2025	786	(5)	781	825
3.20% Notes due 2027	700	(7)	693	710
Total Long-term Borrowings	$4,986	$(20)	$4,966	$5,131

See Note 23, Subsequent Events, for information on the April 2019 debt offering and Note 13, Borrowings, in the 2018 Form 10-K for more information regarding the Company’s borrowings.

13.  Commitments and Contingencies

Investment Commitments.   At March 31, 2019, the Company had $635 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Lease Commitment. As of March 31, 2019, there were no material changes to the lease commitments as reported in the 2018 Form 10-K. At December 31, 2018, future minimum commitments under the operating leases were as follows:

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

Contingencies

Contingent Payments Related to Business Acquisitions.  In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at March 31, 2019 totaled $275 million, and is included in other liabilities on the condensed consolidated statements of financial condition.

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

On May 27, 2014, certain investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the US District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. In the lawsuit, which purports to be brought derivatively on behalf of the Funds, the plaintiffs allege that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On June 13, 2018, the court granted in part and denied in part the defendants’ motion for summary judgment. On July 25, 2018, the plaintiffs served a pleading that supplemented the time period of their alleged damages to run through the date of trial. The lawsuit seeks, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by the defendants beginning twelve months preceding the start of the lawsuit with respect to each Fund and ending on the date of judgment, along with purported lost investment returns on those amounts, plus interest. The defendants believe the claims in the lawsuit are without merit. The trial on the remaining issues was completed on August 29, 2018. On February 8, 2019, the court issued an order dismissing the claims in their entirety. The plaintiffs filed a notice of appeal on March 8, 2019.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At March 31, 2019, the Company indemnified certain of its clients for their securities lending loan balances of approximately $214 billion. The Company held, as agent, cash and securities totaling $227 billion as collateral for indemnified securities on loan at March 31, 2019. The fair value of these indemnifications was not material at March 31, 2019.

14.  Revenue

The table below presents detail of revenue for the three months ended March 31, 2019 and 2018. See Note 2, Significant Accounting Policies, in the 2018 Form 10-K for more information on the Company’s revenue recognition.

	Three Months Ended
	March 31,
(in millions)	2019	2018
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$375	$438
iShares ETFs	847	926
Non-ETF Index	164	176
Equity subtotal	1,386	1,540
Fixed income:
Active	457	456
iShares ETFs	220	208
Non-ETF Index	97	93
Fixed income subtotal	774	757
Multi-asset	276	296
Alternatives:
Illiquid alternatives	110	77
Liquid alternatives	94	101
Currency and commodities(1)	24	25
Alternatives subtotal	228	203
Long-term	2,664	2,796
Cash management	141	151
Total base fees	2,805	2,947
Investment advisory performance fees:
Equity	—	18
Fixed income	2	3
Multi-asset	—	5
Alternatives:
Illiquid alternatives	20	—
Liquid alternatives	4	44
Alternatives subtotal	24	44
Total performance fees	26	70
Technology services revenue	204	184
Distribution fees:
Retrocessions	161	192
12b-1 fees (US mutual funds distribution fees)	89	108
Other	12	11
Total distribution fees	262	311
Advisory and other revenue:
Advisory	19	21
Other	30	50
Total advisory and other revenue	49	71
Total revenue	$3,346	$3,583

_____________________________________________________________

(1)      Amount includes commodity iShares ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style, respectively:

	Three Months Ended
	March 31,
(in millions)	2019	2018
By client type:
Retail	$826	$855
iShares ETFs	1,091	1,158
Institutional:
Active	500	527
Index	247	256
Total institutional	747	783
Long-term	2,664	2,796
Cash management	141	151
Total	$2,805	$2,947

By investment style:
Active	$1,307	$1,365
Index and iShares ETFs	1,357	1,431
Long-term	2,664	2,796
Cash management	141	151
Total	$2,805	$2,947

Investment advisory and administration fees

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2019 and 2018:

March 31, 2019

	Remainder of
(in millions)	2019	2020	2021	2022	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$56	$68	$55	$46	$43	$268

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at March 31, 2019. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less and (2) variable consideration related to future service periods.

March 31, 2018

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

(2)

The Company elected the following practical expedients and does not include amounts related to (1) performance obligations with an original duration of one year or less and (2) variable consideration related to future service periods.

Investment advisory performance fees / Carried interest

The table below presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs), which is included in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition, for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Beginning balance	$293	$219
Net increase (decrease) in unrealized allocations	51	5
Performance fee revenue recognized	(17)	—
Ending balance	$327	$224

Technology services revenue

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2019 and 2018:

March 31, 2019

	Remainder of
(in millions)	2019	2020	2021	2022	Thereafter	Total
Technology services revenue(1)(2)	$24	$28	$22	$14	$9	$97

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less and (2) variable consideration related to future service periods.

March 31, 2018

	Remainder of
(in millions)	2018	2019	2020	2021	Thereafter	Total
Technology services revenue(1)(2)	$25	$24	$20	$15	$10	$94

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and does not include amounts related to (1) performance obligations with an original duration of one year or less and (2) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of March 31, 2019, the estimated fixed minimum fees for the remainder of 2019 for currently outstanding contracts approximated $428 million. As of March 31, 2018, the estimated fixed minimum fees for the remainder of 2018 for currently outstanding contracts approximated $348 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Beginning balance	$70	$62
Additions	11	12
Revenue recognized that was included in the beginning balance	(8)	(8)
Ending balance	$73	$66

15.  Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the three months ended March 31, 2019 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2018	2,139,890	$429.19
Granted	1,076,516	$410.11
Converted	(888,966)	$369.49
Forfeited	(16,762)	$437.44
March 31, 2019(1)	2,310,678	$443.20

(1)	At March 31, 2019, approximately 2.2 million awards are expected to vest and 0.1 million awards have vested but have not been converted.

In January 2019, the Company granted 674,206 RSUs or shares of restricted stock to employees as part of 2018 annual incentive compensation that vest ratably over three years from the date of grant and 377,291 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2022. The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during the three months ended March 31, 2019 was $441 million.

At March 31, 2019, the intrinsic value of outstanding RSUs was $988 million, reflecting a closing stock price of $427.37.

At March 31, 2019, total unrecognized stock-based compensation expense related to unvested RSUs was $628 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.7 years.

Performance-Based RSUs.

Performance-based RSU activity for the three months ended March 31, 2019 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2018	845,285	$386.13
Granted	283,014	$410.32
Additional shares granted due to attainment of performance measures	2,117	$296.57
Converted	(360,927)	$296.57
Forfeited	(1,812)	$514.94
March 31, 2019	767,677	$436.60

In January 2019, the Company granted 283,014 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2022. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2019, the Company granted 2,117 additional RSUs to certain employees based on the attainment of Company performance measures during the performance period.

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the three months ended March 31, 2019 was $117 million.

At March 31, 2019, the intrinsic value of outstanding performance-based RSUs was $328 million, reflecting a closing stock price of $427.37.

At March 31, 2019, total unrecognized stock-based compensation expense related to unvested performance-based awards was $186 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period 1.9 years.

See Note 16, Stock-Based Compensation, in the 2018 Form 10-K for more information on performance-based RSUs.

Long-Term Incentive Plans Funded by PNC.    Under a share surrender agreement, PNC committed to provide up to 4 million shares of BlackRock stock, held by PNC, to fund certain BlackRock long-term incentive plans, including performance-based and market performance-based RSUs. The share surrender agreement commits PNC to provide BlackRock Series C nonvoting participating preferred stock to fund the remaining committed shares. On January 31, 2019, PNC surrendered its remaining 143,458 shares to BlackRock and has completed its share delivery obligation in connection with the agreement.

Performance-based Stock Options.

Stock options outstanding at both March 31, 2019 and December 31, 2018 were 2,106,482 with a weighted average exercise price of $513.50.

At March 31, 2019, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $157 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 4.7 years.

See Note 16, Stock-Based Compensation, in the 2018 Form 10-K for more information on performance-based stock options.

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

At March 31, 2019, the Company was required to maintain approximately $1.8 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

17.  Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in millions)	2019(1)	2018(1)
Beginning balance	$(691)	$(432)
Foreign currency translation adjustments	68	137
Reclassification as a result of adoption of accounting guidance	—	(6)
Ending balance	$(623)	$(301)

(1)

Amounts primarily relate to foreign currency translation adjustments. Amounts for the three months ended March 31, 2019 and 2018 include a gain from a net investment hedge of $11 million (net of a tax expense of $3 million) and a loss from a net investment hedge of $16 million (net of a tax benefit of $5 million), respectively.

18.  Capital Stock

Nonvoting Participating Preferred Stock.  The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31,	December 31,
	2019	2018
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding(1)	823,188	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding(1)	—	143,458
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—

(1)	Shares held by PNC.

Share Repurchases.  During the three months ended March 31, 2019, the Company repurchased 3.8 million common shares in open market transactions under the share repurchase program for approximately $1.6 billion, including a $1.3 billion private transaction that closed on March 25, 2019. At March 31, 2019 there were 6.1 million shares still authorized to be repurchased.

PNC Capital Contribution. On January 31, 2019, PNC surrendered its remaining 143,458 shares to BlackRock and has completed its share delivery obligation in connection with its share surrender agreement.

19. Restructuring

A restructuring charge of $60 million ($47 million after-tax), comprised of $53 million of severance and $7 million of expense related to the accelerated amortization of previously granted equity compensation awards, was recorded in the fourth quarter of 2018 in connection with an initiative to modify the size and shape of the workforce.

The table below presents a rollforward of the Company’s restructuring liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three months ended March 31, 2019:

Three Months Ended
(in millions)	March 31, 2019
Liability as of December 31, 2018	$53
Cash payments	(27)
Liability as of March 31, 2019	$26

20. Income Taxes

The three months ended March 31, 2019 and 2018 income tax expense included $22 million and $56 million, respectively, of discrete tax benefits related to stock-based compensation awards that vested in the first quarter of each respective year.

21.  Earnings Per Share

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2019 and 2018 under the treasury stock method:

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2019	2018
Net income attributable to BlackRock	$1,053	$1,089
Basic weighted-average shares outstanding	158,268,034	161,250,018
Dilutive effect of nonparticipating RSUs and stock options	1,080,397	1,668,943
Total diluted weighted-average shares outstanding	159,348,431	162,918,961
Basic earnings per share	$6.65	$6.75
Diluted earnings per share	$6.61	$6.68

22.  Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three months ended March 31, 2019 and 2018 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended
(in millions)	March 31,
Revenue	2019	2018
Americas	$2,240	$2,324
Europe	943	1,093
Asia-Pacific	163	166
Total revenue	$3,346	$3,583

See Note 14, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at March 31, 2019 and December 31, 2018 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	March 31,	December 31,
Long-lived Assets	2019	2018
Americas	$13,791	$13,780
Europe	303	303
Asia-Pacific	86	86
Total long-lived assets	$14,180	$14,169

Americas is primarily comprised of the United States, Latin America and Canada, while Europe is primarily comprised of the United Kingdom, the Netherlands and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

23.  Subsequent Events

In March 2019, the Company announced that it made a binding offer and entered into an exclusive agreement to acquire 100% of the equity interests of eFront Holding SAS (“eFront”), a leading alternative investment management software and solutions provider for approximately $1.3 billion, excluding settlement of eFront’s outstanding debt. On April 30, 2019, the Company and eFront shareholders subsequently signed a definitive purchase agreement in respect of the acquisition. The Company believes the acquisition of eFront will expand Aladdin’s illiquid alternative capabilities and provide whole-portfolio technology solutions to clients. The transaction is expected to be completed in the second quarter of 2019.

In April 2019, the Company issued $1.0 billion in aggregate principal amount of 3.25% senior unsecured and unsubordinated notes maturing on April 30, 2029 (the “2029 Notes”). The net proceeds of the 2029 Notes will be used for general corporate purposes, which may include funding all or a portion of the purchase price of the Company’s recently announced acquisition of eFront, repayment of a portion of the 5.00% Notes in December 2019 or repayment of borrowings under its commercial paper program. Interest is payable semi-annually on April 30 and October 30 of each year, commencing October 30, 2019, and is approximately $33 million per year. The 2029 Notes may be redeemed prior to January 30, 2029 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at par thereafter. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2029 Notes.

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $6.52 trillion of AUM at March 31, 2019. With approximately 14,700 employees in more than 30 countries, BlackRock provides a broad range of investment and technology services to institutional and retail clients worldwide.

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

At March 31, 2019, PNC held 22.0% of the Company’s voting common stock and 22.4% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Certain items previously reported have been reclassified to conform to the current period classifications.

United Kingdom Exit from European Union

Following the June 2016 vote to exit the EU, the United Kingdom (“UK”) served notice under Article 50 of the Treaty on European Union on March 29, 2017 to initiate the process of exiting from the EU, commonly referred to as "Brexit". At the Emergency EU Summit held on April 10, 2019, an agreement was reached to extend the deadline by which the UK is required to exit the EU to October 31, 2019. If a withdrawal agreement between the UK and EU is ratified prior to October 31, 2019, the UK will withdraw from the EU on the first day of the month following such agreement.

Substantial uncertainty remains surrounding the terms upon which the UK will ultimately exit the EU. As a result, the UK’s relationship with the EU, as well as whether a withdrawal agreement will be reached, remains unclear. Moreover, the passage of time without a resolution in place has become a source of economic, political and regulatory instability. BlackRock is implementing a number of steps to prepare for various outcomes, including effecting organizational, governance and operational changes, applying for and receiving licenses and permissions in the EU, and engaging in client communications. These steps, many of which have been time-consuming and costly, are expected to add complexity to BlackRock’s European operations. In addition, depending on the terms of the UK’s exit from the EU, BlackRock may experience organizational and operational challenges and incur additional costs in connection with its European operations post-Brexit, which may impede the Company’s growth or impact its financial performance.

Acquisition

In March 2019, the Company announced that it made a binding offer and entered into an exclusive agreement to acquire 100% of the equity interests of eFront Holding SAS (“eFront”), a leading alternative investment management software and solutions provider for approximately $1.3 billion, excluding settlement of eFront’s outstanding debt. On April 30, 2019, the Company and eFront shareholders subsequently signed a definitive purchase agreement in respect of the acquisition. The Company believes the acquisition of eFront will expand Aladdin’s illiquid alternative capabilities and provide whole-portfolio technology solutions to clients. The transaction is expected to be completed in the second quarter of 2019.

EXECUTIVE SUMMARY

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2019	2018
GAAP basis:
Total revenue	$3,346	$3,583
Total expense	2,113	2,208
Operating income	$1,233	$1,375
Operating margin	36.8%	38.4%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	118	(21)
Income tax expense	(298)	(265)
Net income attributable to BlackRock	$1,053	$1,089
Diluted earnings per common share	$6.61	$6.68
Effective tax rate	22.1%	19.6%
As adjusted(1):
Operating income	$1,233	$1,378
Operating margin	41.9%	44.1%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$118	$(21)
Net income attributable to BlackRock	$1,053	$1,092
Diluted earnings per common share	$6.61	$6.70
Effective tax rate	22.1%	19.6%
Other:
Assets under management (end of period)	$6,515,345	$6,316,984
Diluted weighted-average common shares outstanding(2)	159,348,431	162,918,961
Common and preferred shares outstanding (end of period)	155,323,503	161,275,008
Book value per share(3)	$201.57	$198.28
Cash dividends declared and paid per share	$3.30	$2.88

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)	Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at March 31 of the respective period-end.

THREE MONTHS ENDED MARCH 31, 2019 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2018

GAAP.   Operating income of $1,233 million decreased $142 million and operating margin of 36.8% decreased 160 bps from the first quarter of 2018. The decline in operating income and operating margin reflected the negative impact of markets and foreign exchange on base fees, partially offset by lower employee compensation and benefits and volume-related expense. Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) increased $139 million from the first quarter of 2018, driven by higher marks on un-hedged seed capital investments and the revaluation of certain strategic minority investments.

First quarter 2019 and 2018 income tax expense included $22 million and $56 million, respectively, of discrete tax benefits related to stock-based compensation awards that vested in the first quarter of each respective year. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share decreased $0.07, or 1%, from the first quarter of 2018, driven primarily by lower operating income and a higher effective tax rate in the current quarter, partially offset by higher nonoperating income and the benefit of share repurchases.

As Adjusted.    Operating income of $1,233 million decreased $145 million and operating margin of 41.9% decreased 145 bps from the first quarter of 2018. Earnings per diluted common share decreased $0.09, or 1%, from the first quarter of 2018.

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

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Operating income, GAAP basis	$1,233	$1,375
Non-GAAP expense adjustment:
PNC LTIP funding obligation	—	3
Operating income, as adjusted	1,233	1,378
Product launch costs and commissions	—	12
Operating income used for operating margin measurement	$1,233	$1,390
Revenue, GAAP basis	$3,346	$3,583
Non-GAAP adjustment:
Distribution and servicing costs	(404)	(432)
Revenue used for operating margin measurement	$2,942	$3,151
Operating margin, GAAP basis	36.8%	38.4%
Operating margin, as adjusted	41.9%	44.1%

Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time, and, therefore, provide useful disclosure to investors. Management believes that operating margin, as adjusted, reflects the Company’s long-term ability to manage ongoing costs in relation to its revenues. The Company uses operating margin, as adjusted, to assess the Company’s financial performance and to determine the long-term and annual compensation of the Company’s senior-level employees.  Furthermore, this metric is used to evaluate the Company’s relative performance against industry peers, as it eliminates margin variability arising from the accounting for different distribution channels utilized by asset managers.

•

Operating income, as adjusted, includes a non-GAAP expense adjustment. In the three months ended March 31, 2018, the portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value.

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

•

Revenue used for calculating operating margin, as adjusted, is reduced by the Company’s distribution and servicing costs, which are recorded as a separate line item on the condensed consolidated statements of income. Distribution and servicing costs are direct payments to third parties for the distribution and servicing of retail products and may vary between periods based on the type of investment product sold and geographic location. The Company recovers these costs through revenue received from its retail products.

(2) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended
	March 31,
(in millions, except per share data)	2019	2018
Net income attributable to BlackRock, Inc., GAAP basis	$1,053	$1,089
Non-GAAP adjustment:
PNC LTIP funding obligation, net of tax	—	3
Net income attributable to BlackRock, Inc., as adjusted	$1,053	$1,092
Diluted weighted-average common shares outstanding (3)	159.3	162.9
Diluted earnings per common share, GAAP basis (3)	$6.61	$6.68
Diluted earnings per common share, as adjusted (3)	$6.61	$6.70

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2019	2018	2018	2019	2019
Retail	$646,355	$610,850	$638,363	$(813)	$1,580
iShares ETFs	1,924,710	1,731,425	1,767,925	30,688	163,575
Institutional:
Active	1,160,150	1,079,979	1,130,446	15,367	12,873
Index	2,327,080	2,103,230	2,324,327	13,757	(50,326)
Institutional subtotal	3,487,230	3,183,209	3,454,773	29,124	(37,453)
Long-term	6,058,295	5,525,484	5,861,061	58,999	127,702
Cash management	455,271	448,565	454,784	5,666	2,971
Advisory(1)	1,779	1,769	1,139	1	676
Total	$6,515,345	$5,975,818	$6,316,984	$64,666	$131,349

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2019	2018	2018	2019	2019
Active	$1,724,875	$1,617,780	$1,693,883	$13,603	$8,098
Index and iShares ETFs	4,333,420	3,907,704	4,167,178	45,396	119,604
Long-term	6,058,295	5,525,484	5,861,061	58,999	127,702
Cash management	455,271	448,565	454,784	5,666	2,971
Advisory(1)	1,779	1,769	1,139	1	676
Total	$6,515,345	$5,975,818	$6,316,984	$64,666	$131,349

AUM and Net Inflows (Outflows) by Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2019	2018	2018	2019	2019
Equity	$3,375,885	$3,035,825	$3,363,237	$(26,077)	$(37,425)
Fixed income	2,029,966	1,884,417	1,886,523	79,923	132,351
Multi-asset	499,520	461,884	476,697	(1,655)	17,245
Alternatives:
Illiquid alternatives	66,462	59,827	49,472	5,938	11,965
Liquid alternatives	53,118	51,718	52,091	(99)	1,932
Currency and commodities(2)	33,344	31,813	33,041	969	1,634
Alternatives subtotal	152,924	143,358	134,604	6,808	15,531
Long-term	6,058,295	5,525,484	5,861,061	58,999	127,702
Cash management	455,271	448,565	454,784	5,666	2,971
Advisory(1)	1,779	1,769	1,139	1	676
Total	$6,515,345	$5,975,818	$6,316,984	$64,666	$131,349

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares ETFs.

Component Changes in AUM for the Three Months Ended March 31, 2019

The following table presents the component changes in AUM by client type and product type for the three months ended March 31, 2019.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2018	(outflows)	change	impact(1)	2019	AUM(2)
Retail:
Equity	$205,714	$(3,613)	$23,370	$521	$225,992	$219,245
Fixed income	271,588	5,929	4,099	(50)	281,566	277,587
Multi-asset	113,417	(3,692)	8,086	87	117,898	116,924
Alternatives	20,131	563	226	(21)	20,899	20,495
Retail subtotal	610,850	(813)	35,781	537	646,355	634,251
iShares ETFs:
Equity	1,274,262	(1,622)	151,100	(536)	1,423,204	1,369,626
Fixed income	427,596	32,203	12,010	(648)	471,161	451,119
Multi-asset	4,485	(636)	320	2	4,171	4,204
Alternatives	25,082	743	354	(5)	26,174	26,119
iShares ETFs subtotal	1,731,425	30,688	163,784	(1,187)	1,924,710	1,851,068
Institutional:
Active:
Equity	110,976	(5,536)	12,941	272	118,653	117,018
Fixed income	538,961	12,992	18,942	418	571,313	551,584
Multi-asset	336,237	2,591	30,680	(462)	369,046	355,060
Alternatives	93,805	5,320	1,905	108	101,138	98,044
Active subtotal	1,079,979	15,367	64,468	336	1,160,150	1,121,706
Index:
Equity	1,444,873	(15,306)	177,919	550	1,608,036	1,558,876
Fixed income	646,272	28,799	25,821	5,034	705,926	676,391
Multi-asset	7,745	82	600	(22)	8,405	8,182
Alternatives	4,340	182	157	34	4,713	4,511
Index subtotal	2,103,230	13,757	204,497	5,596	2,327,080	2,247,960
Institutional subtotal	3,183,209	29,124	268,965	5,932	3,487,230	3,369,666
Long-term	5,525,484	58,999	468,530	5,282	6,058,295	5,854,985
Cash management	448,565	5,666	676	364	455,271	450,140
Advisory(3)	1,769	1	3	6	1,779	1,778
Total	$5,975,818	$64,666	$469,209	$5,652	$6,515,345	$6,306,903

(1) Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.

(2) Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

(3) Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the three months ended March 31, 2019.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2018	(outflows)	change	impact(1)	2019	AUM(2)
Active:
Equity	$258,205	$(9,464)	$29,893	$310	$278,944	$273,333
Fixed income	795,985	18,285	22,525	155	836,950	813,821
Multi-asset	449,654	(1,101)	38,766	(375)	486,944	471,984
Alternatives	113,936	5,883	2,131	87	122,037	118,539
Active subtotal	1,617,780	13,603	93,315	177	1,724,875	1,677,677
Index and iShares ETFs:
iShares ETFs:
Equity	1,274,262	(1,622)	151,100	(536)	1,423,204	1,369,626
Fixed income	427,596	32,203	12,010	(648)	471,161	451,119
Multi-asset	4,485	(636)	320	2	4,171	4,204
Alternatives	25,082	743	354	(5)	26,174	26,119
iShares ETFs subtotal	1,731,425	30,688	163,784	(1,187)	1,924,710	1,851,068
Non-ETF Index:
Equity	1,503,358	(14,991)	184,337	1,033	1,673,737	1,621,806
Fixed income	660,836	29,435	26,337	5,247	721,855	691,741
Multi-asset	7,745	82	600	(22)	8,405	8,182
Alternatives	4,340	182	157	34	4,713	4,511
Non-ETF Index subtotal	2,176,279	14,708	211,431	6,292	2,408,710	2,326,240
Index & iShares ETFs subtotal	3,907,704	45,396	375,215	5,105	4,333,420	4,177,308
Long-term	5,525,484	58,999	468,530	5,282	6,058,295	5,854,985
Cash management	448,565	5,666	676	364	455,271	450,140
Advisory(3)	1,769	1	3	6	1,779	1,778
Total	$5,975,818	$64,666	$469,209	$5,652	$6,515,345	$6,306,903

The following table presents component changes in AUM by product type for the three months ended March 31, 2019.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2018	(outflows)	change	impact(1)	2019	AUM(2)
Equity	$3,035,825	$(26,077)	$365,330	$807	$3,375,885	$3,264,765
Fixed income	1,884,417	79,923	60,872	4,754	2,029,966	1,956,681
Multi-asset	461,884	(1,655)	39,686	(395)	499,520	484,370
Alternatives:
Illiquid alternatives	59,827	5,938	600	97	66,462	63,757
Liquid alternatives	51,718	(99)	1,494	5	53,118	52,362
Currency and commodities(4)	31,813	969	548	14	33,344	33,050
Alternatives subtotal	143,358	6,808	2,642	116	152,924	149,169
Long-term	5,525,484	58,999	468,530	5,282	6,058,295	5,854,985
Cash management	448,565	5,666	676	364	455,271	450,140
Advisory(3)	1,769	1	3	6	1,779	1,778
Total	$5,975,818	$64,666	$469,209	$5,652	$6,515,345	$6,306,903

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.
(4)	Amounts include commodity iShares ETFs.

AUM increased $539.5 billion to $6.52 trillion at March 31, 2019, driven by net market appreciation and positive net inflows.

Net market appreciation of $469.2 billion was primarily driven by higher US and global equity markets.

Long-term net inflows of $59.0 billion included $30.7 billion and $29.1 billion from iShares ETFs and institutional clients, respectively, partially offset by net outflows of $0.8 billion from retail clients. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $30.7 billion were led by fixed income ETFs, which generated $32.2 billion of net inflows, across high yield, emerging market bonds and treasuries. iShares ETFs net inflows reflected $19.5 billion and $11.2 billion of net inflows into Core and non-Core ETFs, respectively.  By region, iShares ETFs inflows were diversified with $16.7 billion of net inflows in US-listed iShares ETFs and $14.6 billion of net inflows in European-listed iShares ETFs.

•

Institutional active net inflows of $15.4 billion were driven by active fixed income, alternative and multi-asset net inflows of $13.0 billion, $5.3 billion and $2.6 billion, respectively, partially offset by active equity net outflows of $5.5 billion. Active fixed income net inflows reflected strong activity in the insurance client channel.  Alternative net inflows of $5.3 billion reflected net flows into illiquid alternatives, led by infrastructure, real estate, private credit and the first close of Long Term Private Capital (“LTPC”), a perpetual, direct private equity fund.

•

Institutional index net inflows of $13.8 billion were led by fixed income net inflows of $28.8 billion, reflecting continued demand for liability-driven investment solutions, partially offset by equity net outflows of $15.3 billion.

•

Retail net outflows of $0.8 billion reflected net outflows in international equities and world allocation strategies, partially offset by strength in BlackRock’s municipal fixed income franchise and event-driven liquid alternative funds.

Cash management AUM increased to $455.3 billion, driven by positive net inflows of $5.7 billion.

AUM increased $5.7 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the British pound, partially offset by the strengthening of the US dollar against the Euro.

Component Changes in AUM for the Twelve Months Ended March 31, 2019

The following table presents the component changes in AUM by client type and product for the twelve months ended March 31, 2019.

	March 31,	Net inflows	Acquisitions and	Market	FX	March 31,	Average
(in millions)	2018	(outflows)	dispositions(1)	change	impact(2)	2019	AUM(3)
Retail:
Equity	$232,955	$(5,771)	$2,137	$2,077	$(5,406)	$225,992	$228,018
Fixed income	266,571	7,411	14,070	(2,343)	(4,143)	281,566	273,072
Multi-asset	121,601	(2,813)	2,519	(2,465)	(944)	117,898	119,768
Alternatives	17,236	2,753	1,628	(427)	(291)	20,899	19,305
Retail subtotal	638,363	1,580	20,354	(3,158)	(10,784)	646,355	640,163
iShares ETFs:
Equity	1,344,564	81,482	-	9,013	(11,855)	1,423,204	1,367,394
Fixed income	394,191	79,923	-	3,410	(6,363)	471,161	418,978
Multi-asset	3,766	366	-	43	(4)	4,171	3,908
Alternatives	25,404	1,804	-	(933)	(101)	26,174	25,078
iShares ETFs subtotal	1,767,925	163,575	-	11,533	(18,323)	1,924,710	1,815,358
Institutional:
Active:
Equity	136,470	(13,136)	(4,296)	3,196	(3,581)	118,653	126,525
Fixed income	563,572	(3,640)	2,417	18,775	(9,811)	571,313	551,214
Multi-asset	343,344	18,645	(1,593)	19,190	(10,540)	369,046	351,477
Alternatives	87,060	11,004	3,374	1,674	(1,974)	101,138	91,929
Active subtotal	1,130,446	12,873	(98)	42,835	(25,906)	1,160,150	1,121,145
Index:
Equity	1,649,248	(100,000)	4,749	84,973	(30,934)	1,608,036	1,624,596
Fixed income	662,189	48,657	2,051	23,973	(30,944)	705,926	651,967
Multi-asset	7,986	1,047	(243)	(167)	(218)	8,405	7,965
Alternatives	4,904	(30)	1	(27)	(135)	4,713	4,610
Index subtotal	2,324,327	(50,326)	6,558	108,752	(62,231)	2,327,080	2,289,138
Institutional subtotal	3,454,773	(37,453)	6,460	151,587	(88,137)	3,487,230	3,410,283
Long-term	5,861,061	127,702	26,814	159,962	(117,244)	6,058,295	5,865,804
Cash management	454,784	2,971	686	2,184	(5,354)	455,271	453,287
Advisory(4)	1,139	676	-	22	(58)	1,779	1,473
Total	$6,316,984	$131,349	$27,500	$162,168	$(122,656)	$6,515,345	$6,320,564

(1)

Amounts include $5.4 billion and $25.6 billion of net AUM from the acquisitions of Tennenbaum Capital Partners in August 2018 (“TCP Transaction”) and the asset management business of Citibanamex in September 2018 (“Citibanamex Transaction”), respectively. In addition, amounts include $18.6 billion and $2.3 billion of AUM reclassifications and net dispositions, respectively, related to the transfer of BlackRock’s UK Defined Contribution Administration and Platform business to Aegon N.V. in July 2018 (“Aegon Transaction”) and $1.2 billion of net AUM dispositions related to the sale of BlackRock’s minority interest in DSP BlackRock Investment Managers Pvt. Ltd. to the DSP Group in August 2018 (“DSP Transaction”).

(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the twelve months ended March 31, 2019.

	March 31,	Net inflows	Acquisitions and	Market	FX	March 31,	Average
(in millions)	2018	(outflows)	dispositions(1)	change	impact(2)	2019	AUM(3)
Active:
Equity	$308,367	$(22,909)	$(2,160)	$2,532	$(6,886)	$278,944	$291,305
Fixed income	816,274	1,419	16,487	15,878	(13,108)	836,950	809,653
Multi-asset	464,945	15,832	926	16,725	(11,484)	486,944	471,245
Alternatives	104,297	13,756	5,002	1,247	(2,265)	122,037	111,234
Active subtotal	1,693,883	8,098	20,255	36,382	(33,743)	1,724,875	1,683,437
Index and iShares ETFs:
iShares ETFs:
Equity	1,344,564	81,482	-	9,013	(11,855)	1,423,204	1,367,394
Fixed income	394,191	79,923	-	3,410	(6,363)	471,161	418,978
Multi-asset	3,766	366	-	43	(4)	4,171	3,908
Alternatives	25,404	1,804	-	(933)	(101)	26,174	25,078
iShares ETFs subtotal	1,767,925	163,575	-	11,533	(18,323)	1,924,710	1,815,358
Non-ETF Index
Equity	1,710,306	(95,998)	4,750	87,714	(33,035)	1,673,737	1,687,834
Fixed income	676,058	51,009	2,051	24,527	(31,790)	721,855	666,600
Multi-asset	7,986	1,047	(243)	(167)	(218)	8,405	7,965
Alternatives	4,903	(29)	1	(27)	(135)	4,713	4,610
Non-ETF Index subtotal	2,399,253	(43,971)	6,559	112,047	(65,178)	2,408,710	2,367,009
Index & iShares ETFs subtotal	4,167,178	119,604	6,559	123,580	(83,501)	4,333,420	4,182,367
Long-term	5,861,061	127,702	26,814	159,962	(117,244)	6,058,295	5,865,804
Cash management	454,784	2,971	686	2,184	(5,354)	455,271	453,287
Advisory(4)	1,139	676	-	22	(58)	1,779	1,473
Total	$6,316,984	$131,349	$27,500	$162,168	$(122,656)	$6,515,345	$6,320,564

The following table presents component changes in AUM by product type for the twelve months ended March 31, 2019.

	March 31,	Net inflows	Acquisitions and	Market	FX	March 31,	Average
(in millions)	2018	(outflows)	dispositions(1)	change	impact(2)	2019	AUM(3)
Equity	$3,363,237	$(37,425)	$2,590	$99,259	$(51,776)	$3,375,885	$3,346,533
Fixed income	1,886,523	132,351	18,538	43,815	(51,261)	2,029,966	1,895,231
Multi-asset	476,697	17,245	683	16,601	(11,706)	499,520	483,118
Alternatives:
Illiquid alternatives	49,472	11,965	4,968	1,238	(1,181)	66,462	56,670
Liquid alternatives	52,091	1,932	28	77	(1,010)	53,118	52,039
Currency and commodities(5)	33,041	1,634	7	(1,028)	(310)	33,344	32,213
Alternatives subtotal	134,604	15,531	5,003	287	(2,501)	152,924	140,922
Long-term	5,861,061	127,702	26,814	159,962	(117,244)	6,058,295	5,865,804
Cash management	454,784	2,971	686	2,184	(5,354)	455,271	453,287
Advisory(4)	1,139	676	-	22	(58)	1,779	1,473
Total	$6,316,984	$131,349	$27,500	$162,168	$(122,656)	$6,515,345	$6,320,564

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

AUM increased $198.4 billion to $6.52 trillion at March 31, 2019, driven by net market appreciation, net inflows and net AUM added from strategic transactions, partially offset by the impact of foreign exchange movements.

Net market appreciation of $162.2 billion included $99.3 billion from equity products, driven by higher US equity markets and $43.8 billion from fixed income strategies.

Long-term net inflows of $127.7 billion were comprised of net inflows of $163.6 billion and $1.6 billion from iShares ETFs and retail clients, respectively, partially offset by net outflows of $37.5 billion from institutional clients. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $163.6 billion reflected $93.4 billion and $70.2 billion of net inflows into Core and non-Core ETFs, respectively. Equity net inflows of $81.5 billion were driven by both US and international equity market exposures. Fixed income net inflows of $79.9 billion were led by flows into treasuries, investment grade corporate bond and emerging markets debt ETFs.

•

Institutional active net inflows of $12.9 billion reflected active multi-asset and alternative net inflows of $18.6 billion and $11.0 billion, respectively, partially offset by active equity and fixed income net outflows of $13.1 billion and $3.6 billion, respectively. Multi-asset net inflows were driven by ongoing demand for the LifePath® target-date series and outsourced chief investment officer mandates. Alternatives net inflows were led by flows into illiquid alternatives, including infrastructure, real estate and the previously mentioned first close of LTPC.

•

Retail net inflows of $1.6 billion reflected net inflows of $18.8 billion in the United States, partially offset by net outflows of $17.2 billion internationally. Retail net inflows were led by fixed income net inflows of $7.4 billion, reflecting inflows into municipal and core bond funds, partially offset by net outflows from emerging market debt and unconstrained strategies.

•

Institutional index net outflows of $50.3 billion were primarily driven by equity net outflows of $100.0 billion, linked to client asset allocation, re-balancing and cash needs, partially offset by fixed income net inflows of $48.7 billion, led by continued demand for liability-driven investment fixed income solutions.

Cash management AUM increased to $455.3 billion, primarily due to positive net inflows and net market appreciation, partially offset by the impact of foreign exchange movements.

AUM decreased $122.7 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar, largely against the British pound and the Euro.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three months ended March 31, 2019 and 2018 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).

Revenue

	Three Months Ended
	March 31,
(in millions)	2019	2018
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$375	$438
iShares ETFs	847	926
Non-ETF Index	164	176
Equity subtotal	1,386	1,540
Fixed income:
Active	457	456
iShares ETFs	220	208
Non-ETF Index	97	93
Fixed income subtotal	774	757
Multi-asset	276	296
Alternatives:
Illiquid alternatives	110	77
Liquid alternatives	94	101
Currency and commodities(1)	24	25
Alternatives subtotal	228	203
Long-term	2,664	2,796
Cash management	141	151
Total base fees	2,805	2,947
Investment advisory performance fees:
Equity	—	18
Fixed income	2	3
Multi-asset	—	5
Alternatives:
Illiquid alternatives	20	—
Liquid alternatives	4	44
Alternatives subtotal	24	44
Total performance fees	26	70
Technology services revenue	204	184
Distribution fees:
Retrocessions	161	192
12b-1 fees (US mutual funds distribution fees)	89	108
Other	12	11
Total distribution fees	262	311
Advisory and other revenue:
Advisory	19	21
Other	30	50
Total advisory and other revenue	49	71
Total revenue	$3,346	$3,583

(1)  Amount include commodity iShares ETFs.

The table below lists the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and mix of average AUM by product type:

	Three Months Ended March 31,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)
	2019	2018	2019	2018
Equity:
Active	13%	15%	4%	5%
iShares ETFs	30%	31%	22%	21%
Non-ETF Index	6%	6%	26%	27%
Equity subtotal	49%	52%	52%	53%
Fixed income:
Active	16%	15%	13%	13%
iShares ETFs	9%	8%	7%	6%
Non-ETF Index	3%	3%	11%	10%
Fixed income subtotal	28%	26%	31%	29%
Multi-asset	10%	10%	8%	8%
Alternatives:
Illiquid alternatives	4%	3%	1%	1%
Liquid alternatives	3%	3%	1%	1%
Currency and commodities	1%	1%	—%	1%
Alternatives subtotal	8%	7%	2%	3%
Long-term	95%	95%	93%	93%
Cash management	5%	5%	7%	7%
Total excluding Advisory AUM	100%	100%	100%	100%

(1)  Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Revenue decreased $237 million, or 7%, from the three months ended March 31, 2018, primarily driven by lower base fees.

Investment advisory, administration fees and securities lending revenue of $2,805 million decreased $142 million from $2,947 million for the three months ended March 31, 2018, primarily driven by the negative impact of markets and foreign exchange on average AUM and the impact of strategic pricing investments, partially offset by the positive impact of acquisitions and organic growth. Securities lending revenue was $148 million in the current quarter compared with $155 million in the first quarter of 2018.

Investment advisory performance fees of $26 million decreased $44 million from $70 million for the three months ended March 31, 2018, primarily reflecting lower revenue from liquid alternatives and long-only products, partially offset by higher revenue from illiquid alternatives.

Technology services revenue of $204 million increased $20 million from $184 million for the three months ended March 31, 2018, primarily reflecting higher revenue from Aladdin.

Advisory and other revenue of $49 million decreased $22 million from $71 million for the three months ended March 31, 2018, primarily reflecting lower earnings from an equity method investment.

Expense

	Three Months Ended
	March 31,
(in millions)	2019	2018
Expense, GAAP:
Employee compensation and benefits	$1,064	$1,121
Distribution and servicing costs:
Retrocessions	161	192
12b-1 costs	88	106
Other	155	134
Total distribution and servicing costs	404	432
Direct fund expense	242	261
General and administration:
Marketing and promotional	81	85
Occupancy and office related	74	74
Portfolio services	62	70
Technology	69	53
Professional services	33	32
Communications	9	10
Foreign exchange remeasurement	8	1
Contingent consideration fair value adjustments	6	6
Product launch costs	—	11
Other general and administration	46	41
Total general and administration expense	388	383
Amortization of intangible assets	15	11
Total expense, GAAP	$2,113	$2,208
Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	—	3
Expense, as adjusted:
Employee compensation and benefits	$1,064	$1,118
Distribution and servicing costs	404	432
Direct fund expense	242	261
General and administration	388	383
Amortization of intangible assets	15	11
Total expense, as adjusted	$2,113	$2,205

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

GAAP.   Expense decreased $95 million from the three months ended March 31, 2018, driven primarily by lower employee compensation and benefits expense and lower volume-related expense.

Employee compensation and benefits expense decreased $57 million from the three months ended March 31, 2018, primarily reflecting lower incentive compensation, driven in part by lower operating income. Employees at March 31, 2019 totaled approximately 14,700 compared with approximately 14,000 at March 31, 2018.

General and administration expense increased $5 million from the three months ended March 31, 2018, primarily driven by higher technology expense, partially offset by the impact of product launch costs recorded during the three months ended Marched 31, 2018.

As Adjusted.   Expense, as adjusted, decreased $92 million, or 4%, to $2,113 million from $2,205 million for the three months ended March 31, 2018. The decrease in total expense, as adjusted, is driven primarily by lower employee compensation and benefits expense and lower volume-related expense.

Nonoperating Results

The summary and reconciliation of GAAP nonoperating income (expense) to nonoperating income (expense), as adjusted for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Nonoperating income (expense), GAAP basis(1)	$125	$(16)
Less: Net income (loss) attributable to NCI	7	5
Nonoperating income (expense), as adjusted, net of NCI(2)(3)	$118	$(21)

(1)	Amounts include gains of $94 million and $2 million for the three months ended March 31, 2019 and 2018, respectively, attributable to consolidated variable interest entities (“VIEs”).
(2)	Net of income (loss) attributable to NCI.
(3)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three months ended March 31, 2019 and 2018.

The components of nonoperating income (expense), as adjusted, for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Net gain (loss) on investments(1)(2)
Private equity	$—	$1
Real assets	6	5
Other alternatives(3)	8	3
Other investments(4)	73	1
Subtotal	87	10
Other gains(5)	48	—
Total net gain (loss) on investments(1)(2)	135	10
Interest and dividend income	29	15
Interest expense	(46)	(46)
Net interest expense	(17)	(31)
Nonoperating income (expense), as adjusted(1)(2)	$118	$(21)

(1)	Net of net income (loss) attributable to NCI. Amounts also include net gain (loss) on consolidated VIEs.
(2)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three months ended March 31, 2019 and 2018.

(3)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include net gains (losses) related to equity and fixed income investments.
(5)	Amounts primarily include noncash pre-tax gains related to the revaluation of certain minority strategic investments.

Income Tax Expense

	GAAP		As Adjusted
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2019	2018	2019	2018
Operating income(1)	$1,233	$1,375	$1,233	$1,378
Total nonoperating income (expense)(1)(2)	118	(21)	118	(21)
Income before income taxes(2)	$1,351	$1,354	$1,351	$1,357
Income tax expense	$298	$265	$298	$265
Effective tax rate	22.1%	19.6%	22.1%	19.6%

(1)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information.

(2)	Net of net income (loss) attributable to NCI.

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

For the three months ended March 31, 2019 and 2018 income tax expense (GAAP) included $22 million and $56 million, respectively, of discrete tax benefits related to stock-based compensation awards that vested in the first quarter of each respective year.

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

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as voting rights entities (“VREs”) and VIEs, (collectively, “Consolidated Sponsored Investment Products”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2018 Form 10-K for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by Consolidated Sponsored Investment Products to use in its operating activities. In addition, the Company cannot readily sell investments held by Consolidated Sponsored Investment Products in order to obtain cash for use in the Company’s operations.

	March 31, 2019
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Products(2)	As Adjusted
Assets
Cash and cash equivalents	$3,891	$—	$42	$3,849
Accounts receivable	2,771	—	—	2,771
Investments	1,917	—	32	1,885
Assets of consolidated VIEs:
Cash and cash equivalents	170	—	170	—
Investments	2,592	—	986	1,606
Other assets	69	—	69	—
Separate account assets and collateral held under securities lending agreements	118,784	118,784	—	—
Other assets(3)	3,466	—	15	3,451
Subtotal	133,660	118,784	1,314	13,562
Goodwill and intangible assets, net	31,348	—	—	31,348
Total assets	$165,008	$118,784	$1,314	$44,910
Liabilities
Accrued compensation and benefits	$730	$—	$—	$730
Accounts payable and accrued liabilities	1,225	—	—	1,225
Liabilities of consolidated VIEs	613	—	613	—
Borrowings	4,966	—	—	4,966
Separate account liabilities and collateral liabilities under securities lending agreements	118,784	118,784	—	—
Deferred income tax liabilities(4)	3,654	—	—	3,654
Other liabilities(5)	2,665	—	(361)	3,026
Total liabilities	132,637	118,784	252	13,601
Equity
Total stockholders’ equity	31,309	—	—	31,309
Noncontrolling interests	1,062	—	1,062	—
Total equity	32,371	—	1,062	31,309
Total liabilities and equity	$165,008	$118,784	$1,314	$44,910

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts primarily represent the portion of assets and liabilities of Consolidated Sponsored Investment Products attributable to NCI.
(3)	Amounts include property and equipment, operating lease right-of-use (“ROU”) assets and other assets.
(4)	Amount includes approximately $4.0 billion of deferred income tax liabilities related to goodwill and intangibles.
(5)	Amount includes operating lease liabilities and other liabilities.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of March 31, 2019 and December 31, 2018 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.   Cash and cash equivalents at March 31, 2019 and December 31, 2018 included $42 million and $59 million, respectively, of cash held by consolidated VREs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the three months ended March 31, 2019).

Accounts receivable at March 31, 2019 increased $114 million from December 31, 2018, primarily due to higher base fees and securities lending receivables. Investments were $1,917 million at March 31, 2019 (for more information see Investments herein). Goodwill and intangible assets decreased $17 million from December 31, 2018, primarily due to amortization of intangible assets. Other assets (including operating lease ROU assets and property and equipment) increased $695 million from December 31, 2018, primarily due to the recognition of the operating lease ROU assets related to the adoption of the new lease accounting guidance and an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities), partially offset by a decrease in current taxes receivable.

Liabilities.    Accrued compensation and benefits at March 31, 2019 decreased $1,258 million from December 31, 2018, primarily due to 2018 incentive compensation cash payments in the first quarter of 2019, partially offset by 2019 incentive compensation accruals. Accounts payable and accrued liabilities at March 31, 2019 decreased $67 million from December 31, 2018, primarily due to lower current income taxes payables. Other liabilities increased $776 million from December 31, 2018, primarily due to the recognition of the operating lease liabilities related to the adoption of the new lease accounting guidance and higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets). Net deferred income tax liabilities at March 31, 2019 increased $83 million from December 31, 2018, primarily due to the effects of temporary differences associated with stock-based compensation and investment income.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,917 million and $2,592 million, respectively, at March 31 2019. Total Investments include consolidated investments held by sponsored investment products accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	March 31,	December 31,
(in millions)	2019	2018
Investments, GAAP	$1,917	$1,796
Investments held by consolidated VIEs, GAAP	2,592	2,680
Total Investments	4,509	4,476
Investments held by consolidated VIEs	(2,592)	(2,680)
Net interest in consolidated VIEs(1)	1,606	1,661
Investments held by consolidated VREs	(586)	(524)
Net interest in consolidated VREs	554	448
Total Investments, as adjusted	3,491	3,381
Federal Reserve Bank stock	(93)	(92)
Deferred compensation investments	(22)	(34)
Hedged investments	(493)	(483)
Carried interest (VIEs/VREs)	(404)	(387)
Total “economic” investment exposure	$2,479	$2,385

(1)	Amount includes $390 million of carried interest (VIEs) as of March 31, 2019 and $369 million as of December 31, 2018, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(in millions)	2019	2018
Private equity	$310	$305
Real assets	378	377
Other alternatives(1)	234	199
Other investments(2)	1,557	1,504
Total “economic” investment exposure	$2,479	$2,385

(1)	Other alternatives include direct hedge fund strategies and hedge fund solutions.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as UK government securities, primarily held for regulatory purposes.

As adjusted investment activity for the three months ended March 31, 2019 was as follows:

(in millions)	Three Months Ended March 31, 2019
Total Investments, as adjusted, beginning balance	$3,381
Purchases/capital contributions/acquisitions	203
Sales/maturities	(225)
Distributions(1)	(24)
Market appreciation(depreciation)/earnings from equity method investments	142
Carried interest capital allocations/(distributions)	17
Other	(3)
Total Investments, as adjusted, ending balance	$3,491

(1)	Amount includes distributions representing return of capital and return on investments.

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Products:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Products	Cash Flows Excluding Impact of Consolidated Sponsored Investment Products
Cash, cash equivalents and restricted cash, December 31, 2018	$6,505	$245	$6,260
Cash flows from/(used in) operating activities	(225)	(232)	7
Cash flows from/(used in) investing activities	(118)	(46)	(72)
Cash flows from/(used in) financing activities	(2,112)	245	(2,357)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	28	—	28
Net change in cash, cash equivalents and restricted cash	(2,427)	(33)	(2,394)
Cash, cash equivalents and restricted cash, March 31, 2019	$4,078	$212	$3,866

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

Cash flows used in investing activities, excluding the impact of Consolidated Sponsored Investment Products, for the three months ended March 31, 2019 were $72 million and primarily reflected $48 million of investment purchases and $58 million of purchases of property and equipment, partially offset by $27 million of net proceeds from sales and maturities of certain investments.

Cash flows used in financing activities, excluding the impact of Consolidated Sponsored Investment Products, for the three months ended March 31, 2019 were $2,357 million, primarily resulting from $1.8 billion of share repurchases, including $1.6 billion in open market transactions reflecting the impact of a $1.3 billion private transaction and $222 million of employee tax withholdings related to employee stock transactions, and $556 million of cash dividend payments.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
(in millions)	2019	2018
Cash and cash equivalents(1)	$3,891	$6,302
Cash and cash equivalents held by consolidated VREs(2)	(42)	(59)
Subtotal	3,849	6,243
Credit facility – undrawn	4,000	4,000
Total liquidity resources(3)	$7,849	$10,243

(1)

The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 35% and 50% at March 31, 2019 and December 31, 2018, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)	Amount does not reflect year-end incentive compensation accruals, which are paid in the first quarter.

Total liquidity resources decreased $2,394 million during the three months ended March 31, 2019, primarily reflecting cash payments of 2018 year-end incentive awards, share repurchases of $1.8 billion reflecting the impact of a $1.3 billion private transaction, cash dividend payments of $556 million, partially offset by cash flows from other operating activities.

A significant portion of the Company’s $3,491 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.  In January 2019, the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program for a total up to approximately 9.9 million shares of BlackRock common stock.

During the three months ended March 31, 2019, the Company repurchased 3.8 million common shares in open market transactions under the share repurchase program for approximately $1.6 billion, including a $1.3 billion private transaction that closed on March 25, 2019. The Company has now completed its targeted level of share repurchases for the year, but will remain opportunistic should relative valuation opportunities arise. At March 31, 2019, there were 6.1 million shares still authorized to be repurchased.

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

At both March 31, 2019 and December 31, 2018, the Company was required to maintain approximately $1.8 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2019 Revolving Credit Facility.   The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in March 2019 to extend the maturity date to March 2024 (the “2019 credit facility”). The 2019 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2019 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2019 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2019. The 2019 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At March 31, 2019, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.   The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2019 credit facility. At March 31, 2019, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At March 31, 2019, the principal amount of long-term borrowings outstanding was $5.0 billion. See Note 13, Borrowings, in the 2018 Form 10-K for more information on borrowings outstanding as of December 31, 2018.

During the three months ended March 31, 2019, the Company paid approximately $29 million of interest on long-term borrowings. Future principal repayments and interest requirements at March 31, 2019 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2019	1,000	146	1,146
2020	—	124	124
2021	750	108	858
2022	750	80	830
2023	—	67	67
2024	1,000	50	1,050
Thereafter(1)	1,486	65	1,551
Total	$4,986	$640	$5,626

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using the EUR/USD foreign exchange rate as of March 31, 2019.

In April 2019, the Company issued $1.0 billion in aggregate principal amount of 3.25% senior unsecured and unsubordinated notes maturing on April 30, 2029 (the “2029 Notes”). The net proceeds of the 2029 Notes will be used for general corporate purposes, which may include funding all or a portion of the purchase price of the Company’s recently announced acquisition of eFront, repayment of a portion of the 5.00% Notes in December 2019 or repayment of borrowings under its commercial paper program. Interest is payable semi-annually on April 30 and October 30 of each year, commencing October 30, 2019, and is approximately $33 million per year. The 2029 Notes may be redeemed prior to January 30, 2029 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at par thereafter. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2029 Notes.

Commitments and Contingencies

Investment Commitments.    At March 31, 2019, the Company had $635 million of various capital commitments to fund sponsored investment products, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at March 31, 2019 totaled $275 million and is included in other liabilities on the condensed consolidated statements of financial condition.

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

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At March 31, 2019, the Company indemnified certain of its clients for their securities lending loan balances of approximately $214 billion. The Company held, as agent, cash and securities totaling $227 billion as collateral for indemnified securities on loan at March 31, 2019. The fair value of these indemnifications was not material at March 31, 2019.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the condensed consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements, including information regarding the adoption of Accounting Standards Update 2016-02, Leases. In addition, see Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2018 Form 10-K for further information.

Consolidation.   In the normal course of business, the Company is the manager of various types of sponsored investment vehicles. The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. See Note 5, Consolidated Voting Rights Entities, in the notes to the condensed consolidated financial statements for more information. Investments that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity. BlackRock is deemed to be the PB of a VIE if it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company generally consolidates VIEs in which it holds an equity ownership interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%. See Note 6, Variable Interest Entities, in the notes to the condensed consolidated financial statements for more information.

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

Leases. The Company determines if a contract is a lease or contains a lease at inception. The identification of whether a contract contains a lease requires judgment, including determining whether there are identified assets in the contract and whether the Company has control over such identified assets.

Fixed lease payments are included in ROU assets and lease liabilities on the condensed consolidated statement of financial condition. The Company recognizes ROU assets and lease liabilities based on the present value of the future lease payments over the lease term at the commencement date discounted using the Company’s incremental borrowing rate (“IBR”). Management judgment is required in determining a Company’s IBR, including assessing the Company’s credit rating using various financial metrics, including revenue, operating margin and revenue growth, and, as appropriate, performing market analysis of yields on publicly traded bonds (secured or unsecured) of comparable companies. See Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements for more information on leases.

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

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At March 31, 2019 and December 31, 2018, the Company had $327 million and $293 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown. See Note 14, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three months ended March 31, 2019 and 2018.

Accounting Developments

For accounting pronouncements that the Company adopted during the three months ended March 31, 2019, see Note 2, Significant Accounting Policies, in the condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2019, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At March 31, 2019, the Company had outstanding total return swaps with an aggregate notional value of approximately $493 million. At March 31, 2019, there were no outstanding interest rate swaps.

At March 31, 2019, approximately $3.2 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $2,479 million. See Balance Sheet Overview- Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk.    At March 31, 2019, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $911 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $91.1 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At March 31, 2019, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1,568 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $41.5 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $660 million at March 31, 2019. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $66.0 million decline in the carrying value of such investments.

Other Market Risks.   The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At March 31, 2019, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.2 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On May 27, 2014, certain investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the US District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. In the lawsuit, which purports to be brought derivatively on behalf of the Funds, the plaintiffs allege that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On June 13, 2018, the court granted in part and denied in part the defendants’ motion for summary judgment. On July 25, 2018, the plaintiffs served a pleading that supplemented the time period of their alleged damages to run through the date of trial. The lawsuit seeks, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by the defendants beginning twelve months preceding the start of the lawsuit with respect to each Fund and ending on the date of judgment, along with purported lost investment returns on those amounts, plus interest. The defendants believe the claims in the lawsuit are without merit. The trial on the remaining issues was completed on August 29, 2018. On February 8, 2019, the court issued an order dismissing the claims in their entirety. The plaintiffs filed a notice of appeal on March 8, 2019.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2019 through January 31, 2019	778,869	(1)	$408.67	235,909	9,619,661
February 1, 2019 through February 28, 2019	431,000	(1)	$426.58	431,000	9,188,661
March 1, 2019 through March 31, 2019	3,110,505	(1)	$413.30	3,111,227	6,077,434
Total	4,320,374		$413.79	3,778,136

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

Item 6.    Exhibits

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: May 9, 2019		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer