Form 10-Q
period 2019-06-30
BlackRock Inc.
filed 2019-08-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, there were 154,573,783 shares of the registrant’s common stock outstanding.

i

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

ii

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	June 30,	December 31,
(in millions, except shares and per share data)	2019	2018
Assets
Cash and cash equivalents	$3,920	$6,302
Accounts receivable	2,863	2,657
Investments	1,989	1,796
Assets of consolidated variable interest entities:
Cash and cash equivalents	103	186
Investments	2,431	2,680
Other assets	63	876
Separate account assets	96,807	90,285
Separate account collateral held under securities lending agreements	18,446	20,655
Property and equipment (net of accumulated depreciation of $836 and $750 at June 30, 2019 and December 31, 2018, respectively)	659	643
Intangible assets (net of accumulated amortization of $284 and $244 at June 30, 2019 and December 31, 2018, respectively)	18,477	17,839
Goodwill	14,511	13,526
Other assets	3,078	2,128
Total assets	$163,347	$159,573
Liabilities
Accrued compensation and benefits	$1,078	$1,988
Accounts payable and accrued liabilities	1,277	1,292
Liabilities of consolidated variable interest entities:
Borrowings	142	84
Other liabilities	502	1,290
Borrowings	5,964	4,979
Separate account liabilities	96,807	90,285
Separate account collateral liabilities under securities lending agreements	18,446	20,655
Deferred income tax liabilities	3,825	3,571
Other liabilities	2,646	1,889
Total liabilities	130,687	126,033
Commitments and contingencies (Note 14)
Temporary equity
Redeemable noncontrolling interests	710	1,107
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at June 30, 2019 and December 31, 2018;

   Shares issued: 171,252,185 at June 30, 2019 and December 31, 2018;

   Shares outstanding: 154,543,673 and 157,553,501 at June 30, 2019 and

   December 31, 2018, respectively

Preferred stock (Note 19)	—	—
Additional paid-in capital	18,947	19,168
Retained earnings	20,267	19,282
Accumulated other comprehensive loss	(664)	(691)
Treasury stock, common, at cost (16,708,512 and 13,698,684 shares held at June 30, 2019 and December 31, 2018, respectively)	(6,659)	(5,387)
Total BlackRock, Inc. stockholders’ equity	31,893	32,374
Nonredeemable noncontrolling interests	57	59
Total permanent equity	31,950	32,433
Total liabilities, temporary equity and permanent equity	$163,347	$159,573

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2019	2018	2019	2018
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$2,061	$2,087	$4,050	$4,199
Other third parties	842	857	1,658	1,692
Total investment advisory, administration fees and securities lending revenue	2,903	2,944	5,708	5,891
Investment advisory performance fees	64	91	90	161
Technology services revenue	237	198	441	382
Distribution fees	267	294	529	605
Advisory and other revenue	53	78	102	149
Total revenue	3,524	3,605	6,870	7,188
Expense
Employee compensation and benefits	1,083	1,082	2,147	2,203
Distribution and servicing costs	416	415	820	847
Direct fund expense	252	264	494	525
General and administration	470	393	858	776
Amortization of intangible assets	25	11	40	22
Total expense	2,246	2,165	4,359	4,373
Operating income	1,278	1,440	2,511	2,815
Nonoperating income (expense)
Net gain (loss) on investments	89	3	231	18
Interest and dividend income	20	19	49	34
Interest expense	(52)	(46)	(98)	(92)
Total nonoperating income (expense)	57	(24)	182	(40)
Income before income taxes	1,335	1,416	2,693	2,775
Income tax expense	322	338	620	603
Net income	1,013	1,078	2,073	2,172
Less:
Net income (loss) attributable to noncontrolling interests	10	5	17	10
Net income attributable to BlackRock, Inc.	$1,003	$1,073	$2,056	$2,162
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$6.46	$6.67	$13.11	$13.42
Diluted	$6.41	$6.62	$13.02	$13.30
Weighted-average common shares outstanding:
Basic	155,354,552	160,980,960	156,803,244	161,114,746
Diluted	156,360,741	162,161,937	157,853,711	162,532,637

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Net income	$1,013	$1,078	$2,073	$2,172
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(41)	(274)	27	(137)
Comprehensive income (loss)	972	804	2,100	2,035
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	5	17	10
Comprehensive income attributable to BlackRock, Inc.	$962	$799	$2,083	$2,025

(1)

Amounts for the three months ended June 30, 2019 and 2018 include a loss from a net investment hedge of $8 million (net of tax benefit of $2 million) and a gain of $34 million (net of tax of $11 million), respectively. Amounts for the six months ended June 30, 2019 and 2018 include gains from a net investment hedge of $3 million (net of tax of $1 million) and $18 million (net of tax of $6 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Six Months Ended June 30, 2019

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2018	$19,170	$19,282	$(691)	$(5,387)	$32,374	$59	$32,433	$1,107
Net income	—	2,056	—	—	2,056	—	2,056	17
Dividends declared ($6.60 per share)	—	(1,071)	—	—	(1,071)	—	(1,071)	—
Stock-based compensation	294	—	—	—	294	—	294	—
PNC preferred stock capital contribution	60	—	—	—	60	—	60	—
Retirement of preferred stock	(60)	—	—	—	(60)	—	(60)	—
Issuance of common shares related to employee stock transactions	(515)	—	—	523	8	—	8	—
Employee tax withholdings related to employee stock transactions	—	—	—	(229)	(229)	—	(229)	—
Shares repurchased	—	—	—	(1,566)	(1,566)	—	(1,566)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	1	1	443
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	(3)	(3)	(857)
Other comprehensive income (loss)	—	—	27	—	27	—	27	—
June 30, 2019	$18,949	$20,267	$(664)	$(6,659)	$31,893	$57	$31,950	$710

(1)	Amounts include $2 million of common stock at both June 30, 2019 and December 31, 2018.

For the Three Months Ended June 30, 2019

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
March 31, 2019	$18,829	$19,779	$(623)	$(6,676)	$31,309	$53	$31,362	$1,009
Net income	—	1,003	—	—	1,003	—	1,003	10
Dividends declared ($3.30 per share)	—	(515)	—	—	(515)	—	(515)	—
Stock-based compensation	140	—	—	—	140	—	140	—
Issuance of common shares related to employee stock transactions	(20)	—	—	24	4	—	4	—
Employee tax withholdings related to employee stock transactions	—	—	—	(7)	(7)	—	(7)	—
Shares repurchased	—	—	—	—	—	—	—	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	6	6	243
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	(2)	(2)	(552)
Other comprehensive income (loss)	—	—	(41)	—	(41)	—	(41)	—
June 30, 2019	$18,949	$20,267	$(664)	$(6,659)	$31,893	$57	$31,950	$710

(1)	Amounts include $2 million of common stock at both June 30, 2019 and March 31, 2019.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Six Months Ended June 30, 2018

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2017	$19,258	$16,939	$(432)	$(3,967)	$31,798	$50	$31,848	$416
Net income	—	2,162	—	—	2,162	9	2,171	1
Dividends declared ($5.76 per share)	—	(969)	—	—	(969)	—	(969)	—
Stock-based compensation	310	—	—	—	310	—	310	—
PNC preferred stock capital contribution	58	—	—	—	58	—	58	—
Retirement of preferred stock	(58)	—	—	—	(58)	—	(58)	—
Issuance of common shares related to employee stock transactions	(613)	—	—	619	6	—	6	—
Employee tax withholdings related to employee stock transactions	—	—	—	(405)	(405)	—	(405)	—
Shares repurchased	—	—	—	(635)	(635)	—	(635)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(5)	(5)	535
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(266)
Other comprehensive income (loss)	—	—	(137)	—	(137)	—	(137)	—
Adoption of accounting guidance	—	6	(6)	—	—	—	—	—
June 30, 2018	$18,955	$18,138	$(575)	$(4,388)	$32,130	$54	$32,184	$686

(1)	Amounts include $2 million of common stock at both June 30, 2018 and December 31, 2017.

For the Three Months Ended June 30, 2018

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
March 31, 2018	$18,858	$17,529	$(301)	$(4,108)	$31,978	$44	$32,022	$561
Net income	—	1,073	—	—	1,073	10	1,083	(5)
Dividends declared ($2.88 per share)	—	(464)	—	—	(464)	—	(464)	—
Stock-based compensation	135	—	—	—	135	—	135	—
Issuance of common shares related to employee stock transactions	(38)	—	—	41	3	—	3	—
Employee tax withholdings related to employee stock transactions	—	—	—	(21)	(21)	—	(21)	—
Shares repurchased	—	—	—	(300)	(300)	—	(300)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	—	—	183
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(53)
Other comprehensive income (loss)	—	—	(274)	—	(274)	—	(274)	—
June 30, 2018	$18,955	$18,138	$(575)	$(4,388)	$32,130	$54	$32,184	$686

(1)	Amounts include $2 million of common stock at both June 30, 2018 and March 31, 2018.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(in millions)	June 30,
	2019	2018
Operating activities
Net income	$2,073	$2,172
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	189	107
Stock-based compensation	294	310
Deferred income tax expense (benefit)	60	2
Other gains	(26)	—
Net (gains) losses within consolidated VIEs	(133)	12
Net (purchases) proceeds within consolidated VIEs	(453)	(531)
(Earnings) losses from equity method investees	(56)	(65)
Distributions of earnings from equity method investees	21	17
Changes in operating assets and liabilities:
Accounts receivable	(131)	78
Investments, trading	(157)	36
Other assets	(208)	(178)
Accrued compensation and benefits	(930)	(992)
Accounts payable and accrued liabilities	(16)	27
Other liabilities	170	292
Net cash provided by/(used in) operating activities	697	1,287
Investing activities
Purchases of investments	(73)	(200)
Proceeds from sales and maturities of investments	71	161
Distributions of capital from equity method investees	47	12
Net consolidations (deconsolidations) of sponsored investment funds (VIEs/VREs)	(97)	(52)
Acquisition, net of cash acquired	(1,506)	—
Purchases of property and equipment	(105)	(63)
Net cash provided by/(used in) investing activities	(1,663)	(142)
Financing activities
Proceeds from long-term borrowings	992	—
Cash dividends paid	(1,071)	(969)
Repurchases of common stock	(1,795)	(1,040)
Net proceeds from (repayments of) borrowings by consolidated VIEs	58	—
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	444	530
Other financing activities	(136)	6
Net cash provided by/(used in) financing activities	(1,508)	(1,473)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(27)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,465)	(355)
Cash, cash equivalents and restricted cash, beginning of period	6,505	7,096
Cash, cash equivalents and restricted cash, end of period	$4,040	$6,741
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$93	$94
Income taxes (net of refunds)	$604	$589
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$515	$613
PNC preferred stock capital contribution	$60	$58
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(860)	$(266)

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

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective investment trusts and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, eFront, Cachematrix and FutureAdvisor, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

At June 30, 2019, The PNC Financial Services Group, Inc. (“PNC”) held 22.0% of the Company’s voting common stock and 22.4% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

The interim financial information at June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period presentations and disclosures were reclassified to ensure comparability with current period classifications.

Accounting Pronouncements Adopted in the Six Months Ended June 30, 2019

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, and several amendments (collectively, “ASU 2016-02”), which requires lessees to recognize assets and liabilities arising from most operating leases on the condensed consolidated statements of financial condition.

The Company adopted ASU 2016-02 on its effective date of January 1, 2019 on a modified retrospective basis and elected not to apply ASU 2016-02 to the comparative periods presented. Under this transition method, any cumulative effect adjustment is recognized in the opening balance of retained earnings in the period of adoption. The Company elected the package of practical expedients to alleviate certain operational complexities related to the adoption, which among other things, allowed the Company to carry forward the existing lease classification. The Company elected to account for lease and non-lease components as a single component for its leases. The Company also elected the short-term lease practical expedient for its leases. Consequently, leases with an initial term of 12 months or less are not recorded on the condensed consolidated statement of financial condition. Upon adoption of ASU 2016-02, the Company recorded a net increase of approximately $0.7 billion in its assets and liabilities related to the right-of-use (“ROU”) asset and lease liability for its operating leases. The adoption of ASU 2016-02 did not have a material impact on the condensed consolidated statement of income or cash flows. See Note 10, Leases, for more information.

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

Fair Value of Assets and Liabilities of Consolidated CLO.    The Company applies the fair value option provisions for eligible assets, including bank loans, held by consolidated CLOs. As the fair value of the financial assets of the consolidated CLO is more observable than the fair value of the borrowings of the consolidated CLO, the Company measures the fair value of the borrowings of the consolidated CLO as the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income. During the six months ended June 30, 2019 and 2018, the Company had not resold or repledged any of the collateral received under these arrangements. At June 30, 2019 and December 31, 2018, the fair value of loaned securities held by separate accounts was approximately $17.0 billion and $18.9 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $18.4 billion and $20.7 billion, respectively.

3. Acquisition

On May 10, 2019, the Company acquired 100% of the equity interests of eFront Holding SAS (“eFront Transaction” or “eFront”), a leading alternative investment management software and solutions provider for approximately $1.3 billion, excluding the settlement of eFront’s outstanding debt. The acquisition of eFront will expand Aladdin’s illiquid alternative capabilities and enable BlackRock to provide individual alternative or whole-portfolio technology solutions to clients.

The purchase price was funded through a combination of existing cash and issuance of commercial paper (subsequently repaid with existing cash) and long-term notes in April 2019. See Note 13, Borrowings, for information on the debt issuance in April 2019.

The purchase price for the eFront Transaction was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The goodwill recognized in connection with the acquisition is non-deductible for tax purposes and is primarily attributable to anticipated synergies from the transaction.

A summary of the recorded fair values of the assets acquired and liabilities assumed in this acquisition is as follows(1):

Estimate of
(in millions)	Fair Value
Accounts receivable	$65
Finite-lived intangible assets:
Customer relationships(2)	452
Technology-related(3)	205
Trade name(4)	21
Goodwill	990
Other assets	31
Deferred income tax liabilities	(194)
Other liabilities assumed	(64)
Total consideration, net of cash acquired	$1,506

Estimate of
(in millions)	Fair Value
Cash paid including settlement of outstanding debt of approximately $0.2 billion	$1,555
Cash acquired	(49)
Total consideration, net of cash acquired	$1,506

(1) At this time, the Company does not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with the transaction with the exception of intangible assets and deferred income tax liabilities, which were valued using preliminary assumptions.

(2) The fair value was determined based on the excess earnings method (a Level 3 input), has a weighted-average estimated useful life of approximately 11 years and is amortized using the accelerated amortization method.

(3) The fair value was determined based upon a relief from royalty method (a Level 3 input), has a weighted-average estimated useful life of approximately eight years and is amortized using the accelerated amortization method.

(4) The fair value was determined using a relief from royalty method (a Level 3 input), has an estimated useful life of approximately five years and is amortized using the accelerated amortization method.

Finite-lived intangible assets are amortized over their estimated useful lives, which range from five to 11 years.  Amortization expense related to the finite-lived intangible assets was $10 million for the three and six months ended June 30, 2019. The finite-lived intangible assets had a weighted-average remaining useful life of approximately 10 years with remaining amortization expense as follows:

(in millions)
Year	Amount
2019 (excluding the six months ended June 30, 2019)	$32
2020	60
2021	58
2022	64
2023	70
Thereafter	384
Total	$668

The financial results of eFront have been included in BlackRock’s consolidated financial statements from the closing of the eFront Transaction.  For the three and six months ended June 30, 2019, eFront contributed $22 million of revenue and did not have a material impact to net income attributable to BlackRock, Inc. Consequently, the Company has not presented pro forma combined results of operations for this acquisition.

4. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	June 30,	December 31,
(in millions)	2019	2018
Cash and cash equivalents	$3,920	$6,302
Cash and cash equivalents of consolidated VIEs	103	186
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$4,040	$6,505

5. Investments

A summary of the carrying value of total investments is as follows:

	June 30,	December 31,
(in millions)	2019	2018
Debt securities:
Held-to-maturity investments	$213	$188
Trading securities (debt securities of consolidated sponsored investment funds of $143 and $233 at June 30, 2019 and December 31, 2018, respectively)	180	265
Total debt securities	393	453
Equity securities at FVTNI(1) (equity securities of consolidated sponsored investment funds of $309 and $291 at June 30, 2019 and December 31, 2018, respectively)	537	452
Equity method investments(2)	846	781
Federal Reserve Bank stock(3)	93	92
Carried interest(4)	12	18
Other investments(5)	108	—
Total investments	$1,989	$1,796

(1)	Fair value recorded through net income (“FVTNI”).
(2)	Equity method investments primarily include BlackRock’s direct investments in BlackRock sponsored investment funds.
(3)	At June 30, 2019 and December 31, 2018, there were no indicators of impairment of Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale.
(4)

Carried interest of consolidated sponsored investment funds accounted for as voting rights entities (“VREs”) represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

(5)

Other investments include BlackRock’s investments in nonmarketable equity securities, which are measured at cost, adjusted for observable price changes. See Note 2, Significant Accounting Policies, in the 2018 Form 10-K for more information on investments in nonmarketable equity securities.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $213 million and $188 million at June 30, 2019 and December 31, 2018, respectively. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes and certain investments in CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At June 30, 2019, $44 million of these investments mature between five to ten years and $169 million mature after ten years.

Equity and Trading Debt Securities

A summary of the cost and carrying value of equity and trading debt securities is as follows:

	June 30, 2019		December 31, 2018
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$122	$122	$144	$140
Government debt	7	7	69	67
Asset/mortgage-backed debt	51	51	67	58
Total trading debt securities	$180	$180	$280	$265
Equity securities at FVTNI:
Deferred compensation plan mutual funds	$6	$22	$21	$34
Equity securities/multi-asset mutual funds	473	515	420	418
Total equity securities at FVTNI	$479	$537	$441	$452

PennyMac

In addition, the Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At June 30, 2019 and December 31, 2018, the Company’s investment in PennyMac is included in other assets on the condensed consolidated statements of financial condition. The carrying value and market value of the Company’s interest (approximately 20% or 16 million shares) were approximately $414 million and $345 million, respectively, at June 30, 2019 and approximately $397 million and $331 million, respectively, at December 31, 2018. The market value of the Company’s interest reflected the PennyMac stock price at June 30, 2019 and December 31, 2018, respectively (a Level 1 input). The Company performed an other-than-temporary impairment analysis as of June 30, 2019 and believes the shortfall of market value versus carrying value is temporary.

6. Consolidated Voting Rights Entities

The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. The following table presents the amounts related to these consolidated VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these funds:

	June 30,	December 31,
(in millions)	2019	2018
Cash and cash equivalents	$13	$59
Investments:
Trading debt securities	143	233
Equity securities at FVTNI	309	291
Total investments	452	524
Other assets	7	8
Other liabilities	(10)	(53)
NCI	(44)	(90)
BlackRock’s net interests in consolidated VREs	$418	$448

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

Consolidated VIE assets and liabilities are presented after intercompany eliminations in the following table:

	June 30,	December 31,
(in millions)	2019	2018
Assets of consolidated VIEs:
Cash and cash equivalents	$103	$186
Investments:
Trading debt securities	939	1,395
Equity securities at FVTNI	736	569
Bank loans	145	84
Other investments	182	263
Carried interest	429	369
Total investments	2,431	2,680
Other assets	63	876
Total assets of consolidated VIEs	2,597	3,742
Liabilities of consolidated VIEs:
Borrowings	(142)	(84)
Other liabilities	(502)	(1,290)
NCI	(723)	(1,076)
BlackRock's net interests in consolidated VIEs	$1,230	$1,292

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018

Nonoperating net gain (loss) on consolidated VIEs	$39	$(14)	$133	$(12)

Net income (loss) attributable to NCI on consolidated VIEs	$12	$6	$17	$11

Nonconsolidated VIEs.    At June 30, 2019 and December 31, 2018, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)
At June 30, 2019	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$492	$65	$(7)	$574
At December 31, 2018
Sponsored investment products	$348	$43	$(6)	$408

(1)	At both June 30, 2019 and December 31, 2018, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $11 billion and $9 billion at June 30, 2019 and December 31, 2018, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

June 30, 2019 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	June 30, 2019
Assets:
Investments:
Debt securities:
Held-to-maturity securities	$—	$—	$—	$—	$213	$213
Trading securities	—	178	2	—	—	180
Total debt securities	—	178	2	—	213	393
Equity securities at FVTNI:
Deferred compensation plan mutual funds	22	—	—	—	—	22
Equity securities/Multi-asset mutual funds	515	—	—	—	—	515
Total equity securities at FVTNI	537	—	—	—	—	537
Equity method:
Equity and fixed income mutual funds	140	—	—	16	—	156
Other	42	—	—	645	3	690
Total equity method	182	—	—	661	3	846
Federal Reserve Bank Stock	—	—	—	—	93	93
Carried interest	—	—	—	—	12	12
Other investments(3)	—	—	—	—	108	108
Total investments	719	178	2	661	429	1,989
Investments of consolidated VIEs:
Trading debt securities	—	939	—	—	—	939
Equity securities at FVTNI	736	—	—	—	—	736
Bank loans	—	20	125	—	—	145
Private equity(4)	—	—	9	33	78	120
Other	—	—	—	62	—	62
Carried interest	—	—	—	—	429	429
Total investments of consolidated VIEs	736	959	134	95	507	2,431
Other assets(5)	168	—	—	—	—	168
Separate account assets	69,029	27,001	—	—	777	96,807
Separate account collateral held under securities lending agreements:
Equity securities	12,113	—	—	—	—	12,113
Debt securities	—	6,333	—	—	—	6,333
Total separate account collateral held under securities lending agreements	12,113	6,333	—	—	—	18,446
Total	$82,765	$34,471	$136	$756	$1,713	$119,841
Liabilities:
Borrowings of consolidated VIEs(6)	$—	$—	$142	$—	$—	$142
Separate account collateral liabilities under securities lending agreements	12,113	6,333	—	—	—	18,446
Other liabilities(7)	—	7	168	—	—	175
Total	$12,113	$6,340	$310	$—	$—	$18,763

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2)

Amounts are comprised of investments held at cost, adjusted for observable price changes, investments held at amortized cost, carried interest and certain equity method investments, which include sponsored investment funds and other assets, which are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(3)	Amount includes $60 million of nonmarketable equity security, which due to observable price change, was revalued during the three months ended June 30, 2019 (a Level 2 input).
(4)	Level 3 amounts primarily include direct investments in private equity companies held by private equity funds.
(5)	Amount includes a minority investment in a publicly traded company.
(6)	Borrowings of consolidated VIEs are classified based on significance of unobservable inputs, used for calculating the fair value of consolidated CLO assets.
(7)	Amounts primarily include contingent liabilities related to certain acquisitions (see Note 14, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis

December 31, 2018 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2018
Assets:
Investments:
Debt securities:
Held-to-maturity securities	$—	$—	$—	$—	$188	$188
Trading securities	—	261	4	—	—	265
Total debt securities	—	261	4	—	188	453
Equity securities at FVTNI:
Deferred compensation plan mutual funds	34	—	—	—	—	34
Equity securities/Multi-asset mutual funds	418	—	—	—	—	418
Total equity securities at FVTNI	452	—	—	—	—	452
Equity method:
Equity and fixed income mutual funds	122	—	—	14	—	136
Other	—	—	—	642	3	645
Total equity method	122	—	—	656	3	781
Federal Reserve Bank Stock	—	—	—	—	92	92
Carried interest	—	—	—	—	18	18
Total investments	574	261	4	656	301	1,796
Investments of consolidated VIEs:
Trading debt securities	—	1,395	—	—	—	1,395
Equity securities at FVTNI	569	—	—	—	—	569
Bank loans	—	14	70	—	—	84
Private equity(3)	—	—	82	48	75	205
Other	—	—	—	58	—	58
Carried interest	—	—	—	—	369	369
Total investments of consolidated VIEs	569	1,409	152	106	444	2,680
Other assets(4)	122	—	—	—	—	122
Separate account assets	63,610	25,810	—	—	865	90,285
Separate account collateral held under securities lending agreements:
Equity securities	15,066	—	—	—	—	15,066
Debt securities	—	5,589	—	—	—	5,589
Total separate account collateral held under securities lending agreements	15,066	5,589	—	—	—	20,655
Total	$79,941	$33,069	$156	$762	$1,610	$115,538
Liabilities:
Borrowings of consolidated VIEs(5)	$—	$—	$84	$—	$—	$84
Separate account collateral liabilities under securities lending agreements	15,066	5,589	—	—	—	20,655
Other liabilities(6)	—	6	287	—	—	293
Total	$15,066	$5,595	$371	$—	$—	$21,032

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(3)	Level 3 amounts include direct investments in private equity companies held by private equity funds.
(4)	Amount includes a minority investment in a publicly traded company.
(5)	Borrowings of consolidated VIEs are classified based on significance of unobservable inputs, used for calculating the fair value of consolidated CLO assets.
(6)	Amounts primarily include contingent liabilities related to certain acquisitions (see Note 14, Commitments and Contingencies, for more information).

Level 3 Assets.    Level 3 assets may include investments in CLOs and bank loans of consolidated CLOs which were valued based on single-broker nonbinding quotes and direct private equity investments which were valued using the market or income approach as described below.

Level 3 investments of consolidated VIEs of $134 million and $152 million at June 30, 2019 and December 31, 2018, respectively, related to direct investments in private equity companies held by consolidated private equity funds. At June 30, 2019, Level 3 investments of consolidated VIEs also included bank loans of a consolidated CLO which was valued based on single-broker nonbinding quotes.

Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could have resulted in a significantly lower (higher) fair value measurement as of June 30, 2019. For investments utilizing the market-comparable valuation technique, a significant increase (decrease) in a valuation multiple in isolation could have resulted in a significantly higher (lower) fair value measurement as of June 30, 2019.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2019

(in millions)	March 31, 2019	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2019	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$—	$—	$2	$—	$—	$—	$—	$2
Total investments	—	—	2	—	—	—	—	2
Assets of consolidated VIEs:
Bank loans(3)	123	—	2	—	—	—	—	125
Private equity	10	(1)	—	—	—	—	—	9	(1)
Total Assets of consolidated VIEs	133	(1)	2	—	—	—	—	134	(1)
Total Level 3 assets	$133	$(1)	$4	$—	$—	$—	$—	$136	$(1)
Liabilities:
Borrowings of consolidated VIEs(3)	$134	$—	$—	$—	$8	$—	$—	$142	$—
Other liabilities(4)	275	(13)	—	—	(120)	—	—	168	(13)
Total Level 3 liabilities	$409	$(13)	$—	$—	$(112)	$—	$—	$310	$(13)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments in connection with certain prior acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Bank loans and borrowings of consolidated VIEs amounts are related to the consolidated CLO.
(4)	Amounts include contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2019

(in millions)	December 31, 2018	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3(2)	June 30, 2019	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Debt securities:
Trading	$4	$—	$2	$—	$—	$—	$(4)	$2
Total investments	4	—	2	—	—	—	(4)	2
Assets of consolidated VIEs:
Bank loans(4)	70	—	55	—	—	—	—	125
Private equity	82	(1)	—	—	—	—	(72)	9	(1)
Total Assets of consolidated VIEs	152	(1)	55	—	—	—	(72)	134	(1)
Total Level 3 assets	$156	$(1)	$57	$—	$—	$—	$(76)	$136	$(1)
Liabilities:
Borrowings of consolidated VIEs(4)	$84	$—	$—	$—	$58	$—	$—	$142	$—
Other liabilities(5)	287	(19)	—	—	(138)	—	—	168	(19)
Total Level 3 liabilities	$371	$(19)	$—	$—	$(80)	$—	$—	$310	$(19)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments in connection with certain prior acquisitions.
(2)	Amounts include an investment in a consolidated entity that no longer qualifies as an investment company and is no longer accounted for under a fair value measure.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Bank loans and borrowings of consolidated VIEs amounts are related to the consolidated CLO.
(5)	Amounts include contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2018

(in millions)	March 31, 2018	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2018	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Available-for-sale securities(3)	$26	$—	$—	$—	$—	$—	$(26)	$—
Trading	5	—	—	—	—	—	(5)	—
Total investments	31	—	—	—	—	—	(31)	—
Assets of consolidated VIEs - Private equity	116	—	—	(12)	—	—	—	104
Total Level 3 assets	$147	$—	$—	$(12)	$—	$—	$(31)	$104	$—
Liabilities:
Other liabilities(4)	$242	$3	$—	$—	$(16)	$—	$—	$223	$3

(1)	Issuances and other settlements amount includes payment of a contingent liability in connection with a certain acquisition
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include investments in CLOs.
(4)	Amounts include contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2018

(in millions)	December 31, 2017	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2018	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Available-for-sale securities(3)	$—	$—	$26	$—	$—	$—	$(26)	$—
Trading	—	—	5	—	—	—	(5)	—
Total investments	—	—	31	—	—	—	(31)	—
Assets of consolidated VIEs - Private equity	116	—	—	(12)	—	—	—	104
Total Level 3 assets	$116	$—	$31	$(12)	$—	$—	$(31)	$104	$—
Liabilities:
Other liabilities(4)	$236	$(3)	$—	$—	$(16)	$—	$—	$223	$(3)

(1)	Issuances and other settlements amount includes payment of a contingent liability in connection with a certain acquisition.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include investments in CLOs.
(4)	Amounts include contingent liabilities in connection with certain acquisitions.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At June 30, 2019 and December 31, 2018, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	June 30, 2019		December 31, 2018
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$3,920	$3,920	$6,302	$6,302	Level 1	(2) (3)
Cash and cash equivalents of consolidated VIEs	$103	$103	$186	$186	Level 1	(2) (3)
Other assets	$63	$63	$18	$18	Level 1	(2) (4)

Financial Liabilities:
Long-term borrowings	$5,964	$6,257	$4,979	$5,034	Level 2	(5)

(1)	See Note 5, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At June 30, 2019 and December 31, 2018, approximately $371 million and $173 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. In addition, at June 30, 2019 and December 31, 2018, approximately $13 million and $7 million, respectively, of money market funds were recorded within cash and cash equivalents of consolidated VIEs. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)

Other assets include restricted cash and cash collateral deposited with certain derivative counterparties. The carrying values of other assets approximates fair value, due to their short-term maturities.

(5)

Long-term borrowings are recorded at amortized cost net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices at the end of June 2019 and December 2018, respectively. See Note 13, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

June 30, 2019
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$188	$85	Daily/Monthly (27%) Quarterly (20%) N/R (53%)	1 – 90 days
Private equity funds	(b)	123	349	N/R	N/R
Real assets funds	(c)	334	142	Quarterly (64%) N/R (36%)	60 days
Other		16	11	Daily/Monthly (73%) N/R (27%)	3 – 5 days
Consolidated VIEs:
Private equity funds of funds	(d)	33	11	N/R	N/R
Hedge fund	(a)	4	—	Quarterly	90 days
Real assets funds	(c)	58	10	N/R	N/R
Total		$756	$608

December 31, 2018
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$173	$96	Daily/Monthly (30%) Quarterly (18%) N/R (52%)	1 – 90 days
Private equity funds	(b)	116	83	N/R	N/R
Real assets funds	(c)	353	93	Quarterly (68%) N/R (32%)	60 days
Other		14	16	Daily (80%) N/R (20%)	5 days
Consolidated VIEs:
Private equity funds of funds	(d)	48	18	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	55	37	N/R	N/R
Total		$762	$343

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both June 30, 2019 and December 31, 2018.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both June 30, 2019 and December 31, 2018.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation periods for the investments in the funds that are not subject to redemptions is unknown at both June 30, 2019 and December 31, 2018. The total remaining unfunded commitments to real assets funds were $152 million and $130 million at June 30, 2019 and December 31, 2018, respectively. The Company had contractual obligations to the real assets funds of $145 million at June 30, 2019 and $117 million at December 31, 2018.

(d)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption or are not currently redeemable; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. The liquidation period for the underlying assets of these funds is unknown at both June 30, 2019 and December 31, 2018. The total remaining unfunded commitments to other third-party funds were $11 million and $18 million at June 30, 2019 and December 31, 2018, respectively. The Company had contractual obligations to the consolidated funds of $22 million at both June 30, 2019 and December 31, 2018.

Fair Value Option.

At both June 30, 2019 and December 31, 2018, the Company elected the fair value option for certain investments in CLOs of approximately $32 million, reported within investments.

The following table summarizes information related to assets and liabilities of a consolidated CLO, recorded within investments and borrowings of consolidated VIEs, respectively, for which the fair value option was elected:

	June 30,	December 31,
(in millions)	2019	2018
CLO Bank loans:
Aggregate principal amounts outstanding	$145	$84
Fair value	145	84
Aggregate unpaid principal balance in excess of (less than) fair value	$—	$—

CLO Borrowings:
Aggregate principal amounts outstanding	$142	$84
Fair value	$142	$84

At June 30, 2019, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the three and six months ended June 30, 2019 and December 31, 2018, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on consolidated VIEs on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At June 30, 2019 and December 31, 2018, the Company had outstanding total return swaps with aggregate notional values of approximately $522 million and $483 million, respectively.

At both June 30, 2019 and December 31, 2018, the Company had a derivative providing credit protection of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At June 30, 2019 and December 31, 2018, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.1 billion and $2.2 billion, respectively.

The fair values of the outstanding total return swaps, credit default swap and forward foreign currency exchange contracts were not material to the condensed consolidated statement of financial condition at both June 30, 2019 and December 31, 2018.

The following table presents gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(in millions)		2019	2018	2019	2018
Derivative Instruments	Statement of Income Classification	Gains (Losses)		Gains (Losses)

Total return swaps	Nonoperating income (expense)	$(14)	$2	$(64)	$7
Forward foreign currency exchange contracts	Other general and administration expense	(49)	(93)	(13)	(63)
Total gain (loss) from derivative instruments		$(63)	$(91)	$(77)	$(56)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and six months ended June 30, 2019 and 2018.

See Note 13, Borrowings, in the 2018 Form 10-K for more information on the Company’s net investment hedge.

10. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statement of income:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost:
Operating lease cost(1)	$34	$68
Variable lease cost(2)	10	18
Total lease cost	$44	$86

(1)	Amount includes short-term leases, which are immaterial for the three and six months ended June 30, 2019.
(2)	Amount includes lease payments, which may be adjusted based on usage, changes in an index or market rate.

(in millions)	Statement of Financial Condition Classification	June 30, 2019
Statement of Financial Condition information:
Operating lease ROU assets	Other assets	$646
Operating lease liabilities	Other liabilities	$754

Supplemental information related to operating lease is summarized below:

(in millions)	Six Months Ended June 30, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$70

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities in connection with the adoption of ASU 2016-02	$661
ROU assets in exchange for operating lease liabilities	$44

	Six Months Ended June 30, 2019
Lease term and discount rate:
Weighted-average remaining lease term	9	years
Weighted-average discount rate	3%

(in millions)
Maturity of operating lease liabilities at June 30, 2019	Amount(1)
Remainder of 2019	$72
2020	143
2021	135
2022	123
2023	73
Thereafter	312
Total lease payments	$858
Less: imputed interest	104
Present value of lease liabilities	$754

(1)	Amount excludes $1.3 billion of legally binding minimum lease payments for leases signed but not yet commenced. See Note 14, Commitments and Contingencies, for more information.

11. Goodwill

Goodwill activity during the six months ended June 30, 2019 was as follows:

(in millions)
December 31, 2018	$13,526
Acquisition (1)	990
Goodwill adjustments related to Quellos (2)	(5)
June 30, 2019	$14,511

(1)

The increase in goodwill during the six months ended June 30, 2019 resulted from the $990 million of goodwill associated with the eFront Transaction, which closed on May 10, 2019.  See Note 3, Acquisition, for information on the eFront Transaction.

(2)

The decrease in goodwill during the six months ended June 30, 2019 resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $121 million and $137 million at June 30, 2019 and December 31, 2018, respectively.

12. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2018	$17,578	$261	$17,839
Amortization expense	—	(40)	(40)
Acquisition (1)	—	678	678
June 30, 2019	$17,578	$899	$18,477

(1)

In connection with the eFront Transaction, which closed on May 10, 2019, the Company acquired $452 million of finite-lived customer relationships, $205 million of finite-lived technology-related intangible assets and $21 million of a finite-lived trade name, with weighted-average estimated lives of approximately 11 years, eight years and five years, respectively. See Note 3, Acquisition, for information on the eFront Transaction.

13. Borrowings

Short-Term Borrowings

2019 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in March 2019 to extend the maturity date to March 2024 (the “2019 credit facility”). The 2019 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2019 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2019 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2019. The 2019 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At June 30, 2019, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2019 credit facility. At June 30, 2019, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at June 30, 2019 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
5.00% Notes due 2019	$1,000	$—	$1,000	$1,011
4.25% Notes due 2021	750	(1)	749	780
3.375% Notes due 2022	750	(2)	748	777
3.50% Notes due 2024	1,000	(5)	995	1,062
1.25% Notes due 2025	797	(6)	791	849
3.20% Notes due 2027	700	(5)	695	731
3.25% Notes due 2029	1,000	(14)	986	1,047
Total Long-term Borrowings	$5,997	$(33)	$5,964	$6,257

2029 Notes. In April 2019, the Company issued $1.0 billion in aggregate principal amount of 3.25% senior unsecured and unsubordinated notes maturing on April 30, 2029 (the “2029 Notes”). Interest is payable semi-annually on April 30 and October 30 of each year, commencing October 30, 2019, and is approximately $33 million per year. The 2029 Notes may be redeemed prior to January 30, 2029 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at par thereafter. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2029 Notes.

See Note 13, Borrowings, in the 2018 Form 10-K for more information regarding the Company’s borrowings.

14. Commitments and Contingencies

Investment Commitments.   At June 30, 2019, the Company had $605 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Lease Commitment. As of June 30, 2019, there were no material changes to the lease commitments as reported in the 2018 Form 10-K. At December 31, 2018, future minimum commitments under the operating leases were as follows:

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

Contingencies

Contingent Payments Related to Business Acquisitions.  In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at June 30, 2019 totaled $168 million and is included in other liabilities on the condensed consolidated statements of financial condition.

Other Contingent Payments.  The Company acts as the portfolio manager in a derivative transaction and has a maximum potential exposure of $17 million between the Company and counterparty. See Note 9, Derivatives and Hedging, for further discussion.

Legal Proceedings. From time to time, BlackRock receives subpoenas or other requests for information from various US federal, state governmental and regulatory authorities and international governmental and regulatory authorities in connection with industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such inquiries. The Company, certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, BlackRock-advised investment portfolios may be subject to lawsuits, any of which potentially could harm the investment returns of the applicable portfolio or result in the Company being liable to the portfolios for any resulting damages.

On May 27, 2014, certain investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the US District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. In the lawsuit, which purports to be brought derivatively on behalf of the Funds, the plaintiffs allege that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On June 13, 2018, the court granted in part and denied in part the defendants’ motion for summary judgment. On July 25, 2018, the plaintiffs served a pleading that supplemented the time period of their alleged damages to run through the date of trial. The lawsuit seeks, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by the defendants beginning twelve months preceding the start of the lawsuit with respect to each Fund and ending on the date of judgment, along with purported lost investment returns on those amounts, plus interest. The defendants believe the claims in this lawsuit are without merit. The trial on the remaining issues was completed on August 29, 2018. On February 8, 2019, the court issued an order dismissing the claims in their entirety. The plaintiffs filed a notice of appeal on March 8, 2019, which remains pending.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory subsidiaries, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash." The plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, the plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit, which is pending. The defendants believe the claims in this lawsuit are without merit.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that the plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to the plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, and on June 3, 2019, the plaintiffs filed a motion seeking to certify both the Plan and the CTF classes. Both motions are pending. The defendants believe the claims in this lawsuit are without merit.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At June 30, 2019, the Company indemnified certain of its clients for their securities lending loan balances of approximately $205 billion. The Company held, as agent, cash and securities totaling $219 billion as collateral for indemnified securities on loan at June 30, 2019. The fair value of these indemnifications was not material at June 30, 2019.

15. Revenue

The table below presents detail of revenue for the three and six months ended June 30, 2019 and 2018. See Note 2, Significant Accounting Policies, in the 2018 Form 10-K for more information on the Company’s revenue recognition.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$385	$426	$760	$864
iShares ETFs	870	911	1,717	1,837
Non-ETF Index	163	187	327	363
Equity subtotal	1,418	1,524	2,804	3,064
Fixed income:
Active	474	458	931	914
iShares ETFs	234	207	454	415
Non-ETF Index	98	101	195	194
Fixed income subtotal	806	766	1,580	1,523
Multi-asset	288	295	564	591
Alternatives:
Illiquid alternatives	118	83	228	160
Liquid alternatives	102	93	196	194
Currency and commodities(1)	24	26	48	51
Alternatives subtotal	244	202	472	405
Long-term	2,756	2,787	5,420	5,583
Cash management	147	157	288	308
Total base fees	2,903	2,944	5,708	5,891
Investment advisory performance fees:
Equity	4	43	4	61
Fixed income	—	(1)	2	2
Multi-asset	6	9	6	14
Alternatives:
Illiquid alternatives	15	2	35	2
Liquid alternatives	39	38	43	82
Alternatives subtotal	54	40	78	84
Total performance fees	64	91	90	161
Technology services revenue	237	198	441	382
Distribution fees:
Retrocessions	164	181	325	373
12b-1 fees (US mutual funds distribution fees)	88	103	177	211
Other	15	10	27	21
Total distribution fees	267	294	529	605
Advisory and other revenue:
Advisory	22	33	41	54
Other	31	45	61	95
Total advisory and other revenue	53	78	102	149
Total revenue	$3,524	$3,605	$6,870	$7,188

_____________________________________________________________

(1)      Amount includes commodity iShares ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
By client type:
Retail	$846	$858	$1,672	$1,713
iShares ETFs	1,128	1,143	2,219	2,301
Institutional:
Active	537	511	1,037	1,038
Index	245	275	492	531
Total institutional	782	786	1,529	1,569
Long-term	2,756	2,787	5,420	5,583
Cash management	147	157	288	308
Total	$2,903	$2,944	$5,708	$5,891

By investment style:
Active	$1,365	$1,352	$2,672	$2,717
Index and iShares ETFs	1,391	1,435	2,748	2,866
Long-term	2,756	2,787	5,420	5,583
Cash management	147	157	288	308
Total	$2,903	$2,944	$5,708	$5,891

Investment advisory and administration fees – remaining performance obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2019 and 2018:

June 30, 2019

	Remainder of
(in millions)	2019	2020	2021	2022	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$41	$74	$62	$53	$50	$280

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at June 30, 2019. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less and (2) variable consideration related to future service periods.

June 30, 2018

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

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs), which is included in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Beginning balance	$327	$224	$293	$219
Net increase (decrease) in unrealized allocations	48	22	99	27
Performance fee revenue recognized	(10)	(4)	(27)	(4)
Ending balance	$365	$242	$365	$242

Technology services revenue – remaining performance obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2019 and 2018:

June 30, 2019

	Remainder of
(in millions)	2019	2020	2021	2022	Thereafter	Total
Technology services revenue(1)(2)	$60	$47	$33	$19	$12	$171

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less and (2) variable consideration related to future service periods.

June 30, 2018

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

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of June 30, 2019, the estimated fixed minimum fees for the remainder of 2019 for currently outstanding contracts approximated $303 million. As of June 30, 2018, the estimated fixed minimum fees for the remainder of 2018 for currently outstanding contracts approximated $258 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Beginning balance	$73	$66	$70	$62
Acquisition, net of revenue recognized(1)	24	—	24	—
Additions	12	8	23	20
Revenue recognized that was included in the beginning balance	(9)	(10)	(17)	(18)
Ending balance	$100	$64	$100	$64

(1)	The increase during the three and six months ended June 30, 2019 resulted from the eFront Transaction, which closed on May 10, 2019. See Note 3, Acquisition, for information on the eFront Transaction.

16. Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the six months ended June 30, 2019 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2018	2,139,890	$429.19
Granted	1,166,382	$413.22
Converted	(954,315)	$375.09
Forfeited	(49,190)	$420.81
June 30, 2019(1)	2,302,767	$443.70

(1)	At June 30, 2019, approximately 2.2 million awards are expected to vest and 0.1 million awards have vested but have not been converted.

In January 2019, the Company granted 674,206 RSUs or shares of restricted stock to employees as part of 2018 annual incentive compensation that vest ratably over three years from the date of grant and 377,291 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2022. The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during the six months ended June 30, 2019 was $482 million.

At June 30, 2019, the intrinsic value of outstanding RSUs was $1.1 billion, reflecting a closing stock price of $469.30.

At June 30, 2019, total unrecognized stock-based compensation expense related to unvested RSUs was $512 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.5 years.

Performance-Based RSUs.

Performance-based RSU activity for the six months ended June 30, 2019 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2018	845,285	$386.13
Granted	283,014	$410.32
Additional shares granted due to attainment of performance measures	2,117	$296.57
Converted	(360,927)	$296.57
Forfeited	(11,024)	$456.66
June 30, 2019	758,465	$436.50

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

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the six months ended June 30, 2019 was $117 million.

At June 30, 2019, the intrinsic value of outstanding performance-based RSUs was $356 million, reflecting a closing stock price of $469.30.

At June 30, 2019, total unrecognized stock-based compensation expense related to unvested performance-based awards was $161 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period 1.6 years.

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

Performance-based Stock Options.

Stock options outstanding at both June 30, 2019 and December 31, 2018 were 2,106,482 with a weighted average exercise price of $513.50.

At June 30, 2019, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $148 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 4.4 years.

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

At June 30, 2019, the Company was required to maintain approximately $1.8 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

18. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Beginning balance	$(623)	$(301)	$(691)	$(432)
Foreign currency translation adjustments(1)	(41)	(274)	27	(137)
Reclassification as a result of adoption of accounting guidance	—	—	—	(6)
Ending balance	$(664)	$(575)	$(664)	$(575)

(1)

Amounts for the three months ended June 30, 2019 and 2018 include a loss from a net investment hedge of $8 million (net of tax benefit of $2 million) and a gain of $34 million (net of tax of $11 million), respectively. Amounts for the six months ended June 30, 2019 and 2018 include gains from a net investment hedge of $3 million (net of tax of $1 million) and $18 million (net of tax of $6 million), respectively.

19. Capital Stock

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

Share Repurchases.  During the six months ended June 30, 2019, the Company repurchased 3.8 million common shares under the share repurchase program for approximately $1.6 billion, including a $1.3 billion private transaction that closed on March 25, 2019. At June 30, 2019, there were 6.1 million shares still authorized to be repurchased.

PNC Capital Contribution. On January 31, 2019, PNC surrendered to BlackRock its remaining 143,458 of BlackRock Series C Preferred shares and has completed its share delivery obligation in connection with its share surrender agreement.

20. Restructuring

A restructuring charge of $60 million ($47 million after-tax), comprised of $53 million of severance and $7 million of expense related to the accelerated amortization of previously granted equity compensation awards, was recorded in the fourth quarter of 2018 in connection with an initiative to modify the size and shape of the workforce.

The table below presents a rollforward of the Company’s restructuring liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the six months ended June 30, 2019:

Six Months Ended
(in millions)	June 30, 2019
Liability as of December 31, 2018	$53
Cash payments	(42)
Liability as of June 30, 2019	$11

21. Income Taxes

The six months ended June 30, 2019 and 2018 income tax expense included $22 million and $58 million, respectively, of discrete tax benefits related to stock-based compensation awards that vested in the first quarter of each respective year.

22. Earnings Per Share

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2019 and 2018 under the treasury stock method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2019	2018	2019	2018
Net income attributable to BlackRock	$1,003	$1,073	$2,056	$2,162
Basic weighted-average shares outstanding	155,354,552	160,980,960	156,803,244	161,114,746
Dilutive effect of nonparticipating RSUs and stock options	1,006,189	1,180,977	1,050,467	1,417,891
Total diluted weighted-average shares outstanding	156,360,741	162,161,937	157,853,711	162,532,637
Basic earnings per share	$6.46	$6.67	$13.11	$13.42
Diluted earnings per share	$6.41	$6.62	$13.02	$13.30

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three and six months ended June 30, 2019 and 2018 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
Revenue	2019	2018	2019	2018
Americas	$2,366	$2,337	$4,606	$4,661
Europe	995	1,082	1,938	2,175
Asia-Pacific	163	186	326	352
Total revenue	$3,524	$3,605	$6,870	$7,188

See Note 15, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at June 30, 2019 and December 31, 2018 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	June 30,	December 31,
Long-lived Assets	2019	2018
Americas	$13,791	$13,780
Europe	1,292	303
Asia-Pacific	87	86
Total long-lived assets	$15,170	$14,169

Americas is primarily comprised of the United States, Latin America and Canada, while Europe is primarily comprised of the United Kingdom, the Netherlands and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

24. Subsequent Events

The Company continues to strategically invest in illiquid alternatives to drive future growth. On August 5, 2019, the Company adopted a carried interest retention incentive program referred to as the BlackRock Leadership Retention Carry Plan (the “Plan”), pursuant to which senior-level employees (but not including the Chief Executive Officer), as may be determined by the Company from time to time, will be eligible to receive a portion of the cash payments, based on their percentage points, in the total carried interest distributions payable to the Company from participating carry funds. Participating carry funds shall consist of BlackRock carry vehicles that (i) had an initial close during the period commencing in the year of grant and ending on the participant’s termination and (ii) are listed in the award documentation.

Carried interest generally represents the right to receive distributions only if (i) distributions are made to investors in the participating carry funds following the realization of an investment and (ii) a specified return is achieved with respect to such investments.  Consequently, the actual amount of any potential carried interest distribution received by the Company, and the participants in the Plan, is solely a function of the performance of the eligible carry fund and the realization of its underlying investments. The Plan is not expected to have a material financial impact on the Company.

Cash payments, if any, with respect to these percentage points will be made following the recipient’s termination of employment due to qualified retirement, death or disability, subject to his or her execution of a release of claims and continued compliance with his or her restrictive covenant obligations following termination. Any payments received under the Plan will be treated as ordinary income and not long term capital gains.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the BlackRock Leadership Retention Carry Plan and the Form of Percentage Points Award Agreement under the BlackRock Leadership Retention Carry Plan, which are filed as Exhibits 10.1 and 10.2, respectively, to this Periodic Report on Form 10-Q and incorporated herein by reference.

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $6.84 trillion of AUM at June 30, 2019. With approximately 16,000 employees in more than 30 countries, BlackRock provides a broad range of investment and technology services to institutional and retail clients worldwide.

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® ETFs, separate accounts, collective investment trusts and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, eFront, Cachematrix and FutureAdvisor, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

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

At June 30, 2019, PNC held 22.0% of the Company’s voting common stock and 22.4% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Certain items previously reported have been reclassified to conform to the current period classifications.

United Kingdom Exit from European Union

Following the June 2016 vote to exit the European Union (“EU”), the United Kingdom (“UK”) served notice under Article 50 of the Treaty on European Union on March 29, 2017 to initiate the process of exiting from the EU, commonly referred to as "Brexit". At the Emergency EU Summit held on April 10, 2019, an agreement was reached to extend the deadline by which the UK is required to exit the EU to October 31, 2019. If a withdrawal agreement between the UK and EU is ratified prior to October 31, 2019, the UK will withdraw from the EU on the first day of the month following such agreement.

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

Acquisition

On May 10, 2019, the Company acquired 100% of the equity interests of eFront Holding SAS (“eFront Transaction” or “eFront”), a leading alternative investment management software and solutions provider for approximately $1.3 billion, excluding the settlement of eFront’s outstanding debt. The acquisition of eFront will expand Aladdin’s illiquid alternative capabilities and enable BlackRock to provide individual alternative or whole-portfolio technology solutions to clients.

EXECUTIVE SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2019	2018	2019	2018
GAAP basis:
Total revenue	$3,524	$3,605	$6,870	$7,188
Total expense	2,246	2,165	4,359	4,373
Operating income	$1,278	$1,440	$2,511	$2,815
Operating margin	36.3%	39.9%	36.6%	39.2%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	47	(29)	165	(50)
Income tax expense	(322)	(338)	(620)	(603)
Net income attributable to BlackRock	$1,003	$1,073	$2,056	$2,162
Diluted earnings per common share	$6.41	$6.62	$13.02	$13.30
Effective tax rate	24.3%	24.0%	23.2%	21.8%
As adjusted(1):
Operating income	$1,278	$1,443	$2,511	$2,821
Operating margin	43.1%	45.2%	42.5%	44.7%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$47	$(29)	$165	$(50)
Net income attributable to BlackRock	$1,003	$1,080	$2,056	$2,172
Diluted earnings per common share	$6.41	$6.66	$13.02	$13.36
Effective tax rate	24.3%	23.7%	23.2%	21.7%
Other:
Assets under management (end of period)	$6,842,482	$6,299,706	$6,842,482	$6,299,706
Diluted weighted-average common shares outstanding(2)	156,360,741	162,161,937	157,853,711	162,532,637
Common and preferred shares outstanding (end of period)	155,366,861	160,779,596	155,366,861	160,779,596
Book value per share(3)	$205.28	$199.84	$205.28	$199.84
Cash dividends declared and paid per share	$3.30	$2.88	$6.60	$5.76

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)	Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at June 30 of the respective period-end.

THREE MONTHS ENDED JUNE 30, 2019 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2018

GAAP.   Operating income of $1,278 million decreased $162 million and operating margin of 36.3% decreased 360 bps from the second quarter of 2018. The decline in operating income and operating margin reflected lower base fees, driven in part by lower securities lending revenue, and lower performance fees, partially offset by growth in technology services revenue. The decline also reflected $61 million of product launch costs associated with the close of the $1.4 billion BlackRock Science and Technology Trust II, a closed-end active equity fund. Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) increased $76 million from the second quarter of 2018, primarily driven by the revaluation of certain minority investments and higher marks on un-hedged fixed income seed capital investments.

Earnings per diluted common share decreased $0.21, or 3%, from the second quarter of 2018, driven primarily by lower operating income and a higher effective tax rate in the current quarter, partially offset by higher nonoperating income and a lower diluted share count.

As Adjusted.    Operating income of $1,278 million decreased $165 million and operating margin of 43.1% decreased 210 bps from the second quarter of 2018. Earnings per diluted common share decreased $0.25, or 4%, from the second quarter of 2018.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2018

GAAP.   Operating income of $2,511 million decreased $304 million and operating margin of 36.6% decreased 260 bps from the six months ended June 30, 2018. The decline in operating income and operating margin reflected lower base and performance fees, and lower advisory and other revenue, partially offset by higher technology services revenue and lower employee compensation and benefits, and volume-related expense. Operating income for the six months ended June 30, 2019 also included the previously mentioned $61 million of product launch costs associated with the close of a closed-end fund. Nonoperating income (expense) less net income (loss) attributable to NCI increased $215 million from the six months ended June 30, 2018, driven by higher marks on un-hedged seed capital investments and the revaluation of certain strategic minority investments.

Income tax expense for the six months ended June 30, 2019 and 2018 included $22 million and $58 million, respectively, of discrete tax benefits related to stock-based compensation awards that vested in the first quarter of each respective year. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share decreased $0.28, or 2%, from the six months ended June 30, 2018, driven primarily by lower operating income and a higher effective tax rate, partially offset by higher nonoperating income and a lower diluted share count.

As Adjusted.    Operating income of $2,511 million decreased $310 million and operating margin of 42.5% decreased 220 bps from the six months ended June 30, 2018. Earnings per diluted common share decreased $0.34, or 3%, from the six months ended June 30, 2018.

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

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(1)_Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Operating income, GAAP basis	$1,278	$1,440	$2,511	$2,815
Non-GAAP expense adjustment:
PNC LTIP funding obligation	—	3	—	6
Operating income, as adjusted	1,278	1,443	2,511	2,821
Product launch costs and commissions	61	—	61	12
Operating income used for operating margin measurement	$1,339	$1,443	$2,572	$2,833
Revenue, GAAP basis	$3,524	$3,605	$6,870	$7,188
Non-GAAP adjustment:
Distribution and servicing costs	(416)	(415)	(820)	(847)
Revenue used for operating margin measurement	$3,108	$3,190	$6,050	$6,341
Operating margin, GAAP basis	36.3%	39.9%	36.6%	39.2%
Operating margin, as adjusted	43.1%	45.2%	42.5%	44.7%

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

•

Operating income, as adjusted, includes a non-GAAP expense adjustment. In the three and six months ended June 30, 2018, the portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value.

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

(2) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2019	2018	2019	2018
Net income attributable to BlackRock, Inc., GAAP basis	$1,003	$1,073	$2,056	$2,162
Non-GAAP adjustments:
PNC LTIP funding obligation, net of tax	—	3	—	6
Income tax matters	—	4	—	4
Net income attributable to BlackRock, Inc., as adjusted	$1,003	$1,080	$2,056	$2,172
Diluted weighted-average common shares outstanding (3)	156.4	162.2	157.9	162.5
Diluted earnings per common share, GAAP basis (3)	$6.41	$6.62	$13.02	$13.30
Diluted earnings per common share, as adjusted (3)	$6.41	$6.66	$13.02	$13.36

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

For each period presented, the non-GAAP adjustment related to the PNC LTIP funding obligation was tax effected at the respective blended rates applicable to the adjustment. Amounts for income tax matters represent net noncash (benefits) expense primarily associated with the revaluation of certain deferred tax liabilities related to intangible assets and goodwill as a result of tax rate changes. Amounts have been excluded from the as adjusted results as these items will not have a cash flow impact and to ensure comparability among periods presented.

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2019	2019	2018	2018	2019	2019	2019
Retail	$664,906	$646,355	$610,850	$636,825	$1,914	$1,101	$(2,002)
iShares ETFs	2,008,867	1,924,710	1,731,425	1,776,765	36,096	66,785	181,860
Institutional:
Active	1,272,532	1,160,150	1,079,979	1,123,388	73,174	88,540	81,390
Index	2,413,191	2,327,080	2,103,230	2,304,764	14,181	27,938	(22,680)
Institutional subtotal	3,685,723	3,487,230	3,183,209	3,428,152	87,355	116,478	58,710
Long-term	6,359,496	6,058,295	5,525,484	5,841,742	125,365	184,364	238,568
Cash management	481,208	455,271	448,565	457,054	25,621	31,287	22,864
Advisory(1)	1,778	1,779	1,769	910	(1)	-	888
Total	$6,842,482	$6,515,345	$5,975,818	$6,299,706	$150,985	$215,651	$262,320

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2019	2019	2018	2018	2019	2019	2019
Active	$1,853,393	$1,724,875	$1,617,780	$1,682,794	$74,981	$88,585	$75,193
Index and iShares ETFs	4,506,103	4,333,420	3,907,704	4,158,948	50,384	95,779	163,375
Long-term	6,359,496	6,058,295	5,525,484	5,841,742	125,365	184,364	238,568
Cash management	481,208	455,271	448,565	457,054	25,621	31,287	22,864
Advisory(1)	1,778	1,779	1,769	910	(1)	-	888
Total	$6,842,482	$6,515,345	$5,975,818	$6,299,706	$150,985	$215,651	$262,320

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2019	2019	2018	2018	2019	2019	2019
Equity	$3,485,869	$3,375,885	$3,035,825	$3,366,480	$5,915	$(20,163)	$(9,135)
Fixed income	2,191,130	2,029,966	1,884,417	1,858,609	110,392	190,315	216,323
Multi-asset	523,728	499,520	461,884	481,666	6,192	4,537	15,061
Alternatives:
Illiquid alternatives	67,910	66,462	59,827	50,734	982	6,920	11,126
Liquid alternatives	55,514	53,118	51,718	52,034	1,377	1,279	3,225
Currency and commodities(2)	35,345	33,344	31,813	32,219	507	1,476	1,968
Alternatives subtotal	158,769	152,924	143,358	134,987	2,866	9,675	16,319
Long-term	6,359,496	6,058,295	5,525,484	5,841,742	125,365	184,364	238,568
Cash management	481,208	455,271	448,565	457,054	25,621	31,287	22,864
Advisory(1)	1,778	1,779	1,769	910	(1)	-	888
Total	$6,842,482	$6,515,345	$5,975,818	$6,299,706	$150,985	$215,651	$262,320

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares ETFs.

Component Changes in AUM for the Three Months Ended June 30, 2019

The following table presents the component changes in AUM by client type and product type for the three months ended June 30, 2019.

	March 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2019	AUM(2)
Retail:
Equity	$225,992	$(1,813)	$8,966	$(716)	$232,429	$226,710
Fixed income	281,566	5,350	4,623	233	291,772	286,163
Multi-asset	117,898	(3,039)	3,345	(69)	118,135	117,275
Alternatives	20,899	1,416	253	2	22,570	21,829
Retail subtotal	646,355	1,914	17,187	(550)	664,906	651,977
iShares ETFs:
Equity	1,423,204	4,175	33,511	1,733	1,462,623	1,435,308
Fixed income	471,161	31,502	10,221	959	513,843	486,433
Multi-asset	4,171	159	107	5	4,442	4,260
Alternatives	26,174	260	1,502	23	27,959	26,038
iShares ETFs subtotal	1,924,710	36,096	45,341	2,720	2,008,867	1,952,039
Institutional:
Active:
Equity	118,653	2,920	4,470	(159)	125,884	121,308
Fixed income	571,313	59,307	18,831	473	649,924	599,153
Multi-asset	369,046	9,740	13,332	983	393,101	378,608
Alternatives	101,138	1,207	1,274	4	103,623	102,269
Active subtotal	1,160,150	73,174	37,907	1,301	1,272,532	1,201,338
Index:
Equity	1,608,036	633	55,824	440	1,664,933	1,626,540
Fixed income	705,926	14,233	18,456	(3,024)	735,591	717,001
Multi-asset	8,405	(668)	261	52	8,050	8,113
Alternatives	4,713	(17)	(74)	(5)	4,617	4,610
Index subtotal	2,327,080	14,181	74,467	(2,537)	2,413,191	2,356,264
Institutional subtotal	3,487,230	87,355	112,374	(1,236)	3,685,723	3,557,602
Long-term	6,058,295	125,365	174,902	934	6,359,496	6,161,618
Cash management	455,271	25,621	746	(430)	481,208	462,001
Advisory(3)	1,779	(1)	(15)	15	1,778	1,772
Total	$6,515,345	$150,985	$175,633	$519	$6,842,482	$6,625,391

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the three months ended June 30, 2019.

	March 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2019	AUM(2)
Active:
Equity	$278,944	$530	$10,651	$(255)	$289,870	$281,490
Fixed income	836,950	65,127	23,077	943	926,097	869,698
Multi-asset	486,944	6,701	16,677	914	511,236	495,883
Alternatives	122,037	2,623	1,524	6	126,190	124,097
Active subtotal	1,724,875	74,981	51,929	1,608	1,853,393	1,771,168
Index and iShares ETFs:
iShares ETFs:
Equity	1,423,204	4,175	33,511	1,733	1,462,623	1,435,308
Fixed income	471,161	31,502	10,221	959	513,843	486,433
Multi-asset	4,171	159	107	5	4,442	4,260
Alternatives	26,174	260	1,502	23	27,959	26,038
iShares ETFs subtotal	1,924,710	36,096	45,341	2,720	2,008,867	1,952,039
Non-ETF Index:
Equity	1,673,737	1,210	58,609	(180)	1,733,376	1,693,068
Fixed income	721,855	13,763	18,833	(3,261)	751,190	732,619
Multi-asset	8,405	(668)	261	52	8,050	8,113
Alternatives	4,713	(17)	(71)	(5)	4,620	4,611
Non-ETF Index subtotal	2,408,710	14,288	77,632	(3,394)	2,497,236	2,438,411
Index & iShares ETFs subtotal	4,333,420	50,384	122,973	(674)	4,506,103	4,390,450
Long-term	6,058,295	125,365	174,902	934	6,359,496	6,161,618
Cash management	455,271	25,621	746	(430)	481,208	462,001
Advisory(3)	1,779	(1)	(15)	15	1,778	1,772
Total	$6,515,345	$150,985	$175,633	$519	$6,842,482	$6,625,391

The following table presents component changes in AUM by product type for the three months ended June 30, 2019.

	March 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2019	AUM(2)
Equity	$3,375,885	$5,915	$102,771	$1,298	$3,485,869	$3,409,866
Fixed income	2,029,966	110,392	52,131	(1,359)	2,191,130	2,088,750
Multi-asset	499,520	6,192	17,045	971	523,728	508,256
Alternatives:
Illiquid alternatives	66,462	982	518	(52)	67,910	67,059
Liquid alternatives	53,118	1,377	1,020	(1)	55,514	54,370
Currency and commodities(4)	33,344	507	1,417	77	35,345	33,317
Alternatives subtotal	152,924	2,866	2,955	24	158,769	154,746
Long-term	6,058,295	125,365	174,902	934	6,359,496	6,161,618
Cash management	455,271	25,621	746	(430)	481,208	462,001
Advisory(3)	1,779	(1)	(15)	15	1,778	1,772
Total	$6,515,345	$150,985	$175,633	$519	$6,842,482	$6,625,391

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.
(4)	Amounts include commodity iShares ETFs.

AUM increased $327.1 billion to $6.84 trillion at June 30, 2019, driven by net market appreciation and positive net inflows.

Net market appreciation of $175.6 billion was primarily driven by higher US and global equity markets and fixed income appreciation.

Long-term net inflows of $125.4 billion included $87.4 billion, $36.1 billion and $1.9 billion from institutional clients, iShares ETFs and retail clients, respectively. Net flows in long-term products are described below.

•

Institutional active net inflows of $73.2 billion were driven by active fixed income inflows of $59.3 billion, reflecting two significant strategic client mandates.  Active multi-asset net inflows reflected continued growth in LifePath® target-date series and active equity net inflows were primarily into quantitative strategies.

•

iShares ETFs net inflows of $36.1 billion reflected continued growth in Core, Fixed Income, Factor and Sustainable ETFs.  Core and non-Core iShares ETFs saw net inflows of $19.7 billion and $16.4 billion, respectively.  By region, iShares ETFs inflows were diversified with $27.2 billion of net inflows in US-listed iShares ETFs and $8.6 billion of net inflows in European-listed iShares ETFs.

•	Institutional index net inflows of $14.2 billion were led by fixed income net inflows of $14.2 billion, reflecting continued demand for liability-driven investment solutions.

•

Retail net inflows of $1.9 billion reflected net inflows of $6.6 billion in the United States, partially offset by net outflows of $4.7 billion internationally. Retail inflows reflected strength in municipal fixed income funds, event-driven liquid alternative funds and the close of the BlackRock Science and Technology Trust II closed-end fund.

Cash management AUM increased to $481.2 billion, driven by net inflows of $25.6 billion.

AUM increased $0.5 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the Euro and Japanese yen, partially offset by the strengthening of the US dollar against the British pound.

Component Changes in AUM for the Six Months Ended June 30, 2019

The following table presents the component changes in AUM by client type and product for the six months ended June 30, 2019.

	December 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2018	(outflows)	change	impact(1)	2019	AUM(2)
Retail:
Equity	$205,714	$(5,426)	$32,335	$(194)	$232,429	$222,547
Fixed income	271,588	11,279	8,723	182	291,772	281,920
Multi-asset	113,417	(6,731)	11,430	19	118,135	116,985
Alternatives	20,131	1,979	479	(19)	22,570	21,200
Retail subtotal	610,850	1,101	52,967	(12)	664,906	642,652
iShares ETFs:
Equity	1,274,262	2,553	184,612	1,196	1,462,623	1,399,504
Fixed income	427,596	63,706	22,231	310	513,843	468,436
Multi-asset	4,485	(477)	427	7	4,442	4,240
Alternatives	25,082	1,003	1,856	18	27,959	26,065
iShares ETFs subtotal	1,731,425	66,785	209,126	1,531	2,008,867	1,898,245
Institutional:
Active:
Equity	110,976	(2,617)	17,411	114	125,884	119,236
Fixed income	538,961	72,299	37,772	892	649,924	575,948
Multi-asset	336,237	12,330	44,013	521	393,101	366,519
Alternatives	93,805	6,528	3,179	111	103,623	100,016
Active subtotal	1,079,979	88,540	102,375	1,638	1,272,532	1,161,719
Index:
Equity	1,444,873	(14,673)	233,741	992	1,664,933	1,590,518
Fixed income	646,272	43,031	44,277	2,011	735,591	695,377
Multi-asset	7,745	(585)	861	29	8,050	8,110
Alternatives	4,340	165	84	28	4,617	4,539
Index subtotal	2,103,230	27,938	278,963	3,060	2,413,191	2,298,544
Institutional subtotal	3,183,209	116,478	381,338	4,698	3,685,723	3,460,263
Long-term	5,525,484	184,364	643,431	6,217	6,359,496	6,001,160
Cash management	448,565	31,287	1,422	(66)	481,208	456,185
Advisory(3)	1,769	-	(12)	21	1,778	1,775
Total	$5,975,818	$215,651	$644,841	$6,172	$6,842,482	$6,459,120

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the six months ended June 30, 2019.

	December 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2018	(outflows)	change	impact(1)	2019	AUM(2)
Active:
Equity	$258,205	$(8,934)	$40,543	$56	$289,870	$277,193
Fixed income	795,985	83,412	45,602	1,098	926,097	842,447
Multi-asset	449,654	5,600	55,443	539	511,236	483,504
Alternatives	113,936	8,507	3,656	91	126,190	121,216
Active subtotal	1,617,780	88,585	145,244	1,784	1,853,393	1,724,360
Index and iShares ETFs:
iShares ETFs:
Equity	1,274,262	2,553	184,612	1,196	1,462,623	1,399,504
Fixed income	427,596	63,706	22,231	310	513,843	468,436
Multi-asset	4,485	(477)	427	7	4,442	4,240
Alternatives	25,082	1,003	1,856	18	27,959	26,065
iShares ETFs subtotal	1,731,425	66,785	209,126	1,531	2,008,867	1,898,245
Non-ETF Index
Equity	1,503,358	(13,782)	242,944	856	1,733,376	1,655,108
Fixed income	660,836	43,197	45,170	1,987	751,190	710,798
Multi-asset	7,745	(586)	861	30	8,050	8,110
Alternatives	4,340	165	86	29	4,620	4,539
Non-ETF Index subtotal	2,176,279	28,994	289,061	2,902	2,497,236	2,378,555
Index & iShares ETFs subtotal	3,907,704	95,779	498,187	4,433	4,506,103	4,276,800
Long-term	5,525,484	184,364	643,431	6,217	6,359,496	6,001,160
Cash management	448,565	31,287	1,422	(66)	481,208	456,185
Advisory(3)	1,769	-	(12)	21	1,778	1,775
Total	$5,975,818	$215,651	$644,841	$6,172	$6,842,482	$6,459,120

The following table presents component changes in AUM by product type for the six months ended June 30, 2019.

	December 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2018	(outflows)	change	impact(1)	2019	AUM(2)
Equity	$3,035,825	$(20,163)	$468,099	$2,108	$3,485,869	$3,331,805
Fixed income	1,884,417	190,315	113,003	3,395	2,191,130	2,021,681
Multi-asset	461,884	4,537	56,731	576	523,728	495,854
Alternatives:
Illiquid alternatives	59,827	6,920	1,120	43	67,910	65,258
Liquid alternatives	51,718	1,279	2,514	3	55,514	53,401
Currency and commodities(4)	31,813	1,476	1,964	92	35,345	33,161
Alternatives subtotal	143,358	9,675	5,598	138	158,769	151,820
Long-term	5,525,484	184,364	643,431	6,217	6,359,496	6,001,160
Cash management	448,565	31,287	1,422	(66)	481,208	456,185
Advisory(3)	1,769	-	(12)	21	1,778	1,775
Total	$5,975,818	$215,651	$644,841	$6,172	$6,842,482	$6,459,120

(1) Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.

(2) Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.

(3) Advisory AUM represents long-term portfolio liquidation assignments.

(4) Amounts include commodity iShares ETFs.

AUM increased $866.7 billion to $6.84 trillion at June 30, 2019, driven by net market appreciation and net inflows.

Net market appreciation of $644.8 billion was driven by higher US and global equity markets and fixed income appreciation.

Long-term net inflows of $184.4 billion included $116.5 billion, $66.8 billion and $1.1 billion from institutional clients, iShares ETFs and retail clients, respectively. Net flows in long-term products are described below.

•

Institutional active net inflows of $88.5 billion were primarily driven by active fixed income, multi-asset and alternative net inflows of $72.3 billion, $12.3 billion and $6.5 billion, respectively. Active fixed income net inflows included the previously mentioned significant strategic client mandates and active multi-asset net inflows reflected continued growth in LifePath target-date franchise and asset allocation strategies. Alternatives net inflows were led by flows into illiquid alternatives, including infrastructure, real estate and the first close of Long Term Private Capital (“LTPC”), a perpetual, direct private equity fund.

•

iShares ETFs net inflows of $66.8 billion were led by fixed income ETFs, which generated $63.7 billion of net inflows, across treasuries, high yield and emerging markets debt ETFs.  iShares ETFs reflected $39.2 billion and $27.6 billion of net inflows into Core and non-Core ETFs, respectively. By region, iShares ETFs inflows were diversified with $44.0 billion of net inflows in US-listed iShares ETFs and $23.2 billion of net inflows in European-listed iShares ETFs.

•

Institutional index net inflows of $27.9 billion were primarily driven by fixed income net inflows of $43.0 billion, led by continued demand for liability-driven investment fixed income solutions, partially offset by equity net outflows of $14.7 billion.

•

Retail net inflows of $1.1 billion reflected net inflows of $9.8 billion in the United States, partially offset by net outflows of $8.7 billion internationally. Retail net inflows reflected strength in municipal fixed income funds and event-driven liquid alternative funds, as well as the close of the BlackRock Science and Technology Trust II closed-end fund, partially offset by net outflows from international equities.

Cash management AUM increased to $481.2 billion, primarily due to net inflows of $31.3 billion.

AUM increased $6.2 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the Canadian dollar and Japanese yen, partially offset by the strengthening of the US dollar against the British pound and Euro.

Component Changes in AUM for the Twelve Months Ended June 30, 2019

The following table presents the component changes in AUM by client type and product for the twelve months ended June 30, 2019.

	June 30,	Net inflows	Acquisitions and	Market	FX	June 30,	Average
(in millions)	2018	(outflows)	dispositions(1)	change	impact(2)	2019	AUM(3)
Retail:
Equity	$232,617	$(6,019)	$2,137	$5,930	$(2,236)	$232,429	$226,117
Fixed income	266,987	6,542	14,070	5,711	(1,538)	291,772	277,967
Multi-asset	119,299	(5,772)	2,519	2,530	(441)	118,135	118,757
Alternatives	17,922	3,247	1,628	(117)	(110)	22,570	20,392
Retail subtotal	636,825	(2,002)	20,354	14,054	(4,325)	664,906	643,233
iShares ETFs:
Equity	1,346,288	84,277	-	34,624	(2,566)	1,462,623	1,386,175
Fixed income	401,731	95,478	-	18,198	(1,564)	513,843	440,536
Multi-asset	3,767	502	-	170	3	4,442	4,030
Alternatives	24,979	1,603	-	1,381	(4)	27,959	25,057
iShares ETFs subtotal	1,776,765	181,860	-	54,373	(4,131)	2,008,867	1,855,798
Institutional:
Active:
Equity	134,986	(9,003)	(4,296)	5,321	(1,124)	125,884	123,053
Fixed income	550,444	58,586	2,417	40,684	(2,207)	649,924	563,219
Multi-asset	350,545	20,476	(1,593)	26,501	(2,828)	393,101	359,706
Alternatives	87,413	11,331	3,374	2,061	(556)	103,623	95,532
Active subtotal	1,123,388	81,390	(98)	74,567	(6,715)	1,272,532	1,141,510
Index:
Equity	1,652,589	(78,390)	4,749	94,042	(8,057)	1,664,933	1,618,260
Fixed income	639,447	55,717	2,051	47,758	(9,382)	735,591	668,056
Multi-asset	8,055	(145)	(243)	353	30	8,050	8,002
Alternatives	4,673	138	1	(175)	(20)	4,617	4,585
Index subtotal	2,304,764	(22,680)	6,558	141,978	(17,429)	2,413,191	2,298,903
Institutional subtotal	3,428,152	58,710	6,460	216,545	(24,144)	3,685,723	3,440,413
Long-term	5,841,742	238,568	26,814	284,972	(32,600)	6,359,496	5,939,444
Cash management	457,054	22,864	686	2,601	(1,997)	481,208	454,495
Advisory(4)	910	888	-	(16)	(4)	1,778	1,629
Total	$6,299,706	$262,320	$27,500	$287,557	$(34,601)	$6,842,482	$6,395,568

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

(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the twelve months ended June 30, 2019.

	June 30,	Net inflows	Acquisitions and	Market	FX	June 30,	Average
(in millions)	2018	(outflows)	dispositions(1)	change	impact(2)	2019	AUM(3)
Active:
Equity	$304,098	$(17,983)	$(2,160)	$8,184	$(2,269)	$289,870	$285,012
Fixed income	803,515	63,894	16,487	45,518	(3,317)	926,097	826,162
Multi-asset	469,845	14,704	926	29,030	(3,269)	511,236	478,463
Alternatives	105,336	14,578	5,002	1,940	(666)	126,190	115,924
Active subtotal	1,682,794	75,193	20,255	84,672	(9,521)	1,853,393	1,705,561
Index and iShares ETFs:
iShares ETFs:
Equity	1,346,288	84,277	-	34,624	(2,566)	1,462,623	1,386,175
Fixed income	401,731	95,478	-	18,198	(1,564)	513,843	440,536
Multi-asset	3,767	502	-	170	3	4,442	4,030
Alternatives	24,979	1,603	-	1,381	(4)	27,959	25,057
iShares ETFs subtotal	1,776,765	181,860	-	54,373	(4,131)	2,008,867	1,855,798
Non-ETF Index:
Equity	1,716,094	(75,429)	4,750	97,109	(9,148)	1,733,376	1,682,418
Fixed income	653,363	56,951	2,051	48,635	(9,810)	751,190	683,080
Multi-asset	8,054	(145)	(243)	354	30	8,050	8,002
Alternatives	4,672	138	1	(171)	(20)	4,620	4,585
Non-ETF Index subtotal	2,382,183	(18,485)	6,559	145,927	(18,948)	2,497,236	2,378,085
Index & iShares ETFs subtotal	4,158,948	163,375	6,559	200,300	(23,079)	4,506,103	4,233,883
Long-term	5,841,742	238,568	26,814	284,972	(32,600)	6,359,496	5,939,444
Cash management	457,054	22,864	686	2,601	(1,997)	481,208	454,495
Advisory(4)	910	888	-	(16)	(4)	1,778	1,629
Total	$6,299,706	$262,320	$27,500	$287,557	$(34,601)	$6,842,482	$6,395,568
The following table presents component changes in AUM by product type for the twelve months ended June 30, 2019.

	June 30,	Net inflows	Acquisitions and	Market	FX	June 30,	Average
(in millions)	2018	(outflows)	dispositions(1)	change	impact(2)	2019	AUM(3)
Equity	$3,366,480	$(9,135)	$2,590	$139,917	$(13,983)	$3,485,869	$3,353,605
Fixed income	1,858,609	216,323	18,538	112,351	(14,691)	2,191,130	1,949,778
Multi-asset	481,666	15,061	683	29,554	(3,236)	523,728	490,495
Alternatives:
Illiquid alternatives	50,734	11,126	4,968	1,449	(367)	67,910	60,697
Liquid alternatives	52,034	3,225	28	586	(359)	55,514	52,683
Currency and commodities(5)	32,219	1,968	7	1,115	36	35,345	32,186
Alternatives subtotal	134,987	16,319	5,003	3,150	(690)	158,769	145,566
Long-term	5,841,742	238,568	26,814	284,972	(32,600)	6,359,496	5,939,444
Cash management	457,054	22,864	686	2,601	(1,997)	481,208	454,495
Advisory(4)	910	888	-	(16)	(4)	1,778	1,629
Total	$6,299,706	$262,320	$27,500	$287,557	$(34,601)	$6,842,482	$6,395,568

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

AUM increased $542.8 billion to $6.84 trillion at June 30, 2019, driven by net market appreciation, net inflows and net AUM added from strategic transactions, partially offset by the impact of foreign exchange movements.

Net market appreciation of $287.6 billion was driven by higher US equity markets and fixed income appreciation.

Long-term net inflows of $238.6 billion were comprised of net inflows of $181.9 billion and $58.7 billion from iShares ETFs and institutional clients, respectively, partially offset by net outflows of $2.0 billion from retail clients. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $181.9 billion reflected $92.7 billion and $89.2 billion of net inflows into Core and non-Core ETFs, respectively. By region, iShares ETFs inflows were diversified with $129.7 billion of net inflows in US-listed iShares ETFs and $40.5 billion of net inflows in European-listed iShares ETFs. Fixed income net inflows of $95.5 billion were led by flows into treasuries, investment grade corporate bond and emerging markets debt ETFs. Equity net inflows of $84.3 billion were driven by both US and international equity market exposures.

•

Institutional active net inflows of $81.4 billion reflected active fixed income, multi-asset and alternative net inflows of $58.6 billion, $20.5 billion and $11.3 billion, respectively, partially offset by active equity net outflows of $9.0 billion. Active fixed income net inflows included the previously mentioned significant strategic client mandates and active multi-asset net inflows reflected continued growth in LifePath target-date series and asset allocation strategies. Alternatives net inflows were led by flows into illiquid alternatives, including infrastructure, real estate and LTPC.

•

Institutional index net outflows of $22.7 billion were primarily driven by equity net outflows of $78.4 billion, linked to client asset allocation, re-balancing and cash needs, partially offset by fixed income net inflows of $55.7 billion, led by continued demand for liability-driven investment fixed income solutions.

•

Retail net outflows of $2.0 billion reflected net outflows of $19.1 billion internationally, partially offset by net inflows of $17.1 billion in the United States. Retail net outflows reflected net outflows from international equities and world allocation strategies, partially offset by net inflows into fixed income products and event-driven liquid alternative funds, as well as the close of the BlackRock Science and Technology Trust II closed-end fund.

Cash management AUM increased to $481.2 billion, primarily due to net inflows of $22.9 billion.

AUM decreased $34.6 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar, largely against the British pound and Euro, partially offset by the weakening of the US dollar against the Japanese yen.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and six months ended June 30, 2019 and 2018 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).

Revenue

The table below presents detail of revenue for the three and six months ended June 30, 2019 and 2018 and includes the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$385	$426	$760	$864
iShares ETFs	870	911	1,717	1,837
Non-ETF Index	163	187	327	363
Equity subtotal	1,418	1,524	2,804	3,064
Fixed income:
Active	474	458	931	914
iShares ETFs	234	207	454	415
Non-ETF Index	98	101	195	194
Fixed income subtotal	806	766	1,580	1,523
Multi-asset	288	295	564	591
Alternatives:
Illiquid alternatives	118	83	228	160
Liquid alternatives	102	93	196	194
Currency and commodities(1)	24	26	48	51
Alternatives subtotal	244	202	472	405
Long-term	2,756	2,787	5,420	5,583
Cash management	147	157	288	308
Total base fees	2,903	2,944	5,708	5,891
Investment advisory performance fees:
Equity	4	43	4	61
Fixed income	—	(1)	2	2
Multi-asset	6	9	6	14
Alternatives:
Illiquid alternatives	15	2	35	2
Liquid alternatives	39	38	43	82
Alternatives subtotal	54	40	78	84
Total performance fees	64	91	90	161
Technology services revenue	237	198	441	382
Distribution fees:
Retrocessions	164	181	325	373
12b-1 fees (US mutual funds distribution fees)	88	103	177	211
Other	15	10	27	21
Total distribution fees	267	294	529	605
Advisory and other revenue:
Advisory	22	33	41	54
Other	31	45	61	95
Total advisory and other revenue	53	78	102	149
Total revenue	$3,524	$3,605	$6,870	$7,188

(1)  Amount include commodity iShares ETFs.

The table below lists base fees and mix of average AUM by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(2)
	2019	2018	2019	2018	2019	2018	2019	2018
Equity:
Active	13%	15%	4%	5%	13%	15%	4%	5%
iShares ETFs	30%	31%	22%	21%	30%	31%	22%	21%
Non-ETF Index	6%	6%	25%	27%	6%	6%	25%	27%
Equity subtotal	49%	52%	51%	53%	49%	52%	51%	53%
Fixed income:
Active	17%	16%	14%	13%	17%	16%	13%	13%
iShares ETFs	8%	7%	7%	6%	8%	7%	7%	6%
Non-ETF Index	3%	3%	11%	10%	3%	3%	11%	10%
Fixed income subtotal	28%	26%	32%	29%	28%	26%	31%	29%
Multi-asset	10%	10%	8%	8%	10%	10%	8%	8%
Alternatives:
Illiquid alternatives	4%	3%	1%	1%	4%	3%	1%	1%
Liquid alternatives	3%	3%	1%	1%	3%	3%	1%	1%
Currency and commodities	1%	1%	0%	1%	1%	1%	1%	1%
Alternatives subtotal	8%	7%	2%	3%	8%	7%	3%	3%
Long-term	95%	95%	93%	93%	95%	95%	93%	93%
Cash management	5%	5%	7%	7%	5%	5%	7%	7%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

Revenue decreased $81 million, or 2%, from the three months ended June 30, 2018, primarily driven by lower base fees, performance fees and advisory and other revenue, partially offset by higher technology services revenue.

Investment advisory, administration fees and securities lending revenue of $2,903 million decreased $41 million from $2,944 million for the three months ended June 30, 2018, primarily driven by lower securities lending revenue, as well as the negative impact of divergent equity beta and foreign exchange movements on average AUM, mix shift toward fixed income and cash, and strategic price changes to certain products, partially offset by the positive impact of acquisitions and organic growth. Securities lending revenue of $150 million in the current quarter compared with $183 million in the second quarter of 2018, primarily reflecting reduced borrowing demand, lower cash spreads and reduced European seasonal demand.

Investment advisory performance fees of $64 million decreased $27 million from $91 million for the three months ended June 30, 2018, primarily reflecting lower revenue from long-only equity products.

Technology services revenue of $237 million increased $39 million from $198 million for the three months ended June 30, 2018, primarily reflecting higher revenue from Aladdin and the impact of the eFront acquisition.

Advisory and other revenue of $53 million decreased $25 million from $78 million for the three months ended June 30, 2018, primarily reflecting lower fees from advisory and transition management assignments.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Revenue decreased $318 million, or 4%, from the six months ended June 30, 2018, primarily driven by lower base fees, performance fees and advisory and other revenue, partially offset by higher technology services revenue.

Investment advisory, administration fees and securities lending revenue of $5,708 million decreased $183 million from $5,891 million for the six months ended June 30, 2018, primarily driven by the impact of negative markets and foreign exchange movements on average AUM, mix shift toward fixed income and cash, strategic price changes to certain products and lower securities lending revenue, partially offset by the positive impact of acquisitions and organic growth. Securities lending revenue of $298 million for the six months ended June 30, 2019 compared with $338 million for the six months ended June 30, 2018, primarily reflecting reduced European seasonal demand and lower cash spreads.

Investment advisory performance fees of $90 million decreased $71 million from $161 million for the six months ended June 30, 2018, primarily reflecting lower revenue from long-only equity products and liquid alternatives, partially offset by higher revenue from illiquid alternatives.

Technology services revenue of $441 million increased $59 million from $382 million for the six months ended June 30, 2018, primarily reflecting higher revenue from Aladdin and the impact of the eFront acquisition.

Advisory and other revenue of $102 million decreased $47 million from $149 million for the six months ended June 30, 2018, primarily reflecting lower earnings from an equity method investment and lower fees from advisory and transition management assignments.

Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Expense, GAAP:
Employee compensation and benefits	$1,083	$1,082	$2,147	$2,203
Distribution and servicing costs:
Retrocessions	164	181	325	373
12b-1 costs	88	101	176	207
Other	164	133	319	267
Total distribution and servicing costs	416	415	820	847
Direct fund expense	252	264	494	525
General and administration:
Marketing and promotional	81	91	162	176
Occupancy and office related	75	73	149	147
Portfolio services	65	73	127	143
Technology	67	58	136	111
Professional services	44	37	77	69
Communications	10	9	19	19
Foreign exchange remeasurement	12	4	20	5
Contingent consideration fair value adjustments	13	(1)	19	5
Product launch costs	59	—	59	11
Other general and administration	44	49	90	90
Total general and administration expense	470	393	858	776
Amortization of intangible assets	25	11	40	22
Total expense, GAAP	$2,246	$2,165	$4,359	$4,373
Less non-GAAP expense adjustments:
Employee compensation and benefits:
PNC LTIP funding obligation	—	3	—	6
Expense, as adjusted:
Employee compensation and benefits	$1,083	$1,079	$2,147	$2,197
Distribution and servicing costs	416	415	820	847
Direct fund expense	252	264	494	525
General and administration	470	393	858	776
Amortization of intangible assets	25	11	40	22
Total expense, as adjusted	$2,246	$2,162	$4,359	$4,367

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

GAAP.   Expense increased $81 million from the three months ended June 30, 2018, primarily driven by higher general and administrative expense, which reflected product launch costs and acquisition-related expense in the current quarter.

General and administration expense increased $77 million from the three months ended June 30, 2018, primarily due to $59 million of previously mentioned product launch costs. The increase also reflected contingent consideration fair value adjustments related to prior acquisitions and professional fees incurred in connection with the eFront Transaction.

Amortization of intangible assets expense increased $14 million from the three months ended June 30, 2018, primarily reflecting amortization of intangible assets associated with the eFront Transaction and the acquisition of TCP.

As Adjusted.   Expense, as adjusted, increased $84 million, or 4%, to $2,246 million from $2,162 million for the three months ended June 30, 2018. The increase in total expense, as adjusted, is driven primarily by higher general and administrative expense, including the previously described product launch costs, and amortization of intangible assets.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

GAAP.   Expense decreased $14 million from the six months ended June 30, 2018, driven primarily by lower employee compensation and benefits expense and lower volume-related expense, partially offset by higher general and administration expense, which reflected the previously mentioned product launch costs.

Employee compensation and benefits expense decreased $56 million from the six months ended June 30, 2018, primarily reflecting lower incentive compensation, driven in part by lower operating income, partially offset by higher headcount.

Distribution and servicing costs decreased $27 million from the six months ended June 30, 2018, reflecting lower average AUM.

Direct fund expense decreased $31 million from the six months ended June 30, 2018, reflecting the negative impact of markets and foreign exchange movements on average AUM.

General and administration expense increased $82 million from the six months ended June 30, 2018, primarily due to higher product launch costs, technology expense and the impact of foreign exchange remeasurement expense, partially offset by lower portfolio services and marketing and promotional expense. The increase also reflected higher contingent consideration fair value adjustments related to prior acquisitions and professional fees incurred in connection with the eFront Transaction.

Amortization of intangible assets expense increased $18 million from the six months ended June 30, 2018, primarily reflecting amortization of intangible assets associated with the eFront Transaction and the acquisition of TCP.

As Adjusted.   Expense, as adjusted, decreased $8 million for the six months ended June 30, 2018. The decrease in total expense, as adjusted, is driven primarily by lower employee compensation and benefits expense and lower volume-related expense, partially offset by higher general and administration expense.

Nonoperating Results

The summary and reconciliation of GAAP nonoperating income (expense) to nonoperating income (expense), as adjusted for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Nonoperating income (expense), GAAP basis(1)	$57	$(24)	$182	$(40)
Less: Net income (loss) attributable to NCI	10	5	17	10
Nonoperating income (expense), as adjusted, net of NCI(2)(3)	$47	$(29)	$165	$(50)

(1)

Amounts include a gain of $39 million and a loss of $14 million for the three months ended June 30, 2019 and 2018, respectively, attributable to consolidated variable interest entities (“VIEs”). Amounts include a gain of $133 million and a loss of $12 million for the six months ended June 30, 2019 and 2018, respectively, attributable to consolidated VIEs.

(2)	Net of income (loss) attributable to NCI.
(3)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and six months ended June 30, 2019 and 2018.

The components of nonoperating income (expense), as adjusted, for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Net gain (loss) on investments(1)(2)
Private equity	$32	$5	$32	$6
Real assets	4	9	10	14
Other alternatives(3)	7	1	15	4
Other investments(4)	31	(18)	104	(17)
Subtotal	74	(3)	161	7
Other gains(5)	5	1	53	1
Total net gain (loss) on investments(1)(2)	79	(2)	214	8
Interest and dividend income	20	19	49	34
Interest expense	(52)	(46)	(98)	(92)
Net interest expense	(32)	(27)	(49)	(58)
Nonoperating income (expense), as adjusted(1)(2)	$47	$(29)	$165	$(50)

(1)	Net of net income (loss) attributable to NCI. Amounts also include net gain (loss) on consolidated VIEs.
(2)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and six months ended June 30, 2019 and 2018.

(3)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include net gains (losses) related to equity and fixed income investments.
(5)	Amounts primarily include noncash pre-tax gains related to the revaluation of certain strategic minority investments.

Income Tax Expense

	GAAP				As Adjusted
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Operating income(1)	$1,278	$1,440	$2,511	$2,815	$1,278	$1,443	$2,511	$2,821
Total nonoperating income (expense)(1)(2)	47	(29)	165	(50)	47	(29)	165	(50)
Income before income taxes(2)	$1,325	$1,411	$2,676	$2,765	$1,325	$1,414	$2,676	$2,771
Income tax expense	$322	$338	$620	$603	$322	$334	$620	$599
Effective tax rate	24.3%	24.0%	23.2%	21.8%	24.3%	23.7%	23.2%	21.7%

(1)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to results. See Non-GAAP Financial Measures for further information.

(2)	Net of net income (loss) attributable to NCI.

The six months ended June 30, 2019 and 2018 income tax expense included $22 million and $58 million, respectively, of discrete tax benefits related to stock-based compensation awards that vested in the first quarter of each respective year.

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

	June 30, 2019
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Products(2)	As Adjusted
Assets
Cash and cash equivalents	$3,920	$—	$13	$3,907
Accounts receivable	2,863	—	—	2,863
Investments	1,989	—	34	1,955
Assets of consolidated VIEs:
Cash and cash equivalents	103	—	103	—
Investments	2,431	—	772	1,659
Other assets	63	—	63	—
Separate account assets and collateral held under securities lending agreements	115,253	115,253	—	—
Other assets(3)	3,737	—	(8)	3,745
Subtotal	130,359	115,253	977	14,129
Goodwill and intangible assets, net	32,988	—	—	32,988
Total assets	$163,347	$115,253	$977	$47,117
Liabilities
Accrued compensation and benefits	$1,078	$—	$—	$1,078
Accounts payable and accrued liabilities	1,277	—	—	1,277
Liabilities of consolidated VIEs	644	—	644	—
Borrowings	5,964	—	—	5,964
Separate account liabilities and collateral liabilities under securities lending agreements	115,253	115,253	—	—
Deferred income tax liabilities(4)	3,825	—	—	3,825
Other liabilities	2,646	—	(434)	3,080
Total liabilities	130,687	115,253	210	15,224
Equity
Total stockholders’ equity	31,893	—	—	31,893
Noncontrolling interests	767	—	767	—
Total equity	32,660	—	767	31,893
Total liabilities and equity	$163,347	$115,253	$977	$47,117

(1)	Amounts represent segregated client assets generating advisory fees in which BlackRock has no economic interest or liability.
(2)	Amounts primarily represent the portion of assets and liabilities of Consolidated Sponsored Investment Products attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)	Amount includes approximately $4.2 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of June 30, 2019 and December 31, 2018 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.   Cash and cash equivalents at June 30, 2019 and December 31, 2018 included $13 million and $59 million, respectively, of cash held by consolidated VREs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the six months ended June 30, 2019).

Accounts receivable at June 30, 2019 increased $206 million from December 31, 2018, primarily due to higher technology services and base fees receivables. Investments were $1,989 million at June 30, 2019 (for more information see Investments herein). Goodwill and intangible assets increased $1,623 million from December 31, 2018, primarily due to the eFront Transaction, partially offset by amortization of intangible assets. Other assets (including operating lease right-of-use (“ROU”) assets and property and equipment) increased $966 million from December 31, 2018, primarily due to the recognition of the operating lease ROU assets related to the adoption of the new lease accounting guidance, and an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities).

Liabilities.    Accrued compensation and benefits at June 30, 2019 decreased $910 million from December 31, 2018, primarily due to 2018 incentive compensation cash payments in the first quarter of 2019, partially offset by 2019 incentive compensation accruals. Other liabilities increased $757 million from December 31, 2018, primarily due to the recognition of the operating lease liabilities related to the adoption of the new lease accounting guidance and higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets), partially offset by contingent liability payments in connection with certain prior acquisitions. Net deferred income tax liabilities at June 30, 2019 increased $254 million from December 31, 2018, primarily due to the effects of temporary differences associated with the eFront Transaction, stock-based compensation and investment income.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $1,989 million and $2,431 million, respectively, at June 30, 2019. Total Investments include consolidated investments held by sponsored investment products accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	June 30,	December 31,
(in millions)	2019	2018
Investments, GAAP	$1,989	$1,796
Investments held by consolidated VIEs, GAAP	2,431	2,680
Total Investments	4,420	4,476
Investments held by consolidated VIEs	(2,431)	(2,680)
Net interest in consolidated VIEs(1)	1,659	1,661
Investments held by consolidated VREs	(452)	(524)
Net interest in consolidated VREs	418	448
Total Investments, as adjusted	3,614	3,381
Federal Reserve Bank stock	(93)	(92)
Deferred compensation investments	(22)	(34)
Hedged investments	(522)	(483)
Carried interest (VIEs/VREs)	(441)	(387)
Total “economic” investment exposure	$2,536	$2,385

(1)	Amount includes $429 million of carried interest (VIEs) as of June 30, 2019 and $369 million as of December 31, 2018, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(in millions)	2019	2018
Private equity	$232	$305
Real assets	356	377
Other alternatives(1)	231	199
Other investments(2)	1,717	1,504
Total “economic” investment exposure	$2,536	$2,385

(1)	Other alternatives include direct hedge fund strategies and hedge fund solutions.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as UK government securities, primarily held for regulatory purposes.

As adjusted investment activity for the six months ended June 30, 2019 was as follows:

(in millions)	Six Months Ended June 30, 2019
Total Investments, as adjusted, beginning balance	$3,381
Purchases/capital contributions/acquisitions	387
Sales/maturities	(365)
Distributions(1)	(77)
Market appreciation(depreciation)/earnings from equity method investments	234
Carried interest capital allocations/(distributions)	54
Total Investments, as adjusted, ending balance	$3,614

(1)	Amount includes distributions representing return of capital and return on investments.

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Products:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Products	Cash Flows Excluding Impact of Consolidated Sponsored Investment Products
Cash, cash equivalents and restricted cash, December 31, 2018	$6,505	$245	$6,260
Net cash provided by/(used in) operating activities	697	(534)	1,231
Net cash provided by/(used in) investing activities	(1,663)	(97)	(1,566)
Net cash provided by/(used in) financing activities	(1,508)	502	(2,010)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	—	9
Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,465)	(129)	(2,336)
Cash, cash equivalents and restricted cash, June 30, 2019	$4,040	$116	$3,924

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

Cash flows provided by operating activities, excluding the impact of Consolidated Sponsored Investment Products, primarily include the receipt of investment advisory and administration fees, securities lending revenue and performance fees offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year.

Cash flows used in investing activities, excluding the impact of Consolidated Sponsored Investment Products, for the six months ended June 30, 2019 were $1,566 million and primarily reflected $1.5 billion of cash outflow related to the eFront Transaction, $73 million of investment purchases and $105 million of purchases of property and equipment, partially offset by $71 million of net proceeds from sales and maturities of certain investments.

Cash flows used in financing activities, excluding the impact of Consolidated Sponsored Investment Products, for the six months ended June 30, 2019 were $2,010 million, primarily resulting from $1.8 billion of share repurchases, including $300 million in open market transactions, a $1.3 billion private transaction and $229 million of employee tax withholdings related to employee stock transactions, and $1.1 billion of cash dividend payments, partially offset by $992 million of proceeds from long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
(in millions)	2019	2018
Cash and cash equivalents(1)	$3,920	$6,302
Cash and cash equivalents held by consolidated VREs(2)	(13)	(59)
Subtotal	3,907	6,243
Credit facility – undrawn	4,000	4,000
Total liquidity resources(3)	$7,907	$10,243

(1)

The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 40% and 50% at June 30, 2019 and December 31, 2018, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)	Amount does not reflect year-end incentive compensation accruals, which are paid in the first quarter.

Total liquidity resources decreased $2,336 million during the six months ended June 30, 2019, primarily reflecting cash payments of 2018 year-end incentive awards, share repurchases of $1.8 billion, reflecting the impact of a $1.3 billion private transaction, approximately $1.5 billion of cash outflow related to the eFront Transaction, and cash dividend payments of $1.1 billion, partially offset by $992 million of proceeds from long-term borrowings and cash flows from other operating activities.

A significant portion of the Company’s $3,614 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.  In January 2019, the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program for a total up to approximately 9.9 million shares of BlackRock common stock.

During the six months ended June 30, 2019, the Company repurchased 3.8 million common shares under the share repurchase program for approximately $1.6 billion, including a $1.3 billion private transaction that closed on March 25, 2019. The Company has now completed its targeted level of share repurchases for the year, but will remain opportunistic should relative valuation opportunities arise. At June 30, 2019, there were 6.1 million shares still authorized to be repurchased.

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

BlackRock Institutional Trust Company, N.A. (“BTC”) is chartered as a national bank that does not accept deposits or make commercial loans and whose powers are limited to trust and other fiduciary activities. BTC provides investment management and other fiduciary services, including investment advisory and securities lending agency services, to institutional clients. BTC is subject to regulatory capital and liquid asset requirements administered by the Office of the Comptroller of the Currency.

At both June 30, 2019 and December 31, 2018, the Company was required to maintain approximately $1.8 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2019 Revolving Credit Facility.   The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in March 2019 to extend the maturity date to March 2024 (the “2019 credit facility”). The 2019 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2019 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2019 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2019. The 2019 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At June 30, 2019, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.   The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2019 credit facility. At June 30, 2019, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At June 30, 2019, the principal amount of long-term borrowings outstanding was $6.0 billion. See Note 13, Borrowings, in the 2018 Form 10-K for more information on borrowings outstanding as of December 31, 2018.

During the six months ended June 30, 2019, the Company paid approximately $92 million of interest on long-term borrowings. Future principal repayments and interest requirements at June 30, 2019 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2019	$1,000	$99	$1,099
2020	—	157	157
2021	750	141	891
2022	750	113	863
2023	—	100	100
2024	1,000	83	1,083
Thereafter(1)	2,497	212	2,709
Total	$5,997	$905	$6,902

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using the EUR/USD foreign exchange rate as of June 30, 2019.

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

Commitments and Contingencies

Investment Commitments.    At June 30, 2019, the Company had $605 million of various capital commitments to fund sponsored investment products, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at June 30, 2019 totaled $168 million and is included in other liabilities on the condensed consolidated statements of financial condition.

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

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At June 30, 2019, the Company indemnified certain of its clients for their securities lending loan balances of approximately $205 billion. The Company held, as agent, cash and securities totaling $219 billion as collateral for indemnified securities on loan at June 30, 2019. The fair value of these indemnifications was not material at June 30, 2019.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the condensed consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements, including information regarding the adoption of Accounting Standards Update 2016-02, Leases. In addition, see Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2018 Form 10-K for further information.

Consolidation.   In the normal course of business, the Company is the manager of various types of sponsored investment vehicles. The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. See Note 6, Consolidated Voting Rights Entities, in the notes to the condensed consolidated financial statements for more information. Investments that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity. BlackRock is deemed to be the PB of a VIE if it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company generally consolidates VIEs in which it holds an equity ownership interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%. See Note 7, Variable Interest Entities, in the notes to the condensed consolidated financial statements for more information.

Fair Value Measurements.   The Company’s assessment of the significance of a particular input to the fair value measurement according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined) in its entirety requires judgment and considers factors specific to the financial instrument. See Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements for more information on fair value measurements.

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

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At June 30, 2019 and December 31, 2018, the Company had $365 million and $293 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown. See Note 15, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and six months ended June 30, 2019 and 2018.

Accounting Developments

For accounting pronouncements that the Company adopted during the six months ended June 30, 2019, see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2019, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At June 30, 2019, the Company had outstanding total return swaps with an aggregate notional value of approximately $522 million. At June 30, 2019, there were no outstanding interest rate swaps.

At June 30, 2019, approximately $2.9 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $2,536 million. See Balance Sheet Overview- Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk.    At June 30, 2019, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1,023 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $102 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At June 30, 2019, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1,513 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $44 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $733 million at June 30, 2019. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $73 million decline in the carrying value of such investments.

Other Market Risks.   The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At June 30, 2019, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.1 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, BlackRock receives subpoenas or other requests for information from various US federal, state governmental and regulatory authorities and international governmental and regulatory authorities in connection with industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such inquiries. The Company, certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, BlackRock-advised investment portfolios may be subject to lawsuits, any of which potentially could harm the investment returns of the applicable portfolio or result in the Company being liable to the portfolios for any resulting damages.

On May 27, 2014, certain investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the US District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. In the lawsuit, which purports to be brought derivatively on behalf of the Funds, the plaintiffs allege that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On June 13, 2018, the court granted in part and denied in part the defendants’ motion for summary judgment. On July 25, 2018, the plaintiffs served a pleading that supplemented the time period of their alleged damages to run through the date of trial. The lawsuit seeks, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by the defendants beginning twelve months preceding the start of the lawsuit with respect to each Fund and ending on the date of judgment, along with purported lost investment returns on those amounts, plus interest. The defendants believe the claims in this lawsuit are without merit. The trial on the remaining issues was completed on August 29, 2018. On February 8, 2019, the court issued an order dismissing the claims in their entirety. The plaintiffs filed a notice of appeal on March 8, 2019, which remains pending.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory subsidiaries, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash." The plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, the plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit, which is pending. The defendants believe the claims in this lawsuit are without merit.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that the plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to the plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, and on June 3, 2019, the plaintiffs filed a motion seeking to certify both the Plan and the CTF classes. Both motions are pending. The defendants believe the claims in this lawsuit are without merit.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	2,631	$427.38	—	6,077,434
May 1, 2019 through May 31, 2019	6,095	$478.99	—	6,077,434
June 1, 2019 through June 30, 2019	8,486	$426.59	—	6,077,434
Total	17,212	$445.27	—

_______________________

(1)

Consists of purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards.

Item 5.    Other Information

On August 5, 2019, the Company adopted a carried interest retention incentive program. For further information, see Note 24, Subsequent Events, to the condensed consolidated financial statements included in Part I of this Form 10-Q.

Item 6.    Exhibits

Exhibit No.	Description

10.1	BlackRock, Inc. Leadership Retention Carry Plan. +

10.2	Form of Percentage Points Award Agreement pursuant to the BlackRock, Inc. Leadership Retention Carry Plan. +

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Denotes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: August 8, 2019		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer