Form 10-Q
period 2019-09-30
BlackRock Inc.
filed 2019-11-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 154,370,706 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	September 30,	December 31,
(in millions, except shares and per share data)	2019	2018
Assets
Cash and cash equivalents	$4,476	$6,302
Accounts receivable	3,026	2,657
Investments	2,117	1,796
Assets of consolidated variable interest entities:
Cash and cash equivalents	131	186
Investments	2,898	2,680
Other assets	54	876
Separate account assets	95,501	90,285
Separate account collateral held under securities lending agreements	18,699	20,655
Property and equipment (net of accumulated depreciation of $876 and $750 at September 30, 2019 and December 31, 2018, respectively)	669	643
Intangible assets (net of accumulated amortization of $313 and $244 at September 30, 2019 and December 31, 2018, respectively)	18,407	17,839
Goodwill	14,552	13,526
Other assets	3,342	2,128
Total assets	$163,872	$159,573
Liabilities
Accrued compensation and benefits	$1,500	$1,988
Accounts payable and accrued liabilities	1,252	1,292
Liabilities of consolidated variable interest entities:
Borrowings	186	84
Other liabilities	530	1,290
Borrowings	5,932	4,979
Separate account liabilities	95,501	90,285
Separate account collateral liabilities under securities lending agreements	18,699	20,655
Deferred income tax liabilities	3,792	3,571
Other liabilities	2,876	1,889
Total liabilities	130,268	126,033
Commitments and contingencies (Note 14)
Temporary equity
Redeemable noncontrolling interests	1,137	1,107
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at September 30, 2019 and December 31, 2018;

   Shares issued: 171,252,185 at September 30, 2019 and December 31, 2018;

   Shares outstanding: 154,349,915 and 157,553,501 at September 30, 2019 and

   December 31, 2018, respectively

Preferred stock (Note 19)	—	—
Additional paid-in capital	19,058	19,168
Retained earnings	20,873	19,282
Accumulated other comprehensive loss	(784)	(691)
Treasury stock, common, at cost (16,902,270 and 13,698,684 shares held at September 30, 2019 and December 31, 2018, respectively)	(6,742)	(5,387)
Total BlackRock, Inc. stockholders’ equity	32,407	32,374
Nonredeemable noncontrolling interests	60	59
Total permanent equity	32,467	32,433
Total liabilities, temporary equity and permanent equity	$163,872	$159,573

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2019	2018	2019	2018
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$2,105	$2,045	$6,155	$6,244
Other third parties	875	838	2,533	2,530
Total investment advisory, administration fees and securities lending revenue	2,980	2,883	8,688	8,774
Investment advisory performance fees	121	151	211	312
Technology services revenue	259	200	700	582
Distribution fees	270	279	799	884
Advisory and other revenue	62	63	164	212
Total revenue	3,692	3,576	10,562	10,764
Expense
Employee compensation and benefits	1,111	1,097	3,258	3,300
Distribution and servicing costs	427	408	1,247	1,255
Direct fund expense	239	249	733	774
General and administration	385	413	1,243	1,189
Amortization of intangible assets	28	13	68	35
Total expense	2,190	2,180	6,549	6,553
Operating income	1,502	1,396	4,013	4,211
Nonoperating income (expense)
Net gain (loss) on investments	(7)	50	224	68
Interest and dividend income	19	29	68	63
Interest expense	(54)	(46)	(152)	(138)
Total nonoperating income (expense)	(42)	33	140	(7)
Income before income taxes	1,460	1,429	4,153	4,204
Income tax expense	341	226	961	829
Net income	1,119	1,203	3,192	3,375
Less:
Net income (loss) attributable to noncontrolling interests	—	(13)	17	(3)
Net income attributable to BlackRock, Inc.	$1,119	$1,216	$3,175	$3,378
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$7.21	$7.59	$20.31	$21.01
Diluted	$7.15	$7.54	$20.17	$20.83
Weighted-average common shares outstanding:
Basic	155,280,877	160,141,506	156,290,212	160,786,768
Diluted	156,447,387	161,378,217	157,385,956	162,140,879

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Net income	$1,119	$1,203	$3,192	$3,375
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(120)	(41)	(93)	(178)
Comprehensive income (loss)	999	1,162	3,099	3,197
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(13)	17	(3)
Comprehensive income attributable to BlackRock, Inc.	$999	$1,175	$3,082	$3,200

(1)

Amounts for the three months ended September 30, 2019 and 2018 include gains from a net investment hedge of $25 million (net of tax expense of $8 million) and $4 million (net of tax expense of $1 million), respectively. Amounts for the nine months ended September 30, 2019 and 2018 include gains from a net investment hedge of $28 million (net of tax expense of $9 million) and $22 million (net of tax expense of $7 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Nine Months Ended September 30, 2019

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2018	$19,170	$19,282	$(691)	$(5,387)	$32,374	$59	$32,433	$1,107
Net income	—	3,175	—	—	3,175	—	3,175	17
Dividends declared ($9.90 per share)	—	(1,584)	—	—	(1,584)	—	(1,584)	—
Stock-based compensation	427	—	—	—	427	—	427	—
PNC preferred stock capital contribution	60	—	—	—	60	—	60	—
Retirement of preferred stock	(60)	—	—	—	(60)	—	(60)	—
Issuance of common shares related to employee stock transactions	(537)	—	—	549	12	—	12	—
Employee tax withholdings related to employee stock transactions	—	—	—	(238)	(238)	—	(238)	—
Shares repurchased	—	—	—	(1,666)	(1,666)	—	(1,666)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	1	1	906
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(893)
Other comprehensive income (loss)	—	—	(93)	—	(93)	—	(93)	—
September 30, 2019	$19,060	$20,873	$(784)	$(6,742)	$32,407	$60	$32,467	$1,137

(1)	Amounts include $2 million of common stock at both September 30, 2019 and December 31, 2018.

For the Three Months Ended September 30, 2019

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
June 30, 2019	$18,949	$20,267	$(664)	$(6,659)	$31,893	$57	$31,950	$710
Net income	—	1,119	—	—	1,119	—	1,119	—
Dividends declared ($3.30 per share)	—	(513)	—	—	(513)	—	(513)	—
Stock-based compensation	133	—	—	—	133	—	133	—
Issuance of common shares related to employee stock transactions	(22)	—	—	26	4	—	4	—
Employee tax withholdings related to employee stock transactions	—	—	—	(9)	(9)	—	(9)	—
Shares repurchased	—	—	—	(100)	(100)	—	(100)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	—	—	463
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	3	3	(36)
Other comprehensive income (loss)	—	—	(120)	—	(120)	—	(120)	—
September 30, 2019	$19,060	$20,873	$(784)	$(6,742)	$32,407	$60	$32,467	$1,137

(1)	Amounts include $2 million of common stock at both September 30, 2019 and June 30, 2019.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Nine Months Ended September 30, 2018

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2017	$19,258	$16,939	$(432)	$(3,967)	$31,798	$50	$31,848	$416
Net income	—	3,378	—	—	3,378	1	3,379	(4)
Dividends declared ($8.89 per share)	—	(1,471)	—	—	(1,471)	—	(1,471)	—
Stock-based compensation	431	—	—	—	431	—	431	—
PNC preferred stock capital contribution	58	—	—	—	58	—	58	—
Retirement of preferred stock	(58)	—	—	—	(58)	—	(58)	—
Issuance of common shares related to employee stock transactions	(639)	—	—	651	12	—	12	—
Employee tax withholdings related to employee stock transactions	—	—	—	(420)	(420)	—	(420)	—
Shares repurchased	—	—	—	(1,135)	(1,135)	—	(1,135)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	4	4	742
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(551)
Other comprehensive income (loss)	—	—	(178)	—	(178)	—	(178)	—
Adoption of accounting guidance	—	6	(6)	—	—	—	—	—
September 30, 2018	$19,050	$18,852	$(616)	$(4,871)	$32,415	$55	$32,470	$603

(1)	Amounts include $2 million of common stock at both September 30, 2018 and December 31, 2017.

For the Three Months Ended September 30, 2018

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
June 30, 2018	$18,955	$18,138	$(575)	$(4,388)	$32,130	$54	$32,184	$686
Net income	—	1,216	—	—	1,216	(8)	1,208	(5)
Dividends declared ($3.13 per share)	—	(502)	—	—	(502)	—	(502)	—
Stock-based compensation	121	—	—	—	121	—	121	—
Issuance of common shares related to employee stock transactions	(26)	—	—	32	6	—	6	—
Employee tax withholdings related to employee stock transactions	—	—	—	(15)	(15)	—	(15)	—
Shares repurchased	—	—	—	(500)	(500)	—	(500)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	9	9	207
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(285)
Other comprehensive income (loss)	—	—	(41)	—	(41)	—	(41)	—
September 30, 2018	$19,050	$18,852	$(616)	$(4,871)	$32,415	$55	$32,470	$603

(1)	Amounts include $2 million of common stock at both September 30, 2018 and June 30, 2018.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(in millions)	September 30,
	2019	2018
Operating activities
Net income	$3,192	$3,375
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	294	164
Stock-based compensation	427	431
Deferred income tax expense (benefit)	45	(187)
Other gains	(30)	(50)
Net (gains) losses within consolidated VIEs	(128)	21
Net (purchases) proceeds within consolidated VIEs	(932)	(1,107)
(Earnings) losses from equity method investees	(89)	(92)
Distributions of earnings from equity method investees	29	23
Changes in operating assets and liabilities:
Accounts receivable	(330)	(5)
Investments, trading	(189)	161
Other assets	(225)	(191)
Accrued compensation and benefits	(525)	(594)
Accounts payable and accrued liabilities	(61)	164
Other liabilities	150	439
Net cash provided by/(used in) operating activities	1,628	2,552
Investing activities
Purchases of investments	(572)	(259)
Proceeds from sales and maturities of investments	151	400
Distributions of capital from equity method investees	80	18
Net consolidations (deconsolidations) of sponsored investment funds (VIEs/VREs)	(96)	(52)
Acquisitions, net of cash acquired	(1,510)	(699)
Purchases of property and equipment	(160)	(108)
Net cash provided by/(used in) investing activities	(2,107)	(700)
Financing activities
Proceeds from long-term borrowings	992	—
Cash dividends paid	(1,584)	(1,471)
Repurchases of common stock	(1,904)	(1,555)
Net proceeds from (repayments of) borrowings by consolidated VIEs	102	—
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	907	746
Other financing activities	118	(13)
Net cash provided by/(used in) financing activities	(1,369)	(2,293)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(33)	(58)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,881)	(499)
Cash, cash equivalents and restricted cash, beginning of period	6,505	7,096
Cash, cash equivalents and restricted cash, end of period	$4,624	$6,597
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$123	$123
Income taxes (net of refunds)	$893	$765
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$537	$639
PNC preferred stock capital contribution	$60	$58
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(893)	$(551)

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

At September 30, 2019, The PNC Financial Services Group, Inc. (“PNC”) held 22.0% of the Company’s voting common stock and 22.4% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

The interim financial information at September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period presentations and disclosures were reclassified to ensure comparability with current period classifications.

Accounting Pronouncements Adopted in the Nine Months Ended September 30, 2019

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, and several amendments (collectively, “ASU 2016-02”), which requires lessees to recognize assets and liabilities arising from most operating leases on the condensed consolidated statements of financial condition.

The Company adopted ASU 2016-02 on its effective date of January 1, 2019 on a modified retrospective basis and elected not to apply ASU 2016-02 to the comparative periods presented. Under this transition method, any cumulative effect adjustment is recognized in the opening balance of retained earnings in the period of adoption. The Company elected the package of practical expedients to alleviate certain operational complexities related to the adoption, which among other things, allowed the Company to carry forward the existing lease classification. The Company elected to account for lease and non-lease components as a single component for its leases. The Company also elected the short-term lease practical expedient. Consequently, leases with an initial term of 12 months or less are not recorded on the condensed consolidated statement of financial condition. Upon adoption of ASU 2016-02, the Company recorded a net increase of approximately $0.7 billion in its assets and liabilities related to the right-of-use (“ROU”) asset and lease liability for its operating leases. The adoption of ASU 2016-02 did not have a material impact on the condensed consolidated statement of income or cash flows. See Note 10, Leases, for more information.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income. During the nine months ended September 30, 2019 and 2018, the Company had not resold or repledged any of the collateral received under these arrangements. At September 30, 2019 and December 31, 2018, the fair value of loaned securities held by separate accounts was approximately $17.5 billion and $18.9 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $18.7 billion and $20.7 billion, respectively.

3. Acquisition

On May 10, 2019, the Company acquired 100% of the equity interests of eFront Holding SAS (“eFront Transaction” or “eFront”), a leading alternative investment management software and solutions provider for approximately $1.3 billion, excluding the settlement of eFront’s outstanding debt. The acquisition of eFront expands Aladdin’s illiquid alternative capabilities and enables BlackRock to provide individual alternative or whole-portfolio technology solutions to clients.

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

During the three months ended September 30, 2019, the amounts of goodwill, finite-lived intangible assets and deferred income tax liabilities were retrospectively adjusted to reflect new information obtained about facts that existed as of May 10, 2019, the eFront acquisition date. There was no material change to the condensed consolidated statements of income for the three and nine months ended September 30, 2019 as a result of these adjustments. A summary of the initial and revised fair values of the assets acquired and liabilities assumed in this acquisition is as follows(1):

	Initial	Revised
	Estimate of	Estimate of
(in millions)	Fair Value	Fair Value
Accounts receivable	$65	$65
Finite-lived intangible assets:
Customer relationships(2)	452	410
Technology-related(3)	205	203
Trade name(4)	21	13
Goodwill	990	1,031
Other assets	31	31
Deferred income tax liabilities	(194)	(183)
Other liabilities assumed	(64)	(70)
Total consideration, net of cash acquired	$1,506	$1,500

Summary of consideration, net of cash acquired:
Cash paid including settlement of outstanding debt of approximately $0.2 billion	$1,555	$1,555
Cash acquired	(49)	(55)
Total consideration, net of cash acquired	$1,506	$1,500

(1)

At this time, the Company does not expect additional material changes to the value of the assets acquired or liabilities assumed in conjunction with the transaction with the exception of intangible assets, deferred income tax liabilities and other liabilities, which were valued using preliminary assumptions.

(2)

The fair value was determined based on the excess earnings method (a Level 3 input), has a weighted-average estimated useful life of approximately 10 years and is amortized using the accelerated amortization method.

(3)

The fair value was determined based upon a relief from royalty method (a Level 3 input), has a weighted-average estimated useful life of approximately eight years and is amortized using the accelerated amortization method.

(4)	The fair value was determined using a relief from royalty method (a Level 3 input), has an estimated useful life of approximately four years and is amortized using the accelerated amortization method.

Finite-lived intangible assets are amortized over their estimated useful lives, which range from four to 10 years.  Amortization expense related to the finite-lived intangible assets was $14 million and $24 million, respectively, for the three and nine months ended September 30, 2019. The finite-lived intangible assets had a weighted-average remaining useful life of approximately nine years with remaining amortization expense as follows:

(in millions)
Year	Amount
2019 (excluding the nine months ended September 30, 2019)	$14
2020	62
2021	65
2022	69
2023	71
Thereafter	321
Total	$602

For the three and nine months ended September 30, 2019, eFront contributed $37 million and $59 million, respectively, of revenue and did not have a material impact to net income attributable to BlackRock, Inc. Consequently, the Company has not presented pro forma combined results of operations for this acquisition.

4. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	September 30,	December 31,
(in millions)	2019	2018
Cash and cash equivalents	$4,476	$6,302
Cash and cash equivalents of consolidated VIEs	131	186
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$4,624	$6,505

5. Investments

A summary of the carrying value of total investments is as follows:

	September 30,	December 31,
(in millions)	2019	2018
Debt securities:
Held-to-maturity investments	$212	$188
Trading securities (debt securities of consolidated sponsored investment funds of $169 and $233 at September 30, 2019 and December 31, 2018, respectively)	210	265
Total debt securities	422	453
Equity securities at FVTNI(1) (equity securities of consolidated sponsored investment funds of $334 and $291 at September 30, 2019 and December 31, 2018, respectively)	543	452
Equity method investments(2)	930	781
Federal Reserve Bank stock(3)	93	92
Carried interest(4)	16	18
Other investments(5)	113	—
Total investments	$2,117	$1,796

(1)	Fair value recorded through net income (“FVTNI”).
(2)	Equity method investments primarily include BlackRock’s direct investments in BlackRock sponsored investment funds.
(3)	At September 30, 2019 and December 31, 2018, there were no indicators of impairment of Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale.
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

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $212 million and $188 million at September 30, 2019 and December 31, 2018, respectively. Held-to-maturity investments included foreign government debt held primarily for regulatory purposes and certain investments in CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At September 30, 2019, $68 million of these investments mature between five to ten years and $144 million mature after ten years.

Equity and Trading Debt Securities

A summary of the cost and carrying value of equity and trading debt securities is as follows:

	September 30, 2019		December 31, 2018
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$125	$126	$144	$140
Government debt	36	35	69	67
Asset/mortgage-backed debt	47	49	67	58
Total trading debt securities	$208	$210	$280	$265
Equity securities at FVTNI:
Deferred compensation plan mutual funds	$6	$22	$21	$34
Equity securities/multi-asset mutual funds	476	521	420	418
Total equity securities at FVTNI	$482	$543	$441	$452

PennyMac

In addition, the Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At September 30, 2019 and December 31, 2018, the Company’s investment in PennyMac is included in other assets on the condensed consolidated statements of financial condition. The carrying value and market value of the Company’s interest (approximately 20% or 16 million shares) were approximately $434 million and $473 million, respectively, at September 30, 2019 and approximately $397 million and $331 million, respectively, at December 31, 2018. The market value of the Company’s interest reflected the PennyMac stock price at September 30, 2019 and December 31, 2018, respectively (a Level 1 input).

6. Consolidated Voting Rights Entities

The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. The following table presents the amounts related to these consolidated VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these funds:

	September 30,	December 31,
(in millions)	2019	2018
Cash and cash equivalents	$11	$59
Investments:
Trading debt securities	169	233
Equity securities at FVTNI	334	291
Total investments	503	524
Other assets	7	8
Other liabilities	(11)	(53)
NCI	(52)	(90)
BlackRock’s net interests in consolidated VREs	$458	$448

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

Consolidated VIE assets and liabilities are presented after intercompany eliminations in the following table:

	September 30,	December 31,
(in millions)	2019	2018
Assets of consolidated VIEs:
Cash and cash equivalents	$131	$186
Investments:
Trading debt securities	1,120	1,395
Equity securities at FVTNI	971	569
Bank loans	183	84
Other investments	182	263
Carried interest	442	369
Total investments	2,898	2,680
Other assets	54	876
Total assets of consolidated VIEs	3,083	3,742
Liabilities of consolidated VIEs:
Borrowings	(186)	(84)
Other liabilities	(530)	(1,290)
NCI	(1,145)	(1,076)
BlackRock's net interests in consolidated VIEs	$1,222	$1,292

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018

Nonoperating net gain (loss) on consolidated VIEs	$(5)	$(9)	$128	$(21)

Net income (loss) attributable to NCI on consolidated VIEs	$—	$(14)	$17	$(3)

Nonconsolidated VIEs.    At September 30, 2019 and December 31, 2018, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)
At September 30, 2019	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$498	$88	$(10)	$603
At December 31, 2018
Sponsored investment products	$348	$43	$(6)	$408

(1)

At both September 30, 2019 and December 31, 2018, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $12 billion and $9 billion at September 30, 2019 and December 31, 2018, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

September 30, 2019 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	September 30, 2019
Assets:
Investments:
Debt securities:
Held-to-maturity securities	$—	$—	$—	$—	$212	$212
Trading securities	—	205	5	—	—	210
Total debt securities	—	205	5	—	212	422
Equity securities at FVTNI:
Deferred compensation plan mutual funds	22	—	—	—	—	22
Equity securities/Multi-asset mutual funds	521	—	—	—	—	521
Total equity securities at FVTNI	543	—	—	—	—	543
Equity method:
Equity and fixed income mutual funds	113	—	—	—	—	113
Hedge funds/funds of hedge funds	—	—	—	206	—	206
Private equity funds	—	—	—	260	—	260
Real assets funds	—	—	—	320	—	320
Other	26	—	—	5	—	31
Total equity method	139	—	—	791	—	930
Federal Reserve Bank Stock	—	—	—	—	93	93
Carried interest	—	—	—	—	16	16
Other investments	—	—	—	—	113	113
Total investments	682	205	5	791	434	2,117
Investments of consolidated VIEs:
Trading debt securities	—	1,120	—	—	—	1,120
Equity securities at FVTNI	971	—	—	—	—	971
Bank loans	—	26	157	—	—	183
Private equity(3)	1	—	9	27	76	113
Hedge fund	—	—	—	3	—	3
Real assets funds	—	—	—	66	—	66
Carried interest	—	—	—	—	442	442
Total investments of consolidated VIEs	972	1,146	166	96	518	2,898
Other assets(4)	141	—	—	—	—	141
Separate account assets	66,395	28,446	—	—	660	95,501
Separate account collateral held under securities lending agreements:
Equity securities	8,577	—	—	—	—	8,577
Debt securities	—	10,122	—	—	—	10,122
Total separate account collateral held under securities lending agreements	8,577	10,122	—	—	—	18,699
Total	$76,767	$39,919	$171	$887	$1,612	$119,356
Liabilities:
Borrowings of consolidated VIEs(5)	$—	$—	$186	$—	$—	$186
Separate account collateral liabilities under securities lending agreements	8,577	10,122	—	—	—	18,699
Other liabilities(6)	—	10	167	—	—	177
Total	$8,577	$10,132	$353	$—	$—	$19,062

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(3)	Level 3 amounts primarily include direct investments in private equity companies held by private equity funds.
(4)	Amount includes a minority investment in a publicly traded company.
(5)	Borrowings of consolidated VIEs are classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets.
(6)	Amounts primarily include contingent liabilities related to certain acquisitions (see Note 14, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis

December 31, 2018 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2018
Assets:
Investments:
Debt securities:
Held-to-maturity securities	$—	$—	$—	$—	$188	$188
Trading securities	—	261	4	—	—	265
Total debt securities	—	261	4	—	188	453
Equity securities at FVTNI:
Deferred compensation plan mutual funds	34	—	—	—	—	34
Equity securities/Multi-asset mutual funds	418	—	—	—	—	418
Total equity securities at FVTNI	452	—	—	—	—	452
Equity method:
Equity and fixed income mutual funds	122	—	—	—	—	122
Hedge funds/funds of hedge funds	—	—	—	173	—	173
Private equity funds	—	—	—	116	—	116
Real assets funds	—	—	—	353	—	353
Other	—	—	—	14	3	17
Total equity method	122	—	—	656	3	781
Federal Reserve Bank Stock	—	—	—	—	92	92
Carried interest	—	—	—	—	18	18
Total investments	574	261	4	656	301	1,796
Investments of consolidated VIEs:
Trading debt securities	—	1,395	—	—	—	1,395
Equity securities at FVTNI	569	—	—	—	—	569
Bank loans	—	14	70	—	—	84
Private equity(3)	—	—	82	48	75	205
Hedge fund	—	—	—	3	—	3
Real assets funds	—	—	—	55	—	55
Carried interest	—	—	—	—	369	369
Total investments of consolidated VIEs	569	1,409	152	106	444	2,680
Other assets(4)	122	—	—	—	—	122
Separate account assets	63,610	25,810	—	—	865	90,285
Separate account collateral held under securities lending agreements:
Equity securities	15,066	—	—	—	—	15,066
Debt securities	—	5,589	—	—	—	5,589
Total separate account collateral held under securities lending agreements	15,066	5,589	—	—	—	20,655
Total	$79,941	$33,069	$156	$762	$1,610	$115,538
Liabilities:
Borrowings of consolidated VIEs(5)	$—	$—	$84	$—	$—	$84
Separate account collateral liabilities under securities lending agreements	15,066	5,589	—	—	—	20,655
Other liabilities(6)	—	6	287	—	—	293
Total	$15,066	$5,595	$371	$—	$—	$21,032

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(3)	Level 3 amounts include direct investments in private equity companies held by private equity funds.
(4)	Amount includes a minority investment in a publicly traded company.
(5)	Borrowings of consolidated VIEs are classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets.
(6)	Amounts primarily include contingent liabilities related to certain acquisitions (see Note 14, Commitments and Contingencies, for more information).

Level 3 Assets.    Level 3 assets may include investments in CLOs and bank loans of consolidated CLOs which were valued based on single-broker nonbinding quotes and direct private equity investments which were valued using the market or income approach as described below.

Level 3 investments of consolidated VIEs of $166 million and $152 million at September 30, 2019 and December 31, 2018, respectively, related to direct investments in private equity companies held by consolidated private equity funds. At both September 30, 2019 and December 31, 2018, Level 3 investments of consolidated VIEs also included bank loans of a consolidated CLO which were valued based on single-broker nonbinding quotes.

Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could have resulted in a significantly lower (higher) fair value measurement as of September 30, 2019. For investments utilizing the market-comparable valuation technique, a significant increase (decrease) in a valuation multiple in isolation could have resulted in a significantly higher (lower) fair value measurement as of September 30, 2019.

Level 3 Liabilities. Level 3 liabilities primarily include contingent liabilities associated with certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs and borrowings of consolidated VIEs, which were valued based on the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2019

(in millions)	June 30, 2019	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2019	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$2	$—	$3	$—	$—	$—	$—	$5	$—
Total investments	2	—	3	—	—	—	—	5	—
Assets of consolidated VIEs:
Bank loans(3)	125	—	32	—	—	—	—	157	—
Private equity	9	1	—	—	—	—	(1)	9	1
Total Assets of consolidated VIEs	134	1	32	—	—	—	(1)	166	1
Total Level 3 assets	$136	$1	$35	$—	$—	$—	$(1)	$171	$1
Liabilities:
Borrowings of consolidated VIEs(3)	$142	$—	$—	$—	$44	$—	$—	$186	$—
Other liabilities(4)	168	1	—	—	—	—	—	167	1
Total Level 3 liabilities	$310	$1	$—	$—	$44	$—	$—	$353	$1

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments in connection with certain prior acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Bank loans and borrowings of consolidated VIEs amounts are related to a consolidated CLO.
(4)	Amounts include contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2019

(in millions)	December 31, 2018	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3(2)	September 30, 2019	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Debt securities:
Trading	$4	$—	$5	$—	$—	$—	$(4)	$5	$—
Total investments	4	—	5	—	—	—	(4)	5	—
Assets of consolidated VIEs:
Bank loans(4)	70	—	87	—	—	—	—	157	—
Private equity	82	—	—	—	—	—	(73)	9	—
Total Assets of consolidated VIEs	152	—	87	—	—	—	(73)	166	—
Total Level 3 assets	$156	$—	$92	$—	$—	$—	$(77)	$171	$—
Liabilities:
Borrowings of consolidated VIEs(4)	$84	$—	$—	$—	$102	$—	$—	$186	$—
Other liabilities(5)	287	(18)	—	—	(138)	—	—	167	(18)
Total Level 3 liabilities	$371	$(18)	$—	$—	$(36)	$—	$—	$353	$(18)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments in connection with certain prior acquisitions.
(2)	Amounts include an investment in a consolidated entity that no longer qualifies as an investment company and is no longer accounted for under a fair value measure.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Bank loans and borrowings of consolidated VIEs amounts are related to a consolidated CLO.
(5)	Amounts include contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2018

(in millions)	June 30, 2018	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements	Transfers into Level 3	Transfers out of Level 3	September 30, 2018	Total Net Unrealized Gains (Losses) Included in Earnings(1)
Assets:
Assets of consolidated VIEs:
Private equity	$104	$1	$—	$—	$—	$—	$—	$105	$1
Bank loans(2)	—	—	—	—	44	—	—	44	—
Total Assets of consolidated VIEs	$104	$1	$—	$—	$44	$—	$—	$149	$1
Total Level 3 assets
Liabilities:
Borrowings of consolidated VIEs(2)	$—	$—	$—	$—	$44	$—	$—	$44	$—
Other liabilities(3)	223	(30)	—	—	6	—	—	259	—
Total Level 3 liabilities	$223	$(30)	$—	$—	$50	$—	$—	$303	$(30)

(1)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(2)	Bank loans and borrowings of consolidated VIEs amounts are related to the consolidation of one additional CLO.
(3)	Amounts include contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2018

(in millions)	December 31, 2017	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2018	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Available-for-sale securities(3)	$—	$—	$26	$—	$—	$—	$(26)	$—	$—
Trading	—	—	5	—	—	—	(5)	—	—
Total investments	—	—	31	—	—	—	(31)	—	—
Assets of consolidated VIEs:
Private equity	116	1	—	(12)	—	—	—	105	1
Bank loans(4)	—	—	—	—	44	—	—	44	—
Total Assets of consolidated VIEs	116	1	—	(12)	44	—	—	149	1
Total Level 3 assets	$116	$1	$31	$(12)	$44	$—	$(31)	$149	$1
Liabilities:
Borrowings of consolidated VIEs(4)	$—	$—	$—	$—	$44	$—	$—	$44	$—
Other liabilities(5)	236	(33)	—	—	(10)	—	—	259	(33)
Total Level 3 liabilities	$236	$(33)	$—	$—	$34	$—	$—	$303	$(33)

(1)	Issuances and other settlements amount includes a contingent liability in connection with an acquisition, partially offset by a contingent liability payment in connection with a prior acquisition.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include investments in CLOs.
(4)	Bank loans and borrowings of consolidated VIEs amounts are related to the consolidation of one additional CLO.
(5)	Amounts include contingent liabilities in connection with certain acquisitions.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At September 30, 2019 and December 31, 2018, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	September 30, 2019		December 31, 2018
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$4,476	$4,476	$6,302	$6,302	Level 1	(2) (3)
Cash and cash equivalents of consolidated VIEs	$131	$131	$186	$186	Level 1	(2) (3)
Other assets	$61	$61	$18	$18	Level 1	(2) (4)

Financial Liabilities:
Long-term borrowings	$5,932	$6,257	$4,979	$5,034	Level 2	(5)
Other liabilities	$250	$250	$—	$—	Level 3	(6)

(1)	See Note 5, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At September 30, 2019 and December 31, 2018, approximately $120 million and $173 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. In addition, at September 30, 2019 and December 31, 2018, approximately $21 million and $7 million, respectively, of money market funds were recorded within cash and cash equivalents of consolidated VIEs. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)

Other assets include restricted cash and cash collateral deposited with certain derivative counterparties. The carrying values of these assets approximate fair value due to their short-term maturities.

(5)

Long-term borrowings are recorded at amortized cost net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices at the end of September 2019 and December 2018, respectively. See Note 13, Borrowings, for the fair value of each of the Company’s long-term borrowings.

(6)	Amount includes a liability recorded at amortized cost, which approximates fair value at September 30, 2019.

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

September 30, 2019
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$206	$111	Daily/Monthly (28%) Quarterly (17%) N/R (55%)	1 – 90 days
Private equity funds	(b)	260	204	N/R	N/R
Real assets funds	(c)	320	109	Quarterly (61%) N/R (39%)	60 days
Other		5	10	N/R	N/R
Consolidated VIEs:
Private equity funds of funds	(d)	27	11	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	66	101	N/R	N/R
Total		$887	$546

December 31, 2018
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$173	$96	Daily/Monthly (30%) Quarterly (18%) N/R (52%)	1 – 90 days
Private equity funds	(b)	116	83	N/R	N/R
Real assets funds	(c)	353	93	Quarterly (68%) N/R (32%)	60 days
Other		14	16	Daily (80%) N/R (20%)	5 days
Consolidated VIEs:
Private equity funds of funds	(d)	48	18	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	55	37	N/R	N/R
Total		$762	$343

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both September 30, 2019 and December 31, 2018.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both September 30, 2019 and December 31, 2018.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation periods for the investments in the funds that are not subject to redemptions is unknown at both September 30, 2019 and December 31, 2018. The total remaining unfunded commitments to real assets funds were $210 million and $130 million at September 30, 2019 and December 31, 2018, respectively. The Company had contractual obligations to the real assets funds of $173 million at September 30, 2019 and $117 million at December 31, 2018.

(d)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption or are not currently redeemable; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. The liquidation period for the underlying assets of these funds is unknown at both September 30, 2019 and December 31, 2018. The total remaining unfunded commitments to other third-party funds were $11 million and $18 million at September 30, 2019 and December 31, 2018, respectively. The Company had contractual obligations to the consolidated funds of $22 million at both September 30, 2019 and December 31, 2018.

Fair Value Option.

At September 30, 2019 and December 31, 2018, the Company elected the fair value option for certain investments in CLOs of approximately $33 million and $32 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and borrowings of consolidated VIEs, respectively. The following table summarizes the information related to these bank loans and borrowings at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(in millions)	2019	2018
CLO Bank loans:
Aggregate principal amounts outstanding	$183	$84
Fair value	183	84
Aggregate unpaid principal balance in excess of (less than) fair value	$—	$—

CLO Borrowings:
Aggregate principal amounts outstanding	$186	$84
Fair value	$186	$84

At September 30, 2019, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the three and nine months ended September 30, 2019 and December 31, 2018, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on consolidated VIEs on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At September 30, 2019 and December 31, 2018, the Company had outstanding total return swaps with aggregate notional values of approximately $533 million and $483 million, respectively.

At both September 30, 2019 and December 31, 2018, the Company had a derivative providing credit protection of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the provision of credit protection. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At September 30, 2019 and December 31, 2018, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.4 billion and $2.2 billion, respectively.

The fair values of the outstanding total return swaps, credit default swap and forward foreign currency exchange contracts were not material to the condensed consolidated statement of financial condition at both September 30, 2019 and December 31, 2018.

The following table presents gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(in millions)		2019	2018	2019	2018
Derivative Instruments	Statement of Income Classification	Gains (Losses)		Gains (Losses)

Total return swaps	Nonoperating income (expense)	$2	$(12)	$(62)	$(5)
Forward foreign currency exchange contracts	General and administration expense	(43)	(27)	(56)	(90)
Total gain (loss) from derivative instruments		$(41)	$(39)	$(118)	$(95)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and nine months ended September 30, 2019 and 2018.

See Note 13, Borrowings, in the 2018 Form 10-K for more information on the Company’s net investment hedge.

10. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statement of income:

(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost:
Operating lease cost(1)	$36	$104
Variable lease cost(2)	10	28
Total lease cost	$46	$132

(1)	Amount includes short-term leases, which are immaterial for the three and nine months ended September 30, 2019.
(2)	Amount includes operating lease payments, which may be adjusted based on usage, changes in an index or market rate.

(in millions)	Statement of Financial Condition Classification	September 30, 2019
Statement of Financial Condition information:
Operating lease ROU assets	Other assets	$617
Operating lease liabilities	Other liabilities	$724

Supplemental information related to operating lease is summarized below:

(in millions)	Nine Months Ended September 30, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$105

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities in connection with the adoption of ASU 2016-02	$661
ROU assets in exchange for operating lease liabilities	$54

	Nine Months Ended September 30, 2019
Lease term and discount rate:
Weighted-average remaining lease term	9	years
Weighted-average discount rate	3%

(in millions)
Maturity of operating lease liabilities at September 30, 2019	Amount (1)
Remainder of 2019	$37
2020	144
2021	136
2022	124
2023	73
Thereafter	311
Total lease payments	$825
Less: imputed interest	101
Present value of lease liabilities	$724

(1)	Amount excludes $1.3 billion of legally binding minimum lease payments for leases signed but not yet commenced. See Note 14, Commitments and Contingencies, for more information.

11. Goodwill

Goodwill activity during the nine months ended September 30, 2019 was as follows:

(in millions)
December 31, 2018	$13,526
Acquisition (1)	1,031
Goodwill adjustments related to Quellos and other (2)	(5)
September 30, 2019	$14,552

(1)

The increase in goodwill during the nine months ended September 30, 2019 resulted from the $1,031 million of goodwill associated with the eFront Transaction, which closed on May 10, 2019. See Note 3, Acquisition, for information on the eFront Transaction.

(2)

The decrease in goodwill during the nine months ended September 30, 2019 primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $114 million and $137 million at September 30, 2019 and December 31, 2018, respectively.

12. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2018	$17,578	$261	$17,839
Amortization expense	—	(68)	(68)
Acquisitions (1)	—	636	636
September 30, 2019	$17,578	$829	$18,407

(1)

Amount primarily contains intangible assets acquired in connection with the eFront Transaction. The Company acquired $410 million of finite-lived customer relationships, $203 million of finite-lived technology-related intangible assets and $13 million of a finite-lived trade name, with weighted-average estimated lives of approximately 10 years, eight years and four years, respectively. See Note 3, Acquisition, for information on the eFront Transaction.

13. Borrowings

Short-Term Borrowings

2019 Revolving Credit Facility.    The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in March 2019 to extend the maturity date to March 2024 (the “2019 credit facility”). The 2019 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2019 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2019 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2019. The 2019 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At September 30, 2019, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.    The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2019 credit facility. At September 30, 2019, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at September 30, 2019 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
5.00% Notes due 2019	$1,000	$—	$1,000	$1,005
4.25% Notes due 2021	750	(1)	749	778
3.375% Notes due 2022	750	(2)	748	781
3.50% Notes due 2024	1,000	(4)	996	1,066
1.25% Notes due 2025	763	(5)	758	818
3.20% Notes due 2027	700	(5)	695	741
3.25% Notes due 2029	1,000	(14)	986	1,068
Total Long-term Borrowings	$5,963	$(31)	$5,932	$6,257

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

14. Commitments and Contingencies

Investment Commitments.   At September 30, 2019, the Company had $533 million of various capital commitments to fund sponsored investment funds, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Lease Commitment. As of September 30, 2019, there were no material changes to the lease commitments as reported in the 2018 Form 10-K. At December 31, 2018, future minimum commitments under the operating leases were as follows:

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

Contingencies

Contingent Payments Related to Business Acquisitions.  In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at September 30, 2019 totaled $167 million and is included in other liabilities on the condensed consolidated statements of financial condition.

Other Contingent Payments.  The Company acts as the portfolio manager in a derivative transaction and has a maximum potential exposure of $17 million between the Company and counterparty. See Note 9, Derivatives and Hedging, for further discussion.

Legal Proceedings. From time to time, BlackRock receives subpoenas or other requests for information from various US federal and state governmental and regulatory authorities and international governmental and regulatory authorities in connection with industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such matters. The Company, certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, BlackRock-advised investment portfolios may be subject to lawsuits, any of which potentially could harm the investment returns of the applicable portfolio or result in the Company being liable to the portfolios for any resulting damages.

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

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory subsidiaries, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash." The plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, the plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit, which remains pending. The defendants believe the claims in this lawsuit are without merit.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed unaffiliated peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that the plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to the plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, and on June 3, 2019, the plaintiffs filed a motion seeking to certify both the Plan and the CTF classes. On September 3, 2019, the court granted BlackRock’s motion to dismiss part of the plaintiffs’ claim seeking to recover alleged losses in the securities lending vehicles, but denied the motion to dismiss in all other respects. Plaintiffs’ motion to certify the Plan and CTF classes remains pending. The defendants believe the claims in this lawsuit are without merit.

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

In connection with securities lending transactions, BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At September 30, 2019, the Company indemnified certain of its clients for their securities lending loan balances of approximately $211 billion. The Company held, as agent, cash and securities totaling $225 billion as collateral for indemnified securities on loan at September 30, 2019. The fair value of these indemnifications was not material at September 30, 2019.

15. Revenue

The table below presents detail of revenue for the three and nine months ended September 30, 2019 and 2018. See Note 2, Significant Accounting Policies, in the 2018 Form 10-K for more information on the Company’s revenue recognition.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$391	$405	$1,151	$1,269
iShares ETFs	872	885	2,589	2,722
Non-ETF Index	168	169	495	532
Equity subtotal	1,431	1,459	4,235	4,523
Fixed income:
Active	496	460	1,427	1,374
iShares ETFs	251	205	705	620
Non-ETF Index	98	98	293	292
Fixed income subtotal	845	763	2,425	2,286
Multi-asset	288	298	852	889
Alternatives:
Illiquid alternatives	122	89	350	249
Liquid alternatives	105	96	301	290
Currency and commodities(1)	30	24	78	75
Alternatives subtotal	257	209	729	614
Long-term	2,821	2,729	8,241	8,312
Cash management	159	154	447	462
Total base fees	2,980	2,883	8,688	8,774
Investment advisory performance fees:
Equity	1	7	5	68
Fixed income	—	—	2	2
Multi-asset	1	1	7	15
Alternatives:
Illiquid alternatives	5	20	40	22
Liquid alternatives	114	123	157	205
Alternatives subtotal	119	143	197	227
Total performance fees	121	151	211	312
Technology services revenue	259	200	700	582
Distribution fees:
Retrocessions	166	168	491	541
12b-1 fees (US mutual fund distribution fees)	90	102	267	313
Other	14	9	41	30
Total distribution fees	270	279	799	884
Advisory and other revenue:
Advisory	21	26	62	80
Other	41	37	102	132
Total advisory and other revenue	62	63	164	212
Total revenue	$3,692	$3,576	$10,562	$10,764

_____________________________________________________________

(1)      Amount includes commodity iShares ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
By client type:
Retail	$862	$860	$2,534	$2,573
iShares ETFs	1,151	1,113	3,370	3,414
Institutional:
Active	558	504	1,595	1,542
Index	250	252	742	783
Total institutional	808	756	2,337	2,325
Long-term	2,821	2,729	8,241	8,312
Cash management	159	154	447	462
Total	$2,980	$2,883	$8,688	$8,774

By investment style:
Active	$1,401	$1,346	$4,073	$4,063
Index and iShares ETFs	1,420	1,383	4,168	4,249
Long-term	2,821	2,729	8,241	8,312
Cash management	159	154	447	462
Total	$2,980	$2,883	$8,688	$8,774

Investment advisory and administration fees – remaining performance obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2019 and 2018:

September 30, 2019

	Remainder of
(in millions)	2019	2020	2021	2022	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$22	$85	$71	$62	$59	$299

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at September 30, 2019. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

September 30, 2018

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

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability (including the portion related to consolidated VIEs), which is included in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Beginning balance	$365	$242	$293	$219
Net increase (decrease) in unrealized allocations	17	17	116	44
Performance fee revenue recognized	—	(2)	(27)	(6)
Other	6	—	6	—
Ending balance	$388	$257	$388	$257

Technology services revenue – remaining performance obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2019 and 2018:

September 30, 2019

	Remainder of
(in millions)	2019	2020	2021	2022	Thereafter	Total
Technology services revenue(1)(2)	$36	$54	$37	$21	$12	$160

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

September 30, 2018

	Remainder of
(in millions)	2018	2019	2020	2021	Thereafter	Total
Technology services revenue(1)(2)	$8	$27	$23	$18	$15	$91

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of September 30, 2019 and 2018, the estimated fixed minimum fees for currently outstanding contracts approximated $156 million and $133 million for the remainder of each respective year. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Beginning balance	$100	$64	$70	$62
Acquisition, net of revenue recognized(1)	—	—	24	—
Additions	8	11	31	31
Revenue recognized that was included in the beginning balance	(21)	(10)	(38)	(28)
Ending balance	$87	$65	$87	$65

(1)	The increase during the nine months ended September 30, 2019 resulted from the eFront Transaction, which closed on May 10, 2019. See Note 3, Acquisition, for information on the eFront Transaction.

16. Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the nine months ended September 30, 2019 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2018	2,139,890	$429.19
Granted	1,205,230	$414.40
Converted	(1,001,009)	$377.41
Forfeited	(60,961)	$426.45
September 30, 2019(1)	2,283,150	$444.15

(1)	At September 30, 2019, approximately 2.1 million awards are expected to vest and 0.2 million awards have vested but have not been converted.

In January 2019, the Company granted 674,206 RSUs or shares of restricted stock to employees as part of 2018 annual incentive compensation that vest ratably over three years from the date of grant and 377,291 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2022. The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during the nine months ended September 30, 2019 was $499 million.

At September 30, 2019, the intrinsic value of outstanding RSUs was $1.0 billion, reflecting a closing stock price of $445.64.

At September 30, 2019, total unrecognized stock-based compensation expense related to unvested RSUs was $432 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.3 years.

Performance-Based RSUs.

Performance-based RSU activity for the nine months ended September 30, 2019 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2018	845,285	$386.13
Granted	283,014	$410.32
Additional shares granted due to attainment of performance measures	2,117	$296.57
Converted	(360,927)	$296.57
Forfeited	(11,024)	$456.66
September 30, 2019	758,465	$436.50

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

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the nine months ended September 30, 2019 was $117 million.

At September 30, 2019, the intrinsic value of outstanding performance-based RSUs was $338 million, reflecting a closing stock price of $445.64.

At September 30, 2019, total unrecognized stock-based compensation expense related to unvested performance-based awards was $131 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period 1.4 years.

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

Performance-based Stock Options.

Stock option activity for the nine months ended September 30, 2019 is summarized below.

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2018	2,106,482	$513.50
Forfeited	(125,538)	$513.50
September 30, 2019	1,980,944	$513.50

At September 30, 2019, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $140 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 4.2 years.

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

At September 30, 2019, the Company was required to maintain approximately $1.8 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

18. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Beginning balance	$(664)	$(575)	$(691)	$(432)
Foreign currency translation adjustments(1)	(120)	(41)	(93)	(178)
Reclassification as a result of adoption of accounting guidance	—	—	—	(6)
Ending balance	$(784)	$(616)	$(784)	$(616)

(1)

Amounts for the three months ended September 30, 2019 and 2018 include gains from a net investment hedge of $25 million (net of tax expense of $8 million) and $4 million (net of tax expense of $1 million), respectively. Amounts for the nine months ended September 30, 2019 and 2018 include gains from a net investment hedge of $28 million (net of tax expense of $9 million) and $22 million (net of tax expense of $7 million), respectively.

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

Share Repurchases.  During the nine months ended September 30, 2019, the Company repurchased 4.0 million common shares under the share repurchase program for approximately $1.7 billion, including a $1.3 billion private transaction that closed on March 25, 2019. At September 30, 2019, there were 5.9 million shares still authorized to be repurchased.

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

The table below presents a rollforward of the Company’s restructuring liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the nine months ended September 30, 2019:

Nine Months Ended
(in millions)	September 30, 2019
Liability as of December 31, 2018	$53
Cash payments	(51)
Liability as of September 30, 2019	$2

21. Income Taxes

The nine months ended September 30, 2019 income tax expense included $22 million of discrete tax benefits related to stock-based compensation awards that vested in the first quarter of 2019.

The three months ended September 30, 2018 income tax expense included $90 million of discrete tax benefits, primarily related to changes in the Company’s organizational entity structure. The nine months ended September 30, 2018 income tax expense also included $58 million of discrete tax benefits related to stock-based compensation awards that vested in the first quarter of 2018.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018 under the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2019	2018	2019	2018
Net income attributable to BlackRock	$1,119	$1,216	$3,175	$3,378
Basic weighted-average shares outstanding	155,280,877	160,141,506	156,290,212	160,786,768
Dilutive effect of nonparticipating RSUs and stock options	1,166,510	1,236,711	1,095,744	1,354,111
Total diluted weighted-average shares outstanding	156,447,387	161,378,217	157,385,956	162,140,879
Basic earnings per share	$7.21	$7.59	$20.31	$21.01
Diluted earnings per share	$7.15	$7.54	$20.17	$20.83

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three and nine months ended September 30, 2019 and 2018 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
Revenue	2019	2018	2019	2018
Americas	$2,445	$2,328	$7,051	$6,989
Europe	1,080	1,083	3,018	3,258
Asia-Pacific	167	165	493	517
Total revenue	$3,692	$3,576	$10,562	$10,764

See Note 15, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at September 30, 2019 and December 31, 2018 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	September 30,	December 31,
Long-lived Assets	2019	2018
Americas	$13,797	$13,780
Europe	1,337	303
Asia-Pacific	87	86
Total long-lived assets	$15,221	$14,169

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $6.96 trillion of AUM at September 30, 2019. With approximately 16,100 employees in more than 30 countries, BlackRock provides a broad range of investment and technology services to institutional and retail clients worldwide.

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

At September 30, 2019, PNC held 22.0% of the Company’s voting common stock and 22.4% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Certain items previously reported have been reclassified to conform to the current period classifications.

United Kingdom Exit from European Union

Following the June 2016 vote to exit the European Union (“EU”), the United Kingdom (“UK”) served notice under Article 50 of the Treaty on European Union on March 29, 2017 to initiate the process of exiting from the EU, commonly referred to as "Brexit". At the Emergency EU Summit held on April 10, 2019, an agreement was reached to extend the deadline by which the UK is required to exit the EU to October 31, 2019. The deadline was further extended to January 31, 2020 at the European Council on October 29, 2019.

Substantial uncertainty remains surrounding the terms upon which the UK will ultimately exit the EU. The impact of Brexit will depend in part on any arrangements that are put in place between the UK and the EU and, to the extent they are, whether the UK continues to apply laws that are based on EU legislation. As a result, the UK’s relationship with the EU remains unclear and the passage of time without a resolution in place has become a source of economic, political and regulatory instability.

BlackRock is implementing a number of steps to prepare for various outcomes, including effecting organizational, governance and operational changes, applying for and receiving licenses and permissions in the EU, and engaging in client communications. These steps, many of which have been time-consuming and costly, are expected to add complexity to BlackRock’s European operations. In addition, depending on the terms of the future relationship between the UK and the EU, BlackRock may experience organizational and operational challenges and incur additional costs in connection with its European operations post-Brexit, which may impede the Company’s growth or impact its financial performance.

Acquisition

On May 10, 2019, the Company acquired 100% of the equity interests of eFront Holding SAS (“eFront Transaction” or “eFront”), a leading alternative investment management software and solutions provider for approximately $1.3 billion, excluding the settlement of eFront’s outstanding debt. The acquisition of eFront expands Aladdin’s illiquid alternative capabilities and enables BlackRock to provide individual alternative or whole-portfolio technology solutions to clients.

EXECUTIVE SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2019	2018	2019	2018
GAAP basis:
Total revenue	$3,692	$3,576	$10,562	$10,764
Total expense	2,190	2,180	6,549	6,553
Operating income	$1,502	$1,396	$4,013	$4,211
Operating margin	40.7%	39.0%	38.0%	39.1%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(42)	46	123	(4)
Income tax expense	(341)	(226)	(961)	(829)
Net income attributable to BlackRock	$1,119	$1,216	$3,175	$3,378
Diluted earnings per common share	$7.15	$7.54	$20.17	$20.83
Effective tax rate	23.3%	15.7%	23.2%	19.7%
As adjusted(1):
Operating income	$1,502	$1,400	$4,013	$4,221
Operating margin	46.0%	44.2%	43.7%	44.5%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$(42)	$46	$123	$(4)
Net income attributable to BlackRock	$1,119	$1,214	$3,175	$3,386
Diluted earnings per common share	$7.15	$7.52	$20.17	$20.88
Effective tax rate	23.3%	16.0%	23.2%	19.7%
Other:
Assets under management (end of period)	$6,963,932	$6,444,100	$6,963,932	$6,444,100
Diluted weighted-average common shares outstanding(2)	156,447,387	161,378,217	157,385,956	162,140,879
Common and preferred shares outstanding (end of period)	155,173,103	159,804,364	155,173,103	159,804,364
Book value per share(3)	$208.84	$202.84	$208.84	$202.84
Cash dividends declared and paid per share	$3.30	$3.13	$9.90	$8.89

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)	Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at September 30 of the respective period-end.

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2018

GAAP.   Operating income of $1,502 million increased $106 million and operating margin of 40.7% increased 170 bps from the third quarter of 2018. Operating income and operating margin reflected higher base fees and technology services revenue, partially offset by lower performance fees and lower transaction-related expense in the current quarter. Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) decreased $88 million from the third quarter of 2018, primarily driven by the revaluation of certain minority investments. Nonoperating results for the three months ended September 30, 2018 included a $40 million pre-tax gain related to the sale of the Company’s minority interest in DSP BlackRock Investment Managers Pvt. Ltd. to The DSP Group (“DSP Transaction”).

Third quarter 2018 income tax expense included $90 million of discrete tax benefits, primarily related to changes in the Company’s organizational entity structure. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share decreased $0.39, or 5%, from the third quarter of 2018, reflecting lower nonoperating income and a higher effective tax rate in the current quarter, partially offset by higher operating income and a lower diluted share count.

As Adjusted.    Operating income of $1,502 million increased $102 million and operating margin of 46.0% increased 180 bps from the third quarter of 2018. Earnings per diluted common share decreased $0.37, or 5%, from the third quarter of 2018.

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2018

GAAP.   Operating income of $4,013 million decreased $198 million and operating margin of 38.0% decreased 110 bps from the nine months ended September 30, 2018. The decline in operating income and operating margin reflected lower base and performance fees, partially offset by higher technology services revenue and lower employee compensation and benefits and volume-related expense. Operating income for the nine months ended September 30, 2019 also included $61 million of product launch costs associated with the close of the $1.4 billion BlackRock Science and Technology Trust II, a closed-end active equity fund. Nonoperating income (expense) less net income (loss) attributable to NCI increased $127 million from the nine months ended September 30, 2018, driven by higher marks on unhedged seed capital investments and the revaluation of certain minority investments. Nonoperating results for the nine months ended September 30, 2018 included a $40 million pre-tax gain related to the DSP Transaction.

Income tax expense for the nine months ended September 30, 2019 and 2018 included $22 million and $58 million, respectively, of discrete tax benefits related to stock-based compensation awards that vested in the first quarter of each respective year. Income tax expense for the nine months ended September 30, 2018 also included the previously mentioned $90 million of discrete tax benefits. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share decreased $0.66, or 3%, from the nine months ended September 30, 2018, driven primarily by lower operating income and a higher effective tax rate, partially offset by higher nonoperating income and a lower diluted share count.

As Adjusted.    Operating income of $4,013 million decreased $208 million and operating margin of 43.7% decreased 80 bps from the nine months ended September 30, 2018. Earnings per diluted common share decreased $0.71, or 3%, from the nine months ended September 30, 2018.

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

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(1)_Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Operating income, GAAP basis	$1,502	$1,396	$4,013	$4,211
Non-GAAP expense adjustment:
PNC LTIP funding obligation	—	4	—	10
Operating income, as adjusted	1,502	1,400	4,013	4,221
Product launch costs and commissions	—	1	61	13
Operating income used for operating margin measurement	$1,502	$1,401	$4,074	$4,234
Revenue, GAAP basis	$3,692	$3,576	$10,562	$10,764
Non-GAAP adjustments:
Distribution fees	(270)	(279)	(799)	(884)
Investment advisory fees	(157)	(129)	(448)	(371)
Revenue used for operating margin measurement	$3,265	$3,168	$9,315	$9,509
Operating margin, GAAP basis	40.7%	39.0%	38.0%	39.1%
Operating margin, as adjusted	46.0%	44.2%	43.7%	44.5%

Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time, and, therefore, provide useful disclosure to investors. Management believes that operating margin, as adjusted, reflects the Company’s long-term ability to manage ongoing costs in relation to its revenues. The Company uses operating margin, as adjusted, to assess the Company’s financial performance and to determine the long-term and annual compensation of the Company’s senior-level employees.  Furthermore, this metric is used to evaluate the Company’s relative performance against industry peers, as it eliminates margin variability arising from the accounting of revenues and expenses related to distributing different product structures in multiple distribution channels utilized by asset managers.

•

Operating income, as adjusted, includes a non-GAAP expense adjustment. In the three and nine months ended September 30, 2018, the portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value.

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

•

Revenue used for calculating operating margin, as adjusted, is reduced to exclude all of the Company’s distribution fees, which are recorded as a separate line item on the condensed consolidated statements of income, as well as a portion of investment advisory fees received that is used to pay distribution and servicing costs. For certain products, based on distinct arrangements, distribution fees are collected by the Company and then passed-through to third-party client intermediaries. For other products, investment advisory fees are collected by the Company and a portion is passed-through to third-party client intermediaries. However, in both structures, the third-party client intermediary similarly owns the relationship with the retail client and is responsible for distributing the product and servicing the client. The amount of distribution and investment advisory fees fluctuates each period primarily based on a predetermined percentage of the value of AUM during the period. These fees also vary based on the type of investment product sold and the geographic location where it is sold. In addition, the Company may waive fees on certain products that could result in the reduction of payments to the third-party intermediaries.

(2) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2019	2018	2019	2018
Net income attributable to BlackRock, Inc., GAAP basis	$1,119	$1,216	$3,175	$3,378
Non-GAAP adjustments:
PNC LTIP funding obligation, net of tax	—	3	—	9
Income tax matters	—	(5)	—	(1)
Net income attributable to BlackRock, Inc., as adjusted	$1,119	$1,214	$3,175	$3,386
Diluted weighted-average common shares outstanding (3)	156.4	161.4	157.4	162.1
Diluted earnings per common share, GAAP basis (3)	$7.15	$7.54	$20.17	$20.83
Diluted earnings per common share, as adjusted (3)	$7.15	$7.52	$20.17	$20.88

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2019	2019	2018	2018	2019	2019	2019
Retail	$668,118	$664,906	$610,850	$664,867	$6,698	$7,799	$3,014
iShares ETFs	2,046,818	2,008,867	1,731,425	1,853,188	41,504	108,289	189,692
Institutional:
Active	1,283,064	1,272,532	1,079,979	1,129,315	(4,379)	84,161	78,200
Index	2,453,181	2,413,191	2,103,230	2,351,785	8,437	36,375	9,310
Institutional subtotal	3,736,245	3,685,723	3,183,209	3,481,100	4,058	120,536	87,510
Long-term	6,451,181	6,359,496	5,525,484	5,999,155	52,260	236,624	280,216
Cash management	510,984	481,208	448,565	443,185	31,988	63,275	69,422
Advisory(1)	1,767	1,778	1,769	1,760	(2)	(2)	33
Total	$6,963,932	$6,842,482	$5,975,818	$6,444,100	$84,246	$299,897	$349,671

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2019	2019	2018	2018	2019	2019	2019
Active	$1,865,437	$1,853,393	$1,617,780	$1,713,576	$741	$89,327	$77,042
Index and iShares ETFs	4,585,744	4,506,103	3,907,704	4,285,579	51,519	147,297	203,174
Long-term	6,451,181	6,359,496	5,525,484	5,999,155	52,260	236,624	280,216
Cash management	510,984	481,208	448,565	443,185	31,988	63,275	69,422
Advisory(1)	1,767	1,778	1,769	1,760	(2)	(2)	33
Total	$6,963,932	$6,842,482	$5,975,818	$6,444,100	$84,246	$299,897	$349,671

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2019	2019	2018	2018	2019	2019	2019
Equity	$3,488,503	$3,485,869	$3,035,825	$3,482,687	$9,916	$(10,246)	$18,047
Fixed income	2,267,431	2,191,130	1,884,417	1,883,806	34,990	225,304	228,403
Multi-asset	527,721	523,728	461,884	492,810	(605)	3,932	11,229
Alternatives:
Illiquid alternatives	70,516	67,910	59,827	57,418	3,117	10,038	12,415
Liquid alternatives	55,544	55,514	51,718	52,047	383	1,661	3,344
Currency and commodities(2)	41,466	35,345	31,813	30,387	4,459	5,935	6,778
Alternatives subtotal	167,526	158,769	143,358	139,852	7,959	17,634	22,537
Long-term	6,451,181	6,359,496	5,525,484	5,999,155	52,260	236,624	280,216
Cash management	510,984	481,208	448,565	443,185	31,988	63,275	69,422
Advisory(1)	1,767	1,778	1,769	1,760	(2)	(2)	33
Total	$6,963,932	$6,842,482	$5,975,818	$6,444,100	$84,246	$299,897	$349,671

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares ETFs.

Component Changes in AUM for the Three Months Ended September 30, 2019

The following table presents the component changes in AUM by client type and product type for the three months ended September 30, 2019.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2019	AUM(2)
Retail:
Equity	$232,429	$2,838	$(1,575)	$(2,047)	$231,645	$231,417
Fixed income	291,772	4,951	2,408	(1,945)	297,186	294,416
Multi-asset	118,135	(1,972)	248	(371)	116,040	117,101
Alternatives	22,570	881	(59)	(145)	23,247	22,894
Retail subtotal	664,906	6,698	1,022	(4,508)	668,118	665,828
iShares ETFs:
Equity	1,462,623	13,079	(1,810)	(5,181)	1,468,711	1,459,509
Fixed income	513,843	23,676	5,296	(3,555)	539,260	526,863
Multi-asset	4,442	210	10	(3)	4,659	4,529
Alternatives	27,959	4,539	1,725	(35)	34,188	31,634
iShares ETFs subtotal	2,008,867	41,504	5,221	(8,774)	2,046,818	2,022,535
Institutional:
Active:
Equity	125,884	3,945	172	(1,278)	128,723	125,960
Fixed income	649,924	(12,144)	16,149	(4,046)	649,883	652,333
Multi-asset	393,101	1,236	9,912	(5,312)	398,937	394,801
Alternatives	103,623	2,584	366	(1,052)	105,521	104,198
Active subtotal	1,272,532	(4,379)	26,599	(11,688)	1,283,064	1,277,292
Index:
Equity	1,664,933	(9,946)	16,714	(12,277)	1,659,424	1,652,937
Fixed income	735,591	18,507	40,259	(13,255)	781,102	756,790
Multi-asset	8,050	(79)	138	(24)	8,085	8,044
Alternatives	4,617	(45)	38	(40)	4,570	4,533
Index subtotal	2,413,191	8,437	57,149	(25,596)	2,453,181	2,422,304
Institutional subtotal	3,685,723	4,058	83,748	(37,284)	3,736,245	3,699,596
Long-term	6,359,496	52,260	89,991	(50,566)	6,451,181	6,387,959
Cash management	481,208	31,988	623	(2,835)	510,984	505,145
Advisory(3)	1,778	(2)	8	(17)	1,767	1,769
Total	$6,842,482	$84,246	$90,622	$(53,418)	$6,963,932	$6,894,873

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the three months ended September 30, 2019.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2019	AUM(2)
Active:
Equity	$289,870	$5,331	$(2,287)	$(2,395)	$290,519	$288,592
Fixed income	926,097	(7,314)	18,003	(5,607)	931,179	931,013
Multi-asset	511,236	(740)	10,160	(5,683)	514,973	511,901
Alternatives	126,190	3,464	309	(1,197)	128,766	127,092
Active subtotal	1,853,393	741	26,185	(14,882)	1,865,437	1,858,598
Index and iShares ETFs:
iShares ETFs:
Equity	1,462,623	13,079	(1,810)	(5,181)	1,468,711	1,459,509
Fixed income	513,843	23,676	5,296	(3,555)	539,260	526,863
Multi-asset	4,442	210	10	(3)	4,659	4,529
Alternatives	27,959	4,539	1,725	(35)	34,188	31,634
iShares ETFs subtotal	2,008,867	41,504	5,221	(8,774)	2,046,818	2,022,535
Non-ETF Index:
Equity	1,733,376	(8,494)	17,598	(13,207)	1,729,273	1,721,722
Fixed income	751,190	18,628	40,813	(13,639)	796,992	772,526
Multi-asset	8,050	(75)	138	(24)	8,089	8,045
Alternatives	4,620	(44)	36	(40)	4,572	4,533
Non-ETF Index subtotal	2,497,236	10,015	58,585	(26,910)	2,538,926	2,506,826
Index & iShares ETFs subtotal	4,506,103	51,519	63,806	(35,684)	4,585,744	4,529,361
Long-term	6,359,496	52,260	89,991	(50,566)	6,451,181	6,387,959
Cash management	481,208	31,988	623	(2,835)	510,984	505,145
Advisory(3)	1,778	(2)	8	(17)	1,767	1,769
Total	$6,842,482	$84,246	$90,622	$(53,418)	$6,963,932	$6,894,873

The following table presents component changes in AUM by product type for the three months ended September 30, 2019.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2019	AUM(2)
Equity	$3,485,869	$9,916	$13,501	$(20,783)	$3,488,503	$3,469,823
Fixed income	2,191,130	34,990	64,112	(22,801)	2,267,431	2,230,402
Multi-asset	523,728	(605)	10,308	(5,710)	527,721	524,475
Alternatives:
Illiquid alternatives	67,910	3,117	134	(645)	70,516	68,764
Liquid alternatives	55,514	383	192	(545)	55,544	55,582
Currency and commodities(4)	35,345	4,459	1,744	(82)	41,466	38,913
Alternatives subtotal	158,769	7,959	2,070	(1,272)	167,526	163,259
Long-term	6,359,496	52,260	89,991	(50,566)	6,451,181	6,387,959
Cash management	481,208	31,988	623	(2,835)	510,984	505,145
Advisory(3)	1,778	(2)	8	(17)	1,767	1,769
Total	$6,842,482	$84,246	$90,622	$(53,418)	$6,963,932	$6,894,873

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.
(4)	Amounts include commodity iShares ETFs.

AUM increased $121.5 billion to $6.96 trillion at September 30, 2019, driven by net market appreciation and positive net inflows, partially offset by the impact of foreign exchange movements.

Net market appreciation of $90.6 billion was primarily driven by fixed income appreciation and higher US equity markets.

Long-term net inflows of $52.3 billion included $41.5 billion, $6.7 billion and $4.1 billion from iShares ETFs, retail and institutional clients, respectively. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $41.5 billion were led by growth in Fixed Income, Factor, Core and European ETFs. Core and non-Core iShares ETFs saw net inflows of $18.3 billion and $23.2 billion, respectively. By region, iShares ETFs inflows were diversified with $24.9 billion of net inflows in US-listed iShares ETFs and $15.1 billion of net inflows in European-listed iShares ETFs.

•

Retail net inflows of $6.7 billion reflected net inflows of $5.5 billion in the United States and net inflows of $1.2 billion internationally. Retail inflows reflected strength in active fixed income, led by municipals, short duration and total return strategies, active equity and liquid alternatives funds, partially offset by outflows from multi-asset world allocation products.

•

Institutional index net inflows of $8.4 billion were led by fixed income net inflows of $18.5 billion, reflecting continued demand for liability-driven investment solutions, partially offset by equity index outflows of $9.9 billion, linked to client asset allocation, rebalancing and liquidity needs.

•

Institutional active net outflows of $4.4 billion were driven by active fixed income outflows of $12.1 billion, primarily due to several client-specific redemptions, partially offset by net inflows into active equity, alternatives and multi-asset strategies.

Cash management AUM increased to $511 billion, driven by net inflows of $32 billion.

AUM decreased $53.4 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar against the Euro and British pound.

Component Changes in AUM for the Nine Months Ended September 30, 2019

The following table presents the component changes in AUM by client type and product for the nine months ended September 30, 2019.

	December 31,	Net inflows	Market	FX	September 30,	Average
(in millions)	2018	(outflows)	change	impact(1)	2019	AUM(2)
Retail:
Equity	$205,714	$(2,588)	$30,760	$(2,241)	$231,645	$225,107
Fixed income	271,588	16,230	11,131	(1,763)	297,186	285,933
Multi-asset	113,417	(8,703)	11,679	(353)	116,040	116,916
Alternatives	20,131	2,860	420	(164)	23,247	21,741
Retail subtotal	610,850	7,799	53,990	(4,521)	668,118	649,697
iShares ETFs:
Equity	1,274,262	15,633	182,800	(3,984)	1,468,711	1,417,194
Fixed income	427,596	87,381	27,527	(3,244)	539,260	487,266
Multi-asset	4,485	(267)	438	3	4,659	4,335
Alternatives	25,082	5,542	3,581	(17)	34,188	28,103
iShares ETFs subtotal	1,731,425	108,289	214,346	(7,242)	2,046,818	1,936,898
Institutional:
Active:
Equity	110,976	1,329	17,582	(1,164)	128,723	121,261
Fixed income	538,961	60,155	53,921	(3,154)	649,883	599,105
Multi-asset	336,237	13,566	53,925	(4,791)	398,937	375,173
Alternatives	93,805	9,111	3,546	(941)	105,521	101,328
Active subtotal	1,079,979	84,161	128,974	(10,050)	1,283,064	1,196,867
Index:
Equity	1,444,873	(24,620)	250,459	(11,288)	1,659,424	1,608,044
Fixed income	646,272	61,538	84,536	(11,244)	781,102	715,922
Multi-asset	7,745	(664)	998	6	8,085	8,090
Alternatives	4,340	121	120	(11)	4,570	4,528
Index subtotal	2,103,230	36,375	336,113	(22,537)	2,453,181	2,336,584
Institutional subtotal	3,183,209	120,536	465,087	(32,587)	3,736,245	3,533,451
Long-term	5,525,484	236,624	733,423	(44,350)	6,451,181	6,120,046
Cash management	448,565	63,275	2,046	(2,902)	510,984	473,267
Advisory(3)	1,769	(2)	(4)	4	1,767	1,772
Total	$5,975,818	$299,897	$735,465	$(47,248)	$6,963,932	$6,595,085

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the nine months ended September 30, 2019.

	December 31,	Net inflows	Market	FX	September 30,	Average
(in millions)	2018	(outflows)	change	impact(1)	2019	AUM(2)
Active:
Equity	$258,205	$(3,602)	$38,255	$(2,339)	$290,519	$280,485
Fixed income	795,985	76,099	63,604	(4,509)	931,179	869,509
Multi-asset	449,654	4,859	65,604	(5,144)	514,973	492,089
Alternatives	113,936	11,971	3,964	(1,105)	128,766	123,068
Active subtotal	1,617,780	89,327	171,427	(13,097)	1,865,437	1,765,151
Index and iShares ETFs:
iShares ETFs:
Equity	1,274,262	15,633	182,800	(3,984)	1,468,711	1,417,194
Fixed income	427,596	87,381	27,527	(3,244)	539,260	487,266
Multi-asset	4,485	(267)	438	3	4,659	4,335
Alternatives	25,082	5,542	3,581	(17)	34,188	28,103
iShares ETFs subtotal	1,731,425	108,289	214,346	(7,242)	2,046,818	1,936,898
Non-ETF Index
Equity	1,503,358	(22,277)	260,546	(12,354)	1,729,273	1,673,927
Fixed income	660,836	61,824	85,984	(11,652)	796,992	731,451
Multi-asset	7,745	(660)	998	6	8,089	8,090
Alternatives	4,340	121	122	(11)	4,572	4,529
Non-ETF Index subtotal	2,176,279	39,008	347,650	(24,011)	2,538,926	2,417,997
Index & iShares ETFs subtotal	3,907,704	147,297	561,996	(31,253)	4,585,744	4,354,895
Long-term	5,525,484	236,624	733,423	(44,350)	6,451,181	6,120,046
Cash management	448,565	63,275	2,046	(2,902)	510,984	473,267
Advisory(3)	1,769	(2)	(4)	4	1,767	1,772
Total	$5,975,818	$299,897	$735,465	$(47,248)	$6,963,932	$6,595,085

The following table presents component changes in AUM by product type for the nine months ended September 30, 2019.

	December 31,	Net inflows	Market	FX	September 30,	Average
(in millions)	2018	(outflows)	change	impact(1)	2019	AUM(2)
Equity	$3,035,825	$(10,246)	$481,601	$(18,677)	$3,488,503	$3,371,606
Fixed income	1,884,417	225,304	177,115	(19,405)	2,267,431	2,088,226
Multi-asset	461,884	3,932	67,040	(5,135)	527,721	504,514
Alternatives:
Illiquid alternatives	59,827	10,038	1,252	(601)	70,516	66,395
Liquid alternatives	51,718	1,661	2,706	(541)	55,544	54,062
Currency and commodities(4)	31,813	5,935	3,709	9	41,466	35,243
Alternatives subtotal	143,358	17,634	7,667	(1,133)	167,526	155,700
Long-term	5,525,484	236,624	733,423	(44,350)	6,451,181	6,120,046
Cash management	448,565	63,275	2,046	(2,902)	510,984	473,267
Advisory(3)	1,769	(2)	(4)	4	1,767	1,772
Total	$5,975,818	$299,897	$735,465	$(47,248)	$6,963,932	$6,595,085

(1) Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.

(2) Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.

(3) Advisory AUM represents long-term portfolio liquidation assignments.

(4) Amounts include commodity iShares ETFs.

AUM increased $988.1 billion to $6.96 trillion at September 30, 2019, driven by net market appreciation and positive net inflows, partially offset by the impact of foreign exchange movements.

Net market appreciation of $735.5 billion was driven by higher US markets and fixed income appreciation.

Long-term net inflows of $236.6 billion included $120.5 billion, $108.3 billion and $7.8 billion from institutional clients, iShares ETFs and retail clients, respectively. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $108.3 billion were led by fixed income ETFs, which generated $87.4 billion of net inflows, across treasuries, investment grade corporate bond, high yield and emerging markets debt ETFs. iShares ETFs reflected $57.5 billion and $50.8 billion of net inflows into Core and non-Core ETFs, respectively. By region, iShares ETFs inflows were diversified with $68.9 billion of net inflows in US-listed iShares ETFs and $38.3 billion of net inflows in European-listed iShares ETFs.

•

Institutional active net inflows of $84.1 billion were primarily driven by active fixed income, multi-asset and alternative net inflows of $60.2 billion, $13.6 billion and $9.1 billion, respectively. Active fixed income net inflows included strong flows from two significant strategic client mandates and active multi-asset net inflows reflected continued growth in LifePath® target-date funds. Alternatives net inflows were led by flows into illiquid alternatives, including infrastructure, real estate and the first close of Long Term Private Capital (“LTPC”), a perpetual, direct private equity fund.

•

Institutional index net inflows of $36.4 billion were primarily driven by fixed income net inflows of $61.5 billion, led by continued demand for liability-driven investment solutions, partially offset by equity net outflows of $24.6 billion, linked to client asset allocation, rebalancing and liquidity needs.

•

Retail net inflows of $7.8 billion reflected net inflows of $15.3 billion in the United States, partially offset by net outflows of $7.5 billion internationally. Retail net inflows reflected strength in municipal fixed income funds.

Cash management AUM increased to $511 billion, primarily due to net inflows of $63.3 billion.

AUM decreased $47.2 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar against the Euro and British pound.

Component Changes in AUM for the Twelve Months Ended September 30, 2019

The following table presents the component changes in AUM by client type and product for the twelve months ended September 30, 2019.

	September 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2018	(outflows)	change	impact(1)	2019	AUM(2)
Retail:
Equity	$237,544	$(292)	$(2,007)	$(3,600)	$231,645	$225,307
Fixed income	282,879	8,351	9,186	(3,230)	297,186	284,212
Multi-asset	124,304	(8,532)	977	(709)	116,040	117,860
Alternatives	20,140	3,487	(154)	(226)	23,247	21,409
Retail subtotal	664,867	3,014	8,002	(7,765)	668,118	648,788
iShares ETFs:
Equity	1,413,925	76,142	(13,808)	(7,548)	1,468,711	1,404,161
Fixed income	412,343	106,240	25,589	(4,912)	539,260	469,183
Multi-asset	3,814	721	126	(2)	4,659	4,205
Alternatives	23,106	6,589	4,541	(48)	34,188	26,986
iShares ETFs subtotal	1,853,188	189,692	16,448	(12,510)	2,046,818	1,904,535
Institutional:
Active:
Equity	128,975	(312)	1,928	(1,868)	128,723	121,483
Fixed income	551,591	46,840	56,110	(4,658)	649,883	586,479
Multi-asset	356,887	19,241	30,481	(7,672)	398,937	369,684
Alternatives	91,862	12,431	2,592	(1,364)	105,521	99,153
Active subtotal	1,129,315	78,200	91,111	(15,562)	1,283,064	1,176,799
Index:
Equity	1,702,243	(57,491)	29,922	(15,250)	1,659,424	1,609,791
Fixed income	636,993	66,972	94,678	(17,541)	781,102	696,383
Multi-asset	7,805	(201)	380	101	8,085	8,023
Alternatives	4,744	30	(176)	(28)	4,570	4,549
Index subtotal	2,351,785	9,310	124,804	(32,718)	2,453,181	2,318,746
Institutional subtotal	3,481,100	87,510	215,915	(48,280)	3,736,245	3,495,545
Long-term	5,999,155	280,216	240,365	(68,555)	6,451,181	6,048,868
Cash management	443,185	69,422	2,595	(4,218)	510,984	466,738
Advisory(3)	1,760	33	3	(29)	1,767	1,769
Total	$6,444,100	$349,671	$242,963	$(72,802)	$6,963,932	$6,517,375

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the twelve months ended September 30, 2019.

	September 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2018	(outflows)	change	impact(1)	2019	AUM(2)
Active:
Equity	$301,049	$(4,915)	$(1,833)	$(3,782)	$290,519	$281,517
Fixed income	819,332	55,334	63,722	(7,209)	931,179	855,299
Multi-asset	481,192	10,705	31,457	(8,381)	514,973	487,544
Alternatives	112,003	15,918	2,435	(1,590)	128,766	120,561
Active subtotal	1,713,576	77,042	95,781	(20,962)	1,865,437	1,744,921
Index and iShares ETFs:
iShares ETFs:
Equity	1,413,925	76,142	(13,808)	(7,548)	1,468,711	1,404,161
Fixed income	412,343	106,240	25,589	(4,912)	539,260	469,183
Multi-asset	3,814	721	126	(2)	4,659	4,205
Alternatives	23,106	6,589	4,541	(48)	34,188	26,986
iShares ETFs subtotal	1,853,188	189,692	16,448	(12,510)	2,046,818	1,904,535
Non-ETF Index:
Equity	1,767,713	(53,180)	31,676	(16,936)	1,729,273	1,675,064
Fixed income	652,131	66,829	96,252	(18,220)	796,992	711,775
Multi-asset	7,804	(197)	381	101	8,089	8,023
Alternatives	4,743	30	(173)	(28)	4,572	4,550
Non-ETF Index subtotal	2,432,391	13,482	128,136	(35,083)	2,538,926	2,399,412
Index & iShares ETFs subtotal	4,285,579	203,174	144,584	(47,593)	4,585,744	4,303,947
Long-term	5,999,155	280,216	240,365	(68,555)	6,451,181	6,048,868
Cash management	443,185	69,422	2,595	(4,218)	510,984	466,738
Advisory(3)	1,760	33	3	(29)	1,767	1,769
Total	$6,444,100	$349,671	$242,963	$(72,802)	$6,963,932	$6,517,375

The following table presents component changes in AUM by product type for the twelve months ended September 30, 2019.

	September 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2018	(outflows)	change	impact(1)	2019	AUM(2)
Equity	$3,482,687	$18,047	$16,035	$(28,266)	$3,488,503	$3,360,742
Fixed income	1,883,806	228,403	185,563	(30,341)	2,267,431	2,036,257
Multi-asset	492,810	11,229	31,964	(8,282)	527,721	499,772
Alternatives:
Illiquid alternatives	57,418	12,415	1,582	(899)	70,516	64,411
Liquid alternatives	52,047	3,344	942	(789)	55,544	53,566
Currency and commodities(4)	30,387	6,778	4,279	22	41,466	34,120
Alternatives subtotal	139,852	22,537	6,803	(1,666)	167,526	152,097
Long-term	5,999,155	280,216	240,365	(68,555)	6,451,181	6,048,868
Cash management	443,185	69,422	2,595	(4,218)	510,984	466,738
Advisory(3)	1,760	33	3	(29)	1,767	1,769
Total	$6,444,100	$349,671	$242,963	$(72,802)	$6,963,932	$6,517,375

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.
(4)	Amounts include commodity iShares ETFs.

AUM increased $519.8 billion to $6.96 trillion at September 30, 2019, driven by net inflows and net market appreciation, partially offset by the impact of foreign exchange movements.

Net market appreciation of $243.0 billion was driven by fixed income appreciation and higher US equity markets.

Long-term net inflows of $280.2 billion were comprised of net inflows of $189.7 billion, $87.5 billion and $3.0 billion from iShares ETFs, institutional and retail clients, respectively. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $189.7 billion reflected $90.7 billion and $99.0 billion of net inflows into Core and non-Core ETFs, respectively. By region, iShares ETFs inflows were diversified with $133.2 billion of net inflows in US-listed iShares ETFs and $49.4 billion of net inflows in European-listed iShares ETFs. Fixed income net inflows of $106.2 billion were led by flows into treasuries, investment grade corporate bond, high yield and core bond ETFs. Equity net inflows of $76.1 billion were driven by both US and international equity market exposures.

•

Institutional active net inflows of $78.2 billion primarily reflected active fixed income, multi-asset and alternative net inflows of $46.8 billion, $19.2 billion and $12.4 billion, respectively. Active fixed income net inflows included the previously mentioned significant strategic client mandates and active multi-asset net inflows reflected continued growth in LifePath target-date funds and asset allocation strategies. Alternatives net inflows were led by flows into illiquid alternatives, including infrastructure, real estate and LTPC.

•

Institutional index net inflows of $9.3 billion were primarily driven by fixed income net inflows of $67.0 billion, led by continued demand for liability-driven investment solutions, partially offset by equity net outflows of $57.5 billion, linked to client asset allocation, rebalancing and liquidity needs.

•

Retail net inflows of $3.0 billion reflected net inflows of $20.2 billion in the United States, partially offset by net outflows of $17.2 billion internationally. Retail net inflows reflected strength in municipal fixed income funds and continued growth in LifePath target-date, partially offset by net outflows from multi-asset asset allocation strategies.

Cash management AUM increased to $511 billion, primarily due to net inflows of $69.4 billion.

AUM decreased $72.8 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar against the British pound and Euro, partially offset by the weakening of the US dollar against the Japanese yen.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and nine months ended September 30, 2019 and 2018 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).

Revenue

The table below presents detail of revenue for the three and nine months ended September 30, 2019 and 2018 and includes the asset type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$391	$405	$1,151	$1,269
iShares ETFs	872	885	2,589	2,722
Non-ETF Index	168	169	495	532
Equity subtotal	1,431	1,459	4,235	4,523
Fixed income:
Active	496	460	1,427	1,374
iShares ETFs	251	205	705	620
Non-ETF Index	98	98	293	292
Fixed income subtotal	845	763	2,425	2,286
Multi-asset	288	298	852	889
Alternatives:
Illiquid alternatives	122	89	350	249
Liquid alternatives	105	96	301	290
Currency and commodities(1)	30	24	78	75
Alternatives subtotal	257	209	729	614
Long-term	2,821	2,729	8,241	8,312
Cash management	159	154	447	462
Total base fees	2,980	2,883	8,688	8,774
Investment advisory performance fees:
Equity	1	7	5	68
Fixed income	—	—	2	2
Multi-asset	1	1	7	15
Alternatives:
Illiquid alternatives	5	20	40	22
Liquid alternatives	114	123	157	205
Alternatives subtotal	119	143	197	227
Total performance fees	121	151	211	312
Technology services revenue	259	200	700	582
Distribution fees:
Retrocessions	166	168	491	541
12b-1 fees (US mutual fund distribution fees)	90	102	267	313
Other	14	9	41	30
Total distribution fees	270	279	799	884
Advisory and other revenue:
Advisory	21	26	62	80
Other	41	37	102	132
Total advisory and other revenue	62	63	164	212
Total revenue	$3,692	$3,576	$10,562	$10,764

(1)  Amount include commodity iShares ETFs.

The table below lists base fees and mix of average AUM by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Mix of Base Fees		Mix of Average AUM by Asset Class(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(2)
	2019	2018	2019	2018	2019	2018	2019	2018
Equity:
Active	13%	15%	4%	5%	13%	14%	4%	5%
iShares ETFs	29%	31%	21%	22%	30%	31%	21%	22%
Non-ETF Index	6%	6%	25%	27%	6%	6%	26%	27%
Equity subtotal	48%	52%	50%	54%	49%	51%	51%	54%
Fixed income:
Active	17%	16%	14%	13%	17%	17%	13%	12%
iShares ETFs	8%	7%	8%	6%	8%	7%	7%	6%
Non-ETF Index	3%	3%	11%	10%	3%	3%	11%	10%
Fixed income subtotal	28%	26%	33%	29%	28%	27%	31%	28%
Multi-asset	10%	10%	8%	8%	10%	10%	8%	8%
Alternatives:
Illiquid alternatives	4%	3%	1%	1%	4%	3%	1%	1%
Liquid alternatives	4%	3%	1%	1%	3%	3%	1%	1%
Currency and commodities	1%	1%	0%	0%	1%	1%	1%	1%
Alternatives subtotal	9%	7%	2%	2%	8%	7%	3%	3%
Long-term	95%	95%	93%	93%	95%	95%	93%	93%
Cash management	5%	5%	7%	7%	5%	5%	7%	7%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Revenue increased $116 million, or 3%, from the three months ended September 30, 2018, primarily driven by higher base fees and technology services revenue, partially offset by lower performance fees.

Investment advisory, administration fees and securities lending revenue of $2,980 million increased $97 million from $2,883 million for the three months ended September 30, 2018, primarily driven by organic growth, the positive impact of market beta and acquisitions, partially offset by the negative impact of foreign exchange movements on average AUM and strategic price changes to certain products. Securities lending revenue of $150 million in the current quarter compared with $160 million in third quarter of 2018.

Investment advisory performance fees of $121 million decreased $30 million from $151 million for the three months ended September 30, 2018, primarily reflecting lower revenue from alternative and long-only equity products.

Technology services revenue of $259 million increased $59 million from $200 million for the three months ended September 30, 2018, primarily reflecting the impact of the eFront acquisition and higher revenue from Aladdin.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Revenue decreased $202 million, or 2%, from the nine months ended September 30, 2018, primarily driven by lower performance fees, base fees and advisory and other revenue, partially offset by higher technology services revenue.

Investment advisory, administration fees and securities lending revenue of $8,688 million decreased $86 million from $8,774 million for the nine months ended September 30, 2018, primarily driven by lower securities lending revenue, the impact of markets and foreign exchange movements on average AUM and strategic price changes to certain products, partially offset by the positive impact of acquisitions and organic growth. Securities lending revenue of $448 million for the nine months ended September 30, 2019 decreased $50 million from $498 million for the nine months ended September 30, 2018, primarily reflecting reduced European seasonal demand and lower cash spreads.

Investment advisory performance fees of $211 million decreased $101 million from $312 million for the nine months ended September 30, 2018, primarily reflecting lower revenue from long-only equity products and liquid alternatives, partially offset by higher revenue from illiquid alternatives.

Technology services revenue of $700 million increased $118 million from $582 million for the nine months ended September 30, 2018, primarily reflecting the impact of the eFront acquisition and higher revenue from Aladdin.

Advisory and other revenue of $164 million decreased $48 million from $212 million for the nine months ended September 30, 2018, primarily reflecting lower fees from advisory and transition management assignments, and lower earnings from equity method investments.

Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Expense, GAAP:
Employee compensation and benefits	$1,111	$1,097	$3,258	$3,300
Distribution and servicing costs:
Retrocessions	166	168	491	541
12b-1 costs	89	100	265	307
Other	172	140	491	407
Total distribution and servicing costs	427	408	1,247	1,255
Direct fund expense	239	249	733	774
General and administration:
Marketing and promotional	79	77	241	253
Occupancy and office related	75	73	224	220
Portfolio services	64	60	191	203
Technology	70	61	206	172
Professional services	38	42	115	111
Communications	10	9	29	28
Foreign exchange remeasurement	(2)	7	18	12
Contingent consideration fair value adjustments	(1)	29	18	34
Product launch costs	—	1	59	12
Other general and administration	52	54	142	144
Total general and administration expense	385	413	1,243	1,189
Amortization of intangible assets	28	13	68	35
Total expense, GAAP	$2,190	$2,180	$6,549	$6,553

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

GAAP.   Expense increased $10 million from the three months ended September 30, 2018, primarily driven by higher employee compensation and benefits expense and expense linked to the eFront Transaction, partially offset by lower general and administration expense.

Employee compensation and benefits expense increased $14 million from the three months ended September 30, 2018, primarily reflecting higher headcount, partially offset by lower incentive compensation.

General and administration expense decreased $28 million from the three months ended September 30, 2018, primarily due to lower transaction-related and foreign exchange remeasurement expense, partially offset by higher technology expense.

Amortization of intangible assets expense increased $15 million from the three months ended September 30, 2018, primarily reflecting amortization of intangible assets associated with the eFront Transaction.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

GAAP.   Expense decreased $4 million from the nine months ended September 30, 2018, driven primarily by lower employee compensation and benefits and volume-related expense, partially offset by higher general and administration expense, which reflected the previously mentioned product launch costs, and higher amortization of intangible assets.

Employee compensation and benefits expense decreased $42 million from the nine months ended September 30, 2018, primarily reflecting lower incentive compensation, driven in part by lower operating income, partially offset by higher salaries and headcount.

Direct fund expense decreased $41 million from the nine months ended September 30, 2018, reflecting the negative impact of markets and foreign exchange movements on average AUM.

General and administration expense increased $54 million from the nine months ended September 30, 2018, primarily due to higher product launch costs, technology expense and the impact of foreign exchange remeasurement expense, partially offset by lower contingent consideration fair value adjustments related to prior acquisitions and lower portfolio services, and marketing and promotional expense.

Amortization of intangible assets expense increased $33 million from the nine months ended September 30, 2018, primarily reflecting amortization of intangible assets associated with the eFront Transaction.

Nonoperating Results

The summary and reconciliation of GAAP nonoperating income (expense) to nonoperating income (expense), as adjusted for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Nonoperating income (expense), GAAP basis(1)	$(42)	$33	$140	$(7)
Less: Net income (loss) attributable to NCI	—	(13)	17	(3)
Nonoperating income (expense), as adjusted, net of NCI(2)(3)	$(42)	$46	$123	$(4)

(1)

Amounts include losses of $5 million and $9 million for the three months ended September 30, 2019 and 2018, respectively, attributable to consolidated variable interest entities (“VIEs”). Amounts include gains of $128 million and losses of $21 million for the nine months ended September 30, 2019 and 2018, respectively, attributable to consolidated VIEs.

(2)	Net of income (loss) attributable to NCI.
(3)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and nine months ended September 30, 2019 and 2018.

The components of nonoperating income (expense), as adjusted, for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Net gain (loss) on investments(1)(2)
Private equity	$6	$4	$38	$10
Real assets	12	10	22	24
Other alternatives(3)	3	1	18	5
Other investments(4)	—	(3)	104	(20)
Subtotal	21	12	182	19
Other gains (losses)(5)	(28)	51	25	52
Total net gain (loss) on investments(1)(2)	(7)	63	207	71
Interest and dividend income	19	29	68	63
Interest expense	(54)	(46)	(152)	(138)
Net interest expense	(35)	(17)	(84)	(75)
Nonoperating income (expense), as adjusted(1)(2)	$(42)	$46	$123	$(4)

(1)	Net of net income (loss) attributable to NCI. Amounts also include net gain (loss) on consolidated VIEs.
(2)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating results. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and nine months ended September 30, 2019 and 2018.

(3)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include net gains (losses) related to equity and fixed income investments.
(5)

Amounts for the three and nine months ended September 30, 2019 and 2018 primarily include noncash pre-tax gains (losses) related to the revaluation of certain minority investments. Amounts for the three and nine months ended September 30, 2018 also include a $40 million pre-tax gain related to the DSP Transaction.

Income Tax Expense

	GAAP				As Adjusted
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Operating income(1)	$1,502	$1,396	$4,013	$4,211	$1,502	$1,400	$4,013	$4,221
Total nonoperating income (expense)(1)(2)	$(42)	$46	$123	$(4)	$(42)	$46	$123	$(4)
Income before income taxes(2)	$1,460	$1,442	$4,136	$4,207	$1,460	$1,446	$4,136	$4,217
Income tax expense	$341	$226	$961	$829	$341	$232	$961	$831
Effective tax rate	23.3%	15.7%	23.2%	19.7%	23.3%	16.0%	23.2%	19.7%

(1)	Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing BlackRock’s nonoperating results. See Non-GAAP Financial Measures for further information.
(2)	Net of net income (loss) attributable to NCI.

2019.   The nine months ended September 30, 2019 income tax expense included a discrete tax benefit of $22 million related to stock-based compensation awards that vested in 2019.

2018.   The three and nine months ended September 30, 2018 income tax expense reflected $90 million of discrete tax benefits, primarily related to changes in the Company’s organizational entity structure. The nine months ended September 30, 2018 income tax expense also included a discrete tax benefit of $58 million related to stock-based compensation awards that vested in 2018.

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

	September 30, 2019
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Products(2)	As Adjusted
Assets
Cash and cash equivalents	$4,476	$—	$11	$4,465
Accounts receivable	3,026	—	—	3,026
Investments	2,117	—	45	2,072
Assets of consolidated VIEs:
Cash and cash equivalents	131	—	131	—
Investments	2,898	—	1,234	1,664
Other assets	54	—	54	—
Separate account assets and collateral held under securities lending agreements	114,200	114,200	—	—
Other assets(3)	4,011	—	(7)	4,018
Subtotal	130,913	114,200	1,468	15,245
Goodwill and intangible assets, net	32,959	—	—	32,959
Total assets	$163,872	$114,200	$1,468	$48,204
Liabilities
Accrued compensation and benefits	$1,500	$—	$—	$1,500
Accounts payable and accrued liabilities	1,252	—	—	1,252
Liabilities of consolidated VIEs	716	—	716	—
Borrowings	5,932	—	—	5,932
Separate account liabilities and collateral liabilities under securities lending agreements	114,200	114,200	—	—
Deferred income tax liabilities(4)	3,792	—	—	3,792
Other liabilities	2,876	—	(445)	3,321
Total liabilities	130,268	114,200	271	15,797
Equity
Total stockholders’ equity	32,407	—	—	32,407
Noncontrolling interests	1,197	—	1,197	—
Total equity	33,604	—	1,197	32,407
Total liabilities and equity	$163,872	$114,200	$1,468	$48,204

(1)

Amounts represent segregated client assets and related liabilities. BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.

(2)	Amounts primarily represent the portion of assets and liabilities of Consolidated Sponsored Investment Products attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)	Amount includes approximately $4.2 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of September 30, 2019 and December 31, 2018 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.   Cash and cash equivalents at September 30, 2019 and December 31, 2018 included $11 million and $59 million, respectively, of cash held by consolidated VREs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the nine months ended September 30, 2019).

Accounts receivable at September 30, 2019 increased $369 million from December 31, 2018, primarily due to higher base fees, technology services and performance fee receivables. Investments were $2,117 million at September 30, 2019 (for more information see Investments herein). Goodwill and intangible assets increased $1,594 million from December 31, 2018, primarily due to the eFront Transaction, partially offset by amortization of intangible assets. Other assets (including operating lease right-of-use (“ROU”) assets and property and equipment) increased $1,240 million from December 31, 2018, primarily due to the recognition of the operating lease ROU assets related to the adoption of the new lease accounting guidance and an increase in certain strategic investments, unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities) and other assets.

Liabilities.    Accrued compensation and benefits at September 30, 2019 decreased $488 million from December 31, 2018, primarily due to 2018 incentive compensation cash payments in the first quarter of 2019, partially offset by 2019 incentive compensation accruals. Other liabilities increased $987 million from December 31, 2018, primarily due to the recognition of the operating lease liabilities related to the adoption of the new lease accounting guidance and higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets), partially offset by contingent liability payments in connection with certain prior acquisitions. Net deferred income tax liabilities at September 30, 2019 increased $221 million from December 31, 2018, primarily due to the effects of temporary differences associated with the eFront Transaction, stock-based compensation and investment income.

Investments and Investments of Consolidated VIEs

The Company’s investments and investments of consolidated VIEs (collectively, “Total Investments”) were $2,117 million and $2,898 million, respectively, at September 30, 2019. Total Investments include consolidated investments held by sponsored investment products accounted for as VREs and VIEs. Management reviews BlackRock’s Total Investments on an “economic” basis, which eliminates the portion of Total Investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	September 30,	December 31,
(in millions)	2019	2018
Investments, GAAP	$2,117	$1,796
Investments held by consolidated VIEs, GAAP	2,898	2,680
Total Investments	5,015	4,476
Investments held by consolidated VIEs	(2,898)	(2,680)
Net interest in consolidated VIEs(1)	1,664	1,661
Investments held by consolidated VREs	(503)	(524)
Net interest in consolidated VREs	458	448
Total Investments, as adjusted	3,736	3,381
Federal Reserve Bank stock	(93)	(92)
Deferred compensation investments	(22)	(34)
Hedged investments	(533)	(483)
Carried interest (VIEs/VREs)	(458)	(387)
Total “economic” investment exposure	$2,630	$2,385

(1)	Amount includes $442 million of carried interest (VIEs) as of September 30, 2019 and $369 million as of December 31, 2018, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(in millions)	2019	2018
Private equity	$361	$305
Real assets	345	377
Other alternatives(1)	248	199
Other investments(2)	1,676	1,504
Total “economic” investment exposure	$2,630	$2,385

(1)	Other alternatives include direct hedge fund strategies and hedge fund solutions.
(2)

Other investments primarily include unhedged seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as UK government securities, primarily held for regulatory purposes.

As adjusted investment activity for the nine months ended September 30, 2019 was as follows:

(in millions)	Nine Months Ended September 30, 2019
Total Investments, as adjusted, beginning balance	$3,381
Purchases/capital contributions/acquisitions	709
Sales/maturities	(522)
Distributions(1)	(123)
Market appreciation(depreciation)/earnings from equity method investments	249
Carried interest capital allocations/(distributions)	71
Other	(29)
Total Investments, as adjusted, ending balance	$3,736

(1)	Amount includes distributions representing return of capital and return on investments.

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of Consolidated Sponsored Investment Products:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Products	Cash Flows Excluding Impact of Consolidated Sponsored Investment Products
Cash, cash equivalents and restricted cash, December 31, 2018	$6,505	$245	$6,260
Net cash provided by/(used in) operating activities	1,628	(1,016)	2,644
Net cash provided by/(used in) investing activities	(2,107)	(96)	(2,011)
Net cash provided by/(used in) financing activities	(1,369)	1,009	(2,378)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(33)	—	(33)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,881)	(103)	(1,778)
Cash, cash equivalents and restricted cash, September 30, 2019	$4,624	$142	$4,482

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

Cash flows used in investing activities, excluding the impact of Consolidated Sponsored Investment Products, for the nine months ended September 30, 2019 were $2,011 million and primarily reflected $1.5 billion of cash outflow related to the eFront Transaction, $572 million of investment purchases and $160 million of purchases of property and equipment, partially offset by $151 million of net proceeds from sales and maturities of certain investments.

Cash flows used in financing activities, excluding the impact of Consolidated Sponsored Investment Products, for the nine months ended September 30, 2019 were $2,378 million, primarily resulting from $1.9 billion of share repurchases, including $400 million in open market transactions, a $1.3 billion private transaction and $238 million of employee tax withholdings related to employee stock transactions, and $1.6 billion of cash dividend payments, partially offset by $992 million of proceeds from long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
(in millions)	2019	2018
Cash and cash equivalents(1)	$4,476	$6,302
Cash and cash equivalents held by consolidated VREs(2)	(11)	(59)
Subtotal	4,465	6,243
Credit facility – undrawn	4,000	4,000
Total liquidity resources(3)	$8,465	$10,243

(1)

The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 50% at both September 30, 2019 and December 31, 2018. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)	Amount does not reflect year-end incentive compensation accruals, which are paid in the first quarter.

Total liquidity resources decreased $1,778 million during the nine months ended September 30, 2019, primarily reflecting cash payments of 2018 year-end incentive awards, share repurchases of $1.9 billion, reflecting the impact of a $1.3 billion private transaction, approximately $1.5 billion of cash outflow related to the eFront Transaction, and cash dividend payments of $1.6 billion, partially offset by $992 million of proceeds from long-term borrowings and cash flows from other operating activities.

A significant portion of the Company’s $3,736 million of Total Investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.  In January 2019, the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program for a total up to approximately 9.9 million shares of BlackRock common stock.

During the nine months ended September 30, 2019, the Company repurchased 4.0 million common shares under the share repurchase program for approximately $1.7 billion, including a $1.3 billion private transaction that closed on March 25, 2019. The Company has completed its targeted level of share repurchases for the year, but will remain opportunistic should relative valuation opportunities arise. At September 30, 2019, there were 5.9 million shares still authorized to be repurchased.

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

At both September 30, 2019 and December 31, 2018, the Company was required to maintain approximately $1.8 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2019 Revolving Credit Facility.   The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in March 2019 to extend the maturity date to March 2024 (the “2019 credit facility”). The 2019 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2019 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2019 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2019. The 2019 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At September 30, 2019, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.   The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2019 credit facility. At September 30, 2019, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At September 30, 2019, the principal amount of long-term borrowings outstanding was $6.0 billion. See Note 13, Borrowings, in the 2018 Form 10-K for more information on borrowings outstanding as of December 31, 2018.

During the nine months ended September 30, 2019, the Company paid approximately $121 million of interest on long-term borrowings. Future principal repayments and interest requirements at September 30, 2019 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2019	$1,000	$70	$1,070
2020	—	157	157
2021	750	141	891
2022	750	112	862
2023	—	99	99
2024	1,000	82	1,082
Thereafter(1)	2,463	212	2,675
Total	$5,963	$873	$6,836

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using the EUR/USD foreign exchange rate as of September 30, 2019.

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

Commitments and Contingencies

Investment Commitments.    At September 30, 2019, the Company had $533 million of various capital commitments to fund sponsored investment products, including consolidated VIEs. These funds include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at September 30, 2019 totaled $167 million and is included in other liabilities on the condensed consolidated statements of financial condition.

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

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has issued certain indemnifications to certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. At September 30, 2019, the Company indemnified certain of its clients for their securities lending loan balances of approximately $211 billion. The Company held, as agent, cash and securities totaling $225 billion as collateral for indemnified securities on loan at September 30, 2019. The fair value of these indemnifications was not material at September 30, 2019.

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

Fixed lease payments are included in ROU assets and lease liabilities on the condensed consolidated statement of financial condition. The Company recognizes ROU assets and lease liabilities based on the present value of the future lease payments over the lease term at the commencement date discounted using the Company’s incremental borrowing rate (“IBR”). Management judgment is required in determining the Company’s IBR, including assessing the Company’s credit rating using various financial metrics, including revenue, operating margin and revenue growth, and, as appropriate, performing market analysis of yields on publicly traded bonds (secured or unsecured) of comparable companies. See Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements for more information on leases.

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

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At September 30, 2019 and December 31, 2018, the Company had $388 million and $293 million, respectively, of deferred carried interest recorded in other liabilities/other liabilities of consolidated VIEs on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown. See Note 15, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and nine months ended September 30, 2019 and 2018.

Accounting Developments

For accounting pronouncements that the Company adopted during the nine months ended September 30, 2019, see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2019, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At September 30, 2019, the Company had outstanding total return swaps with an aggregate notional value of approximately $533 million. At September 30, 2019, there were no outstanding interest rate swaps.

At September 30, 2019, approximately $3.4 billion of BlackRock’s Total Investments were maintained in consolidated sponsored investment funds accounted for as VREs and VIEs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $2,630 million. See Balance Sheet Overview- Investments and Investments of Consolidated VIEs in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s Total Investments.

Equity Market Price Risk.    At September 30, 2019, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $986 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $99 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At September 30, 2019, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1,644 million of Total Investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $47 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $689 million at September 30, 2019. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $69 million decline in the carrying value of such investments.

Other Market Risks.   The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At September 30, 2019, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.4 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, BlackRock receives subpoenas or other requests for information from various US federal and state governmental and regulatory authorities and international governmental and regulatory authorities in connection with industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such matters. The Company, certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations and other litigation arising in connection with BlackRock’s activities. Additionally, BlackRock-advised investment portfolios may be subject to lawsuits, any of which potentially could harm the investment returns of the applicable portfolio or result in the Company being liable to the portfolios for any resulting damages.

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

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory subsidiaries, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash." The plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, the plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit, which remains pending. The defendants believe the claims in this lawsuit are without merit.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed unaffiliated peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that the plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to the plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, and on June 3, 2019, the plaintiffs filed a motion seeking to certify both the Plan and the CTF classes. On September 3, 2019, the court granted

BlackRock’s motion to dismiss part of the plaintiffs’ claim seeking to recover alleged losses in the securities lending vehicles, but denied the motion to dismiss in all other respects.  Plaintiffs’ motion to certify the Plan and CTF classes remains pending. The defendants believe the claims in this lawsuit are without merit.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	4,822	$467.70	—	6,077,434
August 1, 2019 through August 31, 2019	247,466	$416.93	240,769	5,836,665
September 1, 2019 through September 30, 2019	7,982	$423.05	—	5,836,665
Total	260,270	$418.06	240,769

_______________________

(1)

Consists of purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards and purchases made by the Company as part of the publicly announced share repurchase program.

Item 6.    Exhibits

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: November 8, 2019		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer