Form 10-K
period 2019-12-31
BlackRock Inc.
filed 2020-02-28
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting common stock and nonvoting common stock equivalents held by nonaffiliates of the registrant as of June 30, 2019 was approximately $71.9 billion.

As of January 31, 2020, there were 154,827,534 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2020 annual meeting of stockholders to be held on May 21, 2020 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Part I

Item 1. Business

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $7.43 trillion of assets under management (“AUM”) at December 31, 2019. With approximately 16,200 employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment and technology services to institutional and retail clients worldwide.

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

BlackRock is an independent, publicly traded company, with no single majority shareholder and over two-thirds of its Board of Directors consisting of independent directors. At December 31, 2019, The PNC Financial Services Group, Inc. (“PNC”) held 22.0% of BlackRock’s voting common stock and 22.4% of BlackRock’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

•

the Company’s differentiated client relationships and fiduciary focus, which enable effective positioning toward changing client needs and macro trends including the secular shift to index investing and ETFs, a focus on income and retirement, increasing demand for sustainable investment strategies and barbelling using index, active and illiquid alternatives products; and

•

the Company’s longstanding commitment to innovation, technology services and the continued development of, and increased interest in, BlackRock technology products and solutions, including Aladdin, Aladdin Wealth, eFront, Cachematrix, and FutureAdvisor. This commitment is further extended by minority investments in distribution technologies including Scalable Capital, iCapital, Acorns and Envestnet.

BlackRock operates in a global marketplace impacted by changing market dynamics and economic uncertainty, factors that can significantly affect earnings and stockholder returns in any given period.

The Company’s ability to increase revenue, earnings and stockholder value over time is predicated on its ability to generate new business, including business in Aladdin and other technology products and services. New business efforts depend on BlackRock’s ability to achieve clients’ investment objectives, in a manner consistent with their risk preferences, to deliver excellent client service and to innovate in technology to serve clients’ evolving needs. All of these efforts require the commitment and contributions of BlackRock employees. Accordingly, the ability to attract, develop and retain talented professionals is critical to the Company’s long-term success.

Financial Highlights

(in millions, except per share data)
GAAP:	2019	2018	2017(4)	2016(4)	2015(4)
Total revenue	$14,539	$14,198	$13,600	$12,261	$11,401
Operating income	$5,551	$5,457	$5,254	$4,565	$4,664
Operating margin	38.2%	38.4%	38.6%	37.2%	40.9%
Nonoperating income (expense)(1)	$186	$(76)	$(32)	$(108)	$(69)
Net income attributable to BlackRock, Inc.	$4,476	$4,305	$4,952	$3,168	$3,345
Diluted earnings per common share	$28.43	$26.58	$30.12	$19.02	$19.79

(in millions, except per share data)
As adjusted(2):	2019	2018	2017(4)	2016(4)	2015(4)
Operating income	$5,551	$5,531	$5,269	$4,669	$4,695
Operating margin	43.7%	44.3%	44.1%	43.8%	42.9%
Nonoperating income (expense)(1)	$186	$(76)	$(32)	$(108)	$(70)
Net income attributable to BlackRock, Inc.(3)	$4,484	$4,361	$3,698	$3,210	$3,313
Diluted earnings per common share(3)	$28.48	$26.93	$22.49	$19.27	$19.60

(1)	Net of net income (loss) attributable to noncontrolling interests (“NCI”) (redeemable and nonredeemable).
(2)

BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures.

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures”, for further information on non-GAAP financial measures and for as adjusted items for 2019 and 2018.

In 2016, a restructuring charge, primarily comprised of severance and accelerated amortization expense of previously granted compensation awards, has been excluded to provide more meaningful analysis of BlackRock’s ongoing operations and to ensure comparability among periods presented. In 2015, compensation expense associated with appreciation (depreciation) on investments related to certain BlackRock deferred compensation plans has been excluded as returns on investments set aside for these plans, which substantially offset this expense, are reported in nonoperating income (expense). In 2017, 2016 and 2015, the portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately did not impact BlackRock’s book value.

(3)

Net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted exclude the after-tax impact of the items referred to above and exclude the effect on deferred income tax expense resulting from certain income tax matters. In 2017, $1.2 billion of net tax benefit related to The 2017 Tax Cuts and Jobs Act was excluded from net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted.

(4)

Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. Results for 2015 reflect accounting guidance prior to the adoption of the new revenue recognition standard.

Assets Under Management

The Company’s AUM by product type for the years 2015 through 2019 is presented below.

	December 31,
(in millions)	2019	2018	2017	2016	2015	5-Year CAGR(1)
Equity	$3,820,329	$3,035,825	$3,371,641	$2,657,176	$2,423,772	9%
Fixed income	2,315,392	1,884,417	1,855,465	1,572,365	1,422,368	11%
Multi-asset	568,121	461,884	480,278	395,007	376,336	8%
Alternatives	178,072	143,358	129,347	116,938	112,839	10%
Long-term	6,881,914	5,525,484	5,836,731	4,741,486	4,335,315	10%
Cash management	545,949	448,565	449,949	403,584	299,884	13%
Advisory	1,770	1,769	1,515	2,782	10,213	(39)%
Total	$7,429,633	$5,975,818	$6,288,195	$5,147,852	$4,645,412	10%

(1)	Percentage represents CAGR over a five-year period (2014-2019).

Component changes in AUM by product type for the five years ended December 31, 2019 are presented below.

(in millions)	December 31, 2014	Net inflows (outflows)	Adjustment/ acquisitions and dispositions(1)	Market change	FX impact	December 31, 2019	5-Year CAGR(2)
Equity	$2,451,111	$277,866	$2,590	$1,134,325	$(45,563)	$3,820,329	9%
Fixed income	1,393,653	718,376	18,539	232,306	(47,482)	2,315,392	11%
Multi-asset	377,837	77,525	1,048	123,068	(11,357)	568,121	8%
Alternatives	111,240	48,035	10,121	11,255	(2,579)	178,072	10%
Long-term	4,333,841	1,121,802	32,298	1,500,954	(106,981)	6,881,914	10%
Cash management	296,353	168,051	81,321	6,583	(6,359)	545,949	13%
Advisory	21,701	(18,149)	—	174	(1,956)	1,770	(39)%
Total	$4,651,895	$1,271,704	$113,619	$1,507,711	$(115,296)	$7,429,633	10%

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

(2)	Percentage represents CAGR over a five-year period (2014-2019).

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

At December 31, 2019, total AUM was $7.43 trillion, representing a CAGR of 10% over the last five years. AUM growth during the period was achieved through the combination of net market valuation gains, net inflows and acquisitions, including BKCA, Infraestructura Institucional and FutureAdvisor, which collectively added $2.2 billion of AUM in 2015, BofA Global Capital Management, which added $80.6 billion of AUM in 2016, the First Reserve Transaction, which added $3.3 billion of AUM in 2017 and the net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction, which added $27.5 billion of AUM in 2018. Our AUM mix encompasses a broadly diversified product range, as described below.

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

AUM by investment style and client type at December 31, 2019 is presented below.

(in millions)	Retail	iShares ETFs	Institutional	Total
Active	$608,552	$—	$1,338,670	$1,947,222
Non-ETF Index	94,745	—	2,599,882	2,694,627
iShares ETFs	—	2,240,065	—	2,240,065
Long-term	703,297	2,240,065	3,938,552	6,881,914
Cash management	10,842	—	535,107	545,949
Advisory	—	—	1,770	1,770
Total	$714,139	$2,240,065	$4,475,429	$7,429,633

Retail

BlackRock serves retail investors globally through a wide array of vehicles across the investment spectrum, including separate accounts, open-end and closed-end funds, unit trusts and private investment funds. Retail investors are served principally through intermediaries, including broker-dealers, banks, trust companies, insurance companies and independent financial advisors. Technology solutions, digital distribution tools and a shift toward portfolio construction are increasing the number of financial advisors and end-retail clients using BlackRock products. Retail represented 10% of long-term AUM at December 31, 2019 and 31% of long-term base fees for 2019.

iShares ETFs have a significant retail component but is shown separately below. With the exclusion of iShares ETFs, retail AUM is predominantly comprised of active mutual funds. Mutual funds totaled $565.1 billion, or 80%, of retail long-term AUM at year-end, with the remainder invested in private investment funds and separately managed accounts. 87% of retail long-term AUM is invested in active products.

Component changes in retail long-term AUM for 2019 are presented below.

(in millions)	December 31, 2018	Net inflows (outflows)	Market change	FX impact	December 31, 2019
Equity	$205,714	$(652)	$45,820	$1,531	$252,413
Fixed income	271,588	21,222	11,882	573	305,265
Multi-asset	113,417	(9,291)	16,138	175	120,439
Alternatives	20,131	4,531	506	12	25,180
Total	$610,850	$15,810	$74,346	$2,291	$703,297

The retail client base is diversified geographically, with 70% of long-term AUM managed for investors based in the Americas, 25% in EMEA and 5% in Asia-Pacific at year-end 2019.

•

US retail long-term net inflows of $23.4 billion were led by fixed income net inflows of $22.7 billion. Fixed income net inflows were diversified across exposures and products, with strong flows into municipal, total return, high yield and short duration bond offerings. Equity net inflows of $3.9 billion included the successful close of the $1.4 billion BlackRock Science & Technology Trust II, BlackRock’s largest closed-end fund launch in the last seven years. Alternatives net inflows of $2.7 billion were driven by flows into the BlackRock Global Event Driven fund. Multi-asset net outflows of $5.9 billion were primarily due to outflows from world allocation strategies.

•

International retail long-term net outflows of $7.6 billion resulted from net outflows from equity, multi-asset and fixed income, partially offset by alternatives net inflows. Alternatives net inflows of $1.8 billion were driven by flows into the BlackRock Global Event Driven fund. Equity net outflows of $4.5 billion were primarily due to outflows from European equities, as political and market uncertainty contributed to a risk-off environment in the region. Multi-asset net outflows of $3.4 billion were primarily due to outflows from world allocation strategies.

iShares ETFs

iShares is the leading ETF provider in the world with $2.2 trillion of AUM at December 31, 2019 and was the top asset gatherer globally in 20191 with net inflows of $183.5 billion driving an organic growth rate of 11%. iShares fixed income net inflows of $112.4 billion were diversified across exposures and product lines, led by flows into Core, treasuries and mortgage-backed securities funds. iShares equity net inflows of $64.7 billion were driven by flows into Core funds and factor-based ETFs. iShares ETF multi-asset and alternative funds contributed a combined $6.4 billion of net inflows, primarily into commodities funds. iShares ETFs represented 33% of long-term AUM at December 31, 2019 and 41% of long-term base fees for 2019.

Component changes in iShares ETFs AUM for 2019 are presented below.

(in millions)	December 31, 2018	Net inflows	Market change	FX impact	December 31, 2019
Equity	$1,274,262	$64,705	$292,840	$1,165	$1,632,972
Fixed income	427,596	112,345	25,878	(29)	565,790
Multi-asset	4,485	113	601	11	5,210
Alternatives(1)	25,082	6,329	4,664	18	36,093
Total	$1,731,425	$183,492	$323,983	$1,165	$2,240,065

(1)	Amounts include commodity iShares ETFs.

Our broad iShares ETF product range offers investors a precise, transparent and efficient way to gain exposure to a full range of asset classes and global markets that have been difficult for many investors to access, as well as the liquidity required to make adjustments to their exposures quickly and cost-efficiently.

•	US iShares ETF[2] AUM ended 2019 at $1.7 trillion with $117.9 billion of net inflows driven by strong demand for a diverse range of fixed income products, Core funds and factor-based ETFs.
•	International iShares ETF[2] AUM ended 2019 at $549.0 billion with net inflows of $65.6 billion led by fixed income and equity net inflows of $45.8 billion and $17.1 billion, respectively.

1Source: BlackRock; Bloomberg

2Regional iShares ETF amounts based on jurisdiction of product, not underlying client.

Institutional

BlackRock serves institutional investors on six continents in sub-categories including: pensions, endowments and foundations, official institutions, and financial institutions; institutional AUM is diversified across product and region.

Component changes in institutional long-term AUM for 2019 are presented below.

(in millions)	December 31, 2018	Net inflows (outflows)	Market change	FX impact	December 31, 2019
Active:
Equity	$110,976	$1,852	$27,547	$743	$141,118
Fixed income	538,961	55,006	55,358	2,043	651,368
Multi-asset	336,237	28,785	68,410	801	434,233
Alternatives	93,805	13,813	3,852	481	111,951
Active subtotal	1,079,979	99,456	155,167	4,068	1,338,670
Index:
Equity	1,444,873	(37,552)	380,101	6,404	1,793,826
Fixed income	646,272	75,006	55,969	15,722	792,969
Multi-asset	7,745	(718)	1,203	9	8,239
Alternatives	4,340	166	272	70	4,848
Index subtotal	2,103,230	36,902	437,545	22,205	2,599,882
Total	$3,183,209	$136,358	$592,712	$26,273	$3,938,552

Institutional active AUM ended 2019 at $1.3 trillion, reflecting $99.5 billion of net inflows, positive across all asset classes. Fixed income net inflows of $55.0 billion included two sizable client wins in the second quarter of 2019. Multi-asset strategies saw continued growth, with net inflows of $28.8 billion reflecting ongoing demand for solutions offerings and the LifePath® target-date suite.

Alternatives net inflows of $13.8 billion were led by inflows into infrastructure, private equity and real estate. Excluding return of capital and investment of $5.1 billion, alternatives net inflows were $18.9 billion. In addition, 2019 was another strong fundraising year for illiquid alternatives, and at year-end 2019 we had approximately $24 billion of committed capital to deploy for institutional clients.

In total, Institutional active represented 19% of long-term AUM and 19% of long-term base fees.

Institutional index AUM totaled $2.6 trillion at December 31, 2019, reflecting $36.9 billion of net inflows. Fixed income net inflows of $75.0 billion were driven by demand for liability-driven investment solutions. Equity net outflows of $37.6 billion resulted from client de-risking, re-allocating, re-balancing and seeking liquidity in a more uncertain market environment. Institutional index represented 38% of long-term AUM at December 31, 2019 and accounted for 9% of long-term base fees for 2019.

BlackRock’s institutional franchise generated 5% long-term organic base fee growth in 2019 reflecting strength in higher-fee illiquid alternatives, multi-asset solutions and liability-driven investment strategies.

The Company’s institutional clients consist of the following:

•

Pensions, Foundations and Endowments. BlackRock is among the world’s largest managers of pension plan assets with $2.6 trillion, or 67%, of long-term institutional AUM managed for defined benefit, defined contribution and other pension plans for corporations, governments and unions at December 31, 2019. The market landscape continues to shift from defined benefit to defined contribution, driving strong flows in our defined contribution channel, which had $16.7 billion of long-term net inflows for the year, driven by continued demand for our LifePath target-date suite. Defined contribution represented $1.1 trillion of total pension AUM, and we remain well positioned to capitalize on the on-going evolution of the defined contribution market and demand for outcome-oriented investments. An additional $78.7 billion, or 2%, of long-term institutional AUM was managed for other tax-exempt investors, including charities, foundations and endowments.

•

Official Institutions. BlackRock managed $234.4 billion, or 6%, of long-term institutional AUM for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies at year-end 2019. These clients often require specialized investment advice, the use of customized benchmarks and training support.

•

Financial and Other Institutions. BlackRock is a top independent manager of assets for insurance companies, which accounted for $380.0 billion, or 10%, of institutional long-term AUM at year-end 2019. Assets managed for other taxable institutions, including corporations, banks and third-party fund sponsors for which we provide sub-advisory services, totaled $605.0 billion, or 15%, of long-term institutional AUM at year-end.

Client Type and Product Type

Component changes in AUM by product type and investment style for 2019 are presented below.

(in millions)	December 31, 2018	Net inflows (outflows)	Market change	FX impact	December 31, 2019
Retail:
Equity	$205,714	$(652)	$45,820	$1,531	$252,413
Fixed income	271,588	21,222	11,882	573	305,265
Multi-asset	113,417	(9,291)	16,138	175	120,439
Alternatives	20,131	4,531	506	12	25,180
Retail subtotal	610,850	15,810	74,346	2,291	703,297
iShares ETFs:
Equity	1,274,262	64,705	292,840	1,165	1,632,972
Fixed income	427,596	112,345	25,878	(29)	565,790
Multi-asset	4,485	113	601	11	5,210
Alternatives	25,082	6,329	4,664	18	36,093
iShares ETFs subtotal	1,731,425	183,492	323,983	1,165	2,240,065
Institutional:
Active:
Equity	110,976	1,852	27,547	743	141,118
Fixed income	538,961	55,006	55,358	2,043	651,368
Multi-asset	336,237	28,785	68,410	801	434,233
Alternatives	93,805	13,813	3,852	481	111,951
Active subtotal	1,079,979	99,456	155,167	4,068	1,338,670
Index:
Equity	1,444,873	(37,552)	380,101	6,404	1,793,826
Fixed income	646,272	75,006	55,969	15,722	792,969
Multi-asset	7,745	(718)	1,203	9	8,239
Alternatives	4,340	166	272	70	4,848
Index subtotal	2,103,230	36,902	437,545	22,205	2,599,882
Institutional subtotal	3,183,209	136,358	592,712	26,273	3,938,552
Long-term	5,525,484	335,660	991,041	29,729	6,881,914
Cash management	448,565	93,074	3,054	1,256	545,949
Advisory	1,769	2	(19)	18	1,770
Total	$5,975,818	$428,736	$994,076	$31,003	$7,429,633

Long-term product offerings include alpha-seeking active and index strategies. Our alpha-seeking active strategies seek to earn attractive returns in excess of a market benchmark or performance hurdle while maintaining an appropriate risk profile and leverage fundamental research and quantitative models to drive portfolio construction. In contrast, index strategies seek to closely track the returns of a corresponding index, generally by investing in substantially the same underlying securities within the index or in a subset of those securities selected to approximate a similar risk and return profile of the index. Index strategies include both our non-ETF index products and iShares ETFs.

Although many clients use both alpha-seeking active and index strategies, the application of these strategies may differ. For example, clients may use index products to gain exposure to a market or asset class or may use a combination of index strategies to target active returns. In addition, institutional non-ETF index assignments tend to be very large (multi-billion dollars) and typically reflect low fee rates. Net flows in institutional index products generally have a small impact on BlackRock’s revenues and earnings.

Equity

Year-end 2019 equity AUM totaled $3.8 trillion, reflecting net inflows of $28.4 billion. Net inflows included $64.7 billion into iShares ETFs, driven by net inflows into Core funds and factor-based ETFs, partially offset by non-ETF index and active net outflows of $33.4 billion and $2.9 billion, respectively.

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

Fixed Income

Fixed income AUM ended 2019 at $2.3 trillion, reflecting net inflows of $263.6 billion. iShares ETFs net inflows of $112.3 billion were led by flows into Core, treasuries and mortgage-backed securities funds. Non-ETF index net inflows of $76.3 billion were driven by demand for liability-driven investment solutions. Active net inflows of $75.0 billion included two sizable institutional client wins in the second quarter of 2019, in addition to strong flows in municipal, total return, high yield and short duration bond offerings.

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

Component changes in multi-asset AUM for 2019 are presented below.

(in millions)	December 31, 2018	Net inflows (outflows)	Market change	FX impact	December 31, 2019
Asset allocation and balanced	$174,636	$(13,792)	$23,641	$599	$185,084
Target date/risk	206,334	23,454	46,180	1,110	277,078
Fiduciary	80,402	9,404	16,496	(713)	105,589
FutureAdvisor(1)	512	(177)	35	—	370
Total	$461,884	$18,889	$86,352	$996	$568,121
(1)	FutureAdvisor amounts do not include AUM held in iShares ETFs.

Multi-asset net inflows reflected ongoing institutional demand for our solutions-based advice with $28.1 billion of net inflows coming from institutional clients. Defined contribution plans of institutional clients remained a significant driver of flows and contributed $18.9 billion to institutional multi-asset net inflows in 2019, primarily into target date and target risk product offerings. Retail net outflows of $9.3 billion were primarily due to outflows from world allocation strategies.

The Company’s multi-asset strategies include the following:

•

Asset allocation and balanced products represented 33% of multi-asset AUM at year-end. These strategies combine equity, fixed income and alternative components for investors seeking a tailored solution relative to a specific benchmark and within a risk budget. In certain cases, these strategies seek to minimize downside risk through diversification, derivatives strategies and tactical asset allocation decisions. Flagship products in this category include our Global Allocation and Multi-Asset Income fund families.

•

Target date and target risk products grew 11% organically in 2019, with net inflows of $23.5 billion. Institutional investors represented 90% of target date and target risk AUM, with defined contribution plans representing 84% of AUM. Flows were driven by defined contribution investments in our LifePath offerings. LifePath products utilize a proprietary active asset allocation overlay model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing. Underlying investments are primarily index products.

•

Fiduciary management services are complex mandates in which pension plan sponsors or endowments and foundations retain BlackRock to assume responsibility for some or all aspects of investment management, often with BlackRock acting as outsourced chief investment officer (“OCIO”). These customized services require strong partnership with the clients’ investment staff and trustees in order to tailor investment strategies to meet client-specific risk budgets and return objectives. In 2019, BlackRock saw $9.4 billion of net inflows, or 12% organic growth, in fiduciary mandates.

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

Alternatives

BlackRock alternatives focus on sourcing and managing high-alpha investments with lower correlation to public markets and developing a holistic approach to address client needs in alternatives investing. Our alternatives products fall into three main categories — 1) illiquid alternatives, 2) liquid alternatives, and 3) currency and commodities. Illiquid alternatives include offerings in alternative solutions, private equity, opportunistic and credit, real estate and infrastructure. Liquid alternatives include offerings in direct hedge funds and hedge fund solutions (funds of funds).

In 2019, alternatives generated $24.8 billion of net inflows, or $30.8 billion excluding return of capital/investment of $6.0 billion. The largest contributors to return of capital/investment were private equity solutions, opportunistic and credit strategies, real estate and infrastructure. Net inflows were driven by infrastructure, direct hedge funds, real estate, and private equity and opportunistic strategies. At year-end, we had approximately $24 billion of non-fee paying, unfunded, uninvested commitments, which are expected to be deployed in future years; these commitments are not included in AUM or flows until they are fee-paying.

We believe that as alternatives become more conventional and investors adapt their asset allocation strategies, investors will further increase their use of alternative investments to complement core holdings. Our highly diversified alternatives franchise is well positioned to meet growing demand from both institutional and retail investors.

Component changes in alternatives AUM for 2019 are presented in the table below.

(in millions)	December 31, 2018	Net inflows (outflows)	Market change	FX impact	December 31, 2019	Memo: return of capital/ investment(1)	Memo: committed capital(2)
Illiquid alternatives:
Alternative solutions	$3,498	$273	$180	$29	$3,980	$(536)	$3,287
Private equity and opportunistic:
Private equity solutions	13,308	1,095	(16)	(13)	14,374	(2,009)	5,268
Opportunistic and credit strategies	8,671	2,408	51	(21)	11,109	(1,095)	5,228
Long Term Private Capital	—	2,430	—	—	2,430	—	—
Private equity and opportunistic subtotal	21,979	5,933	35	(34)	27,913	(3,104)	10,496
Real assets:
Real estate	20,262	2,472	1,457	239	24,430	(982)	1,384
Infrastructure	14,088	5,425	(571)	84	19,026	(936)	7,373
Real assets subtotal	34,350	7,897	886	323	43,456	(1,918)	8,757
Total illiquid alternatives	59,827	14,103	1,101	318	75,349	(5,558)	22,540
Liquid alternatives:
Direct hedge fund strategies	29,330	4,337	2,426	141	36,234	—	—
Hedge fund solutions	22,388	(380)	798	8	22,814	(434)	955
Total Liquid alternatives	51,718	3,957	3,224	149	59,048	(434)	955
Currency and commodities	31,813	6,779	4,969	114	43,675	—	—
Total	$143,358	$24,839	$9,294	$581	$178,072	$(5,992)	$23,495

(1)	Return of capital/investment is included in outflows.
(2)

Amount represents client assets that are uninvested commitments, which are currently non-fee paying and are not included in AUM. These commitments are expected to generate fees and will be counted in AUM and flows as the capital is deployed over time.

Illiquid Alternatives

The Company’s illiquid alternatives strategies include the following:

• Alternative Solutions represents highly customized portfolios of alternative investments. In 2019, alternative solutions portfolios had $0.3 billion of net inflows.

•

Private Equity and Opportunistic included $14.4 billion in private equity solutions, $11.1 billion in opportunistic and credit offerings, and $2.4 billion in Long Term Private Capital (“LTPC”). LTPC was launched in 2019, and is a perpetual, direct private equity fund designed to create value for the long-term, limit re-investment risk and operate with lower volatility than comparable vehicles. Net inflows of $5.9 billion into private equity and opportunistic strategies included $2.4 billion of net inflows into both LTPC and opportunistic and credit offerings, and $1.1 billion of net inflows into private equity solutions.

•	Real Assets, which includes infrastructure and real estate, totaled $43.5 billion, reflecting net inflows of $7.9 billion, led by infrastructure deployments.

Liquid Alternatives

The Company’s liquid alternatives products’ net inflows of $4.0 billion were due to net inflows of $4.3 billion from direct hedge funds, partially offset by $0.3 billion of net outflows from hedge fund solutions. Direct hedge fund AUM includes a variety of single- and multi-strategy offerings.

Currency and Commodities

The Company’s currency and commodities products include a range of active and index products.

Currency and commodities products had $6.8 billion of net inflows, primarily driven by iShares ETFs. iShares ETFs commodities products represented $36.1 billion of AUM and are not eligible for performance fees.

Cash Management

Cash management AUM totaled $545.9 billion at December 31, 2019, reflecting $93.1 billion of net inflows. Cash management products include taxable and tax-exempt money market funds, short term investment funds and customized separate accounts. Portfolios are denominated in US dollars, Canadian dollars, Australian dollars, Euros, Swiss Francs, New Taiwan Dollars or British pounds. Strong growth in cash management reflects BlackRock’s success in leveraging scale for clients and delivering innovative digital distribution and risk management solutions.

Client Region

Our footprints in the Americas, EMEA and Asia-Pacific regions reflect strong relationships with intermediaries and an established ability to deliver our global investment expertise in funds and other products tailored to local regulations and requirements.

AUM by product type and client region at December 31, 2019 is presented below.

(in millions)	Americas	EMEA	Asia-Pacific	Total
Equity	$2,708,870	$876,590	$234,869	$3,820,329
Fixed income	1,315,748	777,121	222,523	2,315,392
Multi-asset	388,931	153,067	26,123	568,121
Alternatives	92,145	61,041	24,886	178,072
Long-term	4,505,694	1,867,819	508,401	6,881,914
Cash management	403,742	133,846	8,361	545,949
Advisory	1,518	252	—	1,770
Total	$4,910,954	$2,001,917	$516,762	$7,429,633

Component changes in AUM by client region for 2019 are presented below.

(in millions)	December 31, 2018(1)	Net inflows (outflows)	Market change	FX impact	December 31, 2019
Americas	$3,931,771	$280,069	$691,361	$7,753	$4,910,954
EMEA	1,615,140	122,787	243,226	20,764	2,001,917
Asia-Pacific	428,907	25,880	59,489	2,486	516,762
Total	$5,975,818	$428,736	$994,076	$31,003	$7,429,633

(1)	2018 AUM reflects the reclassification of $16.0 billion of aggregate AUM in the Iberia region (primarily Spain) from the Americas to EMEA.

Americas

Net inflows of $280.1 billion were positive across all asset classes, with net inflows into fixed income, cash, equity, multi-asset and alternatives of $168.0 billion, $62.4 billion, $21.1 billion, $15.2 and $13.4 billion, respectively. During the year, we served clients through offices in 32 states in the United States as well as Canada, Mexico, Brazil, Chile and Colombia.

EMEA

EMEA net inflows of $122.8 billion reflected net inflows into fixed income, cash, equity, alternatives and multi-asset of $64.7 billion, $29.4 billion, $15.9 billion, $9.3 and $3.5 billion, respectively. Our offerings include fund families in the United Kingdom, the Netherlands, Luxembourg and Dublin and iShares ETFs listed on stock exchanges throughout Europe, as well as separate accounts and pooled investment products.

Asia-Pacific

Asia-Pacific net inflows of $25.9 billion were primarily due to fixed income net inflows of $30.9 billion, partially offset by equity net outflows of $8.6 billion. Clients in the Asia-Pacific region are served through offices in Japan, Australia, Hong Kong, Singapore, Taiwan, Korea, China, and India.

Investment Performance

Investment performance across active and index products as of December 31, 2019 was as follows:

	One-year period	Three-year period	Five-year period
Fixed income:
Actively managed AUM above benchmark or peer median
Taxable	87%	86%	89%
Tax-exempt	61%	79%	77%
Index AUM within or above applicable tolerance	95%	98%	91%
Equity:
Actively managed AUM above benchmark or peer median
Fundamental	71%	76%	82%
Systematic	54%	84%	82%
Index AUM within or above applicable tolerance	97%	98%	99%

Performance Notes. Past performance is not indicative of future results. Except as specified, the performance information shown is as of December 31, 2019 and is based on preliminary data available at that time. The performance data shown reflects information for all actively and passively managed equity and fixed income accounts, including US registered investment companies, European-domiciled retail funds and separate accounts for which performance data is available, including performance data for high net worth accounts available as of November 30, 2019. The performance data does not include accounts terminated prior to December 31, 2019 and accounts for which data has not yet been verified. If such accounts had been included, the performance data provided may have substantially differed from that shown.

Performance comparisons shown are gross-of-fees for institutional and high net worth separate accounts, and net-of-fees for retail funds. The performance tracking shown for index accounts is based on gross-of-fees performance and includes all institutional accounts and all iShares funds globally using an index strategy. AUM information is based on AUM available as of December 31, 2019 for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund. Fund performance reflects the reinvestment of dividends and distributions.

Performance shown is derived from applicable benchmarks or peer median information, as selected by BlackRock, Inc. Peer medians are based in part on data either from Lipper, Inc. or Morningstar, Inc. for each included product.

TECHNOLOGY SERVICES

BlackRock offers investment management technology systems, risk management services, wealth management and digital distribution tools on a fee basis. Aladdin is our proprietary technology platform, which serves as the investment and risk management system for both BlackRock and a growing number of institutional investors around the world. BlackRock offers risk reporting capabilities via the Aladdin Risk offering, as well as investment accounting capabilities. Aladdin Provider is a tool used by BlackRock’s custodial partners, connecting them to the platform to add operational efficiency. BlackRock also offers a number of wealth management technology tools offering digital advice, portfolio construction capabilities and risk analytics for retail distributors. These tools include Aladdin Wealth, which provides wealth management firms and their financial professionals with institutional-quality business management, portfolio construction, modeling and risk analytics capabilities, FutureAdvisor, a digital wealth management platform that provides financial institutions with technology-enabled investment advisory capabilities to manage their clients’ investments, and Cachematrix, a leading provider of financial technology which simplifies the cash management process for banks and their corporate clients in a streamlined, open-architecture platform. In 2019, BlackRock completed the acquisition of eFront, a leading end-to-end alternative investment management software and solutions provider. eFront will continue to be offered on a standalone basis, and, in combination with Aladdin, will provide clients with an ability to manage portfolios and risk across public and private asset classes on a single platform.

Technology services revenue of $974 million was up 24% year-over-year, reflecting the impact of the eFront acquisition and continued growth in Aladdin. Aladdin, which represented the majority of technology services revenue for the year, continues to benefit from trends favoring global investment platform consolidation and multi-asset risk solutions. Aladdin assignments are typically long-term contracts that provide recurring revenue.

At year-end, BlackRock technology services clients included banks, insurance companies, official institutions, pension funds, asset managers, asset servicers, retail distributors and other investors across North America, South America, Europe, Asia and Australia.

In addition, BlackRock has made minority investments in the digital distribution companies Scalable Capital and iCapital, Acorns, a micro-investing tool, and Envestnet, a leading independent provider of technology-enabled, web-based investment solutions and services to financial advisors. BlackRock records its share of income related to minority investments accounted for under the equity method in other revenue. BlackRock records gains and losses related to changes in value of other minority investments in nonoperating income (expense).

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

Outstanding loan balances ended the year at approximately $290 billion, up from $267 billion at year-end 2018. On average, relative to 2018, intrinsic lending spreads were slightly lower, while average cash reinvestment rates remained roughly flat. However, continued asset gathering in lending products resulted in increased balances compared to 2018.

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

Employees

At December 31, 2019, BlackRock had a total of approximately 16,200 employees, including approximately 8,600 located in offices outside the United States.

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

Systemically Important Financial Institution (“SIFI”) Review

The Financial Stability Oversight Council (“FSOC”) has the authority to designate nonbank financial institutions as SIFIs in the United States. In July 2014, the FSOC pivoted from its previous entity-specific approach to designation and indicated that it would focus on a products and activities-based approach to designation in connection with addressing potential risks in the financial system related to asset management. In December 2019, the FSOC re-affirmed this approach when it voted to change its methodology for assessing financial stability to a products and activities-based approach. This reduces the risk of entity-level designation, however the FSOC retains the authority to designate an entity if an activities-based approach does not adequately address potential risks. In the event that BlackRock is designated as a SIFI under Dodd-Frank, it could become subject to enhanced regulatory requirements and direct supervision by the Board of Governors of the Federal Reserve (the “Federal Reserve”).

Taxation

BlackRock’s businesses may be directly or indirectly affected by tax legislation and regulation, or the modification of existing tax laws, by US or non-US tax authorities. In the US, legislation has been proposed in the House and Senate to enact a financial transaction tax (“FTT”) on stocks, bonds and a broad range of financial instruments and derivative transactions. In the European Union (“EU”), certain Member States have also enacted similar FTTs and the European Commission has proposed legislation to harmonize these taxes and provide for the adoption of EU-level legislation applicable to some (but not all) EU Member States. If enacted as proposed, FTTs could have an adverse effect on BlackRock’s financial results and clients’ performance results.

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

Regulation of Swaps and Derivatives

The SEC, Federal Reserve, the Internal Revenue Service (“IRS”) and the Commodity Futures Trading Commission (“CFTC”) each continue to review practices and regulations relating to the use of futures, swaps and other derivatives. Such reviews could result in regulations that restrict or limit the use of such products by funds or accounts. If adopted, these limitations could require BlackRock to change certain business practices or implement new compliance processes, which could result in additional costs and/or restrictions.

In November 2019, the SEC proposed a rule designed to enhance the regulation of the use of derivatives by registered investment companies, including mutual funds (other than money market funds), ETFs and closed-end funds, as well as business development companies.  The proposed rule would permit such funds to use derivatives, such as forwards, futures, swaps and written options, that create future payment obligations, provided that the funds comply with certain conditions including adopting a derivatives risk management program and complying with a limit on the amount of leverage-related risk that a fund may obtain, based on value-at-risk.  If adopted without change, the proposed rule would increase BlackRock’s disclosure and compliance obligations and may impact certain funds’ usage of derivatives and investment strategy.

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

In the US, certain interest rate swaps and certain index credit default swaps are subject to Dodd-Frank central clearing and electronic trading venue execution requirements, with additional products and asset classes potentially becoming subject to these requirements in the future. In the EU, central clearing and trading venue requirements for certain swap transactions have become effective for certain types of BlackRock funds and accounts. On March 1, 2017, most derivatives transactions that are not centrally cleared, including non-deliverable foreign exchange forward transactions and currency option transactions, became subject to requirements in the US, EU and numerous other jurisdictions to post or collect mark-to-market margin payments. For certain BlackRock funds and accounts, initial margin requirements may apply in the future in addition to such mark-to-market margin payments. These rules and regulations have the potential to increase the complexity and cost of trading non-cleared derivatives for BlackRock's clients, and may produce regulatory inconsistencies in global derivatives trading rules and increase BlackRock’s operational and legal risks.

Regulation of Exchange-Traded Funds

As part of a focus on financial stability issues and due to the significant growth of this product class over the last few years, regulators globally are examining the implications of an increased presence of ETFs in the markets, including those related to transparency, liquidity and structural resiliency. BlackRock and other sponsors of ETFs are working with market participants and regulators to address certain of these issues but there can be no assurance that structural or regulatory reforms will be implemented in a manner favorable to BlackRock, or at all. Depending on the outcome of this renewed regulatory analysis, or any associated structural reforms, ETF products may become subject to increased regulatory scrutiny or restrictions, which may require BlackRock to incur additional compliance and reporting expenses and adversely affect the Company’s business.

In addition, in September 2019, the SEC adopted rule 6c-11 under the Investment Company Act of 1940 (the “Investment Company Act”) known as the “ETF Rule”. The ETF Rule will allow ETFs that satisfy certain conditions to operate without first obtaining individual exemptive relief from the SEC. The ETF Rule is designed to create a clear and consistent regulatory framework for most ETFs operating today and will impact all BlackRock ETFs registered under the Investment Company Act (including iShares ETFs). The ETF Rule and related form amendments became effective in December 2019. The form amendments will have a transition period of one year following the effective date. In addition, the ETF Rule rescinds, one year after its effective date, the existing exemptive relief for all eligible ETFs (including iShares ETFs).

Volcker Rule

Provisions of Dodd-Frank referred to as the “Volcker Rule” created a new section of the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”) that places limitations on the ability of banks and their subsidiaries to engage in proprietary trading and to invest in and transact with certain private investment funds, including hedge funds, private equity funds and funds of funds (collectively “covered funds”). The Bank Holding Company Act by its terms does not currently apply to BlackRock. The Federal Reserve has taken the position that PNC’s ownership interest in BlackRock, which is approximately 22%, in combination with certain other factors, causes BlackRock to be treated as a nonbank subsidiary of PNC for the purpose of the Bank Holding Company Act and that BlackRock is subject to banking regulation. Based on this interpretation of the Bank Holding Company Act, the Federal Reserve could initiate a process to formally determine that PNC controls BlackRock under the terms of the Bank Holding Company Act. Any such determination, if successful, would subject BlackRock to current and future regulatory requirements under the Bank Holding Company Act, including the Volcker Rule. Conformance with the Volcker Rule may require BlackRock to sell certain seed and co-investments that it holds in its covered funds, which may occur at a discount to existing carrying value depending on market conditions.

Standards of Conduct Rulemaking

In June 2019, the SEC adopted a package of rulemakings and interpretations addressing investment adviser and broker-dealer standards of conduct. The package includes new rules requiring registered advisers and registered broker-dealers to provide a relationship summary to retail investors, a new rule establishing a standard of conduct for broker-dealers when making recommendations to retail customers and two new interpretations under the Investment Advisers Act of 1940 (the “Advisers Act”). The rulemakings and interpretations could increase BlackRock’s disclosure obligations, impact distribution arrangements between BlackRock and its distribution partners, create compliance and operational challenges for BlackRock’s distribution partners and limit BlackRock’s ability to provide certain other services to its clients. The Department of Labor (“DoL”) has also indicated it intends to propose a standards of conduct rule in 2020.

SEC Guidance on Proxy Voting Responsibilities of Investment Advisors

In August 2019, the SEC published guidance to assist investment advisers with their proxy voting responsibilities under the Advisers Act. The guidance confirmed that investment advisers’ fiduciary duties of care and loyalty to their clients apply to proxy voting and encouraged advisors with voting authority to review their policies and procedures in detail and consider whether more analysis may be required under certain circumstances, including when a proxy advisory firm’s services are retained.  This guidance could impact voting arrangements between BlackRock and its clients, and lead to additional compliance, operational and disclosure obligations for BlackRock.

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

Securities and Exchange Commission Rulemakings for US Registered Funds and Investment Advisers

BlackRock’s business may also be impacted by SEC regulatory initiatives. The SEC and its staff are engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. These efforts relate to, among other things, embedded leverage through the use of derivatives and other trading practices, cybersecurity, liquidity, enhanced regulatory and public reporting requirements and the evaluation of systemic risks. The SEC has adopted rules that include (i) new monthly and annual reporting requirements for certain US registered funds; (ii) enhanced reporting regimes for investment advisers; and (iii) implementing liquidity risk management programs for ETFs and open-end funds, other than money market funds. These rules increase, and any additional rules or regulatory initiatives resulting from the SEC's efforts may increase, BlackRock’s public reporting and disclosure requirements, which could be costly and may impede BlackRock’s growth.

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

British Exit from the EU

Following the June 2016 vote to exit the EU, commonly referred to as Brexit, the United Kingdom (“UK”) left the EU on January 31, 2020 and entered an eleven-month transition period during which the UK, and UK-based entities, will retain the rights and obligations of EU membership.

Substantial uncertainty remains surrounding the future relationship between the UK and EU, but the UK government has indicated its preference for negotiating a trade deal with the EU before the end of the transition period rather than continuing Single Market or Customs Union membership. BlackRock is implementing a number of steps to prepare for various outcomes, including there being no agreement in place when the transition period expires. These steps, many of which are time consuming and costly, include effecting organizational, governance and operational changes, applying for and receiving licenses and permissions in the EU, and engaging in client communications, and are expected to add complexity to BlackRock’s European operations. In addition, depending on the terms of the future relationship between the UK and the EU, BlackRock may experience further organizational and operational challenges and incur additional costs in connection with its European operations during the transition period and post-Brexit, which may impede the Company’s growth or impact its financial performance.

Reform of Investment Markets

BlackRock is subject to numerous regulatory reform initiatives that may affect the Company’s provision of investment services globally. In Europe, the Markets in Financial Instruments Directive (“MiFID”) governing the provision of investment services has been revised and is accompanied by an associated Regulation (together with certain secondary regulation, “MiFID II”). The Regulation’s requirements generally apply consistently across the EU. The MiFID II reforms, which came into force in January 2018, are substantive, materially changing market transparency requirements, enhancing protections afforded to investors, and increasing operational complexity for the Company. New disclosure and reporting obligations have been introduced, together with restrictions on how research may be funded and the nature of payments that may be provided to distributors. MiFID II, together with other market structure reforms, force more derivatives to be traded on-exchange, introduce new commodity derivatives position limits and significantly enhance reporting obligations associated with individual trades. The broad nature of the MiFID II reforms impact BlackRock’s product development, client servicing and distribution models. In particular, additional disclosures are required to be made in respect of costs and fees BlackRock charges to certain of its clients. MiFID II also impacts the ability of certain of BlackRock’s distribution partners to accept commissions from BlackRock for distributing BlackRock funds. Similar reforms have been introduced in Switzerland and Australia.

EU Market Access

The European Commission and certain EU Member States have recently advanced a more restrictive approach to the need for a third country (i.e. non-EU country) to obtain “equivalence,” which is the process by which the legal, regulatory, and/or supervisory system in non-EU Member States is recognised by the European Commission as comparably effective to that in the EU, thereby allowing firms established in such non-EU Member States a degree of access to the EU single market in financial services. In addition, in 2019, the European Commission commenced a review of the Alternative Investment Fund Managers Directive to assess, among other things, the effectiveness of regulation on third country fund marketing passports and the continuation of national private placement regimes. To the extent the review results in formal legislation that limits the scope of existing permitted activities and EU market access rights for asset management firms with non-EU operations, BlackRock’s ability to access EU-based clients may be adversely affected.

Cessation of LIBOR

The Financial Conduct Authority (“FCA”), which regulates the administrator of the London Interbank Offered Rate (LIBOR) has announced that it will no longer compel panel banks to submit rates for LIBOR after year-end 2021. As a result, sterling LIBOR and certain other indices which are utilized as benchmarks may no longer be published. The disappearance, or change in the manner of administration, of these benchmarks could result in adverse consequences to the return on, value of and market for any BlackRock investments in instruments and securities linked to such benchmarks. BlackRock may also face operational challenges adopting successor benchmarks.

Revised EU Capital Requirements for Investment Firms

In December 2017, the European Commission published a proposal for a new Directive and Regulation on prudential requirements for MiFID investment firms. The proposal passed the EU legislative process and the final texts of the Regulation and Directive were published in December 2019. The new legislative package, which comes into effect in 2021, will result in changes to the amount of regulatory capital BlackRock is required to hold in the EU and how such capital is calculated, as well as introduce revised disclosure obligations for large investment firms.

UK Asset Management Market Study

The FCA has adopted requirements for UK fund managers to assess whether the retail collective investments they manage offer “value” to investors. Beginning in 2020, BlackRock will be required annually to disclose the conclusions of its assessment based upon various factors including cost, performance and comparable services. If “value” has not been provided to consumers, BlackRock will need to address any identified deficiencies. The FCA also requested that the UK’s Competition and Markets Authority (“CMA”) assess the investment consultant and fiduciary markets. The CMA’s final report identified a number of competition issues in such markets and the UK regulatory regime will be revised in 2020 to introduce mandatory tendering of investment consultancy and fiduciary management services, and new standards of disclosure of fees and performance. The CMA’s remedies could have a significant impact on BlackRock’s ability to enter into fiduciary and investment management mandates with UK pension fund clients.

Macroprudential Policies for Asset Managers

Certain European policymakers continue to raise concerns about liquidity and leverage risks in the asset management industry and wider market-based finance sector. These concerns may lead to macroprudential policy measures being applied to open-ended investment funds broadly, or regulation being introduced that requires changes to the structural features of certain open-ended investment funds. Either eventuality could limit BlackRock’s ability to offer products to certain clients and/or result in clients altering their investment strategies or allocations in a manner that is adverse to BlackRock.

Senior Managers and Certification Regime

In the UK, the FCA extended the Senior Managers and Certification Regime (“SMCR”) to all financial services firms in December 2019. The regime imposes greater accountability and responsibility across the senior management of UK financial services firms by making individuals in impacted firms more accountable for conduct and competence. SMCR impacts nearly all staff of the Company in the UK, and requires extensive documentation to support senior managers and evidence the discharge of their responsibilities.

EU Shareholder Rights Directive

The European Commission has revised the Shareholder Rights Directive to enhance engagement between companies and their long-term shareholders. The revisions, which became effective in June 2019, require investment managers to provide EU institutional investors with enhanced disclosures on shareholder engagement and voting, and information on how the manager’s investment strategy contributes to such investors’ medium to long-term performance.

EU Sustainability Regulation

In 2018, the European Commission introduced a number of regulatory proposals to underpin sustainable investment products; require disclosure of sustainability-related information by market participants, investments products, and issuers; and require the integration of sustainability considerations into the investment and risk management processes of asset managers and other institutional investors.  Rules arising from the reform proposals will come into effect beginning in 2021.

EXISTING US REGULATION - OVERVIEW

BlackRock and certain of its US subsidiaries are currently subject to extensive regulation, primarily at the federal level, by the SEC, the DoL, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (“NFA”), the CFTC and other federal government agencies and regulatory bodies.

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

Certain of BlackRock’s business activity in California is subject to the California Consumer Privacy Act (“CCPA”), which became effective in January 2020 and which provides for enhanced consumer protections for California residents. The CCPA imposes new obligations on BlackRock for the handling, disclosure and deletion of personal information for California residents. Any failure by BlackRock to comply with the CCPA may result in fines, enhanced regulatory scrutiny and/or reputational harm.

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

As described in “Item 1-Business”, as of December 31, 2019 PNC owned approximately 22% of BlackRock’s capital stock, which may subject BlackRock to banking regulation as a nonbank subsidiary of PNC. The Bank Holding Company Act by its terms does not currently apply to BlackRock. The Federal Reserve has taken the position that this ownership interest, in combination with certain other factors, causes BlackRock to be treated as a nonbank subsidiary of PNC for the purpose of the Bank Holding Company Act and that BlackRock is subject to banking regulation. Based on this interpretation of the Bank Holding Company Act, the Federal Reserve could initiate a process to formally determine that PNC controls BlackRock under the terms of the Bank Holding Company Act. Any such determination, if successful, would subject BlackRock to current and future regulatory requirements under the Bank Holding Company Act, including the Volcker Rule, that are more restrictive than those the Company is subject to under other applicable laws, as well as the enforcement authority of the Federal Reserve, which includes the power to impose substantial fines and other penalties for violations. Any effort by BlackRock to contest a control determination by the Federal Reserve may be costly and complex, and may not result in a reversal of such determination.

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

BlackRock’s UK-regulated subsidiaries and other European subsidiaries and branches must comply with the pan-European regulatory regime established by MiFID II, which regulates the provision of investment services and activities throughout the EU. MiFID II sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes pre- and post-trade transparency requirements for equity and non-equity markets and extensive transaction reporting requirements. Certain BlackRock European subsidiaries must also comply with the Consolidated Life Directive and Insurance Distribution Directive. In addition, relevant entities must comply with revised obligations on capital resources for banks and certain investment firms (the Capital Requirements Directive and Capital Requirements Regulation). These include requirements on capital, as well as matters of governance and remuneration. Relevant BlackRock entities must also comply with the requirements of the Alternative Investment Fund Managers Directive, which imposes obligations on the authorization and capital, conduct of business, organization, transparency and marketing of alternative investment funds that are sold in, or marketed to, the EU. The obligations introduced through these regulations and directives will have a direct effect on some of BlackRock’s European operations.

BlackRock’s EU-regulated subsidiaries are also subject to the European Market Infrastructure Regulation (“EMIR”), an EU regulation governing derivatives, central counterparties and trade repositories, which requires (i) the central clearing of standardized over-the-counter (“OTC”) derivatives, (ii) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives (including the exchange of collateral with certain counterparties) and (iii) the reporting of all derivative contracts to a European Securities and Markets Authority registered or recognized derivatives trade repository.

The EU has also adopted directives on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (“UCITS”). The latest initiative in this area, UCITS V, aligns the UCITS depositary regime, UCITS remuneration rules and regulators’ power to sanction for breaches of the UCITS Directive with the requirements of the Alternative Investment Fund Managers Directive. Compliance with the UCITS directive subjects BlackRock to additional expenses associated with depositary oversight and other organizational requirements.

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

Changes in interest or foreign exchange rates and/or divergent beta may cause BlackRock’s AUM and base fees to fluctuate and introduce volatility to the Company’s net income and operating cash flows.

In recent years, there have been prolonged periods of historically low interest rates, interspersed with periods in which certain central banks globally began increasing rates. BlackRock’s business is directly and indirectly affected by changes in global interest rates. Similarly, due to the global nature of BlackRock’s operations, a portion of its business is conducted in currencies other than the U.S. dollar. Any failure by BlackRock to manage movements in foreign exchange rates relative to the U.S. dollar or its exposure to interest rates may cause BlackRock’s AUM to fluctuate and introduce volatility to the Company’s base fees, net income and operating cash flows.

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

The investment management industry is highly competitive and BlackRock competes based on a number of factors including: investment performance, its technology and portfolio construction offerings, the level of fees charged, the quality and breadth of services and products provided, name recognition and reputation, and the ability to develop new investment strategies and products to meet the changing needs of investors. In addition, the introduction of new technologies, as well as regulatory changes, have altered the competitive landscape for investment managers, which may lead to additional fee compression or require BlackRock to spend more to modify or adapt its product offerings to attract and retain customers and remain competitive with products and services offered by other financial institutions, technology companies, trading, advisory or asset management firms. Increased competition on the basis of any of these factors, including competition leading to fee reductions on existing or new business, may cause the Company’s AUM, revenue and earnings to decline.

Failure to maintain Aladdin’s competitive position in a dynamic market could lead to a loss of clients and could impede BlackRock’s productivity and growth.

The sophisticated risk analytics, portfolio management, trade execution and investment operations that BlackRock provides via its technology platform to support investment advisory and Aladdin clients are important elements of BlackRock’s competitive success. Aladdin’s competitive position is based in part on its ability to combine risk analytics with portfolio management, trading and operations tools on a single platform. Increased competition from risk analytics and investment management technology providers, including as a result of growing industry consolidation giving rise to competitors with increasingly sophisticated and comprehensive product offerings, or a shift in client demand away to standalone or internally developed solutions, whether due to price competition, perceived client market share, platform flexibility or market-based or regulatory factors, may weaken Aladdin’s competitive position and may cause the Company’s revenue and earnings to decline. In addition, to the extent that Aladdin competitors are able to innovate more effectively than BlackRock or leverage delivery models that provide clients faster time to market, lower costs or the ability to more seamlessly combine or bundle with other service offerings, BlackRock may lose existing clients or fail to capture future market share, which may impede its productivity and growth. Moreover, although BlackRock takes steps to safeguard against infringements of its intellectual property, there can be no assurance that the Company will be able to effectively protect and enforce its intellectual property rights in Aladdin.

BlackRock may be unable to develop new products and services and the development of new products and services may expose BlackRock to reputational harm, additional costs or operational risk.

BlackRock’s financial performance depends, in part, on its ability to react to changes in the asset management industry, respond to evolving client demands and develop, market and manage new investment products and services. Conversely, the development and introduction of new products and services, including the creation of products with a focus on environmental, social and governance (“ESG”) matters, requires continued innovative effort on the part of BlackRock and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. There can be no assurance that BlackRock will be able to innovate effectively in order to develop new products or services that address the needs of its clients on the timescale they require. Any failure to develop new products and services, or successfully manage associated operational risks, could harm BlackRock’s reputation and expose the Company to additional costs, which may cause its AUM, revenue and earnings to decline.

Changes in the value of seed and co-investments that BlackRock owns could affect its income and could increase the volatility of its earnings.

At December 31, 2019, BlackRock’s net economic investment exposure of approximately $2.7 billion in its investments (see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investments”) primarily resulted from co-investments and seed investments in its sponsored investment funds. Movements in the equity, debt or currency markets, or in the price of real assets, commodities or other alternative investments, could lower the value of these investments as well as other minority investments, increase the volatility of BlackRock’s earnings and cause earnings to decline.

BlackRock indemnifies certain securities lending clients for specified losses as a result of a borrower default.

BlackRock provides borrower default indemnification to certain of its securities lending clients. In the event of a borrower default, BlackRock would use the collateral pledged by the borrower to repurchase securities out on loan in order to replace them in a client’s account. Borrower default indemnification is limited to the shortfall that occurs in the event the collateral available at the time of the borrower’s default is insufficient to repurchase those securities out on loan. BlackRock requires all borrowers to mark to market their pledged collateral daily to levels in excess of the value of the securities out on loan to mitigate the likelihood of the indemnity being triggered. Where the collateral is in the form of cash, the indemnities BlackRock provides do not guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which that cash collateral is invested. The amount of securities on loan as of December 31, 2019 and subject to this type of indemnification was $210 billion. In the Company’s capacity as lending agent, cash and securities totaling $226 billion was held as collateral for indemnified securities on loan at December 31, 2019. Significant borrower defaults occurring simultaneously with rapid declines in the value of collateral pledged and/or increases in the value of the securities loaned may create collateral shortfalls, which could result in material liabilities under these indemnities and may cause the Company’s revenue and earnings to decline.

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

Increased geopolitical unrest and other events outside of BlackRock’s control could adversely affect the global economy or specific international, regional and domestic markets, which may cause BlackRock’s AUM, revenue and earnings to decline.

Geopolitical risks, including those arising from trade tension, European fragmentation, unrest in the Middle East, Brexit negotiations and terrorist activity, as well as acts of civil or international hostility, are increasing. Similarly, other events outside of BlackRock’s control, including natural disasters, pandemics or health crises (such as the coronavirus), may arise from time to time. Any such events, and responses thereto, may cause significant volatility and declines in the global markets, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, as well as the Company’s products, clients, vendors and employees, which may cause BlackRock’s AUM, revenue and earnings to decline.

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

The Company’s management believes that investment performance, including the efficient delivery of beta, is one of the most important factors for the growth and retention of AUM. Poor investment performance relative to applicable portfolio benchmarks, aggregate fee levels or competitors may cause AUM, revenue and earnings to decline as a result of:

•	client withdrawals in favor of better performing products offered by competitors;
•	client shifts to products that charge lower fees;
•	the diminishing ability to attract additional funds from existing and new clients;
•	reduced, minimal or no performance fees;
•	an impairment to the value of intangible assets and goodwill; or
•	a decrease in the valuations of seed and co-investment capital.

Performance fees may increase volatility of both revenue and earnings.

A portion of BlackRock’s revenue is derived from performance fees on investment advisory assignments. Performance fees represented $450 million, or 3%, of total revenue for the year ended December 31, 2019. Generally, the Company is entitled to a performance fee only if the agreement under which it is managing the assets provides for one and if returns on the related portfolio exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, a performance fee for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. The volatility of the Company’s future revenue and earnings may also be affected due to illiquid alternatives becoming an increasing component of the overall composition of the Company’s performance fee generating assets. In particular, as BlackRock takes on more advisory assignments for illiquid investments, performance fees will generally be recognized over substantially longer multi-year periods than those associated with more liquid products.

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

TECHNOLOGY AND OPERATIONAL RISKS

A failure in, or disruption to, BlackRock’s operational systems or infrastructure, including business continuity plans, could adversely affect operations, damage the Company’s reputation and cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s infrastructure, including its technological capacity, data centers and office space, is vital to the competitiveness of its business. Moreover, a significant portion of BlackRock’s critical business operations are concentrated in a limited number of geographic areas, including San Francisco, New York, London, Budapest and Gurgaon. The failure to maintain an infrastructure commensurate with the size and scope of BlackRock’s business, or the occurrence of a business outage or event outside BlackRock’s control, including a major earthquake, hurricane, fire, terrorist act, pandemic, health crisis (such as the coronavirus) or other catastrophic event, or the actions of individuals or groups seeking to disrupt BlackRock’s operations in any location at which BlackRock maintains a major presence, could materially impact operations, result in disruption to the business or impede its growth.

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

A cyber-attack or a failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt operations and lead to financial losses and reputational harm, which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock is dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities it maintains to protect its computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a cyber-attack including a phishing scam, malware, or denial-of-service attack, or an internally caused incident, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information. Moreover, developments in BlackRock’s use of process automation, as well as the increased use of mobile and cloud technologies, could heighten these and other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond BlackRock’s control. BlackRock’s growing exposure to the public Internet, as well as reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks, could disrupt BlackRock’s operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

There have been a number of recent highly publicized cases involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information and the unauthorized transfer of customer funds, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including nation state actors and terrorist organizations. BlackRock has been the target of attempted cyber-attacks, as well as the co-opting of its brand, and must monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt BlackRock’s operations and cause financial losses. Although BlackRock has implemented policies and controls, and takes protective measures involving significant expense, to strengthen its computer systems, processes, software, technology assets and networks to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures prove effective. Moreover, due to the complexity and interconnectedness of BlackRock’s systems, the process of upgrading or patching the Company’s protective measures could itself create a risk of security issues or system disruptions for the Company, as well as for clients who rely upon, or have exposure to, BlackRock’s systems.

In addition, due to BlackRock’s interconnectivity with third-party vendors, advisors, central agents, exchanges, clearing houses and other financial institutions, BlackRock may be adversely affected if any of them is subject to a successful cyber-attack or other information security event, including those arising due to the use of mobile technology or a third-party cloud environment. BlackRock also routinely transmits and receives personal, confidential or proprietary information by email and other electronic means. The Company collaborates with clients, vendors and other third parties to develop secure transmission capabilities and protect against cyber-attacks. However, BlackRock cannot ensure that it or such third parties have all appropriate controls in place to protect the confidentiality of such information.

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

Failure or unavailability of third-party dependencies may adversely affect Aladdin operations, which could cause reputational harm, lead to a loss of clients and impede BlackRock’s productivity and growth.

BlackRock must maintain effective infrastructure, including a robust and secure technological framework, in order to maximize the benefit of the Aladdin platform. In so doing, it relies in part on certain third-party service providers. For example, Aladdin’s data architecture depends on third-party providers of technology solutions, including the ability of such parties to scale and perform in response to Aladdin’s growth. In addition, the analytical capabilities of Aladdin depend on the ability of a number of third parties to provide data and other information as inputs into Aladdin’s analytical calculations. Although BlackRock has implemented internal controls and procedures, and maintains a robust vendor management program designed to perform diligence and monitor third parties that support the Aladdin platform, there can be no assurance that these measures will prove effective. Any failure by third parties to maintain infrastructure that is commensurate with Aladdin’s size and growth, or provide the data or information required to support its varying capabilities, could compromise Aladdin’s resilience, result in operational difficulties, cause reputational harm and adversely impact BlackRock’s ability to provide services to its investment advisory and Aladdin clients.

Continuing enhancements to Aladdin’s capabilities, as well as the expansion of the Aladdin platform into new markets and geographies, have led to significant growth in Aladdin’s processing scale, which may expose BlackRock to reputational harm, increased regulatory scrutiny and heightened operational, data management, cyber- and information-security risks.

The operation of BlackRock’s Aladdin platform routinely involves updating existing capabilities, developing, testing and rolling out new functionalities and expanding coverage into new markets and geographies, including in connection with inorganic transactions or to address client or regulatory requirements. These updates and expansion initiatives, which have led to significant growth in Aladdin’s processing scale, frequently occur on accelerated time frames and may expose BlackRock to additional cyber- and information-security risks, as well as increased execution, operational and data management risks. If BlackRock is unable to manage the pace of, or provide the operational resiliency and stability for, the expansion of Aladdin and associated growth of its processing scale, BlackRock may experience client attrition, reduced business, reputational harm or regulatory fines and/or sanctions, which may cause BlackRock’s AUM, revenue and earnings to decline.

In addition, the highly regulated business activities of many Aladdin clients may expose BlackRock to heightened regulatory scrutiny. For example, the changing political and regulatory environment in certain jurisdictions in which Aladdin clients are based has required BlackRock to open new data centers in those jurisdictions in order to host client data in the client’s home location. Operating new data centers in foreign jurisdictions may expose BlackRock to increased operational complexity, as well as additional regulatory risks associated with the compliance requirements of such jurisdictions.

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

BlackRock employs a variety of organic and inorganic strategies intended to enhance earnings, increase product offerings, access new clients, leverage advances in technology and expand into new geographies. Inorganic strategies have included hiring smaller-sized investment teams, making minority investments in early- to mid-stage technological and other ventures and acquiring investment management and technology businesses. Inorganic transactions involve a number of financial, accounting, tax, regulatory, geographical and operational challenges and uncertainties, including in some cases the assumption of pre-existing liabilities, which must be managed in order for BlackRock to realize the benefit of such transactions. The success of BlackRock’s inorganic strategy also depends in large part on its ability to integrate the workforce, operations, strategies, technologies and other components of a target business following the completion of an acquisition. BlackRock may be required to commit significant management time, as well as create new, or grow existing, operational and support functions, to facilitate the integration of acquired businesses, manage combined future growth and maintain a cohesive corporate culture. There can be no assurance that BlackRock will be able to successfully integrate acquired businesses, retain associated talent, scale support functions or realize other intended benefits of its inorganic strategy. Moreover, the challenges associated with BlackRock’s inorganic strategy may be heightened when acquired businesses are in new geographic locations, involve new markets, products or business lines or are delivered via technology that differs from that employed by BlackRock. Any failure to identify and mitigate the risks associated with acquisitions through due diligence, indemnification provisions and/or operational expertise, or to manage the integration of acquisitions effectively, could have an adverse effect on BlackRock’s reputation or cause its AUM, revenue and earnings to decline, which may harm the Company’s competitive position in the investment management industry.

Client investments in real assets, such as real estate, infrastructure and energy assets, may expose BlackRock and its funds and accounts to new or increased risks and liabilities, as well as reputational harm.

BlackRock makes investments on behalf of its clients in real assets, including real estate, infrastructure and energy assets, that may expose BlackRock and its funds and accounts to increased risks and liabilities that are inherent in the ownership and management of such assets. These may include:

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

Although BlackRock seeks to foster a positive workplace culture, has adopted a comprehensive risk management process and continues to enhance various controls, procedures, policies and systems to monitor and manage risks, it cannot ensure that its workplace culture or such controls, procedures, policies and systems will successfully identify and manage internal and external risks. BlackRock is subject to the risk that its employees, contractors or other third parties may deliberately or recklessly seek to circumvent established controls to commit fraud, pay or solicit bribes or otherwise act in ways that are inconsistent with the Company’s controls, policies, procedures, workplace culture or principles. Persistent attempts to circumvent policies and controls or repeated incidents involving fraud, conflicts of interests or transgressions of policies and controls could have an adverse effect on BlackRock’s reputation, which could cause adverse publicity, regulatory inquiries, fines and/or sanctions and may cause the Company’s AUM, revenue and earnings to decline.

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

Risks Related to KEY THIRD-PARTY Relationships

The impairment or failure of third parties may negatively impact the performance of products and accounts that BlackRock manages, which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s investment management activities expose the products and accounts it manages for its clients to many different industries and counterparties, including distributors, brokers and dealers, commercial and investment banks, clearing organizations, mutual and hedge funds, and other institutional clients. Transactions with counterparties expose BlackRock’s clients to credit risk in the event the applicable counterparty defaults.  Although BlackRock maintains a robust vendor management program and regularly assesses risks posed by its counterparties, such counterparties may be subject to sudden swings in the financial and credit markets that may impair their ability to perform or they may fail to meet their obligations. In addition, the concentration of certain financial institutions that BlackRock uses to facilitate securities and derivatives transactions for its clients, including clearing organizations, exchanges and central agents, increases the risk that a technical or operational issue at, or default by, one such institution could introduce operational issues or delays impacting multiple BlackRock clients.  Any such operational issue, impairment or failure could negatively impact the performance of products or accounts that BlackRock manages for its clients, which may lead to client attrition and, in turn, cause BlackRock’s AUM, revenue and earnings to decline.

The failure of a key vendor to BlackRock to fulfill its obligations or a failure by BlackRock to maintain its relationships with key vendors could have a material adverse effect on BlackRock’s growth, reputation or business, which may cause the Company’s AUM, revenue and earnings to decline.

BlackRock depends on a number of key vendors for various fund administration, accounting, custody, market data, market indices, technology and transfer agent roles and other distribution and operational needs. BlackRock relies upon a relatively concentrated group of third-party index providers to deliver services that are integral to its clients’ investment decisions. The index provider industry is characterized by large vendors and the use of long-term contracts remains the market standard. This industry structure may limit BlackRock’s ability to renegotiate its index provider contracts on favorable terms or at all. While BlackRock performs focused diligence on its vendors in an effort to ensure they operate in accordance with expectations, to the extent any significant deficiencies are uncovered, there may be few, or no, alternative vendors available. Moreover, in situations where BlackRock has limited access to alternative vendors, or where the nature of BlackRock’s arrangement with a vendor requires a long term-commitment, BlackRock may be dependent on such vendor for continuous operational reliability and may be unable to avoid incurring costs if such vendor introduces required upgrades to its services.

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

BlackRock relies on a number of third parties to provide distribution, portfolio administration and servicing for certain BlackRock investment management products and services through their various distribution channels. BlackRock’s ability to maintain strong relationships with its distributors may impact the Company’s future performance, and its relationships with distributors are subject to periodic renegotiation that may result in increased distribution costs and/or reductions in the amount of BlackRock products and services being marketed or distributed. Moreover, new fiduciary regulations could lead to significant shifts in distributors' business models and more limited product offerings, potentially resulting in reduced distribution and/or marketing of certain of the Company’s products and services and fee compression. If BlackRock is unable to distribute its products and services successfully or if it is unable to replace or renew existing distribution arrangements, BlackRock’s AUM, revenue and earnings may decline. In addition, improper activities, as well as inadequate anti-money laundering diligence conducted by third-party distributors, could create reputational and regulatory harm to BlackRock.

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

BlackRock’s business is subject to extensive regulation around the world. These regulations subject BlackRock’s business activities to an array of increasingly detailed operational requirements, compliance with which is costly and complex. In addition, many of BlackRock’s legal entities may be subject to laws and regulations aimed at preventing corruption, money laundering, inappropriate employment practices, illegal payments and engaging in business activities with certain individuals, countries or groups, including but not limited to the US Foreign Corrupt Practices Act, the USA PATRIOT Act, the Bank Secrecy Act, the UK Bribery Act, sanctions imposed by the US Treasury’s Office of Foreign Assets Control, the United Nations and the European Union (“EU”) and its member states, as well as those imposed by other countries in which BlackRock operates. BlackRock is also subject to certain risk retention rules and regulation, as well as regulatory capital requirements, which require the Company to maintain capital to support certain of its businesses. Furthermore, many jurisdictions in which BlackRock operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation, which expands data protection rules for individuals within the EU and for personal data exported outside the EU. Any determination of a failure to comply with any such laws or regulations could result in fines and/or sanctions against the Company, as well as reputational harm. Moreover, to the extent that these laws and regulations become more stringent, or if BlackRock is required to hold increased levels of capital to support its businesses, the Company’s financial performance or plans for growth may be adversely impacted.

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

In recent years a number of regulatory reforms have been proposed or fully or partially implemented in the United States, and the level of regulatory scrutiny to which BlackRock is subject has increased. Further changes to financial services regulation may arise, including in connection with the executive order issued in February 2017 (the “Executive Order”) directing the US Department of the Treasury (“Treasury”) to identify laws, treaties, regulations and other policies that promote or inhibit certain core principles for financial regulation, that may directly or indirectly impact BlackRock’s business or operating activities. BlackRock, as well as its clients, vendors and distributors, have expended resources and altered certain of their business or operating activities to prepare for, address and meet the requirements that such regulatory reforms impose. While BlackRock is, or may become, subject to numerous reform initiatives in the United States, see “Item 1 – Business – Regulation,” key regulatory reforms that may impact the Company include:

•

Securities and Exchange Commission (“SEC”) Rulemakings for US Registered Funds and Investment Advisers: The SEC and its staff are engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. These efforts relate to, among other things, embedded leverage through the use of derivatives and other trading practices, cybersecurity, liquidity, enhanced regulatory and public reporting requirements and the evaluation of systemic risks. The SEC has adopted rules that include (i) new monthly and annual reporting requirements for certain US registered funds; (ii) enhanced reporting regimes for investment advisers; and (iii) implementing liquidity risk management programs for ETFs and open-end funds, other than money market funds. These rules increase, and any additional rules or regulatory initiatives resulting from the SEC's efforts may increase, BlackRock’s public reporting and disclosure requirements, which could be costly and may impede BlackRock’s growth.

•

SEC ETF Rule: In September 2019, the SEC adopted rule 6c-11 under the Investment Company Act of 1940 (the “Investment Company Act”) known as the “ETF Rule”. The ETF Rule will allow ETFs that satisfy certain conditions to operate without first obtaining individual exemptive relief from the SEC. The ETF Rule is designed to create a clear and consistent regulatory framework for most ETFs operating today and will impact all BlackRock ETFs registered under the Investment Company Act (including iShares ETFs). The ETF Rule and related form amendments became effective in December 2019. The form amendments will have a transition period of one year following the effective date. In addition, the ETF Rule rescinds, one year after its effective date, the existing exemptive relief for all eligible ETFs (including iShares ETFs).

•

Standards of Conduct Rulemaking: In June 2019, the SEC adopted a package of rulemakings and interpretations addressing investment adviser and broker-dealer standards of conduct. The package includes new rules requiring registered advisers and registered broker-dealers to provide a relationship summary to retail investors, a new rule establishing a standard of conduct for broker-dealers when making recommendations to retail customers, and two new interpretations under the Investment Advisers Act of 1940 (the “Advisers Act”). The rulemakings and interpretations could increase BlackRock’s disclosure obligations, impact distribution arrangements between BlackRock and its distribution partners, create compliance and operational challenges for BlackRock’s distribution partners and limit BlackRock’s ability to provide certain other services to its clients. The Department of Labor (“DoL”) has also indicated it intends to propose a standards of conduct rule in 2020.

•

SEC Derivatives Rule for US Registered Funds:  In November 2019, the SEC proposed a rule designed to enhance the regulation of the use of derivatives by registered investment companies, including mutual funds (other than money market funds), ETFs and closed-end funds, as well as business development companies.  The proposed rule would permit such funds to use derivatives, such as forwards, futures, swaps and written options, that create future payment obligations, provided that the funds comply with certain conditions including adopting a derivatives risk management program and complying with a limit on the amount of leverage-related risk that a fund may obtain, based on value-at-risk.  If adopted without change, the proposed rule would increase BlackRock’s disclosure and compliance obligations and may impact certain funds’ usage of derivatives and investment strategy.

•

SEC Guidance on Proxy Voting Responsibilities of Investment Advisors:  In August 2019, the SEC published guidance to assist investment advisers with their proxy voting responsibilities under the Advisers Act. The guidance confirmed that investment advisers’ fiduciary duties of care and loyalty to their clients apply to proxy voting and encouraged advisors with voting authority to review their policies and procedures in detail and consider whether more analysis may be required under certain circumstances, including when a proxy advisory firm’s services are retained.  This guidance could impact voting arrangements between BlackRock and its clients, and lead to additional compliance, operational and disclosure obligations for BlackRock.

•

The Volcker Rule: Provisions of Dodd-Frank referred to as the “Volcker Rule” created a new section of the Bank Holding Company Act that places limitations on the ability of banks and their subsidiaries to engage in proprietary trading and to invest in and transact with certain private investment funds, including hedge funds, private equity funds and funds of funds (collectively “covered funds”). The Bank Holding Company Act by its terms does not currently apply to BlackRock. The Federal Reserve has taken the position that PNC’s ownership interest in BlackRock, which is approximately 22%, in combination with certain other factors, causes BlackRock to be treated as a nonbank subsidiary of PNC for the purpose of the Bank Holding Company Act and that BlackRock is subject to banking regulation. Based on this interpretation of the Bank Holding Company Act, the Federal Reserve could initiate a process to formally determine that PNC controls BlackRock under the terms of the Bank Holding Company Act. Any such determination, if successful, would subject BlackRock to current and future regulatory requirements under the Bank Holding Company Act, including the Volcker Rule. Conformance with the Volcker Rule may require BlackRock to sell certain seed and co-investments that it holds in its covered funds, which may occur at a discount to existing carrying value depending on market conditions.

•

Designation as a systemically important financial institution (“SIFI”): The Financial Stability Oversight Council (“FSOC”) has the authority to designate nonbank financial institutions as SIFIs. In July 2014, the FSOC pivoted from its previous entity-specific approach to designation and indicated that it would focus on a products and activities-based approach to designation in connection with addressing potential risks in the financial system related to asset management. In December 2019, the FSOC re-affirmed this approach when it voted to change its methodology for assessing financial stability to a products and activities-based approach. This reduces the risk of an entity-level designation, however the FSOC retains the authority to designate an entity if an activities-based approach does not adequately address potential risks. In the event that BlackRock is designated as a SIFI under Dodd-Frank, it could become subject to enhanced regulatory requirements and direct supervision by the Federal Reserve.

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

BlackRock’s business and operating activities are subject to increasing regulatory oversight outside of the United States and the Company may be affected by a number of proposed or fully or partially implemented reform initiatives in EMEA and the Asia-Pacific region, as well as volatility associated with international regulatory uncertainty, including:

•

British Exit from the EU: The UK left the EU on January 31, 2020 and entered an eleven-month transition period during which the UK, and UK-based entities, will retain the rights and obligations of EU membership. Substantial uncertainty remains surrounding the future relationship between the UK and EU, but the UK government has indicated its preference for negotiating a trade deal with the EU before the end of the transition period rather than continuing Single Market or Customs Union membership. BlackRock is implementing a number of steps to prepare for various outcomes, including there being no agreement in place when the transition period expires. These steps, many of which are time consuming and costly, include effecting organizational, governance and operational changes, applying for and receiving licenses and permissions in the EU, and engaging in client communications, and are expected to add complexity to BlackRock’s European operations. In addition, depending on the terms of the future relationship between the UK and the EU, BlackRock may experience further organizational and operational challenges and incur additional costs in connection with its European operations during the transition period and post-Brexit, which may impede the Company’s growth or impact its financial performance.

•

Reform of investment markets: In Europe, the Markets in Financial Instruments Directive (“MiFID”) governing the provision of investment services has been revised and is accompanied by an associated Regulation (together with certain secondary regulation, “MiFID II”). The Regulation’s requirements generally apply consistently across the EU. The MiFID II reforms, which came into force in January 2018, are substantive, materially changing market transparency requirements, enhancing protections afforded to investors, and increasing operational complexity for the Company. New disclosure and reporting obligations have been introduced, together with restrictions on how research may be funded and the nature of payments that may be provided to distributors. MiFID II, together with other market structure reforms, force more derivatives to be traded on-exchange, introduce new commodity derivatives position limits and significantly enhance reporting obligations associated with individual trades. The broad nature of the MiFID II reforms impact BlackRock’s product development, client servicing and distribution models. In particular, additional disclosures are required to be made in respect of costs and fees BlackRock charges to certain of its clients. MiFID II also impacts the ability of certain of BlackRock’s distribution partners to accept commissions from BlackRock for distributing BlackRock funds. Similar reforms have been introduced in Switzerland and Australia.

•

Revised EU capital requirements for investment firms: In December 2017, the European Commission published a proposal for a new Directive and Regulation on prudential requirements for MiFID investment firms. The proposal passed the EU legislative process and the final texts of the Regulation and Directive were published in December 2019. The new legislative package, which comes into effect in 2021, will result in changes to the amount of regulatory capital BlackRock is required to hold in the EU and how such capital is calculated, as well as introduce revised disclosure obligations for large investment firms.

•

EU market access: In 2019, the European Commission commenced a review of the Alternative Investment Fund Managers Directive to assess, among other things, the effectiveness of regulation on third country fund marketing passports and the continuation of national private placement regimes. To the extent the review results in formal legislation that limits the scope of existing permitted activities and EU market access rights for asset management firms with non-EU operations, BlackRock’s ability to access EU-based clients may be adversely affected.

•

Senior Managers and Certification Regime: In the UK, the FCA extended the Senior Managers and Certification Regime (“SMCR”) to all financial services firms in December 2019. The regime imposes greater accountability and responsibility across the senior management of UK financial services firms by making individuals in impacted firms more accountable for conduct and competence. SMCR impacts nearly all staff of the Company in the UK, and requires extensive documentation to support senior managers and evidence the discharge of their responsibilities.

•

UK asset management market study: The FCA has adopted requirements for UK fund managers to assess whether the retail collective investments they manage offer “value” to investors. Beginning in 2020, the Company will be required annually to disclose the conclusions of its assessment based upon various factors including cost, performance and comparable services. If “value” has not been provided to consumers, the Company will need to address any identified deficiencies. The FCA also requested that the UK’s Competition and Markets Authority (“CMA”) assess the investment consultant and fiduciary markets. The CMA’s final report identified a number of competition issues in such markets and the UK regulatory regime will be revised in 2020 to introduce mandatory tendering of investment consultancy and fiduciary management services, and new standards of disclosure of fees and performance. The CMA’s remedies could have a significant impact on the Company’s ability to enter into fiduciary and investment management mandates with UK pension fund clients.

•

EU Sustainability Regulation: In 2018, the European Commission introduced a number of regulatory proposals to underpin sustainable investment products; require disclosure of sustainability-related information by market participants, investments products, and issuers; and require the integration of sustainability considerations into the investment and risk management processes of asset managers and other institutional investors.  Rules arising from the reform proposals will come into effect beginning in 2021.

•

Macroprudential policies for asset managers: Certain European policymakers continue to raise concerns about liquidity and leverage risks in the asset management industry and wider market-based finance sector. These concerns may lead to macroprudential policy measures being applied to open-ended investment funds broadly, or regulation being introduced that requires changes to the structural features of certain open-ended investment funds. Either eventuality could limit BlackRock’s ability to offer products to certain clients and/or result in clients altering their investment strategies or allocations in a manner that is adverse to BlackRock.

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

BlackRock’s trust bank subsidiary, which is a national banking association chartered by the OCC, is subject to OCC regulation and capital requirements. The OCC has broad supervisory and enforcement authority over BlackRock’s trust bank. Being subject to banking regulation may put BlackRock at a competitive disadvantage because certain of its competitors are not subject to these limitations. In addition, as described in “Item 1-Business-Regulation”, as of December 31, 2019, PNC owned approximately 22% of BlackRock’s capital stock, which may subject BlackRock to banking regulation as a nonbank subsidiary of PNC. The Bank Holding Company Act by its terms does not currently apply to BlackRock. The Federal Reserve has taken the position that this ownership interest, in combination with certain other factors, causes BlackRock to be treated as a nonbank subsidiary of PNC for the purpose of the Bank Holding Company Act and that BlackRock is subject to banking regulation. Based on this interpretation of the Bank Holding Company Act, the Federal Reserve could initiate a process to formally determine that PNC controls BlackRock under the terms of the Bank Holding Company Act. Any such determination, if successful, would subject BlackRock to current and future regulatory requirements under the Bank Holding Company Act, including the Volcker Rule, that are more restrictive than those the Company is subject to under other applicable laws, as well as the enforcement authority of the Federal Reserve, which includes the power to impose substantial fines and other penalties for violations. Any effort by BlackRock to contest a control determination by the Federal Reserve may be costly and complex and may not result in a reversal of such determination.

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

As a leader in the index investing and asset management industry, BlackRock has been the subject of commentary citing concerns about the growth of index investing, as well as perceived competition issues associated with asset managers managing stakes in multiple companies within certain industries, known as “common ownership”. The commentators argue that index funds have the potential to distort investment flows, create stock price bubbles, or conversely, exacerbate a decline in market prices. Additional commentary focuses on competition issues associated with common ownership and purports to link aggregated equity positions in certain concentrated industries managed by asset managers with higher consumer prices and executive compensation, among other things. In the US, the FTC over the course of late 2018 held hearings on Competition and Consumer Protection in the 21st Century, one of which included a discussion of common ownership. The hearings may be the subject of a report in 2020. In the EU, the European Parliament Committee on Economic and Monetary Affairs is expected to publish a report on common ownership, and the European Commission may do so in 2020. There is substantial literature highlighting the benefits of index investing, as well as casting doubt on the assumptions, data, methodology and conclusions associated with common ownership arguments. Some commentators have proposed remedies, including limits on stakes managed by asset managers that, if enacted into policy measures, could have a negative impact on the capital markets, increase transaction costs and limit the availability of products for investors. This may, in turn, adversely affect BlackRock.

New tax legislation or changes to existing US and non-US tax laws, treaties and regulations or challenges to BlackRock’s historical taxation practices may adversely affect BlackRock’s effective tax rate, business and overall financial condition.

BlackRock’s businesses may be directly or indirectly affected by tax legislation and regulation, or the modification of existing tax laws, by US or non-US tax authorities.

In the US, legislation has been proposed in the House and Senate to enact a financial transaction tax (“FTT”) on stocks, bonds and a broad range of financial instruments and derivative transactions. In the EU, certain Member States have also enacted similar FTTs and the European Commission has proposed legislation to harmonize these taxes and provide for the adoption of EU-level legislation applicable to some (but not all) EU Member States. If enacted as proposed, FTTs could have an adverse effect on BlackRock’s financial results and clients’ performance results.

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

As of December 31, 2019, PNC owned 22% of the Company’s capital stock. Sales or distributions of a substantial number of shares of BlackRock’s common stock in the public market, or the perception that these sales or distributions might occur, may cause the market price of BlackRock’s common stock to decline.

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

Item 2. Properties

BlackRock’s principal office, which is leased, is located at 55 East 52nd Street, New York, New York. BlackRock leases additional office space in New York City at 40 East 52nd Street and 49 East 52nd Street, and throughout the world, including Atlanta, Belgrade (Serbia), Boston, Edinburgh, Mumbai (India), Gurgaon (India), Hong Kong, London, Melbourne (Australia), Mexico City, Munich, Princeton (New Jersey), San Francisco, Seattle, Frankfurt (Germany), Santa Monica, Budapest, Singapore, Sydney, Taipei and Tokyo. The Company also owns an 84,500 square foot office building in Wilmington (Delaware) and a 43,000 square foot data center in Amherst (New York).

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

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory subsidiaries, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash." The plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, the plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit and, on January 23, 2020, the California Court of Appeal affirmed the trial court’s dismissal. The defendants believe the claims in this lawsuit are without merit.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed unaffiliated peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that the plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to the plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, and on June 3, 2019, the plaintiffs filed a motion seeking to certify both the Plan and the CTF classes. On September 3, 2019, the court granted BlackRock’s motion to dismiss part of the plaintiffs’ claim seeking to recover alleged losses in the securities lending vehicles but denied the motion to dismiss in all other respects. On February 11, 2020, the court denied the plaintiffs’ motion to certify the CTF class and granted their motion to certify the Plan class. On February 25, 2020, the plaintiffs requested permission from the appeals court to immediately appeal the class certification ruling. The defendants believe the claims in this lawsuit are without merit.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2020, there were 219 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for many underlying investors.

The following table sets forth for the periods indicated the dividends declared per share for the common stock as reported on the NYSE:

Cash Dividend
Declared
2019
First Quarter	$3.30
Second Quarter	$3.30
Third Quarter	$3.30
Fourth Quarter	$3.30
2018
First Quarter	$2.88
Second Quarter	$2.88
Third Quarter	$3.13
Fourth Quarter	$3.13

BlackRock’s closing common stock price as of February 27, 2020 was $475.82.

Dividends

On January 29, 2020, the Board of Directors approved BlackRock’s quarterly dividend of $3.63 per share to be paid on March 23, 2020 to stockholders of record at the close of business on March 5, 2020.

PNC receives dividends on shares of nonvoting participating preferred stock, which are equivalent to the dividends received by common stockholders.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2019, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2019 through October 31, 2019	7,813	$446.13	—	5,836,665
November 1, 2019 through November 30, 2019	3,681	$466.94	—	5,836,665
December 1, 2019 through December 31, 2019	4,402	$496.90	—	5,836,665
Total	15,896	$465.01	—

(1)

Consists of purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards.

Item 6. Selected Financial Data

The selected financial data presented below have been derived in part from, and should be read in conjunction with, the consolidated financial statements of BlackRock and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. Results for 2017 and 2016 were recast to reflect the adoption of the new revenue recognition standard. Results for 2015 reflect accounting guidance prior to the adoption of the new revenue recognition standard.

(in millions, except per share data)	2019	2018	2017	2016	2015
Income statement data:
Revenue
Related parties(1)	$8,522	$8,412	$7,903	$7,010	$7,084
Other third parties	6,017	5,786	5,697	5,251	4,317
Total revenue	14,539	14,198	13,600	12,261	11,401
Expense
Restructuring charge	—	60	—	76	—
Other operating expenses	8,988	8,681	8,346	7,620	6,737
Total expense	8,988	8,741	8,346	7,696	6,737
Operating income	5,551	5,457	5,254	4,565	4,664
Total nonoperating income (expense)	236	(79)	5	(110)	(62)
Income before income taxes	5,787	5,378	5,259	4,455	4,602
Income tax expense(2)	1,261	1,076	270	1,289	1,250
Net income	4,526	4,302	4,989	3,166	3,352
Less: Net income (loss) attributable to noncontrolling interests	50	(3)	37	(2)	7
Net income attributable to BlackRock, Inc.	$4,476	$4,305	$4,952	$3,168	$3,345
Per share data:(3)
Basic earnings	$28.69	$26.86	$30.54	$19.27	$20.10
Diluted earnings	$28.43	$26.58	$30.12	$19.02	$19.79
Book value(4)	$216.15	$204.23	$197.45	$178.32	$172.12
Cash dividends declared and paid per share	$13.20	$12.02	$10.00	$9.16	$8.72

(1)

BlackRock’s related party revenue includes fees for services provided to registered investment companies that it manages, which include mutual funds and exchange-traded funds, as a result of the Company’s advisory relationship. In addition, fees for management services to equity method investments are considered related parties due to the Company’s influence over the financial and operating policies of the investee. See Note 20, Related Party Transactions, to the consolidated financial statements for more information.

(2)	Income tax expense for 2017 reflected $1.2 billion of net tax benefit related to the 2017 Tax Cuts and Jobs Act.
(3)	Participating preferred stock is considered to be a common stock equivalent for purposes of earnings per share calculations.
(4)	Book value amounts reflect total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at December 31 of the respective year-end.

	December 31,
(in millions)	2019	2018	2017	2016	2015
Statement of financial condition data:
Cash and cash equivalents(1)	$4,829	$6,488	$7,038	$6,175	$6,231
Goodwill and intangible assets, net	32,931	31,365	30,609	30,481	30,495
Total assets(2)	168,622	159,573	220,241	220,198	225,261
Less:
Separate account assets(3)	102,844	90,285	149,937	149,089	150,851
Collateral held under securities lending agreements(3)	15,466	20,655	24,190	27,792	31,336
Consolidated sponsored investment products(4)	1,692	2,209	580	375	678
Adjusted total assets	$48,620	$46,424	$45,534	$42,942	$42,396
Borrowings	4,955	4,979	5,014	4,915	4,930
Total BlackRock, Inc. stockholders’ equity	$33,547	$32,374	$31,798	$29,088	$28,503

Assets under management:
Equity:
Active	$316,145	$258,205	$311,209	$275,033	$281,319
iShares ETFs	1,632,972	1,274,262	1,329,610	951,252	823,156
Non-ETF index	1,871,212	1,503,358	1,730,822	1,430,891	1,319,297
Equity subtotal	3,820,329	3,035,825	3,371,641	2,657,176	2,423,772
Fixed income:
Active	939,275	795,985	815,135	749,996	719,653
iShares ETFs	565,790	427,596	395,252	314,707	254,190
Non-ETF index	810,327	660,836	645,078	507,662	448,525
Fixed income subtotal	2,315,392	1,884,417	1,855,465	1,572,365	1,422,368
Multi-asset	568,121	461,884	480,278	395,007	376,336
Alternatives:
Illiquid alternatives	75,349	59,827	47,270	41,340	40,917
Liquid alternatives	59,048	51,718	51,263	47,290	51,168
Currency and commodities(5)	43,675	31,813	30,814	28,308	20,754
Alternatives subtotal	178,072	143,358	129,347	116,938	112,839
Long-term	6,881,914	5,525,484	5,836,731	4,741,486	4,335,315
Cash management	545,949	448,565	449,949	403,584	299,884
Advisory(6)	1,770	1,769	1,515	2,782	10,213
Total	$7,429,633	$5,975,818	$6,288,195	$5,147,852	$4,645,412

(1)

Amounts include cash and cash equivalents held by consolidated variable interest entities of $131 million, $186 million, $144 million, $84 million and $148 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)

Includes separate account assets that are segregated funds held for purposes of funding individual and group pension contracts and collateral held under securities lending agreements related to these assets that have equal and offsetting amounts recorded in liabilities and ultimately do not impact BlackRock’s stockholders’ equity or cash flows.

(3)	Equal and offsetting amounts, related to separate account assets and collateral held under securities lending agreements, are recorded in liabilities.
(4)	Amounts include assets held by consolidated sponsored investment products.
(5)	Amounts include commodity iShares ETFs.
(6)	Advisory AUM represents long-term portfolio liquidation assignments.

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (3) the relative and absolute investment performance of BlackRock’s investment products; (4) BlackRock’s ability to develop new products and services that address client preferences; (5) the impact of increased competition; (6) the impact of future acquisitions or divestitures; (7) BlackRock’s ability to integrate acquired businesses successfully; (8) the unfavorable resolution of legal proceedings; (9) the extent and timing of any share repurchases; (10) the impact, extent and timing of technological changes and the adequacy of intellectual property, information and cyber security protection; (11) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (12) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or The PNC Financial Services Group, Inc. (“PNC”); (13) changes in law and policy and uncertainty pending any such changes; (14) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (15) the ability to attract and retain highly talented professionals; (16) fluctuations in the carrying value of BlackRock’s economic investments; (17) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (18) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (19) the failure by a key vendor of BlackRock to fulfill its obligations to the Company; (20) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded funds (“ETF”) platform; (21) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (22) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $7.43 trillion of AUM at December 31, 2019. With approximately 16,200 employees in more than 30 countries, BlackRock provides a broad range of investment and technology services to institutional and retail clients in more than 100 countries across the globe. For further information see Note 1, Business Overview, and Note 27, Segment Information, in the notes to the consolidated financial statements contained in Part II, Item 8.

The following discussion includes a comparison of BlackRock’s results for 2019 and 2018. For a discussion of BlackRock’s results for 2017, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications.

United Kingdom Exit from European Union

Following the June 2016 vote to exit the European Union (“EU”), commonly referred to as Brexit, the United Kingdom (“UK”) left the EU on January 31, 2020 and entered an eleven-month transition period during which the UK, and UK-based entities, will retain the rights and obligations of EU membership.

Substantial uncertainty remains surrounding the future relationship between the UK and EU, but the UK government has indicated its preference for negotiating a trade deal with the EU before the end of the transition period rather than continuing Single Market or Customs Union membership. BlackRock is implementing a number of steps to prepare for various outcomes, including there being no agreement in place when the transition period expires. These steps, many of which are time consuming and costly, include effecting organizational, governance and operational changes, applying for and receiving licenses and permissions in the EU, and engaging in client communications, and are expected to add complexity to BlackRock’s European operations. In addition, depending on the terms of the future relationship between the UK and the EU, BlackRock may experience further organizational and operational challenges and incur additional costs in connection with its European operations during the transition period and post-Brexit, which may impede the Company’s growth or impact its financial performance.

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

BlackRock manages $3.8 trillion of equity assets across markets globally. Beta divergence between equity markets, where certain markets perform differently than others, may lead to an increase in the proportion of BlackRock AUM weighted toward lower fee equity products, resulting in a decline in BlackRock’s effective fee rate. Divergent market factors may also erode the correlation between the growth rates of AUM and base fees.

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

The index investing industry has been growing rapidly – with ETFs as a major beneficiary – driven by structural tailwinds including the migration from commission-based to fee-based wealth management, clients’ focus on value for money, the use of ETFs as alpha tools and the growth of all-to-all networked trading. iShares ETFs’ growth strategy is centered on increasing scale and pursuing global growth themes in client and product segments, including Core, Strategic, which includes Fixed Income, Factors, Sustainable and Megatrends ETFs, and Precision Exposures.

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

BlackRock continues to invest in technology services offerings, which enhance the ability to manage portfolios and risk, effectively serve clients and operate efficiently. Anticipated industry consolidation and regulatory requirements should continue to drive demand for holistic and flexible technology solutions. In 2019, BlackRock completed the acquisition of eFront, a leading end-to-end alternative investment management software and solutions provider. eFront, in combination with Aladdin, will provide clients with an ability to manage portfolios and risk across public and private asset classes on a single platform.

Across BlackRock, more clients are focusing on the impact of sustainability on their portfolios. This shift has been driven by an increased understanding of how sustainability-related factors can affect economic growth, asset values, and financial markets as a whole. As a fiduciary, BlackRock is committed to helping clients build more resilient portfolios. Since sustainable investment options have the potential to offer clients better outcomes, we are making sustainability integral to the way BlackRock manages risk, constructs portfolios, designs products, and engages with companies. Over the past several years, BlackRock has been deepening the integration of sustainability into technology, risk management, and product choice across BlackRock, and plans to accelerate those efforts.

Executive Summary

(in millions, except shares and per share data)	2019	2018
GAAP basis:
Total revenue	$14,539	$14,198
Total expense	8,988	8,741
Operating income	$5,551	$5,457
Operating margin	38.2%	38.4%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	186	(76)
Income tax expense	(1,261)	(1,076)
Net income attributable to BlackRock	$4,476	$4,305
Diluted earnings per common share	$28.43	$26.58
Effective tax rate	22.0%	20.0%
As adjusted(1):
Operating income	$5,551	$5,531
Operating margin	43.7%	44.3%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$186	$(76)
Net income attributable to BlackRock	$4,484	$4,361
Diluted earnings per common share	$28.48	$26.93
Effective tax rate	21.9%	20.0%
Other:
Assets under management (end of period)	$7,429,633	$5,975,818
Diluted weighted-average common shares outstanding(2)	157,459,546	161,948,732
Common and preferred shares outstanding (end of period)	155,198,968	158,520,147
Book value per share(3)	$216.15	$204.23
Cash dividends declared and paid per share	$13.20	$12.02

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)	Total BlackRock stockholders’ equity, divided by total common and preferred shares outstanding at December 31 of the respective year-end.

2019 Compared with 2018

GAAP.  Operating income of $5,551 million increased $94 million from 2018. Operating income growth reflected higher base fees and technology services revenue, partially offset by higher compensation and benefits expense and higher general and administration expense. Operating income for 2019 also included $61 million of product launch costs associated with the close of the $1.4 billion BlackRock Science and Technology Trust II, a closed-end active equity fund. Operating income for 2018 included a restructuring charge of $60 million from an initiative to modify the size and shape of the workforce. Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests (“NCI”), increased $262 million from 2018 driven by higher marks on unhedged seed capital investments and the revaluation of certain minority investments. Nonoperating results for 2018 included a $40 million pre-tax gain related to the sale of the Company’s minority interest in DSP BlackRock Investment Managers Pvt. Ltd. to The DSP Group (“DSP Transaction”).

Income tax expense for 2019 included $28 million of discrete tax benefits, primarily related to stock-based compensation awards. Income tax expense for 2018 included $145 million of discrete tax benefits, primarily related to changes in the Company’s organizational entity structure and stock-based compensation awards. See Income Tax Expense within Discussion of Financial Results for more information.

Diluted earnings per common share increased $1.85, or 7%, from 2018, reflecting higher operating and nonoperating income, and a lower diluted share count, partially offset by a higher effective tax rate in the current year.

As Adjusted.  Operating income of $5,551 million increased $20 million from 2018. In 2018, the pre-tax restructuring charge of $60 million described above has been excluded from as adjusted results. Diluted earnings per common share increased $1.55, or 6%, from 2018, driven primarily by higher nonoperating income and a lower diluted share count, partially offset by a higher effective tax rate.

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

(in millions)	2019	2018
Operating income, GAAP basis	$5,551	$5,457
Non-GAAP expense adjustments:
Restructuring charge	—	60
PNC LTIP funding obligation	—	14
Operating income, as adjusted	5,551	5,531
Product launch costs and commissions	61	13
Operating income used for operating margin measurement	$5,612	$5,544
Revenue, GAAP basis	$14,539	$14,198
Non-GAAP adjustments:
Distribution fees	(1,069)	(1,155)
Investment advisory fees	(616)	(520)
Revenue used for operating margin measurement	$12,854	$12,523
Operating margin, GAAP basis	38.2%	38.4%
Operating margin, as adjusted	43.7%	44.3%

•

Operating income, as adjusted, includes non-GAAP expense adjustments. In 2018, a restructuring charge, primarily comprised of severance and accelerated amortization expense of previously granted deferred compensation awards, has been excluded to provide more meaningful analysis of BlackRock’s ongoing operations and to ensure comparability among periods presented. In 2018, the portion of compensation expense associated with certain long-term incentive plans (“LTIP”) funded, or to be funded, through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately does not impact BlackRock’s book value.

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

•

Revenue used for calculating operating margin, as adjusted, is reduced to exclude all of the Company’s distribution fees, which are recorded as a separate line item on the consolidated statements of income, as well as a portion of investment advisory fees received that is used to pay distribution and servicing costs. For certain products, based on distinct arrangements, distribution fees are collected by the Company and then passed-through to third-party client intermediaries. For other products, investment advisory fees are collected by the Company and a portion is passed-through to third-party client intermediaries. However, in both structures, the third-party client intermediary similarly owns the relationship with the retail client and is responsible for distributing the product and servicing the client. The amount of distribution and investment advisory fees fluctuates each period primarily based on a predetermined percentage of the value of AUM during the period. These fees also vary based on the type of investment product sold and the geographic location where it is sold. In addition, the Company may waive fees on certain products that could result in the reduction of payments to the third-party intermediaries.

(2) Net income attributable to BlackRock, Inc., as adjusted:

(in millions, except per share data)	2019	2018
Net income attributable to BlackRock, Inc., GAAP basis	$4,476	$4,305
Non-GAAP adjustments:
Restructuring charge, net of tax	—	47
PNC LTIP funding obligation, net of tax	—	12
Other income tax matters	8	(3)
Net income attributable to BlackRock, Inc., as adjusted	$4,484	$4,361
Diluted weighted-average common shares outstanding (3)	157.5	161.9
Diluted earnings per common share, GAAP basis (3)	$28.43	$26.58
Diluted earnings per common share, as adjusted (3)	$28.48	$26.93

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM		Net inflows (outflows)
(in millions)	2019	2018	2019	2018
Retail	$703,297	$610,850	$15,810	$19,079
iShares ETFs	2,240,065	1,731,425	183,492	167,535
Institutional:
Active	1,338,670	1,079,979	99,456	(9,583)
Index	2,599,882	2,103,230	36,902	(53,704)
Institutional subtotal	3,938,552	3,183,209	136,358	(63,287)
Long-term	6,881,914	5,525,484	335,660	123,327
Cash management	545,949	448,565	93,074	(21)
Advisory(1)	1,770	1,769	2	323
Total	$7,429,633	$5,975,818	$428,736	$123,629

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM		Net inflows (outflows)
(in millions)	2019	2018	2019	2018
Active	$1,947,222	$1,617,780	$109,892	$8
Index and iShares ETFs	4,934,692	3,907,704	225,768	123,319
Long-term	6,881,914	5,525,484	335,660	123,327
Cash management	545,949	448,565	93,074	(21)
Advisory(1)	1,770	1,769	2	323
Total	$7,429,633	$5,975,818	$428,736	$123,629

AUM and Net Inflows (Outflows) by Product Type
	AUM		Net inflows (outflows)
(in millions)	2019	2018	2019	2018
Equity	$3,820,329	$3,035,825	$28,353	$15,167
Fixed income	2,315,392	1,884,417	263,579	79,110
Multi-asset	568,121	461,884	18,889	16,913
Alternatives:
Illiquid alternatives	75,349	59,827	14,103	7,580
Liquid alternatives	59,048	51,718	3,957	2,010
Currency and commodities(2)	43,675	31,813	6,779	2,547
Alternatives subtotal	178,072	143,358	24,839	12,137
Long-term	6,881,914	5,525,484	335,660	123,327
Cash management	545,949	448,565	93,074	(21)
Advisory(1)	1,770	1,769	2	323
Total	$7,429,633	$5,975,818	$428,736	$123,629

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares ETFs.

The following table presents the component changes in BlackRock’s AUM for 2019 and 2018.

(in millions)	2019	2018
Beginning AUM	$5,975,818	$6,288,195
Net inflows (outflows)
Long-term	335,660	123,327
Cash management	93,074	(21)
Advisory(1)	2	323
Total net inflows (outflows)	428,736	123,629
Acquisitions and dispositions(2)	—	27,500
Market change	994,076	(384,136)
FX impact(3)	31,003	(79,370)
Total change	1,453,815	(312,377)
Ending AUM	$7,429,633	$5,975,818

(1)	Advisory AUM represents long-term portfolio liquidation assignments.
(2)

Amount for 2018 represents $5.4 billion and $25.6 billion of net AUM from the acquisitions of Tennenbaum Capital Partners in August 2018 (“TCP Transaction”) and the asset management business of Citibanamex in September 2018 (“Citibanamex Transaction”), respectively. In addition, amounts include $18.6 billion and $2.3 billion of AUM reclassifications and net dispositions, respectively, related to the transfer of BlackRock’s UK Defined Contribution Administration and Platform business to Aegon N.V. in July 2018 (“Aegon Transaction”) and $1.2 billion of net AUM dispositions related to the DSP Transaction.

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

Component Changes in AUM for 2019

The following table presents the component changes in AUM by client type and product type for 2019.

(in millions)	December 31, 2018	Net inflows (outflows)	Market change	FX impact(1)	December 31, 2019	Full year average AUM(2)

Retail:
Equity	$205,714	$(652)	$45,820	$1,531	$252,413	$229,688
Fixed income	271,588	21,222	11,882	573	305,265	289,632
Multi-asset	113,417	(9,291)	16,138	175	120,439	117,366
Alternatives	20,131	4,531	506	12	25,180	22,384
Retail subtotal	610,850	15,810	74,346	2,291	703,297	659,070
iShares ETFs:
Equity	1,274,262	64,705	292,840	1,165	1,632,972	1,453,395
Fixed income	427,596	112,345	25,878	(29)	565,790	503,266
Multi-asset	4,485	113	601	11	5,210	4,489
Alternatives	25,082	6,329	4,664	18	36,093	29,767
iShares ETFs subtotal	1,731,425	183,492	323,983	1,165	2,240,065	1,990,917
Institutional:
Active:
Equity	110,976	1,852	27,547	743	141,118	124,722
Fixed income	538,961	55,006	55,358	2,043	651,368	611,383
Multi-asset	336,237	28,785	68,410	801	434,233	385,495
Alternatives	93,805	13,813	3,852	481	111,951	103,369
Active subtotal	1,079,979	99,456	155,167	4,068	1,338,670	1,224,969
Index:
Equity	1,444,873	(37,552)	380,101	6,404	1,793,826	1,640,715
Fixed income	646,272	75,006	55,969	15,722	792,969	733,371
Multi-asset	7,745	(718)	1,203	9	8,239	8,095
Alternatives	4,340	166	272	70	4,848	4,580
Index subtotal	2,103,230	36,902	437,545	22,205	2,599,882	2,386,761
Institutional subtotal	3,183,209	136,358	592,712	26,273	3,938,552	3,611,730
Long-term	5,525,484	335,660	991,041	29,729	6,881,914	6,261,717
Cash management	448,565	93,074	3,054	1,256	545,949	486,636
Advisory(3)	1,769	2	(19)	18	1,770	1,766
Total	$5,975,818	$428,736	$994,076	$31,003	$7,429,633	$6,750,119

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for 2019.

(in millions)	December 31, 2018	Net inflows (outflows)	Market change	FX impact(1)	December 31, 2019	Full year average AUM(2)
Active:
Equity	$258,205	$(2,918)	$59,701	$1,157	$316,145	$286,461
Fixed income	795,985	74,972	66,150	2,168	939,275	885,170
Multi-asset	449,654	19,494	84,549	975	554,672	502,860
Alternatives	113,936	18,344	4,357	493	137,130	125,753
Active subtotal	1,617,780	109,892	214,757	4,793	1,947,222	1,800,244
Index and iShares ETFs:
iShares ETFs:
Equity	1,274,262	64,705	292,840	1,165	1,632,972	1,453,395
Fixed income	427,596	112,345	25,878	(29)	565,790	503,266
Multi-asset	4,485	113	601	11	5,210	4,489
Alternatives	25,082	6,329	4,664	18	36,093	29,767
iShares ETFs subtotal	1,731,425	183,492	323,983	1,165	2,240,065	1,990,917
Non-ETF Index:
Equity	1,503,358	(33,434)	393,767	7,521	1,871,212	1,708,664
Fixed income	660,836	76,262	57,059	16,170	810,327	749,216
Multi-asset	7,745	(718)	1,202	10	8,239	8,096
Alternatives	4,340	166	273	70	4,849	4,580
Non-ETF Index subtotal	2,176,279	42,276	452,301	23,771	2,694,627	2,470,556
Index & iShares ETFs subtotal	3,907,704	225,768	776,284	24,936	4,934,692	4,461,473
Long-term	5,525,484	335,660	991,041	29,729	6,881,914	6,261,717
Cash management	448,565	93,074	3,054	1,256	545,949	486,636
Advisory(3)	1,769	2	(19)	18	1,770	1,766
Total	$5,975,818	$428,736	$994,076	$31,003	$7,429,633	$6,750,119

The following table presents component changes in AUM by product type for 2019.

	December 31,	Net inflows	Market	FX	December 31,	Full year average
(in millions)	2018	(outflows)	change	impact(1)	2019	AUM(2)
Equity	$3,035,825	$28,353	$746,308	$9,843	$3,820,329	$3,448,520
Fixed income	1,884,417	263,579	149,087	18,309	2,315,392	2,137,652
Multi-asset	461,884	18,889	86,352	996	568,121	515,445
Alternatives:
Illiquid alternatives	59,827	14,103	1,101	318	75,349	68,030
Liquid alternatives	51,718	3,957	3,224	149	59,048	55,088
Currency and commodities(4)	31,813	6,779	4,969	114	43,675	36,982
Alternatives subtotal	143,358	24,839	9,294	581	178,072	160,100
Long-term	5,525,484	335,660	991,041	29,729	6,881,914	6,261,717
Cash management	448,565	93,074	3,054	1,256	545,949	486,636
Advisory(3)	1,769	2	(19)	18	1,770	1,766
Total	$5,975,818	$428,736	$994,076	$31,003	$7,429,633	$6,750,119

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.
(4)	Amounts include commodity iShares ETFs.

AUM increased $1.5 trillion to $7.43 trillion at December 31, 2019 from $5.98 trillion at December 31, 2018 driven by net market appreciation and positive net flows across all investment styles and product types.

Net market appreciation of $994.1 billion was driven primarily by higher global equity and fixed income markets.

AUM increased $31 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the British pound.

For further discussion on AUM, see “Part I, Item 1 – Business – Assets Under Management”.

Component Changes in AUM for 2018

The following table presents component changes in AUM by client type and product type for 2018.

	December 31,	Net inflows	Acquisitions and	Market	FX	December 31,	Full year average
(in millions)	2017	(outflows)	dispositions(1)	change	impact(2)	2018	AUM(3)
Retail:
Equity	$233,218	$2,090	$2,137	$(28,005)	$(3,726)	$205,714	$231,556
Fixed income	257,571	11,546	14,070	(8,630)	(2,969)	271,588	268,818
Multi-asset	120,855	2,914	2,519	(12,107)	(764)	113,417	120,907
Alternatives	16,733	2,529	1,628	(590)	(169)	20,131	18,492
Retail subtotal	628,377	19,079	20,354	(49,332)	(7,628)	610,850	639,773
iShares ETFs:
Equity	1,329,610	112,817	—	(159,433)	(8,732)	1,274,262	1,360,991
Fixed income	395,252	50,930	—	(14,355)	(4,231)	427,596	404,236
Multi-asset	3,761	1,050	—	(317)	(9)	4,485	3,837
Alternatives	23,616	2,738	—	(1,196)	(76)	25,082	24,663
iShares ETFs subtotal	1,752,239	167,535	—	(175,301)	(13,048)	1,731,425	1,793,727
Institutional:
Active:
Equity	137,185	(7,895)	(4,296)	(11,485)	(2,533)	110,976	131,474
Fixed income	570,050	(20,701)	2,417	(7,301)	(5,504)	538,961	554,107
Multi-asset	347,825	11,944	(1,593)	(14,650)	(7,289)	336,237	348,342
Alternatives	84,248	7,069	3,374	444	(1,330)	93,805	88,715
Active subtotal	1,139,308	(9,583)	(98)	(32,992)	(16,656)	1,079,979	1,122,638
Index:
Equity	1,671,628	(91,845)	4,749	(122,252)	(17,407)	1,444,873	1,648,418
Fixed income	632,592	37,335	2,051	(4,835)	(20,871)	646,272	640,733
Multi-asset	7,837	1,005	(243)	(880)	26	7,745	8,031
Alternatives	4,750	(199)	1	(142)	(70)	4,340	4,689
Index subtotal	2,316,807	(53,704)	6,558	(128,109)	(38,322)	2,103,230	2,301,871
Institutional subtotal	3,456,115	(63,287)	6,460	(161,101)	(54,978)	3,183,209	3,424,509
Long-term	5,836,731	123,327	26,814	(385,734)	(75,654)	5,525,484	5,858,009
Cash management	449,949	(21)	686	1,593	(3,642)	448,565	453,883
Advisory(4)	1,515	323	—	5	(74)	1,769	1,381
Total	$6,288,195	$123,629	$27,500	$(384,136)	$(79,370)	$5,975,818	$6,313,273

(1)	Amount represents net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for 2018.

	December 31,	Net inflows	Acquisitions and	Market	FX	December 31,	Full year average
(in millions)	2017	(outflows)	dispositions(1)	change	impact(2)	2018	AUM(3)
Active:
Equity	$311,209	$(12,439)	$(2,160)	$(33,819)	$(4,586)	$258,205	$300,671
Fixed income	815,135	(12,009)	16,487	(15,869)	(7,759)	795,985	808,997
Multi-asset	468,679	14,858	926	(26,757)	(8,052)	449,654	469,249
Alternatives	100,982	9,598	5,002	(146)	(1,500)	113,936	107,206
Active subtotal	1,696,005	8	20,255	(76,591)	(21,897)	1,617,780	1,686,123
Index and iShares ETFs:
iShares ETFs:
Equity	1,329,610	112,817	—	(159,433)	(8,732)	1,274,262	1,360,991
Fixed income	395,252	50,930	—	(14,355)	(4,231)	427,596	404,236
Multi-asset	3,761	1,050	—	(317)	(9)	4,485	3,837
Alternatives	23,616	2,738	—	(1,196)	(76)	25,082	24,663
iShares ETFs subtotal	1,752,239	167,535	—	(175,301)	(13,048)	1,731,425	1,793,727
Non-ETF Index:
Equity	1,730,822	(85,211)	4,750	(127,923)	(19,080)	1,503,358	1,710,777
Fixed income	645,078	40,189	2,051	(4,897)	(21,585)	660,836	654,661
Multi-asset	7,838	1,005	(243)	(880)	25	7,745	8,031
Alternatives	4,749	(199)	1	(142)	(69)	4,340	4,690
Non-ETF Index subtotal	2,388,487	(44,216)	6,559	(133,842)	(40,709)	2,176,279	2,378,159
Index & iShares ETFs subtotal	4,140,726	123,319	6,559	(309,143)	(53,757)	3,907,704	4,171,886
Long-term	5,836,731	123,327	26,814	(385,734)	(75,654)	5,525,484	5,858,009
Cash management	449,949	(21)	686	1,593	(3,642)	448,565	453,883
Advisory(4)	1,515	323	—	5	(74)	1,769	1,381
Total	$6,288,195	$123,629	$27,500	$(384,136)	$(79,370)	$5,975,818	$6,313,273

The following table presents component changes in AUM by product type for 2018.

	December 31,	Net inflows	Acquisitions and	Market	FX	December 31,	Full year average
(in millions)	2017	(outflows)	dispositions(1)	change	impact(2)	2018	AUM(3)
Equity	$3,371,641	$15,167	$2,590	$(321,175)	$(32,398)	$3,035,825	$3,372,439
Fixed income	1,855,465	79,110	18,538	(35,121)	(33,575)	1,884,417	1,867,894
Multi-asset	480,278	16,913	683	(27,954)	(8,036)	461,884	481,117
Alternatives:
Illiquid alternatives	47,270	7,580	4,968	828	(819)	59,827	52,764
Liquid alternatives	51,263	2,010	27	(857)	(725)	51,718	51,888
Currency and commodities(5)	30,814	2,547	8	(1,455)	(101)	31,813	31,907
Alternatives subtotal	129,347	12,137	5,003	(1,484)	(1,645)	143,358	136,559
Long-term	5,836,731	123,327	26,814	(385,734)	(75,654)	5,525,484	5,858,009
Cash management	449,949	(21)	686	1,593	(3,642)	448,565	453,883
Advisory(4)	1,515	323	—	5	(74)	1,769	1,381
Total	$6,288,195	$123,629	$27,500	$(384,136)	$(79,370)	$5,975,818	$6,313,273

(1)	Amount represents net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents long-term portfolio liquidation assignments.
(5)	Amounts include commodity iShares ETFs.

AUM decreased $312.4 billion to $5.98 trillion at December 31, 2018 from $6.29 trillion at December 31, 2017 driven by net market depreciation and the impact of foreign exchange movements, partially offset by positive long-term net flows, led by iShares ETFs, active multi-asset and illiquid alternatives, and net AUM added from strategic transactions.

Net market depreciation of $384.1 billion was driven by lower global equity markets.

AUM decreased $79.4 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the British pound and Euro.

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

The Company offers investment management technology systems, risk management services, wealth management and digital distribution tools, all on a fee basis. Clients include banks, insurance companies, official institutions, pension funds, asset managers, retail distributors and other investors. Fees earned for technology services are primarily recorded as services are performed over time and are generally determined using the value of positions on the Aladdin platform, or on a fixed-rate basis.  Revenue derived from the sale of software licenses is recognized upon the granting of access rights.

The Company earns distribution and service fees for distributing investment products and providing support services to investments portfolios. The fees are based on AUM and are recognized when the amount of fees is known.

The Company advises global financial institutions, regulators, and government entities across a range of risk, regulatory, capital markets and strategic services. Fees earned for advisory services, which are included in advisory and other revenue, are determined using fixed-rate fees and are recognized over time as the related services are completed.

The Company earns fees for transition management services primarily comprised of commissions recognized in connection with buying and selling securities on behalf of its customers. Commissions related to transition management services, which are included in advisory and other revenue, are recorded on a trade-date basis as transactions occur.

The Company also earns revenue related to certain minority investments accounted for as equity method investments.

Operating expense reflects employee compensation and benefits, distribution and servicing costs, direct fund expense, general and administration expense and amortization of finite-lived intangible assets.

•	Employee compensation and benefits expense includes salaries, commissions, temporary help, deferred and incentive compensation, employer payroll taxes, severance and related benefit costs.
•

Distribution and servicing costs, which are primarily AUM driven, include payments to third parties, primarily associated with distribution and servicing of client investments in certain Company products.

•

Direct fund expense primarily consists of third-party nonadvisory expenses incurred by the Company related to certain funds for the use of index trademarks, reference data for indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, legal expense, and audit and tax services as well as other fund-related expenses directly attributable to the nonadvisory operations of the fund. These expenses may vary over time with fluctuations in AUM, number of shareholder accounts, or other attributes directly related to volume of business.

•

General and administration expense includes marketing and promotional, occupancy and office-related costs, portfolio services (including clearing expense related to transition management services), technology, professional services, communications, contingent consideration fair value adjustments, product launch costs, the impact of foreign currency remeasurement, and other general and administration expense. Foreign currency remeasurement losses were $31 million and $16 million for 2019 and 2018, respectively.

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

Nonoperating income (expense) includes the effect of changes in the valuations on investments and earnings on equity method investments as well as interest and dividend income and interest expense. The Company primarily holds seed and co-investments in sponsored investment products that invest in a variety of asset classes, including private equity, hedge funds and real assets. Investments generally are made for co-investment purposes, to establish a performance track record or for regulatory purposes, including Federal Reserve Bank stock. The Company does not engage in proprietary trading activities that could conflict with the interests of its clients.

In addition, nonoperating income (expense) includes the impact of changes in the valuations of consolidated sponsored investment funds. The portion of nonoperating income (expense) not attributable to the Company is allocated to NCI on the consolidated statements of income.

Revenue

The following table presents detail of revenue for 2019 and 2018 and includes the product type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and performance fees.

(in millions)	2019	2018
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,554	$1,654
iShares ETFs	3,495	3,549
Non-ETF index	667	685
Equity subtotal	5,716	5,888
Fixed income:
Active	1,918	1,840
iShares ETFs	963	825
Non-ETF index	405	387
Fixed income subtotal	3,286	3,052
Multi-asset	1,148	1,176
Alternatives:
Illiquid alternatives	488	348
Liquid alternatives	413	384
Currency and commodities (1)	108	98
Alternatives subtotal	1,009	830
Long-term	11,159	10,946
Cash management	618	607
Total base fees	11,777	11,553
Investment advisory performance fees:
Equity	36	91
Fixed income	10	8
Multi-asset	19	19
Alternatives:
Illiquid alternatives	136	70
Liquid alternatives	249	224
Alternatives subtotal	385	294
Total performance fees	450	412
Technology services revenue	974	785
Distribution fees:
Retrocessions	658	709
12b-1 fees (US mutual fund distribution fees)	358	406
Other	53	40
Total distribution fees	1,069	1,155
Advisory and other revenue:
Advisory	99	113
Other	170	180
Total advisory and other revenue	269	293
Total revenue	$14,539	$14,198
(1)	Amounts include commodity iShares ETFs.

The table below lists base fees and mix of average AUM by product type:

	Mix of Base Fees		Mix of Average AUM(1)
	2019	2018	2019	2018
Equity:
Active	13%	14%	4%	5%
iShares ETFs	30%	31%	22%	22%
Non-ETF index	6%	6%	25%	26%
Equity subtotal	49%	51%	51%	53%
Fixed income:
Active	16%	17%	13%	13%
iShares ETFs	8%	7%	7%	6%
Non-ETF index	3%	3%	11%	10%
Fixed income subtotal	27%	27%	31%	29%
Multi-asset	10%	10%	8%	8%
Alternatives:
Illiquid alternatives	4%	3%	1%	1%
Liquid alternatives	4%	3%	1%	1%
Currency and commodities (2)	1%	1%	1%	1%
Alternatives subtotal	9%	7%	3%	3%
Long-term	95%	95%	93%	93%
Cash management	5%	5%	7%	7%
Total excluding Advisory AUM	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(2)	Amounts include commodity iShares ETFs.

2019 Compared with 2018

Revenue increased $341 million, or 2%, from 2018, primarily driven by higher base fees and 24% growth in technology services revenue.

Investment advisory, administration fees and securities lending revenue of $11,777 million in 2019 increased $224 million from $11,553 million in 2018, reflecting the positive impact of market beta and foreign exchange movements, organic growth and acquisitions, partially offset by the negative impact of strategic price changes to certain products. Securities lending revenue of $617 million in 2019 compared with $627 million in 2018.

Investment advisory performance fees of $450 million in 2019 increased $38 million from $412 million in 2018, primarily reflecting higher revenue from illiquid and liquid alternative products, partially offset by lower revenue from long-only equity products.

Technology services revenue of $974 million for 2019 increased $189 million from $785 million in 2018, primarily reflecting the impact of the eFront Transaction and higher revenue from Aladdin.

Advisory and other revenue of $269 million in 2019 decreased $24 million from $293 million in 2018, primarily reflecting lower fees from advisory assignments.

Expense

The following table presents expense for 2019 and 2018.

(in millions)	2019	2018
Expense, GAAP:
Employee compensation and benefits	$4,470	$4,320
Distribution and servicing costs:
Retrocessions	658	709
12b-1 costs	354	399
Other	673	567
Total distribution and servicing costs	1,685	1,675
Direct fund expense	978	998
General and administration:
Marketing and promotional	350	361
Occupancy and office related	307	293
Portfolio services	261	271
Technology	289	234
Professional services	161	158
Communications	39	37
Foreign exchange remeasurement	31	16
Contingent consideration fair value adjustments	53	65
Product launch costs	59	12
Other general and administration	208	191
Total general and administration expense	1,758	1,638
Restructuring charge	—	60
Amortization of intangible assets	97	50
Total expense, GAAP	$8,988	$8,741

2019 Compared with 2018

GAAP. Expense increased $247 million, or 3%, from 2018, primarily driven by higher employee compensation and benefits expense, higher general and administration expense and expense linked to the eFront Transaction.

Employee compensation and benefits expense increased $150 million, or 3%, to $4,470 million in 2019 from $4,320 million in 2018, primarily reflecting higher headcount, higher performance fees and higher deferred compensation expense. Employees at December 31, 2019 totaled approximately 16,200 compared with approximately 14,900 at December 31, 2018.

General and administration expense increased $120 million from 2018, reflecting higher technology expense, higher product launch costs, the impact of the eFront Transaction and the impact of foreign exchange remeasurement expense, partially offset by lower contingent consideration fair value adjustments related to prior acquisitions and lower marketing and promotional, and portfolio services expense.

Amortization of intangible assets expense increased $47 million, or 94%, to $97 million in 2019, primarily reflecting amortization of intangible assets associated with the eFront Transaction.

Nonoperating Results

The summary and reconciliation of GAAP nonoperating income (expense) to nonoperating income (expense), as adjusted for 2019 and 2018 was as follows:

(in millions)	2019	2018
Nonoperating income (expense), GAAP basis(1)	$236	$(79)
Less: Net income (loss) attributable to NCI	50	(3)
Nonoperating income (expense), as adjusted, net of NCI(2)(3)	$186	$(76)

(1)	Amounts included gains of $210 million and losses of $105 million attributable to consolidated variable interest entities (“VIEs”) for 2019 and 2018, respectively.
(2)	Net of net income (loss) attributable to NCI.
(3)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing the Company’s nonoperating results, which ultimately impact BlackRock’s book value. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for 2019 and 2018.

The components of nonoperating income (expense), less net income (loss) attributable to NCI for 2019 and 2018 were as follows:

(in millions)	2019	2018
Net gain (loss) on investments(1)(2)
Private equity	$47	$(5)
Real assets	21	26
Other alternatives(3)	19	2
Other investments(4)	144	(70)
Subtotal	231	(47)
Other gains (losses) (5)	61	51
Total net gain (loss) on investments(1)(2)	292	4
Interest and dividend income	97	104
Interest expense	(203)	(184)
Net interest expense	(106)	(80)
Nonoperating income (expense), as adjusted(1)(2)	$186	$(76)

(1)	Net of net income (loss) attributable to NCI. Amounts also include net gain (loss) on consolidated VIEs.
(2)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing the Company’s nonoperating results, which ultimately impact BlackRock’s book value. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for 2019 and 2018.

(3)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include net gains (losses) related to equity and fixed income investments.
(5)

2019 primarily include noncash pre-tax gains (losses) related to the revaluation of certain minority investments. 2018 primarily includes a $40 million pre-tax gain related to the DSP Transaction and a $10 million noncash pre-tax gain related to the revaluation of another minority investment.

Income Tax Expense

	GAAP		As adjusted
(in millions)	2019	2018	2019	2018
Operating income(1)	$5,551	$5,457	$5,551	$5,531
Total nonoperating income (expense)(1)(2)	$186	$(76)	$186	$(76)
Income before income taxes(2)	$5,737	$5,381	$5,737	$5,455
Income tax expense	$1,261	$1,076	$1,253	$1,094
Effective tax rate	22.0%	20.0%	21.9%	20.0%

(1)

Management believes nonoperating income (expense), as adjusted, is an effective measure for reviewing the Company’s nonoperating results, which ultimately impact BlackRock’s book value. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for 2019 and 2018.

(2)	Net of net income (loss) attributable to NCI.

The Company’s tax rate is affected by tax rates in foreign jurisdictions and the relative amount of income earned in those jurisdictions, which the Company expects to be fairly consistent in the near term. The significant foreign jurisdictions that have different statutory tax rates than the US federal statutory rate of 21% include the United Kingdom, Ireland, Canada and Netherlands.

2019 Income tax expense (GAAP) reflected:

o	a discrete tax benefit of $28 million primarily related to stock-based compensation awards that vested in 2019.

2018 Income tax expense (GAAP) reflected:

o	$81 million discrete tax benefits, primarily related to changes in the Company’s organization entity structure; and
o	a $64 million discrete tax benefit related to stock-based compensation awards that vested in 2018.

Balance Sheet Overview

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

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as VIEs and voting rights entities (“VREs”), (collectively, “consolidated sponsored investment products”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by consolidated sponsored investment products to use in its operating activities. In addition, the Company cannot readily sell investments held by consolidated sponsored investment products in order to obtain cash for use in the Company’s operations.

	December 31, 2019
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Products(2)	As Adjusted
Assets
Cash and cash equivalents	$4,829	$—	$141	$4,688
Accounts receivable	3,179	—	—	3,179
Investments	5,489	—	1,494	3,995
Separate account assets and collateral held under securities lending agreements	118,310	118,310	—	—
Other assets(3)	3,884	—	57	3,827
Subtotal	135,691	118,310	1,692	15,689
Goodwill and intangible assets, net	32,931	—	—	32,931
Total assets	$168,622	$118,310	$1,692	$48,620
Liabilities
Accrued compensation and benefits	$2,057	$—	$—	$2,057
Accounts payable and accrued liabilities	1,167	—	—	1,167
Borrowings	4,955	—	—	4,955
Separate account liabilities and collateral liabilities under securities lending agreements	118,310	118,310	—	—
Deferred income tax liabilities(4)	3,734	—	—	3,734
Other liabilities	3,470	—	310	3,160
Total liabilities	133,693	118,310	310	15,073
Equity
Total stockholders’ equity	33,547	—	—	33,547
Noncontrolling interests	1,382	—	1,382	—
Total equity	34,929	—	1,382	33,547
Total liabilities and equity	$168,622	$118,310	$1,692	$48,620

(1)

Amounts represent segregated client assets and related liabilities. BlackRock has no economic interest in these assets or liabilities. BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.

(2)	Amounts represent the portion of assets and liabilities of Consolidated Sponsored Investment Products attributable to NCI.
(3)	Amount includes property and equipment and other assets.
(4)

Amount includes approximately $4.2 billion of deferred income tax liabilities related to goodwill and intangibles. See Note 25, Income Taxes, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the consolidated statements of financial condition as of December 31, 2019 and 2018 contained in Part II, Item 8 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at December 31, 2019 and 2018 included $141 million and $245 million, respectively, of cash held by consolidated sponsored investment products (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2019).

Accounts receivable at December 31, 2019 increased $522 million from December 31, 2018, primarily due to higher base fees, technology services and performance fee receivables. Investments were $5,489 million at December 31, 2019 (for more information see Investments herein). Goodwill and intangible assets increased $1,566 million from December 31, 2018, primarily due to the eFront Transaction, partially offset by amortization of intangible assets. Other assets (including operating lease right-of-use (“ROU”) assets and property and equipment) increased $237 million from December 31, 2018, primarily due to the initial recognition of the operating lease ROU assets related to the adoption of the new lease accounting guidance and an increase in certain corporate minority investments, property and equipment, and unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities), partially offset by a decrease in other assets of consolidated sponsored investment products.

Liabilities. Accrued compensation and benefits at December 31, 2019 increased $69 million from December 31, 2018, primarily due to higher 2019 deferred compensation accruals. Other liabilities increased $207 million from December 31, 2018, primarily due to the initial recognition of the operating lease liabilities related to the adoption of the new lease accounting guidance and higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets), partially offset by a decrease in contingent liability in connection with certain prior acquisitions, and restructuring liability payments and a decrease in other liabilities of consolidated sponsored investment products. Net deferred income tax liabilities at December 31, 2019 increased $163 million from December 31, 2018, primarily due to the effects of temporary differences associated with the eFront Transaction and investment income.

Investments

The Company’s investments were $5,489 million and $4,476 million at December 31, 2019 and 2018, respectively. Investments include consolidated investments held by sponsored investment products accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents investments, as adjusted, to enable investors to understand the portion of investments that is owned by the Company, net of NCI, as a gauge to measure the impact of changes in net nonoperating income (expense) on investments to net income (loss) attributable to BlackRock.

The Company further presents net “economic” investment exposure, net of deferred compensation investments and hedged investments, to reflect another helpful measure for investors. The economic impact of investments held pursuant to deferred compensation arrangements is offset by a change in compensation expense. The impact of certain investments is substantially mitigated by swap hedges. Carried interest capital allocations are excluded as there is no impact to BlackRock’s stockholders’ equity until such amounts are realized as performance fees. Finally, the Company’s regulatory investment in Federal Reserve Bank stock, which is not subject to market or interest rate risk, is excluded from the Company’s net economic investment exposure.

(in millions)	December 31, 2019	December 31, 2018
Investments, GAAP	$5,489	$4,476
Investments held by consolidated sponsored investment products	(3,784)	(3,204)
Net interest in consolidated sponsored investment products(1)	2,290	2,109
Investments, as adjusted	3,995	3,381
Federal Reserve Bank stock	(93)	(92)
Deferred compensation investments	(23)	(34)
Hedged investments	(644)	(483)
Carried interest	(528)	(387)
Total “economic” investment exposure	$2,707	$2,385
(1)	Amount included $514 million and $369 million of carried interest (VIEs) as of December 31, 2019 and 2018, respectively, which has no impact on the Company’s “economic” investment exposure.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at December 31, 2019 and 2018:

(in millions)	December 31, 2019	December 31, 2018
Private equity	$355	$305
Real assets	322	377
Other alternatives(1)	235	199
Other investments(2)	1,795	1,504
Total “economic” investment exposure	$2,707	$2,385

(1)	Other alternatives primarily include hedge funds/funds of hedge funds.
(2)	Other investments primarily include seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as UK government securities, primarily held for regulatory purposes.

As adjusted investment activity for 2019 and 2018 was as follows:

(in millions)	2019	2018
Investments, as adjusted, beginning balance	$3,381	$3,154
Purchases/capital contributions/acquisitions	975	1,494
Sales/maturities	(617)	(1,124)
Distributions (1)	(226)	(95)
Market appreciation(depreciation)/earnings from equity method investments	333	(107)
Carried interest capital allocations/(distributions)/acquired	141	89
Other	8	(30)
Investments, as adjusted, ending balance	$3,995	$3,381

(1)	Amount includes distributions representing return of capital and return on investments.

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

The following table presents a reconciliation of the consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment products:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Products	Cash Flows Excluding Impact of Consolidated Sponsored Investment Products
Cash, cash equivalents and restricted cash, December 31, 2017	$7,096	$207	$6,889
Net cash provided by/(used in) operating activities	3,075	(1,181)	4,256
Net cash provided by/(used in) investing activities	(808)	(84)	(724)
Net cash provided by/(used in) financing activities	(2,765)	1,303	(4,068)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(93)	—	(93)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(591)	38	(629)
Cash, cash equivalents and restricted cash, December 31, 2018	$6,505	$245	$6,260
Net cash provided by/(used in) operating activities	2,884	(1,563)	4,447
Net cash provided by/(used in) investing activities	(2,014)	(110)	(1,904)
Net cash provided by/(used in) financing activities	(2,583)	1,569	(4,152)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	54	—	54
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,659)	(104)	(1,555)
Cash, cash equivalents and restricted cash, December 31, 2019	$4,846	$141	$4,705

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

Cash flows used in investing activities, excluding the impact of consolidated sponsored investment products, for 2019 were $1,904 million and primarily reflected $1.5 billion of cash outflow related to the eFront Transaction, $693 million of investment purchases and $254 million of purchases of property and equipment, partially offset by $417 million of net proceeds from sales and maturities of certain investments.

Cash flows used in financing activities, excluding the impact of consolidated sponsored investment products, for 2019 were $4,152 million, primarily resulting from $1.9 billion of share repurchases, including $400 million in open market transactions, a $1.3 billion private transaction and $245 million of employee tax withholdings related to employee stock transactions, $2.1 billion of cash dividend payments, and $1 billion of repayments of long-term borrowings, partially offset by $992 million of proceeds from long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at December 31, 2019 and 2018 were as follows:

(in millions)	December 31, 2019	December 31, 2018
Cash and cash equivalents(1)	$4,829	$6,488
Cash and cash equivalents held by consolidated sponsored investment products(2)	(141)	(245)
Subtotal	4,688	6,243
Credit facility — undrawn	4,000	4,000
Total liquidity resources(3)	$8,688	$10,243

(1)

The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 45% and 50% at December 31, 2019 and 2018, respectively.  See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)	Amounts do not reflect a reduction for year-end incentive compensation accruals of approximately $1.4 billion for both 2019 and 2018, which are paid in the first quarter of the following year.

Total liquidity resources decreased $1,555 million during 2019, primarily reflecting cash dividend payments of $2.1 billion, share repurchases of $1.9 billion, reflecting the impact of a $1.3 billion private transaction, and approximately $1.5 billion of cash outflow related to the eFront Transaction, partially offset by cash flows from operating activities.

A significant portion of the Company’s $3,995 million of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. In January 2019, the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program for a total up to approximately 9.9 million shares of BlackRock common stock.

During 2019, the Company repurchased 4.0 million common shares under the share repurchase program for approximately $1.7 billion, including a $1.3 billion private transaction that closed on March 25, 2019. At December 31, 2019, there were 5.9 million shares still authorized to be repurchased.

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

At December 31, 2019 and 2018, the Company was required to maintain approximately $1.9 billion and $1.8 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Undistributed Earnings of Foreign Subsidiaries. As a result of The 2017 Tax Cuts and Jobs Act and the one-time mandatory deemed repatriation tax on untaxed accumulated foreign earnings, US income taxes were provided on the Company’s undistributed foreign earnings. The financial statement basis in excess of tax basis of its foreign subsidiaries remains indefinitely reinvested in foreign operations. The Company will continue to evaluate its capital management plans throughout 2020.

Short-Term Borrowings

2019 Revolving Credit Facility.  The Company’s credit facility has an aggregate commitment amount of $4 billion and was amended in March 2019 to extend the maturity date to March 2024 (the “2019 credit facility”). The 2019 credit facility permits the Company to request up to an additional $1 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2019 credit facility to an aggregate principal amount not to exceed $5 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2019 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2019. The 2019 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At December 31, 2019, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2019 credit facility. At December 31, 2019, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value of long-term borrowings at December 31, 2019 included the following:

(in millions)	Maturity Amount	Carrying Value	Maturity
4.25% Notes	$750	$749	May 2021
3.375% Notes	750	748	June 2022
3.50% Notes	1,000	996	March 2024
1.25% Notes(1)	786	781	May 2025
3.20% Notes	700	695	March 2027
3.25% Notes	1,000	986	April 2029
Total Long-term Borrowings	$4,986	$4,955

(1)	The carrying value of the 1.25% Notes is calculated using the EUR/USD foreign exchange rate as of December 31, 2019.

In April 2019, the Company issued $1 billion in aggregate principal amount of 3.25% senior unsecured and unsubordinated notes maturing on April 30, 2029 (the “2029 Notes”). The net proceeds of the 2029 Notes were used for general corporate purposes, which included a portion of the purchase price of the eFront Transaction, repayment of a portion of the $1 billion 5.00% notes in December 2019 and repayment of borrowings under its commercial paper program. Interest is payable semi-annually on April 30 and October 30 of each year, which commenced on October 30, 2019, and is approximately $33 million per year. The 2029 Notes may be redeemed prior to January 30, 2029 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at par thereafter. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2029 Notes.

In December 2019, the Company fully repaid $1 billion of 5.00% notes at maturity.

In January 2020, the Company issued $1 billion in aggregate principal amount of 2.40% senior unsecured and unsubordinated notes maturing on April 30, 2030 (the “2030 Notes”). The net proceeds of the 2030 Notes will be used for general corporate purposes. Interest of approximately $24 million per year will be payable semi-annually on April 30 and October 30 of each year, commencing April 30, 2020. The 2030 Notes may be redeemed prior to January 30, 2030 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2030 Notes thereafter. The discount and debt issuance costs will be amortized over the term of the 2030 Notes.

For more information on Company’s borrowings, see Note 15, Borrowings, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Contractual Obligations, Commitments and Contingencies

The following table sets forth contractual obligations, commitments and contingencies by year of payment at December 31, 2019:

(in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Contractual obligations and commitments:
Long-term borrowings(1):
Principal	$—	$750	$750	$—	$1,000	$2,486	$4,986
Interest	157	141	112	100	82	213	805
Operating leases	158	152	141	125	110	1,682	2,368
Purchase obligations	149	98	37	20	12	—	316
Investment commitments	553	—	—	—	—	—	553
Total contractual obligations and commitments	1,017	1,141	1,040	245	1,204	4,381	9,028
Contingent obligations:
Contingent payments related to business acquisitions(2)	189	19	—	—	—	—	208
Total contractual obligations, commitments and contingent obligations(3)	$1,206	$1,160	$1,040	$245	$1,204	$4,381	$9,236

(1)	The amount of principal and interest payments for the 1.25% Notes (issued in Euros) represents the expected payment amounts using the EUR/USD foreign exchange rate as of December 31, 2019.
(2)

The amount of contingent payments reflected for any year represents the expected payments using foreign currency exchange rates as of December 31, 2019. The fair value of the remaining aggregate contingent payments at December 31, 2019 totaled $193 million and is included in other liabilities on the consolidated statements of financial condition.

(3)

At December 31, 2019, the Company had approximately $618 million of net unrecognized tax benefits. Due to the uncertainty of timing and amounts that will ultimately be paid, this amount has been excluded from the table above.

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

In May 2017, the Company entered into an agreement with 50 HYMC Owner LLC, for the lease of approximately 847,000 square feet of office space located at 50 Hudson Yards, New York, New York. The term of the lease is twenty years from the date that rental payments begin, expected to occur in May 2023, with the option to renew for a specified term. The lease requires annual base rental payments of approximately $51 million per year during the first five years of the lease term, increasing every five years to $58 million, $66 million and $74 million per year (or approximately $1.2 billion in base rent over its twenty-year term). In November 2019, the Company exercised its initial expansion option with respect to two additional floors of approximately 122,000 square feet of office space. The additional space requires approximately $185 million in base rent over its twenty-year term.

For more information on the Company’s operating leases, see Note 13, Leases, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Purchase Obligations. In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts, which are either noncancelable or cancelable with a penalty. At December 31, 2019, the Company’s obligations primarily reflected standard service contracts for portfolio services, market data, office-related services and third-party marketing and promotional services, and obligations for equipment. Purchase obligations are recorded on the consolidated financial statements when services are provided and, as such, obligations for services and equipment not received are not included in the consolidated statement of financial condition at December 31, 2019.

Investment Commitments. At December 31, 2019, the Company had $553 million of various capital commitments to fund sponsored investment products, including consolidated sponsored investment products. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at December 31, 2019 totaled $193 million, and is included in other liabilities on the consolidated statements of financial condition.

The following items have not been included in the contractual obligations, commitments and contingencies table:

Carried Interest Clawback. As a general partner in certain investment products, including private equity partnerships and certain hedge funds, the Company may receive carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a return as specified in the various partnership agreements. Therefore, BlackRock records carried interest subject to such clawback provisions in investments, or cash and cash equivalents to the extent that it is distributed, and as a deferred carried interest liability on its consolidated statements of financial condition. Carried interest is recorded as performance fees on BlackRock’s consolidated statements of income when fees are no longer probable of significant reversal.

Indemnifications. In the ordinary course of business or in connection with certain acquisition agreements, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined or the likelihood of any liability is considered remote and, therefore, has not been included in the table above or recorded in the consolidated statement of financial condition at December 31, 2019. See further discussion in Note 16, Commitments and Contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of December 31, 2019 and subject to this type of indemnification was $210 billion. In the Company’s capacity as lending agent, cash and securities totaling $226 billion was held as collateral for indemnified securities on loan at December 31, 2019. The fair value of these indemnifications was not material at December 31, 2019.

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

Compensation and Benefit Obligations. The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the contractual obligations and commitments table above. Accrued compensation and benefits at December 31, 2019 totaled $2,057 million and included annual incentive compensation of $1,372 million, deferred compensation of $399 million and other compensation and benefits related obligations of $286 million. Substantially all of the incentive compensation liability was paid in the first quarter of 2020, while the deferred compensation obligations are payable over various periods, with the majority payable over periods of up to three years.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the consolidated financial statements included in Part II, Item 8 of this filing, including information regarding the adoption of Accounting Standards Update 2016-02, Leases.

Consolidation

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles. The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Investments that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity. BlackRock is deemed to be the PB of a VIE if it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%. See Note 6, Consolidated Sponsored Investment Products, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

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

BlackRock’s equity method investees that are investment companies record their underlying investments at fair value. Therefore, under the equity method of accounting, BlackRock’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. BlackRock’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as nonoperating income (expense) for investments in investment companies, or as advisory and other revenue for certain corporate minority investments, which are recorded in other assets, since such investees are considered to be an extension of BlackRock’s core business.

At December 31, 2019, the Company had $943 million and $531 million of equity method investments, included in investments and other assets, respectively, and at December 31, 2018, the Company had $781 million and $459 million of equity method investments included in investments and other assets, respectively.

Other nonequity method corporate minority investments.  Other nonequity method corporate minority investments are recorded within other assets on the consolidated statements of financial condition. At December 31, 2019 and 2018, these investments totaled $282 million and $199 million, respectively, and included investments in equity securities, which are generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities. Changes in value of these securities are recorded in nonoperating income (expense) on the consolidated statements of income. See Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

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

Changes in Valuation. Changes in value on $5,489 million of investments will impact the Company’s nonoperating income (expense), $342 million are held at cost or amortized cost and the remaining $528 million relates to carried interest, which will not impact nonoperating income (expense). At December 31, 2019, changes in fair value of $3,270 million of consolidated sponsored investment products will impact BlackRock’s net income (loss) attributable to NCI on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of consolidated sponsored investment products was $1,776 million.

Leases

The Company determines if a contract is a lease or contains a lease at inception. The identification of whether a contract contains a lease requires judgment, including determining whether there are identified assets in the contract that the Company has control over for a specified period of time in exchange for consideration.

Fixed lease payments are included in the measurement of ROU assets and lease liabilities on the consolidated statement of financial condition. The Company recognizes ROU assets and lease liabilities based on the present value of these future lease payments over the lease term at the commencement date discounted using the Company’s incremental borrowing rate (“IBR”). Management judgment is required in determining the Company’s IBR, including assessing the Company’s credit rating using various financial metrics, such as revenue, operating margin and revenue growth, and, as appropriate, performing market analysis of yields on publicly traded bonds (secured or unsecured) of comparable companies. See Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing for more information on leases.

Goodwill and Intangible Assets

The value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open-end investment funds as well as collective trust funds without a specified termination date are classified as indefinite-lived intangible assets. The assignment of indefinite lives to such investment fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage these funds due to the likelihood of continued renewal at little or no cost. In addition, trade names/trademarks are considered indefinite-lived intangibles if they are expected to generate cash flows indefinitely. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Indefinite-lived intangible assets and goodwill are not amortized.

Finite-lived management contracts, which relate to acquired separate accounts and funds, investor/customer relationships, and technology related assets that are expected to contribute to the future cash flows of the Company for a specified period of time are amortized over their remaining expected useful lives, which, at December 31, 2019 ranged from 1 to 11 years with a weighted-average remaining estimated useful life of 7.8 years.

Goodwill. The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. The impairment assessment performed as of July 31, 2019 indicated no impairment charge was required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2019, the Company’s common stock closed at $502.70, which exceeded its book value of approximately $216.15 per share.

Indefinite-lived and finite-lived intangibles. The Company performs assessments to determine if any intangible assets are impaired and whether the indefinite-life and finite-life classifications are still appropriate.

In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than carrying value, BlackRock performed certain quantitative assessments and assessed various significant qualitative factors including AUM, revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. In addition, the Company considered other factors including: (i) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (ii) industry and market considerations such as a deterioration in the environment in which the Company operates, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for an entity’s services, or regulatory, legal or political developments; and (iii) the Company-specific events, such as a change in management or key personnel, overall financial performance and litigation that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset. If an indefinite-lived intangible is determined to be more likely than not impaired, then the fair value of the asset is compared with its carrying value and any excess of the carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs.

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

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $97 million, $50 million and $89 million for 2019, 2018 and 2017, respectively.

In 2019, 2018 and 2017, the Company performed impairment tests, including evaluating various qualitative factors and performing certain quantitative assessments. The Company determined that no impairment charges were required and that the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes were required to the expected lives of the finite-lived intangibles. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

Contingent Consideration Liabilities

In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets. The fair value of this contingent consideration is estimated at the time of acquisition closing and is included in other liabilities on the consolidated statements of financial condition. As the fair value of the expected payments amount subsequently changes, the contingent consideration liability is adjusted, resulting in contingent consideration fair value adjustments recorded within general and administration expense of the consolidated statements of income. Cash payments up to the acquisition date fair value amount of the contingent consideration liability are reflected as financing activities with excess (if any) cash payments classified in operating activities. Any cash payments made soon after the acquisition date will be classified in investing activities.

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

Investment advisory and administration fees are recognized as the services are performed over time because the customer is receiving and consuming the benefits as they are provided by the Company. Fees are primarily based on agreed-upon percentages of AUM and recognized for services provided during the period, which are distinct from services provided in other periods. Such fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. AUM represents the broad range of financial assets the Company manages for clients on a discretionary basis pursuant to investment management and trust agreements that are expected to continue for at least 12 months. In general, reported AUM reflects the valuation methodology that corresponds to the basis used for determining revenue (for example, net asset values).

The Company earns revenue by lending securities on behalf of clients, primarily to highly rated banks and broker-dealers. The securities loaned are secured by collateral, generally ranging from 102% to 112% of the value of the loaned securities. For 2019, 2018 and 2017, securities lending revenue earned by the Company totaled $617 million, $627 million and $597 million, respectively, and is recorded in investment advisory, administration and securities lending revenue on the consolidated statements of income. Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

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

The Company is allocated carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these funds. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its consolidated statements of financial condition.

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2019 and 2018, the Company had $483 million and $293 million, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown. See Note 17, Revenue, in the notes to the consolidated financial statements for detailed changes in the deferred carried interest liability balance for 2019 and 2018.

Fees earned for technology services are primarily recorded as services are performed and are generally determined using the value of positions on the Aladdin platform or on a fixed-rate basis. Revenue derived from the sale of software licenses is recognized upon the granting of access rights.

Distribution and service fees earned for distributing investment products and providing support services to investment portfolios, are based on AUM, and are recognized when the amount of fees is known.

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

Significant management judgment is required in estimating the ranges of possible outcomes and determining the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2019, BlackRock had $900 million of gross unrecognized tax benefits, of which $513 million, if recognized, would affect the effective tax rate.

Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2019, the Company had deferred income tax assets of $175 million and deferred income tax liabilities of $3,734 million on the consolidated statement of financial condition. Changes in deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company.

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

The Company records income taxes based upon its estimated income tax liability or benefit. The Company’s actual tax liability or benefit may differ from the estimated income tax liability or benefit. The Company had current income taxes receivables of approximately $282 million and current income taxes payables of $293 million at December 31, 2019.

Accounting Developments

For accounting pronouncements that the Company adopted during the year ended December 31, 2019 and for recent accounting pronouncements not yet adopted, see Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2019, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At December 31, 2019, the Company had outstanding total return swaps with an aggregate notional value of approximately $644 million. At December 31, 2019, there were no outstanding interest rate swaps.

At December 31, 2019, approximately $3.8 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as VIEs and VREs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $2.7 billion. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Balance Sheet Overview-Investments for further information on the Company’s investments.

Equity Market Price Risk. At December 31, 2019, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $763 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $76.3 million in the carrying value of such investments.

Interest-Rate/Credit Spread Risk. At December 31, 2019, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $1,944 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $40 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $753 million at December 31, 2019. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $75.3 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At December 31, 2019, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $3.4 billion.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition as of December 31, 2019 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche, LLP

New York, New York

February 28, 2020

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

The information regarding compliance with Section 16(a) of the Exchange Act set forth under the caption “Item 1: Election of Directors – Delinquent Section 16(a) Reports” of the Proxy Statement is incorporated herein by reference.

The information regarding BlackRock’s Code of Ethics for Chief Executive and Senior Financial Officers under the caption “Item 1: Election of Directors – Corporate Governance – Our Corporate Governance Framework” of the Proxy Statement is incorporated herein by reference.

The information regarding BlackRock’s Audit Committee under the caption “Item 1: Election of Directors – Corporate Governance – Board Committees” of the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the sections captioned “Management Development & Compensation Committee Interlocks and Insider Participation,” “Item 2: Approval, in a Non-Binding Advisory Vote, of the Compensation for Named Executive Officers – Executive Compensation – Compensation Discussion and Analysis” and “Item 1: Election of Directors – Corporate Governance – 2019 Director Compensation” of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the sections captioned “Item 1: Election of Directors – Ownership of BlackRock Common and Preferred Stock” and “Item 2 – Approval, in a Non-Binding Advisory Vote, of the Compensation for Named Executive Officers – Executive Compensation – Compensation Discussion and Analysis – 5. Compensation Policies and Practices – Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Item 1: Election of Directors – Certain Relationships and Related Transactions” and “Item 1: Election of Directors – Criteria for Board Membership – Director Independence” of the Proxy Statement is incorporated herein by reference.

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

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable, not required or the information required is included in the Company’s consolidated financial statements or notes thereto.

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

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.
3.3(3)	Amended and Restated Bylaws of BlackRock.
3.4(1)	Certificate of Designations of Series A Convertible Participating Preferred Stock of BlackRock.
3.5(4)	Certificate of Designations of Series B Convertible Participating Preferred Stock of BlackRock.
3.6(4)	Certificate of Designations of Series C Convertible Participating Preferred Stock of BlackRock.
3.7(5)	Certificate of Designations of Series D Convertible Participating Preferred Stock of BlackRock.
4.1(6)	Specimen of Common Stock Certificate.
4.2(7)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.
4.3(8)	Form of 5.00% Notes due 2019.
4.4(9)	Form of 4.25% Notes due 2021.
4.5(10)	Form of 3.375% Notes due 2022.
4.6(11)	Form of 3.500% Notes due 2024.
4.7(12)	Form of 1.250% Notes due 2025.
4.8(13)	Form of 3.200% Notes due 2027.
4.9(14)	Form of 3.250% Notes due 2029.
4.10(12)	Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the Indenture.
4.11	Description of Securities.
10.1(15)	BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.2(16)	Amendment to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.3(17)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan.+
10.4(18)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+
10.5(19)	Form of Restricted Stock Unit Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.6(20)	Form of Performance-Based Restricted Stock Unit Agreement (BPIP) under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.7(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.8(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.9(1)

Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+

10.10(20)	Form of Performance-Based Stock Option Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan. +
10.11(15)	BlackRock, Inc. Amended and Restated Voluntary Deferred Compensation Plan, as amended and restated as of November 16, 2015.+
10.12(21)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+
10.13(22)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+
10.14(23)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+
10.15(4)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+
10.16(24)	Fourth Amendment, dated as of August 7, 2012, to the Share Surrender Agreement.+
10.17(25)

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

10.18(26)

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

10.22(30)

Amendment No. 5, dated as of April 8, 2016, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.23(31)

Amendment No. 6, dated as of April 6, 2017, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.24(32)

Amendment No. 7, dated as of April 3, 2018, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.25(34)

Amendment No. 8, dated as of March 29, 2019, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.26(4)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.
10.27(33)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.
10.28(35)

Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

10.29(36)	Lease, by and between BlackRock, Inc. and 50 HYMC Holdings LLC.*
10.30(37)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock.+
10.31(38)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of December 23, 2014.
10.32(38)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Citigroup Global Markets Inc., dated as of December 23, 2014.
10.33(38)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of January 6, 2015.
10.34(38)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Credit Suisse Securities (USA) LLC dated as of January 6, 2015.
10.35	BlackRock, Inc. Leadership Retention Carry Plan.+
10.36(39)	Form of Percentage Points Award Agreement pursuant to the BlackRock, Inc. Leadership Retention Carry Plan.+
21.1	Subsidiaries of Registrant.
23.1	Deloitte & Touche LLP Consent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.

(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 22, 2016.

(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.

(5)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 3, 2009.

(6)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.

(7)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2009.

(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.

(10)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 31, 2012.

(11)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 18, 2014.

(12)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2015.

(13)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2017.

(14)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 29, 2019.

(15)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2015.

(16)	Incorporated by reference to BlackRock’s Definitive Proxy Statement on Form DEF 14A filed on April 13, 2018

(17)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.

(18)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.

(19)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

(20)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

(21)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(22)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.

(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(24)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(25)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(26)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.

(27)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2013.

(28)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2014.

(29)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2015.

(30)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 14, 2016.

(31)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 11, 2017.

(32)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 6, 2018.

(33)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.

(34)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 29, 2019.

(35)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.

(36)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

(37)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.

(38)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2014.

(39)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

+	Denotes compensatory plans or arrangements.

*	Portions of this exhibit have been omitted pursuant to a confidential treatment order from the SEC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ LAURENCE D. FINK
Laurence D. Fink
Chairman, Chief Executive Officer and Director

February 28, 2020

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

Signature	Title	Date
/S/ LAURENCE D. FINK Laurence D. Fink	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020
/S/ GARY S. SHEDLIN Gary S. Shedlin	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 28, 2020
/S/ MARC D. COMERCHERO Marc D. Comerchero	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2020
/S/ BADER M. ALSAAD	Director	February 28, 2020
Bader M. Alsaad
/S/ MATHIS CABIALLAVETTA	Director	February 28, 2020
Mathis Cabiallavetta
/S/ PAMELA DALEY	Director	February 28, 2020
Pamela Daley
/S/ WILLIAM S. DEMCHAK	Director	February 28, 2020
William S. Demchak
/S/ JESSICA P. EINHORN	Director	February 28, 2020
Jessica P. Einhorn
/S/ WILLIAM E. FORD	Director	February 28, 2020
William E. Ford
/S/ FABRIZIO FREDA	Director	February 28, 2020
Fabrizio Freda
/S/ MURRY S. GERBER	Director	February 28, 2020
Murry S. Gerber
/S/ MARGARET L. JOHNSON	Director	February 28, 2020
Margaret L. Johnson
/S/ ROBERT S. KAPITO	Director	February 28, 2020
Robert S. Kapito
/S/ CHERYL D. MILLS	Director	February 28, 2020
Cheryl D. Mills
/S/ GORDON M. NIXON	Director	February 28, 2020
Gordon M. Nixon
/S/ CHARLES H. ROBBINS	Director	February 28, 2020
Charles H. Robbins
/S/ IVAN G. SEIDENBERG	Director	February 28, 2020
Ivan G. Seidenberg
/S/ MARCO ANTONIO SLIM DOMIT	Director	February 28, 2020
Marco Antonio Slim Domit
/S/ SUSAN L. WAGNER	Director	February 28, 2020
Susan L. Wagner
/S/ MARK WILSON	Director	February 28, 2020
Mark Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of indefinite-lived intangible assets — Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The Company’s indefinite-lived intangible assets are comprised of management contracts and trade names/trademarks acquired in business acquisitions.  The Company performs its impairment assessment of its indefinite-lived intangible assets at least annually, as of July 31st. In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than carrying value, the Company performs certain quantitative assessments and assesses various significant qualitative factors. If an indefinite-lived intangible asset is determined to be more likely than not impaired, the fair value of the asset is then compared with its carrying value and any excess of the carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs. The determination of fair value requires management to make estimates and assumptions related to projected assets under management (“AUM”) growth rates, revenue basis points, operating margins, tax rates, and discount rates.

Given the significant judgments made by management to estimate the fair value of its indefinite-lived intangible assets, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to projected AUM growth rates, revenue basis points, operating margins, tax rates, and discount rates, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of fair value of indefinite-lived intangible assets included the following, among others:

•

We tested the design, implementation and operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment analysis, including those related to management’s determination of fair value for the indefinite-lived intangible asset. This includes controls related to management’s projected AUM growth rates, operating margins, tax rates, and the selection of the discount rates.

•	We evaluated the reasonableness of management’s projected AUM growth rates, revenue basis points, operating margins, and tax rates by comparing management’s projections to:
-	historical amounts,

-	internal communications to management and the Board of Directors, and
-	forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•	We evaluated management’s ability to accurately project AUM growth rates, operating margins, and tax rates by comparing actual results to management’s historical forecasts.
•

With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s valuation methodology and assumptions, including the selection of the discount rate by: (1) tested the source information underlying the determination of the discount rate and the mathematical accuracy of the evaluation and (2) developed a range of independent estimates and compared those to the discount rate selected by management.

•	We evaluated the impact of changes in management’s forecasts from July 31, 2019, the annual impairment assessment date, to December 31, 2019.

/s/ Deloitte & Touche, LLP

New York, New York

February 28, 2020

We have served as the Company's auditor since 2002.

BlackRock, Inc.

Consolidated Statements of Financial Condition

(in millions, except shares and per share data)	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents(1)	$4,829	$6,488
Accounts receivable	3,179	2,657
Investments(1)	5,489	4,476
Separate account assets	102,844	90,285
Separate account collateral held under securities lending agreements	15,466	20,655
Property and equipment (net of accumulated depreciation of $880 and $750 at December 31, 2019 and 2018, respectively)	715	643
Intangible assets (net of accumulated amortization of $185 and $244 at December 31, 2019 and 2018, respectively)	18,369	17,839
Goodwill	14,562	13,526
Other assets(1)	3,169	3,004
Total assets	$168,622	$159,573
Liabilities
Accrued compensation and benefits	$2,057	$1,988
Accounts payable and accrued liabilities	1,167	1,292
Borrowings	4,955	4,979
Separate account liabilities	102,844	90,285
Separate account collateral liabilities under securities lending agreements	15,466	20,655
Deferred income tax liabilities	3,734	3,571
Other liabilities(1)	3,470	3,263
Total liabilities	133,693	126,033
Commitments and contingencies (Note 16)
Temporary equity
Redeemable noncontrolling interests	1,316	1,107
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at December 31, 2019 and 2018;

  Shares issued: 171,252,185 at December 31, 2019 and 2018;

  Shares outstanding: 154,375,780 and 157,553,501 at December 31, 2019 and

  2018, respectively

Series B nonvoting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 150,000,000 at December 31, 2019 and 2018; Shares issued and outstanding: 823,188 at December 31, 2019 and 2018;
Series C nonvoting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 6,000,000 at December 31, 2019 and 2018; Shares issued and outstanding: 0 and 143,458 at December 31, 2019 and 2018, respectively
Additional paid-in capital	19,186	19,168
Retained earnings	21,662	19,282
Accumulated other comprehensive loss	(571)	(691)
Treasury stock, common, at cost (16,876,405 and 13,698,684 shares held at December 31, 2019 and 2018, respectively)	(6,732)	(5,387)
Total BlackRock, Inc. stockholders’ equity	33,547	32,374
Nonredeemable noncontrolling interests	66	59
Total permanent equity	33,613	32,433
Total liabilities, temporary equity and permanent equity	$168,622	$159,573

(1)

For 2019, cash and cash equivalents, investments, other assets and other liabilities include $131 million, $3,301 million, $68 million, and $820 million, respectively, related to consolidated variable interest entities (“VIEs”). For 2018, cash and cash equivalents, investments, other assets and other liabilities include $186 million, $2,680 million, $876 million, and $1,374 million, respectively, related to consolidated VIEs.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(in millions, except shares and per share data)	2019	2018	2017
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$8,323	$8,226	$7,692
Other third parties	3,454	3,327	3,176
Total investment advisory, administration fees and securities lending revenue	11,777	11,553	10,868
Investment advisory performance fees	450	412	594
Technology services revenue	974	785	657
Distribution fees	1,069	1,155	1,183
Advisory and other revenue	269	293	298
Total revenue	14,539	14,198	13,600
Expense
Employee compensation and benefits	4,470	4,320	4,253
Distribution and servicing costs	1,685	1,675	1,663
Direct fund expense	978	998	895
General and administration	1,758	1,638	1,446
Restructuring charge	—	60	—
Amortization of intangible assets	97	50	89
Total expense	8,988	8,741	8,346
Operating income	5,551	5,457	5,254
Nonoperating income (expense)
Net gain (loss) on investments	342	1	161
Interest and dividend income	97	104	49
Interest expense	(203)	(184)	(205)
Total nonoperating income (expense)	236	(79)	5
Income before income taxes	5,787	5,378	5,259
Income tax expense	1,261	1,076	270
Net income	4,526	4,302	4,989
Less:
Net income (loss) attributable to noncontrolling interests	50	(3)	37
Net income attributable to BlackRock, Inc.	$4,476	$4,305	$4,952
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$28.69	$26.86	$30.54
Diluted	$28.43	$26.58	$30.12
Weighted-average common shares outstanding:
Basic	156,014,343	160,301,116	162,160,601
Diluted	157,459,546	161,948,732	164,415,035

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(in millions)	2019	2018	2017
Net income	$4,526	$4,302	$4,989
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	120	(253)	284
Other comprehensive income (loss)	120	(253)	284
Comprehensive income	4,646	4,049	5,273
Less: Comprehensive income (loss) attributable to noncontrolling interests	50	(3)	37
Comprehensive income attributable to BlackRock, Inc.	$4,596	$4,052	$5,236
(1)

Amounts for 2019 and 2018 include gains from a net investment hedge of $11 million (net of tax expense of $3 million) and $30 million (net of tax expense of $10 million), respectively. Amount for 2017 includes a loss from a net investment hedge of $64 million (net of tax benefit of $38 million).

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2016	$19,339	$13,650	$(716)	$(3,185)	$29,088	$52	$29,140	$194
Net income	—	4,952	—	—	4,952	2	4,954	35
Dividends declared ($10.00 per share)	—	(1,662)	—	—	(1,662)	—	(1,662)	—
Stock-based compensation	542	—	—	—	542	—	542	—
PNC preferred stock capital contribution	193	—	—	—	193	—	193	—
Retirement of preferred stock	(193)	—	—	—	(193)	—	(193)	—
Issuance of common shares related to employee stock transactions	(626)	—	—	639	13	—	13	—
Employee tax withholdings related to employee stock transactions	—	—	—	(321)	(321)	—	(321)	—
Shares repurchased	—	—	—	(1,100)	(1,100)	—	(1,100)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(18)	(18)	482
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	14	14	(295)
Other comprehensive income (loss)	—	—	284	—	284	—	284	—
Adoption of new accounting pronouncement	3	(1)	—	—	2	—	2	—
December 31, 2017	$19,258	$16,939	$(432)	$(3,967)	$31,798	$50	$31,848	$416
Net income	—	4,305	—	—	4,305	—	4,305	(3)
Dividends declared ($12.02 per share)	—	(1,968)	—	—	(1,968)	—	(1,968)	—
Stock-based compensation	564	—	—	—	564	—	564	—
PNC preferred stock capital contribution	58	—	—	—	58	—	58	—
Retirement of preferred stock	(58)	—	—	—	(58)	—	(58)	—
Issuance of common shares related to employee stock transactions	(652)	—	—	667	15	—	15	—
Employee tax withholdings related to employee stock transactions	—	—	—	(427)	(427)	—	(427)	—
Shares repurchased	—	—	—	(1,660)	(1,660)	—	(1,660)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	9	9	1,254
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(560)
Other comprehensive income (loss)	—	—	(253)	—	(253)	—	(253)	—
Adoption of new accounting pronouncement	—	6	(6)	—	—	—	—	—
December 31, 2018	$19,170	$19,282	$(691)	$(5,387)	$32,374	$59	$32,433	$1,107
Net income	—	4,476	—	—	4,476	7	4,483	43
Dividends declared ($13.20 per share)	—	(2,096)	—	—	(2,096)	—	(2,096)	—
Stock-based compensation	567	—	—	—	567	—	567	—
PNC preferred stock capital contribution	60	—	—	—	60	—	60	—
Retirement of preferred stock	(60)	—	—	—	(60)	—	(60)	—
Issuance of common shares related to employee stock transactions	(549)	—	—	566	17	—	17	—
Employee tax withholdings related to employee stock transactions	—	—	—	(245)	(245)	—	(245)	—
Shares repurchased	—	—	—	(1,666)	(1,666)	—	(1,666)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	2	2	1,456
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	(2)	(2)	(1,290)
Other comprehensive income (loss)	—	—	120	—	120	—	120	—
December 31, 2019	$19,188	$21,662	$(571)	$(6,732)	$33,547	$66	$33,613	$1,316

(1)	Amounts include $2 million of common stock at December 31, 2019, 2018, 2017 and 2016.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(in millions)	2019	2018	2017
Operating activities
Net income	$4,526	$4,302	$4,989
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	405	220	240
Stock-based compensation	567	564	542
Deferred income tax expense (benefit)	17	(226)	(1,221)
Contingent consideration fair value adjustments	53	65	8
Other gains	(30)	(50)	—
Net (gains) losses within consolidated sponsored investment products	(254)	149	(218)
Net (purchases) proceeds within consolidated sponsored investment products	(1,746)	(1,938)	(570)
(Earnings) losses from equity method investees	(116)	(94)	(122)
Distributions of earnings from equity method investees	70	30	35
Changes in operating assets and liabilities:
Accounts receivable	(433)	4	(521)
Investments, trading	(21)	179	146
Other assets	141	(223)	(173)
Accrued compensation and benefits	58	(230)	276
Accounts payable and accrued liabilities	(111)	43	308
Other liabilities	(242)	280	231
Net cash provided by/(used in) operating activities	2,884	3,075	3,950
Investing activities
Purchases of investments	(693)	(327)	(489)
Proceeds from sales and maturities of investments	417	449	166
Distributions of capital from equity method investees	136	24	32
Net consolidations (deconsolidations) of sponsored investment funds	(110)	(51)	(60)
Acquisitions, net of cash acquired	(1,510)	(699)	(102)
Purchases of property and equipment	(254)	(204)	(155)
Net cash provided by/(used in) investing activities	(2,014)	(808)	(608)
Financing activities
Proceeds from long-term borrowings	992	—	697
Repayments of long-term borrowings	(1,000)	—	(700)
Cash dividends paid	(2,096)	(1,968)	(1,662)
Repurchases of common stock	(1,911)	(2,087)	(1,421)
Net proceeds from (repayments of) borrowings by consolidated sponsored investment products	111	40	—
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	1,458	1,263	464
Other financing activities	(137)	(13)	(8)
Net cash provided by/(used in) financing activities	(2,583)	(2,765)	(2,630)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	54	(93)	192
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,659)	(591)	904
Cash, cash equivalents and restricted cash, beginning of year	6,505	7,096	6,192
Cash, cash equivalents and restricted cash, end of year	$4,846	$6,505	$7,096
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$193	$177	$205
Income taxes (net of refunds)	$1,168	$1,159	$1,124
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$549	$652	$626
PNC preferred stock capital contribution	$60	$58	$193
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(1,292)	$(560)	$(281)

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

At December 31, 2019, The PNC Financial Services Group, Inc. (“PNC”) held 22.0% of the Company’s voting common stock and 22.4% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Noncontrolling interests (“NCI”) on the consolidated statements of financial condition represents the portion of consolidated sponsored investment funds in which the Company does not have direct equity ownership. Accounts and transactions between consolidated entities have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications. The prior year amounts related to the Company’s consolidated variable interest entities have been reclassified to cash and cash equivalents, investments, other assets and other liabilities within the Company’s consolidated statement of financial condition for consistency with the current year’s presentation. In addition, conforming changes were made to the prior year amounts within the statements of cash flows and the related notes to the consolidated financial statements. The reclassifications had no effect on the previously reported total stockholders’ equity, results of operations, or cash flows from operating, investing or financing activities.

Accounting Pronouncements Adopted in 2019

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, and several amendments (collectively, “ASU 2016-02”), which requires lessees to recognize assets and liabilities arising from most operating leases on the consolidated statements of financial condition.

The Company adopted ASU 2016-02 on its effective date of January 1, 2019 on a modified retrospective basis and elected not to apply ASU 2016-02 to the comparative periods presented. Under this transition method, any cumulative effect adjustment is recognized in the opening balance of retained earnings in the period of adoption. The Company elected the package of practical expedients to alleviate certain operational complexities related to the adoption, which allowed the Company to carry forward the existing lease classification. The Company elected to account for lease and non-lease components as a single component for its leases. The Company also elected the short-term lease practical expedient. Consequently, leases with an initial term of 12 months or less are not recorded on the consolidated statement of financial condition. Upon adoption of ASU 2016-02, the Company recorded a net increase of approximately $0.7 billion in its assets and liabilities related to the right-of-use (“ROU”) asset and lease liability for its operating leases. The adoption of ASU 2016-02 did not have a material impact on the consolidated statement of income or cash flows. See Note 13, Leases, for more information.

Cash and Cash Equivalents. Cash and cash equivalents primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less in which the Company is exposed to market and credit risk. Cash and cash equivalent balances that are legally restricted from use by the Company are recorded in other assets on the consolidated statements of financial condition. Cash balances maintained by consolidated VIEs and voting rights entities (“VREs”) are not considered legally restricted and are included in cash and cash equivalents on the consolidated statements of financial condition.

Investments

Investments in Debt Securities. The Company classifies debt investments as available-for-sale, held-to-maturity or trading based on the Company’s intent to sell the security or, its intent and ability to hold the debt security to maturity.

Available-for-sale securities are those securities that are not classified as trading or held-to-maturity. Available-for-sale securities include certain investments in collateralized loan obligations (“CLOs”) and are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity in the period of the change. Upon the disposition of an available-for-sale security, the Company reclassifies the gain or loss on the security from AOCI to nonoperating income (expense) on the consolidated statements of income.

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

Equity Method. The Company applies the equity method of accounting for equity investments where the Company does not consolidate the investee, but can exert significant influence over the financial and operating policies of the investee. The Company’s share of the investee’s underlying net income or loss is recorded as net gain (loss) on investments within nonoperating income (expense) and as other revenue for certain corporate minority investments since such investees are considered to be an extension of the Company’s core business. The Company’s share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the consolidated statement of financial condition. Distributions received reduce the Company’s carrying value of the investee and the cost basis if deemed to be a return of capital.

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

Consolidation of Variable Interest Entities. Certain investment products for which a controlling financial interest is achieved through arrangements that do not involve or are not directly linked to voting interests are deemed VIEs. BlackRock reviews factors, including whether or not i) the entity has equity at risk that is sufficient to permit the entity to finance its activities without additional subordinated support from other parties and ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns, and the right to direct the activities of the entity that most significantly impact the entity’s economic performance, to determine if the investment product is a VIE. BlackRock re-evaluates such factors as facts and circumstances change.

The PB of a VIE is defined as the variable interest holder that has a controlling financial interest in the VIE. A controlling financial interest is defined as (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the VIE. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%.

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

The Company records on the consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the consolidated statements of income. During 2019 and 2018, the Company had not resold or repledged any of the collateral received under these arrangements. At December 31, 2019 and 2018, the fair value of loaned securities held by separate accounts was approximately $14.4 billion and $18.9 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $15.5 billion and $20.7 billion, respectively.

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

The Company capitalizes certain costs incurred in connection with developing or obtaining software within property and equipment. Capitalized software costs are amortized, beginning when the software product is ready for its intended use, over the estimated useful life of the software of approximately three years.

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

Indefinite-lived intangible assets and goodwill are not amortized. Finite-lived management contracts, which relate to acquired separate accounts and funds and investor/customer relationships, and technology-related assets that are expected to contribute to the future cash flows of the Company for a specified period of time, are amortized over their remaining useful lives.

The Company performs assessments to determine if any intangible assets are potentially impaired and whether the indefinite-lived and finite-lived classifications are still appropriate at least annually, as of July 31st. The carrying value of finite-lived assets and their remaining useful lives are reviewed at least annually to determine if circumstances exist which may indicate a potential impairment or revisions to the amortization period.

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

Noncontrolling Interests. The Company reports noncontrolling interests as equity, separate from the parent’s equity, on the consolidated statements of financial condition. In addition, the Company’s consolidated net income on the consolidated statements of income includes the income (loss) attributable to noncontrolling interest holders of the Company’s consolidated sponsored investment products. Income (loss) attributable to noncontrolling interests is not adjusted for income taxes for consolidated sponsored investment products that are treated as pass-through entities for tax purposes.

Classification and Measurement of Redeemable Securities. The Company includes redeemable noncontrolling interests related to certain consolidated sponsored investment products in temporary equity on the consolidated statements of financial condition.

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

The Company is allocated carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these funds. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its consolidated statements of financial condition.

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

Technology services revenue. The Company offers investment management technology systems, risk management services, wealth management and digital distribution tools, all on a fee basis. Clients include banks, insurance companies, official institutions, pension funds, asset managers, retail distributors and other investors. Fees earned for technology services are primarily recorded as services are performed over time and are generally determined using the value of positions on the Aladdin platform, or a fixed-rate basis. Revenue derived from the sale of software licenses is recognized upon the granting of access rights.

Distribution Fees.  The Company earns distribution and service fees for distributing investment products and providing ongoing shareholder support services to investment portfolios. Distribution fees are passed-through to third-party distributors, which perform various fund distribution services and shareholder servicing of certain funds on the Company’s behalf, and are recognized as distribution and servicing costs. The Company presents distribution fees and related distribution and servicing costs incurred on a gross basis.

Distribution fees primarily consist of ongoing distribution fees, shareholder servicing fees and upfront sales commissions for serving as the principal underwriter and/or distributor for certain managed mutual funds. The service of distribution is satisfied at the point in time when an investor makes an investment in a share class of the managed mutual funds. Fees are generally considered variable consideration because they are based on the value of AUM and are uncertain on trade date. Accordingly, the Company recognizes distribution fees over the investment period as the amounts become known and the portion recognized in the current period may relate to distribution services performed in prior periods. Upfront sales commissions are recognized on a trade date basis. Shareholder servicing fees are based on AUM and recognized in revenue as the services are performed.

Advisory and other revenue. Advisory and other revenue primarily includes fees earned for advisory services, fees earned for transition management services primarily comprised of commissions recognized in connection with buying and selling securities on behalf of customers, and equity method investment earnings related to certain corporate minority investments.

Advisory services fees are determined using fixed-rate fees and are recognized over time as the related services are completed.

Commissions related to transition management services are recorded on a trade-date basis as transactions occur.

Stock-based Compensation. The Company recognizes compensation cost for equity classified awards based on the grant-date fair value of the award. The compensation cost is recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the stock-based award.

The Company measures the grant-date fair value of restricted stock units (“RSUs”) using the Company’s share price on the date of grant. For employee share options and instruments with market conditions, the Company uses pricing models. Stock option awards may have performance, market and/or service conditions. If an equity award is modified after the grant-date, incremental compensation cost is recognized for an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Awards under the Company’s stock-based compensation plans vest over various periods. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award is, in-substance, multiple awards and is adjusted for actual forfeitures as they occur.

The Company amortizes the grant-date fair value of stock-based compensation awards made to retirement-eligible employees over the requisite service period. Upon notification of retirement, the Company accelerates the unamortized portion of the award over the contractually required retirement notification period.

The Company recognizes all excess tax benefits and deficiencies in income tax expense on the consolidated statements of income, which results in volatility of income tax expense as a result of fluctuations in the Company’s stock price. Accordingly, the Company recorded a discrete income tax benefit of $23 million, $64 million and $151 million during 2019, 2018 and 2017, respectively, for vested RSUs where the grant date stock price was lower than the vesting date stock price. The Company accounts for forfeitures as they occur.

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

Leases. The Company determines if a contract is a lease or contains a lease at inception. The Company accounts for its office facility leases as operating leases, which may include escalation clauses that are based on an index or market rate. The Company accounts for lease and non-lease components as a single component for its leases. The Company elected the short-term lease exception for leases with an initial term of 12 months or less. Consequently, such leases are not recorded on the consolidated statement of financial condition. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain they will be exercised or not, respectively.

Fixed lease payments are included in ROU assets and lease liabilities within other assets and other liabilities, respectively, on the consolidated statement of financial condition. ROU assets and lease liabilities are recognized based on the present value of these future lease payments over the lease term at the commencement date using the Company’s incremental borrowing rate as the discount rate. Fixed lease payments made over the lease term are recorded as lease expense on a straight-line basis. Variable lease payments based on usage, changes in an index or market rate are expensed as incurred.

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

Excess tax benefits related to stock-based compensation are recognized as an income tax benefit on the consolidated statements of income and are reflected as operating cash flows on the consolidated statements of cash flows.

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

•	Level 3 assets may include direct private equity investments held within consolidated funds, investments in CLOs and bank loans of a consolidated CLO.
•	Level 3 liabilities include contingent liabilities related to acquisitions valued based upon discounted cash flow analyses using unobservable market data and borrowings of a consolidated CLO.

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

Investments Measured at NAV.    As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for certain investments. The inputs to value these investments may include the Company’s capital accounts for its partnership interests in various alternative investments, including hedge funds, real assets and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships generally are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information from third-party sources, including independent appraisals. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that could be used as an input to value these investments.

Fair Value Assets and Liabilities of Consolidated CLO.    The Company applies the fair value option provisions for eligible assets, including bank loans, held by a consolidated CLO. As the fair value of the financial assets of the consolidated CLO is more observable than the fair value of the borrowings of the consolidated CLO, the Company measures the fair value of the borrowings of the consolidated CLO as the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO.

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

The Company may also use financial instruments designated as net investment hedges for accounting purposes to hedge net investments in international subsidiaries whose functional currency is not US dollars. The gain or loss from revaluing accounting hedges of net investments in foreign operations at the spot rate is deferred and reported within AOCI on the consolidated statements of financial condition. Amounts excluded from the effectiveness assessment are reported in the consolidated statements of income using a systematic and rational method. The Company reassesses the effectiveness of its net investment hedge at least quarterly.

Recent Accounting Pronouncements Not Yet Adopted in 2019

Measurement of Credit Losses. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which significantly changes the accounting and disclosures for credit losses for most financial assets. The new guidance requires an estimate of expected lifetime credit losses and eliminates the existing recognition thresholds under current models. The adoption of ASU 2016-13, which was effective for the Company on January 1, 2020, did not have a material impact on its consolidated financial statements.

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

The purchase price was funded through a combination of existing cash and issuance of commercial paper (subsequently repaid with existing cash) and long-term notes in April 2019. See Note 15, Borrowings, for information on the debt issuance in April 2019.

The purchase price for the eFront Transaction was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The goodwill recognized in connection with the acquisition is non-deductible for tax purposes and is primarily attributable to anticipated synergies from the transaction.

Goodwill, finite-lived intangible assets and deferred income tax liabilities were retrospectively adjusted to reflect new information obtained about facts that existed as of May 10, 2019, the eFront acquisition date. There was no material change to the consolidated statements of income for the year ended December 31, 2019 as a result of these adjustments. A summary of the initial and revised fair values of the assets acquired and liabilities assumed in this acquisition is as follows(1):

	Initial	Revised
	Estimate of	Estimate of
(in millions)	Fair Value	Fair Value
Accounts receivable	$65	$61
Finite-lived intangible assets:
Customer relationships(2)	452	400
Technology-related(3)	205	203
Trade name(4)	21	14
Goodwill	990	1,044
Other assets	31	49
Deferred income tax liabilities	(194)	(146)
Other liabilities assumed	(64)	(125)
Total consideration, net of cash acquired	$1,506	$1,500

Summary of consideration, net of cash acquired:
Cash paid including settlement of outstanding debt of approximately $0.2 billion	$1,555	$1,555
Cash acquired	(49)	(55)
Total consideration, net of cash acquired	$1,506	$1,500

(1)	At this time, the Company does not expect additional material changes to the value of the assets acquired or liabilities assumed in conjunction with the transaction.
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

Finite-lived intangible assets in the table above are amortized over their estimated useful lives, which range from four to 10 years.  Amortization expense related to the finite-lived intangible assets was $38 million for the year ended December 31, 2019. The finite-lived intangible assets had a weighted-average remaining useful life of approximately nine years with remaining amortization expense as follows:

(in millions)
Year	Amount
2020	$60
2021	64
2022	68
2023	69
2024	71
Thereafter	247
Total	$579

For the year ended December 31, 2019, eFront contributed $96 million of revenue and did not have a material impact to net income attributable to BlackRock, Inc. Consequently, the Company has not presented pro forma combined results of operations for this acquisition.

4. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the consolidated statements of cash flows.

	December 31,	December 31,
(in millions)	2019	2018
Cash and cash equivalents	$4,829	$6,488
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$4,846	$6,505

5. Investments

A summary of the carrying value of total investments is as follows:

(in millions)	December 31, 2019	December 31, 2018
Debt securities:
Held-to-maturity investments	$249	$188
Trading securities	1,249	1,660
Total debt securities	1,498	1,848
Equity securities at FVTNI	1,926	1,021
Equity method investments(1)	943	781
Bank loans	204	84
Federal Reserve Bank stock(2)	93	92
Carried interest(3)	528	387
Other investments(4)	297	263
Total investments	$5,489	$4,476

(1)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(2)	At both December 31, 2019 and 2018, there were no indicators of impairment of Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale.
(3)

Carried interest of consolidated sponsored investment funds represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

(4)

Other investments include BlackRock’s investments in nonmarketable equity securities, which are measured at cost, adjusted for observable price changes and private equity and real assets investments of consolidated sponsored investment products.

Available-for-Sale Investments

A summary of sale activity of available-for-sale during 2019, 2018 and 2017 is shown below.

	Year ended December 31,
(in millions)	2019	2018	2017
Sales proceeds	$—	$173	$—
Net realized gain (loss):
Gross realized gains	$—	$—	$—
Gross realized losses	—	—	—
Net realized gain (loss)	$—	$—	$—

There were no available-for-sale investments at both December 31, 2019 and 2018.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $249 million and $188 million at December 31, 2019 and 2018, respectively. Held-to-maturity investments included certain investments in BlackRock sponsored CLOs and foreign government debt held primarily for regulatory purposes. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At December 31, 2019, $80 million of these investments mature between five years to ten years and $169 million mature after ten years.

Equity and Trading Debt Securities

A summary of the cost and carrying value of equity and trading debt securities is as follows:

	December 31, 2019		December 31, 2018
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$822	$844	$800	$798
Government debt	268	269	771	756
Asset/mortgage backed debt	141	136	115	106
Total trading debt securities	$1,231	$1,249	$1,686	$1,660
Equity securities at FVTNI:
Deferred compensation plan mutual funds	$6	$23	$21	$34
Equity securities/multi-asset mutual funds	1,763	1,903	995	987
Total equity securities at FVTNI	$1,769	$1,926	$1,016	$1,021

6. Consolidated Sponsored Investment Products

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

The following table presents the balances related to these consolidated sponsored investment products accounted for as VIEs and VREs that were recorded on the consolidated statements of financial condition, including BlackRock’s net interest in these products:

	December 31, 2019			December 31, 2018
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents	$131	$10	$141	$186	$59	$245
Investments:
Trading debt securities	1,059	151	1,210	1,395	233	$1,628
Equity securities at FVTNI	1,330	332	1,662	569	291	860
Bank loans	204	—	204	84	—	84
Other investments	194	—	194	263	—	263
Carried interest	514	—	514	369	—	369
Total investments	3,301	483	3,784	2,680	524	3,204
Other assets	68	5	73	876	8	884
Other liabilities(1)	(820)	(20)	(840)	(1,374)	(53)	(1,427)
Noncontrolling interests	(1,348)	(34)	(1,382)	(1,076)	(90)	(1,166)
BlackRock's net interest in consolidated investment products	$1,332	$444	$1,776	$1,292	$448	$1,740
(1)	At December 31, 2019 and 2018, other liabilities of VIEs include $195 million and $84 million, respectively, related to borrowings of a consolidated CLO.

BlackRock’s total exposure to consolidated sponsored investment products represents the value of its economic ownership interest in these sponsored investment products. Valuation changes associated with investments held at fair value by these consolidated sponsored investment products are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to noncontrolling interests for the portion not attributable to BlackRock.

The Company cannot readily access cash and cash equivalents held by consolidated sponsored investment products to use in its operating activities.

Net gain (loss) related to consolidated VIEs is presented in the following table:

(in millions)	2019	2018	2017
Nonoperating net gain (loss) on consolidated VIEs	$210	$(105)	$118

Net income (loss) attributable to NCI on consolidated VIEs	$42	$(6)	$33

7. Variable Interest Entities

Nonconsolidated VIEs. At December 31, 2019 and 2018, the Company’s carrying value of assets and liabilities included on the consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions) At December 31, 2019	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$539	$71	$(10)	$627
At December 31, 2018
Sponsored investment products	$348	$43	$(6)	$408

(1)	At December 31, 2019 and 2018, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $12 billion and $9 billion at December 31, 2019 and 2018, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

December 31, 2019 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2019
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$249	$249
Trading securities	—	1,241	8	—	—	1,249
Total debt securities	—	1,241	8	—	249	1,498
Equity securities at FVTNI:
Deferred compensation plan mutual funds	23	—	—	—	—	23
Equity securities/Multi-asset mutual funds	1,903	—	—	—	—	1,903
Total equity securities at FVTNI	1,926	—	—	—	—	1,926
Equity method:
Equity and fixed income mutual funds	157	—	—	—	—	157
Hedge funds/funds of hedge funds	—	—	—	220	—	220
Private equity funds	—	—	—	248	—	248
Real assets funds	—	—	—	296	—	296
Other	12	—	—	10	—	22
Total equity method	169	—	—	774	—	943
Bank loans	—	27	177	—	—	204
Federal Reserve Bank Stock	—	—	—	—	93	93
Carried interest	—	—	—	—	528	528
Other investments(3)	—	—	9	98	190	297
Total investments	2,095	1,268	194	872	1,060	5,489
Other assets(4)	173	—	—	—	—	173
Separate account assets	72,515	29,582	—	—	747	102,844
Separate account collateral held under securities lending agreements:
Equity securities	10,209	—	—	—	—	10,209
Debt securities	—	5,257	—	—	—	5,257
Total separate account collateral held under securities lending agreements	10,209	5,257	—	—	—	15,466
Total	$84,992	$36,107	$194	$872	$1,807	123,972
Liabilities:
Separate account collateral liabilities under securities lending agreements	$10,209	$5,257	$—	$—	$—	$15,466
Other liabilities(5)	—	10	388	—	—	398
Total	$10,209	$5,267	$388	$—	$—	$15,864

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2)

Amounts are comprised of investments held at amortized cost and cost, adjusted for observable price changes, carried interest and certain equity method investments, which include sponsored investment funds and other assets, which are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

(3)	Level 3 amounts primarily include direct investments in private equity companies held by private equity funds.
(4)	Amount includes a minority investment in a publicly traded company.
(5)

Amounts primarily include contingent liabilities related to certain acquisitions (see Note 16, Commitments and Contingencies, for more information) and other liabilities of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets.

Assets and liabilities measured at fair value on a recurring basis

December 31, 2018 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2018
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$188	$188
Trading securities	—	1,656	4	—	—	1,660
Total debt securities	—	1,656	4	—	188	1,848
Equity securities at FVTNI:
Deferred compensation plan mutual funds	34	—	—	—	—	34
Equity securities/Multi-asset mutual funds	987	—	—	—	—	987
Total equity securities at FVTNI	1,021	—	—	—	—	1,021
Equity method:
Equity and fixed income mutual funds	122	—	—	—	—	122
Hedge funds/funds of hedge funds	—	—	—	173	—	173
Private equity funds	—	—	—	116	—	116
Real assets funds	—	—	—	353	—	353
Other	—	—	—	14	3	17
Total equity method	122	—	—	656	3	781
Bank loans	—	14	70	—	—	84
Federal Reserve Bank Stock	—	—	—	—	92	92
Carried interest	—	—	—	—	387	387
Other investments(3)	—	—	82	106	75	263
Total investments	1,143	1,670	156	762	745	4,476
Other assets(4)	122	—	—	—	—	122
Separate account assets	63,610	25,810	—	—	865	90,285
Separate account collateral held under securities lending agreements:
Equity securities	15,066	—	—	—	—	15,066
Debt securities	—	5,589	—	—	—	5,589
Total separate account collateral held under securities lending agreements	15,066	5,589	—	—	—	20,655
Total	$79,941	$33,069	$156	$762	$1,610	$115,538
Liabilities:
Separate account collateral liabilities under securities lending agreements	$15,066	$5,589	$—	$—	$—	$20,655
Other liabilities(5)	—	6	371	—	—	377
Total	$15,066	$5,595	$371	$—	$—	$21,032

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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
(5)

Amounts primarily include contingent liabilities related to certain acquisitions (see Note 16, Commitments and Contingencies, for more information) and other liabilities of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets.

Level 3 Assets.   Level 3 assets may include investments in CLOs and bank loans of consolidated CLOs, which were valued based on single-broker nonbinding quotes and direct private equity investments, which were valued using the market or income approach as described below.

Level 3 investments of $194 million and $156 million at December 31, 2019 and 2018, respectively, included bank loans of a consolidated CLO, investments in CLOs and direct investments in private equity companies held by consolidated private equity funds.

Direct investments in private equity companies may be valued using the market approach or the income approach, or a combination thereof, and were valued based on an assessment of each underlying investment, incorporating evaluation of additional significant third-party financing, changes in valuations of comparable peer companies, the business environment of the companies, market indices, assumptions relating to appropriate risk adjustments for nonperformance and legal restrictions on disposition, among other factors. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. Under the income approach, fair value may be determined by discounting the expected cash flows to a single present value amount using current expectations about those future amounts. Unobservable inputs used in a discounted cash flow model may include projections of operating performance generally covering a five-year period and a terminal value of the private equity direct investment. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, risk premium or discount for lack of marketability in isolation could have resulted in a significantly lower (higher) fair value measurement as of December 31, 2019. For investments utilizing the market-comparable valuation technique, a significant increase (decrease) in a valuation multiple in isolation could have resulted in a significantly higher (lower) fair value measurement as of December 31, 2019.

Level 3 Liabilities. Level 3 liabilities primarily include contingent liabilities associated with certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs and borrowings of a consolidated CLO, which were valued based on the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2019

(in millions)	December 31, 2018	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3(2)	December 31, 2019	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Debt securities:
Trading	$4	$—	$10	$—	$—	$—	$(6)	$8	$—
Total debt securities	4	—	10	—	—	—	(6)	8	—
Private equity	82	—	—	—	—	—	(73)	9	—
Bank loans(4)	70	—	107	—	—	—	—	177	—
Total investments	156	—	117	—	—	—	(79)	194	—
Total Level 3 assets	$156	$—	$117	$—	$—	$—	$(79)	$194	$—
Liabilities:
Other liabilities(4)	$371	$(53)	$—	$—	$(36)	$—	$—	$388	$(53)
Total Level 3 liabilities	$371	$(53)	$—	$—	$(36)	$—	$—	$388	$(53)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments in connection with certain prior acquisitions.
(2)	Amounts include an investment in a consolidated entity that no longer qualifies as an investment company and is no longer accounted for under a fair value measure.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Amounts include contingent liabilities in connection with certain acquisitions and bank loans and borrowings related to a consolidated CLO.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2018

(in millions)	December 31, 2017	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2018	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities
Available-for-sale securities(3)	$—	$—	$26	$—	$—	$—	$(26)	$—	$—
Trading	—	—	9	—	—	—	(5)	4	—
Total debt securities	—	—	35	—	—	—	(31)	4	—
Private equity	116	(20)	—	(14)	—	—	—	82	(20)
Bank loans(4)	—	—	—	—	70	—	—	70	—
Total investments	116	(20)	35	(14)	70	—	(31)	156	(20)
Total Level 3 assets	$116	$(20)	$35	$(14)	$70	$—	$(31)	$156	$(20)
Liabilities:
Other liabilities(4)	$236	$(65)	$—	$—	$70	$—	$—	$371	$(65)
Total Level 3 liabilities	$236	$(65)	$—	$—	$70	$—	$—	$371	$(65)

(1)	Issuances and other settlements amount includes a contingent liability in connection with an acquisition, partially offset by a contingent liability payment in connection with a prior acquisition.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include investments in CLOs.
(4)	Amounts include contingent liabilities in connection with certain acquisitions and bank loans and borrowings related to the consolidation of one additional CLO.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At December 31, 2019 and 2018, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below.

	December 31, 2019		December 31, 2018
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$4,829	$4,829	$6,488	$6,488	Level 1	(2) (3)
Other assets	68	68	18	18	Level 1	(2) (4)

Financial Liabilities:
Long-term borrowings	4,955	5,254	4,979	5,034	Level 2	(5)
(1)	See Note 5, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At December 31, 2019 and 2018, approximately $674 million and $173 million of money market funds were recorded within cash and cash equivalents on the consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)

Other assets include restricted cash and cash collateral deposited with certain derivative counterparties. The carrying values of these assets approximate fair value due to their short-term maturities.

(5)

Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices at the end of December 2019 and 2018, respectively. See Note 15, Borrowings, for the fair value of each of the Company’s long-term borrowings.

Investments in Certain Entities that Calculate NAV Per Share

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

December 31, 2019

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$220	$120	Daily/Monthly (27%) Quarterly (15%) N/R (58%)	1 – 90 days
Private equity funds	(b)	248	212	N/R	N/R
Real assets funds	(c)	296	120	Quarterly (57%) N/R (43%)	60 days
Other		10	9	N/R	N/R

Consolidated sponsored investment products:
Private equity funds of funds	(d)	23	9	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	72	83	NR	NR
Total		$872	$553

December 31, 2018

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$173	$96	Daily/Monthly (30%) Quarterly (18%) N/R (52%)	1 – 90 days
Private equity funds	(b)	116	83	N/R	N/R
Real assets funds	(c)	353	93	Quarterly (68%) N/R (32%)	60 days
Other		14	16	Daily (80%) N/R (20%)	5 days
Consolidated sponsored investment products:
Private equity funds of funds	(d)	48	18	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	55	37	NR	NR
Total		$762	$343

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both December 31, 2019 and 2018.

(b)

This category includes several private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both December 31, 2019 and 2018.

(c)

This category includes several real assets funds that invest directly in real estate, real estate related assets and infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions as a result of the liquidation of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both December 31, 2019 and December 31, 2018. The total remaining unfunded commitments to other third-party funds were $203 million and $130 million at December 31, 2019 and December 31, 2018, respectively. The Company had contractual obligations to the consolidated funds of $172 million and $117 million at December 31, 2019 and 2018, respectively.

(d)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both December 31, 2019 and December 31, 2018. The total remaining unfunded commitments to other third-party funds were $9 million and $18 million at December 31, 2019 and 2018, respectively. The Company had contractual obligations to the consolidated funds of $22 million at both December 31, 2019 and 2018.

Fair Value Option

At December 31, 2019 and 2018, the Company elected the fair value option for certain investments in CLOs of approximately $37 million and $32 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at December 31, 2019 and 2018:

	December 31,	December 31,
(in millions)	2019	2018
CLO Bank loans:
Aggregate principal amounts outstanding	$204	$84
Fair value	204	84
Aggregate unpaid principal balance in excess of (less than) fair value	$—	$—

CLO Borrowings:
Aggregate principal amounts outstanding	$195	$84
Fair value	$195	$84

At December 31, 2019, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the year ended December 31, 2019 and 2018, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At December 31, 2019 and 2018, the Company had outstanding total return swaps with aggregate notional values of approximately $644 million and $483 million, respectively.

At both December 31, 2019 and 2018, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At December 31, 2019 and 2018, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $3.4 billion and $2.2 billion, respectively.

The fair values of the outstanding total return swaps, credit default swap and forward foreign currency exchange contracts were not material to the consolidated statement of financial condition at both December 31, 2019 and 2018.

The following table presents gains (losses) recognized in the consolidated statements of income on derivative instruments:

(in millions)		Gains (Losses)
Derivative Instruments	Statement of Income Classification	2019	2018	2017
Total return swaps	Nonoperating income (expense)	$(106)	$54	$(118)
Interest rate swaps	Nonoperating income (expense)	—	—	(2)
Forward foreign currency exchange contracts	General and administration expense	55	(124)	63
Total gain (loss) from derivative instruments		$(51)	$(70)	$(57)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for 2019, 2018 and 2017.

See Note 15, Borrowings, for more information on the Company’s net investment hedge.

10. Property and Equipment

Property and equipment consists of the following:

	Estimated useful	December 31,
(in millions)	life-in years	2019	2018
Property and equipment:
Land	N/A	$6	$6
Building	39	33	33
Building improvements	15	30	30
Leasehold improvements	1-15	565	534
Equipment and computer software	3	672	541
Other transportation equipment	10	136	135
Furniture and fixtures	7	70	66
Construction in progress	N/A	83	48
Total		1,595	1,393
Less: accumulated depreciation and amortization		880	750
Property and equipment, net		$715	$643

N/A – Not Applicable

Qualifying software costs of approximately $93 million, $77 million and $60 million have been capitalized within equipment and computer software during 2019, 2018 and 2017, respectively, and are being amortized over an estimated useful life of three years.

Depreciation and amortization expense was $182 million, $154 million and $132 million for 2019, 2018 and 2017, respectively.

11. Goodwill

Goodwill activity during 2019 and 2018 was as follows:

(in millions)	2019	2018
Beginning of year balance	$13,526	$13,220
Acquisitions	1,044	316
Goodwill adjustments related to Quellos and other(1)	(8)	(10)
End of year balance	$14,562	$13,526

(1)

Amounts primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $106 million and $137 million at December 31, 2019 and 2018, respectively.

In 2019, the $1,044 increase in goodwill resulted from the eFront Transaction, which closed on May 10, 2019. See Note 3, Acquisition, for information on the eFront Transaction.

In 2018, the $316 million increase in goodwill included $184 million of goodwill related to the acquisition of Tennenbaum Capital Partners, LLC, a middle market credit and special situation credit opportunities manager, in August 2018 (“TCP Transaction”). The Company believes the acquisition enhances its ability to provide clients with private credit solutions across a range of risk level, liquidity and geography. Total cash consideration paid at closing for the TCP Transaction was approximately $393 million. The amount also included $132 million of goodwill related to the acquisition of the asset management business of Citibanamex, a subsidiary of Citigroup, Inc. in September 2018 (“Citibanamex Transaction”). The Company acquired AUM across local fixed income, equity and multi-asset products, enabling the Company to offer a full range of local and international investment solutions for clients in Mexico. Total consideration at closing for the Citibanamex Transaction was approximately $360 million, including estimated contingent consideration at close.

BlackRock assessed its goodwill for impairment as of July 31, 2019, 2018 and 2017 and considered such factors as the book value and the market capitalization of the Company. The impairment assessment indicated no impairment charges were required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2019, the Company’s common stock closed at a market price of $502.70, which exceeded its book value of approximately $216.15 per share.

12. Intangible Assets

Intangible assets at December 31, 2019 and 2018 consisted of the following:

(in millions)	Remaining Weighted- Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2019
Indefinite-lived intangible assets:
Management contracts	N/A	$16,169	$—	$16,169
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,578	—	17,578
Finite-lived intangible assets:
Management contracts	4.8	283	135	148
Investor/customer relationships	9.2	476	39	437
Technology-related	7.4	203	9	194
Trade names / trademarks	3.3	14	2	12
Total finite-lived intangible assets	7.8	976	185	791
Total intangible assets		$18,554	$185	$18,369
At December 31, 2018
Indefinite-lived intangible assets:
Management contracts	N/A	$16,169	$—	$16,169
Trade names / trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,578	—	17,578
Finite-lived intangible assets:
Management contracts	5.2	439	237	202
Investor/customer relationships	10.7	66	7	59
Total finite-lived intangible assets	6.5	505	244	261
Total intangible assets		$18,083	$244	$17,839

N/A – Not Applicable

The impairment tests performed for intangible assets as of July 31, 2019, 2018 and 2017 indicated no impairment charges were required.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year	Amount
2020	$106
2021	107
2022	103
2023	97
2024	92

In 2019, in connection with the eFront Transaction, the Company acquired $400 million of finite-lived customer relationships, $203 million of finite-lived technology-related intangible assets and $14 million of a finite-lived trade name, with weighted-average estimated lives of approximately 10 years, eight years and four years, respectively. See Note 3, Acquisition, for information on the eFront Transaction.

In 2018, in connection with the TCP and Citibanamex transactions, the Company acquired $145 million and $255 million of indefinite-lived management contracts, respectively, and $48 million and $31 million of finite-lived management contracts, respectively, with a weighted-average estimated life of approximately six and eight years, respectively.

13. Leases

The following table presents components of lease cost included in general and administration expense on the consolidated statements of income:

(in millions)	2019
Lease cost (1):
Operating lease cost (2)	$141
Variable lease cost (3)	39
Total lease cost	$180

(1)	Rent expense and certain office equipment expense under lease agreements amounted to $135 million and $132 million in 2018 and 2017, respectively.
(2)	Amount includes short-term leases, which are immaterial for 2019.
(3)	Amount includes operating lease payments, which may be adjusted based on usage, changes in an index or market rate.

The following table presents operating leases included on the consolidated statement of financial condition:
(in millions)	Statement of Financial Condition Classification	December 31, 2019
Statement of Financial Condition information:
Operating lease ROU assets	Other assets	$669
Operating lease liabilities	Other liabilities	$776

Supplemental information related to operating leases is summarized below:

(in millions)	December 31, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$142

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities in connection with the adoption of ASU 2016-02	$661
ROU assets in exchange for operating lease liabilities	$117

	December 31, 2019
Lease term and discount rate:
Weighted-average remaining lease term	9	years
Weighted-average discount rate	3%

(in millions)
Maturity of operating lease liabilities at December 31, 2019	Amount (1)
2020	$152
2021	147
2022	142
2023	91
2024	58
Thereafter	294
Total lease payments	$884
Less: imputed interest	108
Present value of lease liabilities	$776
(1)	Amount excludes $1.5 billion of legally binding minimum lease payments for leases signed but not yet commenced.

The table below summarizes BlackRock’s future minimum commitments under the operating leases at December 31, 2018, reflecting accounting guidance prior to the adoption of the new lease accounting standard:

(in millions)
Operating lease commitments at December 31, 2018	Amount
2019	$145
2020	139
2021	130
2022	121
2023	106
Thereafter	1,516
Total	$2,157

In May 2017, the Company entered into an agreement with 50 HYMC Owner LLC, for the lease of approximately 847,000 square feet of office space located at 50 Hudson Yards, New York, New York. The term of the lease is twenty years from the date that rental payments begin, expected to occur in May 2023, with the option to renew for a specified term. The lease requires annual base rental payments of approximately $51 million per year during the first five years of the lease term, increasing every five years to $58 million, $66 million and $74 million per year (or approximately $1.2 billion in base rent over its twenty-year term). In November 2019, the Company exercised its initial expansion option with respect to two additional floors of approximately 122,000 square feet of office space. The additional space requires approximately $185 million in base rent over its twenty-year term.

14. Other Assets

The Company accounts for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment. At December 31, 2019 and 2018, the Company’s investment in PennyMac is included in other assets on the consolidated statements of financial condition. The carrying value and market value of the Company’s interest (approximately 20% or 16 million shares) were approximately $451 million and $530 million, respectively, at December 31, 2019 and approximately $397 million and $331 million, respectively, at December 31, 2018. The market value of the Company’s interest reflected the PennyMac stock price at December 31, 2019 and 2018, respectively (a Level 1 input).

15. Borrowings

Short-Term Borrowings

2019 Revolving Credit Facility.  The Company’s credit facility has an aggregate commitment amount of $4 billion and was amended in March 2019 to extend the maturity date to March 2024 (the “2019 credit facility”). The 2019 credit facility permits the Company to request up to an additional $1 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2019 credit facility to an aggregate principal amount not to exceed $5 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2019 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to EBITDA, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2019. The 2019 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At December 31, 2019, the Company had no amount outstanding under the 2019 credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2019 credit facility. At December 31, 2019, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at December 31, 2019 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
4.25% Notes due 2021	$750	$(1)	$749	$775
3.375% Notes due 2022	750	(2)	748	777
3.50% Notes due 2024	1,000	(4)	996	1,062
1.25% Notes due 2025	786	(5)	781	832
3.20% Notes due 2027	700	(5)	695	740
3.25% Notes due 2029	1,000	(14)	986	1,068
Total Long-term Borrowings	$4,986	$(31)	$4,955	$5,254

Long-term borrowings at December 31, 2018 had both a carrying value and a fair value of approximately $5 billion determined using market prices at the end of December 2018.

See Note 29, Subsequent Events, for information on the January 2020 debt offering.

2029 Notes. In April 2019, the Company issued $1 billion in aggregate principal amount of 3.25% senior unsecured and unsubordinated notes maturing on April 30, 2029 (the “2029 Notes”). The net proceeds of the 2029 Notes were used for general corporate purposes, which included a portion of the purchase price of the eFront Transaction, repayment of a portion of the $1 billion 5.00% notes in December 2019 and repayment of borrowings under its commercial paper program. Interest is payable semi-annually on April 30 and October 30 of each year, which commenced on October 30, 2019, and is approximately $33 million per year. The 2029 Notes may be redeemed prior to January 30, 2029 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at par thereafter. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2029 Notes.

In December 2019, the Company fully repaid $1 billion of 5.00% notes at maturity.

2027 Notes.  In March 2017, the Company issued $700 million in aggregate principal amount of 3.20% senior unsecured and unsubordinated notes maturing on March 15, 2027 (the “2027 Notes”). The net proceeds of the 2027 Notes were used to fully repay $700 million in aggregate principal amount outstanding of 6.25% notes in April 2017 prior to their maturity in September 2017. Interest is payable semi-annually on March 15 and September 15 of each year, and is approximately $22 million per year. The 2027 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2027 Notes.

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

Upon conversion to US dollars the Company designated the €700 million debt offering as a net investment hedge to offset its currency exposure relating to its net investment in certain euro functional currency operations. A gain of $11 million (net of tax expense of $3 million), a gain of $30 million (net of tax expense of $10 million), and a loss of $64 million (net of tax benefit of $38 million) were recognized in other comprehensive income for 2019, 2018 and 2017, respectively. No hedge ineffectiveness was recognized during 2019, 2018, and 2017.

2024 Notes.  In March 2014, the Company issued $1 billion in aggregate principal amount of 3.50% senior unsecured and unsubordinated notes maturing on March 18, 2024 (the “2024 Notes”). The net proceeds of the 2024 Notes were used to refinance certain indebtedness which matured in the fourth quarter of 2014. Interest is payable semi-annually in arrears on March 18 and September 18 of each year, or approximately $35 million per year. The 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of the Company at a “make-whole” redemption price. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2024 Notes.

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

16. Commitments and Contingencies

Investment Commitments. At December 31, 2019, the Company had $553 million of various capital commitments to fund sponsored investment products, including consolidated sponsored investment products. These products include private equity funds, real assets funds, and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments Related to Business Acquisitions. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at December 31, 2019 totaled $193 million, and is included in other liabilities on the consolidated statements of financial condition.

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

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory subsidiaries, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash." The plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, the plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit and, on January 23, 2020, the California Court of Appeal affirmed the trial court’s dismissal. The defendants believe the claims in this lawsuit are without merit.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed unaffiliated peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that the plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to the plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, and on June 3, 2019, the plaintiffs filed a motion seeking to certify both the Plan and the CTF classes. On September 3, 2019, the court granted BlackRock’s motion to dismiss part of the plaintiffs’ claim seeking to recover alleged losses in the securities lending vehicles but denied the motion to dismiss in all other respects. On February 11, 2020, the court denied the plaintiffs’ motion to certify the CTF class and granted their motion to certify the Plan class. On February 25, 2020, the plaintiffs requested permission from the appeals court to immediately appeal the class certification ruling. The defendants believe the claims in this lawsuit are without merit.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of December 31, 2019 and subject to this type of indemnification was $210 billion. In the Company’s capacity as lending agent, cash and securities totaling $226 billion was held as collateral for indemnified securities on loan at December 31, 2019. The fair value of these indemnifications was not material at December 31, 2019.

17. Revenue

The table below presents detail of revenue for 2019, 2018 and 2017 and includes the product mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and performance fees.

(in millions)	2019	2018	2017
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,554	$1,654	$1,654
iShares ETFs	3,495	3,549	3,220
Non-ETF index	667	685	680
Equity subtotal	5,716	5,888	5,554
Fixed income:
Active	1,918	1,840	1,717
iShares ETFs	963	825	808
Non-ETF index	405	387	344
Fixed income subtotal	3,286	3,052	2,869
Multi-asset	1,148	1,176	1,157
Alternatives:
Illiquid alternatives	488	348	281
Liquid alternatives	413	384	358
Currency and commodities (1)	108	98	91
Alternatives subtotal	1,009	830	730
Long-term	11,159	10,946	10,310
Cash management	618	607	558
Total base fees	11,777	11,553	10,868
Investment advisory performance fees:
Equity	36	91	152
Fixed income	10	8	34
Multi-asset	19	19	33
Alternatives:
Illiquid alternatives	136	70	62
Liquid alternatives	249	224	313
Alternatives subtotal	385	294	375
Total performance fees	450	412	594
Technology services revenue	974	785	657
Distribution fees:
Retrocessions	658	709	675
12b-1 fees (US mutual fund distribution fees)	358	406	466
Other	53	40	42
Total distribution fees	1,069	1,155	1,183
Advisory and other revenue:
Advisory	99	113	128
Other	170	180	170
Total advisory and other revenue	269	293	298
Total revenue	$14,539	$14,198	$13,600

(1)	Amounts include commodity iShares ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

(in millions)	2019	2018	2017
By client type:
Retail	$3,411	$3,413	$3,250
iShares ETFs	4,564	4,468	4,113
Institutional:
Active	2,172	2,044	1,955
Index	1,012	1,021	992
Total institutional	3,184	3,065	2,947
Long-term	11,159	10,946	10,310
Cash management	618	607	558
Total	$11,777	$11,553	$10,868

By investment style:
Active	$5,510	$5,391	$5,152
Index and iShares ETFs	5,649	5,555	5,158
Long-term	11,159	10,946	10,310
Cash management	618	607	558
Total	$11,777	$11,553	$10,868

Investment advisory and administration fees – remaining performance obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2019 and 2018:

December 31, 2019

(in millions)	2020	2021	2022	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$98	$88	$74	$107	$367

December 31, 2018

(in millions)	2019	2020	2021	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$61	$53	$42	$70	$226

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at December 31, 2019 and 2018. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the consolidated statements of financial condition, for the year ended December 31, 2019 and 2018:

(in millions)	2019	2018
Beginning balance	$293	$219
Net increase (decrease) in unrealized allocations	259	92
Performance fee revenue recognized	(75)	(18)
Other	6	—
Ending balance	$483	$293

Technology services revenue – remaining performance obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2019 and 2018:

December 31, 2019

(in millions)	2020	2021	2022	Thereafter	Total
Technology services revenue(1)(2)	$117	$53	$31	$20	$221

December 31, 2018

(in millions)	2019	2020	2021	Thereafter	Total
Technology services revenue(1)(2)	$28	$24	$18	$17	$87

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

In addition to amounts disclosed in the table above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of December 31, 2019, the estimated fixed minimum fees for 2020 for outstanding contracts approximated $640 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the year ended December 31, 2019 and 2018, which is included in other liabilities on the consolidated statements of financial condition:

(in millions)	2019	2018
Beginning balance	$70	$62
Additions	86	44
Revenue recognized that was included in the beginning balance	(40)	(36)
Ending balance	$116	$70

18. Stock-Based Compensation

The components of stock-based compensation expense are as follows:

(in millions)	2019	2018	2017
Stock-based compensation:
Restricted stock and RSUs	$532	$514	$524
Long-term incentive plans to be funded by PNC	—	14	15
Stock options	35	36	3
Total stock-based compensation	$567	$564	$542

Stock Award and Incentive Plan. Pursuant to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and nonemployee directors. A maximum of 41,500,000 shares of common stock were authorized for issuance under the Award Plan. Of this amount, 7,197,212 shares remain available for future awards at December 31, 2019. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury to the extent available.

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

Restricted stock and RSU activity for 2019 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2018	2,139,890	$429.19
Granted	1,226,249	$414.41
Converted	(1,047,423)	$379.85
Forfeited	(82,264)	$434.02
December 31, 2019(1)	2,236,452	$444.02

(1)	At December 31, 2019, approximately 2.0 million awards are expected to vest and 0.2 million awards have vested but have not been converted.

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during 2019, 2018 and 2017 was $508 million, $492 million and $421 million, respectively. The total grant-date fair market value of RSUs/restricted stock converted to common stock during 2019, 2018 and 2017 was $398 million, $443 million and $457 million, respectively.

RSUs/restricted stock granted in connection with annual incentive compensation under the Award Plan primarily related to the following:

	2019	2018	2017
Awards granted that vest ratably over three years from the date of grant	674,206	527,337	699,991
Awards granted that cliff vest 100% on:
January 31, 2020	—	—	277,313
January 31, 2021	—	209,201	—
January 31, 2022	377,291	—	—
	1,051,497	736,538	977,304

In addition, the Company also granted RSUs of 174,752, 155,403 and 126,906 during 2019, 2018 and 2017, respectively, with varying vesting periods.

At December 31, 2019, the intrinsic value of outstanding RSUs was $1.1 billion, reflecting a closing stock price of $502.70.

At December 31, 2019, total unrecognized stock-based compensation expense related to unvested RSUs was $347 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.1 years.

In January 2020, the Company granted under the Award Plan:

•	517,129 RSUs or shares of restricted stock to employees as part of annual incentive compensation that vest ratably over three years from the date of grant; and
•	380,335 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2023.

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

In the first quarter of 2019, 2018 and 2017, the Company granted 283,014, 199,068, and 294,584, respectively, performance-based RSUs to certain employees that cliff vest 100% on January 31, 2022, 2021, and 2020 respectively. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2019, the Company granted 2,117 additional RSUs to certain employees based on the attainment of Company performance measures during the performance period.

Performance-based RSU activity for 2019 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2018	845,285	$386.13
Granted	283,014	$410.32
Additional shares granted due to attainment of performance measures	2,117	$296.57
Converted	(360,927)	$296.57
Forfeited	(26,571)	$435.33
December 31, 2019	742,918	$436.84

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during 2019, 2018, and 2017 was $117 million, $121 million and $111 million, respectively.

At December 31, 2019, the intrinsic value of outstanding performance-based RSUs was $373 million reflecting a closing stock price of $502.70.

At December 31, 2019, total unrecognized stock-based compensation expense related to unvested performance-based awards was $107 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.1 years.

In January 2020, the Company granted 239,415 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2023. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

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

Performance-based Stock Options. Pursuant to the Award Plan, performance-based stock options may be granted to certain employees.  Vesting of the performance-based stock options is contingent upon the achievement of obtaining 125% of BlackRock’s grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. If both hurdles are achieved, the award will vest in three equal installments at the end of years five, six and seven. Vested options can then be exercised up to nine years following the grant date. The awards are generally forfeited if the employee leaves the Company before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period. The Company assumes the performance condition will be achieved. If such condition is not met, no compensation cost is recognized and any recognized compensation cost is reversed. Stock option activity for 2019 is summarized below.

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2018	2,106,482	$513.50
Forfeited	(165,337)	$513.50
December 31, 2019	1,941,145	$513.50

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

At December 31, 2019, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $108 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 3.9 years.

Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common stock at 95% of the fair market value on the last day of each three-month offering period. The Company does not record compensation expense related to employees purchasing shares under the ESPP.

19. Employee Benefit Plans

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

The rabbi trust established for the VDCP, with assets totaling $23 million and $34 million at December 31, 2019 and 2018, respectively, is reflected in investments on the consolidated statements of financial condition. Such investments are classified as trading investments. The liability balance of $80 million and $71 million at December 31, 2019 and 2018, respectively, is reflected on the consolidated statements of financial condition as accrued compensation and benefits. Earnings in the rabbi trust, including unrealized appreciation or depreciation, are reflected as nonoperating income (expense) and changes in the liability are reflected as employee compensation and benefits expense on the consolidated statements of income.

Leadership Retention Carry Plan. In 2019, the Company adopted a carried interest retention incentive program referred to as the BlackRock Leadership Retention Carry Plan, pursuant to which senior-level employees (but not including the Chief Executive Officer), as may be determined by the Company from time to time, will be eligible to receive a portion of the cash payments, based on their percentage points, in the total carried interest distributions payable to the Company from participating carry funds. Cash payments, if any, with respect to these percentage points will be made following the recipient’s termination of employment due to qualified retirement, death or disability, subject to his or her execution of a release of claims and continued compliance with his or her restrictive covenant obligations following termination. There was no impact to the consolidated financial statements.

Other Deferred Compensation Plans. The Company has additional compensation plans for the purpose of providing deferred compensation and retention incentives to certain employees. For these plans, the final value of the deferred amount to be distributed in cash upon vesting is associated with investment returns of certain investment funds. The liabilities for these plans were $311 million and $236 million at December 31, 2019 and 2018, respectively, and are reflected in the consolidated statements of financial condition as accrued compensation and benefits. In January 2020, the Company granted approximately $137 million of additional deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant.

Defined Contribution Plans

The Company has several defined contribution plans primarily in the United States and United Kingdom.

Certain of the Company’s US employees participate in a defined contribution plan. Employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to Internal Revenue Code limitations, are matched by the Company at 50% up to a maximum of $5,000 annually. In addition, the Company makes an annual retirement contribution to eligible participants equal to 3-5% of eligible compensation. The Company’s contribution expense related to this plan was $66 million in 2019, $63 million in 2018, and $78 million in 2017.

Certain UK wholly owned subsidiaries of the Company contribute to defined contribution plans for their employees. The contributions range between 6% and 15% of each employee’s eligible compensation. The Company’s contribution expense related to these plans was $41 million in 2019, $35 million in 2018, and $29 million in 2017.

In addition, the contribution expense related to defined contribution plans in other regions was $29 million in 2019, $22 million in 2018 and $21 million in 2017.

Defined Benefit Plans. The Company has several defined benefit pension plans primarily in Japan and Germany. All accrued benefits under the Germany defined benefit plan are currently frozen and the plan is closed to new participants. The participant benefits under the Germany plan will not change with salary increases or additional years of service. At December 31, 2019 and 2018, the plan assets for these plans were approximately $28 million and $26 million, respectively. The underfunded obligations at December 31, 2019 and 2018 were not material. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

20. Related Party Transactions

Determination of Related Parties

PNC. The Company considers PNC, along with its affiliates, to be related parties based on the level of its ownership of BlackRock capital stock. At December 31, 2019, PNC owned approximately 22.0% of the Company’s voting common stock and held approximately 22.4% of the total capital stock. Revenue for services provided by the Company to PNC was not material for 2019, 2018 and 2017.

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

Revenue from Related Parties

Revenue for services provided by the Company to these and other related parties are as follows:

(in millions)	2019	2018	2017
Investment advisory, administration fees and securities lending revenue(1)	$8,323	$8,226	$7,692
Investment advisory performance fees	131	112	143
Technology services revenue(2)	9	9	9
Advisory and other revenue(3)	59	65	59
Total revenue from related parties	$8,522	$8,412	$7,903

(1)	Amount primarily includes revenue from registered investment companies/and equity method investees.
(2)	Amount primarily includes revenue from PNC and affiliates.
(3)	Amount primarily includes revenue from equity method investees.

The Company provides investment advisory and administration services to its open- and closed-end funds and other commingled or pooled funds and separate accounts in which related parties invest. The Company also provides investment advisory and administration services for fees based on AUM and risk management services to PNC and its affiliates.

 Expenses for Transactions with Related Parties

Expenses for transactions with related parties, which are included within general and administration expense, were $2 million, $2 million and $10 million for 2019, 2018, and 2017, respectively.

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

Receivables and Payables with Related Parties. Due from related parties, which is included within other assets on the consolidated statements of financial condition was $119 million and $179 million at December 31, 2019 and 2018, respectively, and primarily represented receivables from certain investment products managed by BlackRock. Accounts receivable at December 31, 2019 and 2018 included $995 million and $878 million, respectively, related to receivables from BlackRock mutual funds, including iShares ETFs, for investment advisory and administration services.

Due to related parties, which is included within other liabilities on the consolidated statements of financial condition, was $12 million and $11 million at December 31, 2019 and 2018, respectively, and primarily represented payables to certain investment products managed by BlackRock.

21. Net Capital Requirements

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

Banking Regulatory Requirements. BTC, a wholly owned subsidiary of the Company, is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency. Federal banking regulators would be required to take certain actions and permitted to take other actions in the event of BTC’s failure to meet minimum capital requirements that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Quantitative measures established by regulators to ensure capital adequacy require BTC to maintain a minimum Common Equity Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2019 and 2018, it exceeded the applicable capital adequacy requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital (to risk weighted assets)	$686	137.7%	$40	8.0%	$50	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$686	137.7%	$22	4.5%	$32	6.5%
Tier 1 capital (to risk weighted assets)	$686	137.7%	$30	6.0%	$40	8.0%
Tier 1 capital (to average assets)	$686	72.8%	$38	4.0%	$47	5.0%
December 31, 2018
Total capital (to risk weighted assets)	$572	131.1%	$35	8.0%	$44	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$572	131.1%	$20	4.5%	$28	6.5%
Tier 1 capital (to risk weighted assets)	$572	131.1%	$26	6.0%	$35	8.0%
Tier 1 capital (to average assets)	$572	58.0%	$39	4.0%	$49	5.0%

Broker-dealers. BlackRock Investments, LLC and BlackRock Execution Services are registered broker-dealers and wholly owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements. At December 31, 2019 and 2018, the Company was required to maintain approximately $1.9 billion and $1.8 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

22. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI by component for 2019, 2018 and 2017:

(in millions)	2019	2018	2017
Beginning balance	$(691)	$(432)	$(716)
Foreign currency translation adjustments(1)	120	(253)	284
Reclassification as a result of adoption of accounting guidance	—	(6)	—
Ending balance	$(571)	$(691)	$(432)

(1)

Amounts for 2019 and 2018 include gains from a net investment hedge of $11 million (net of tax expense of $3 million) and $30 million (net of tax expense of $10 million), respectively. Amount for 2017 includes a loss from a net investment hedge of $64 million (net of tax benefit of $38 million).

23. Capital Stock

The Company’s authorized common stock and nonvoting participating preferred stock, $0.01 par value, (“Preferred”) consisted of the following:

	December 31, 2019	December 31, 2018
Common Stock	500,000,000	500,000,000
Nonvoting Participating Preferred Stock
Series A Preferred	20,000,000	20,000,000
Series B Preferred	150,000,000	150,000,000
Series C Preferred	6,000,000	6,000,000
Series D Preferred	20,000,000	20,000,000

PNC Capital Contribution.  During 2019 and 2018, PNC surrendered to BlackRock 143,458 and 103,064 shares, respectively, of BlackRock Series C Preferred to fund certain LTIP awards and has completed its share delivery obligation in connection with its share surrender agreement.

Cash Dividends for Common and Preferred Shares / RSUs. During 2019, 2018 and 2017, the Company paid cash dividends of $13.20 per share (or $2,096 million), $12.02 per share (or $1,968 million) and $10.00 per share (or $1,662 million), respectively.

Share Repurchases. During 2019, the Company repurchased 4.0 million common shares under the share repurchase program for $1.7 billion, including a $1.3 billion private transaction that closed on March 25, 2019. At December 31, 2019, there were 5.9 million shares still authorized to be repurchased.

The Company’s common and preferred shares issued and outstanding and related activity consist of the following:

	Shares Issued				Shares Outstanding
	Common Shares	Treasury Common Shares	Series B Preferred	Series C Preferred	Common Shares	Series B Preferred	Series C Preferred
December 31, 2016	171,252,185	(9,717,742)	823,188	763,660	161,534,443	823,188	763,660
Shares repurchased	—	(2,647,670)	—	—	(2,647,670)	—	—
Net issuance of common shares related to employee stock transactions	—	1,090,342	—	—	1,090,342	—	—
PNC LTIP capital contribution	—	—	—	(517,138)	—	—	(517,138)
December 31, 2017	171,252,185	(11,275,070)	823,188	246,522	159,977,115	823,188	246,522
Shares repurchased	—	(3,511,603)	—	—	(3,511,603)	—	—
Net issuance of common shares related to employee stock transactions	—	1,087,989	—	—	1,087,989	—	—
PNC LTIP capital contribution	—	—	—	(103,064)	—	—	(103,064)
December 31, 2018	171,252,185	(13,698,684)	823,188	143,458	157,553,501	823,188	143,458
Shares repurchased	—	(4,018,905)	—	—	(4,018,905)	—	—
Net issuance of common shares related to employee stock transactions	—	841,184	—	—	841,184	—	—
PNC LTIP capital contribution	—	—	—	(143,458)	—	—	(143,458)
December 31, 2019	171,252,185	(16,876,405)	823,188	—	154,375,780	823,188	—

24. Restructuring Charge

A restructuring charge of $60 million ($47 million after-tax), comprised of $53 million of severance and $7 million of expense related to the accelerated amortization of previously granted equity compensation awards, was recorded in the fourth quarter of 2018 in connection with an initiative to modify the size and shape of the workforce.

The table below presents a rollforward of the Company’s restructuring liability for the year ended December 31, 2019 and 2018, which is included in other liabilities on the consolidated statements of financial condition:

(in millions)
Liability as of December 31, 2017	$—
Additions	60
Accelerated amortization expense of equity-based awards	(7)
Liability as of December 31, 2018	$53
Cash payments	(53)
Liability as of December 31, 2019	$—

25. Income Taxes

The components of income tax expense for 2019, 2018 and 2017, are as follows:

(in millions)	2019	2018	2017
Current income tax expense:
Federal	$735	$605	$1,166
State and local	109	97	36
Foreign	400	600	289
Total net current income tax expense	1,244	1,302	1,491
Deferred income tax expense (benefit):
Federal	15	(71)	(1,382)
State and local	7	(1)	81
Foreign	(5)	(154)	80
Total net deferred income tax expense (benefit)	17	(226)	(1,221)
Total income tax expense	$1,261	$1,076	$270

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to NCI:

(in millions)	2019	2018	2017
Domestic	$3,766	$3,536	$3,280
Foreign	1,971	1,845	1,942
Total	$5,737	$5,381	$5,222

The foreign income before taxes includes countries that have statutory tax rates that are different than the US federal statutory tax rate of 21%, such as the United Kingdom, Ireland, Canada and Netherlands.

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 21% for 2019 and 2018 and 35% for 2017 is as follows:

(in millions)	2019		2018		2017
Statutory income tax expense	$1,205	21%	$1,130	21%	$1,834	35%
Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	96	2	99	2	60	1
Impact of federal, foreign, state, and local tax rate changes on deferred taxes	5	—	0	—	(1,637)	(31)
Mandatory deemed repatriation tax	—	—	0	—	477	9
Stock-based compensation awards	(23)	—	(64)	(1)	(159)	(3)
Effect of foreign tax rates	(76)	(1)	(119)	(2)	(337)	(6)
Other	54	—	30	—	32	—
Income tax expense	$1,261	22%	$1,076	20%	$270	5%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	December 31,
(in millions)	2019	2018
Deferred income tax assets:
Compensation and benefits	$282	$267
Loss carryforwards	84	82
Other	481	362
Gross deferred tax assets	847	711
Less: deferred tax valuation allowances	(51)	(68)
Deferred tax assets net of valuation allowances	796	643
Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	3,971	3,939
Acquired finite-lived intangibles	179	48
Unrealized investment gains	63	30
Other	142	34
Gross deferred tax liabilities	4,355	4,051
Net deferred tax (liabilities)	$(3,559)	$(3,408)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2019, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $175 million and $3,734 million, respectively. At December 31, 2018, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $163 million and $3,571 million, respectively.

Income tax expense for 2019 included a $28 million discrete tax benefit, primarily related to stock-based compensation awards that vested in 2019.

Income tax expense for 2018 reflected a reduced tax rate associated with The 2017 Tax Cuts and Jobs Act and $81 million of discrete tax benefits, primarily related to changes in the Company’s organizational entity structure and a $64 million discrete tax benefit, related to stock-based compensation awards that vested in 2018.

 At December 31, 2019 and 2018, the Company had available state net operating loss carryforwards of $1.9 billion and $2.9 billion, respectively, which will begin to expire in 2020. At December 31, 2019 and 2018, the Company had foreign net operating loss carryforwards of $110 million and $76 million, respectively, of which $3 million will begin to expire in 2021.

At December 31, 2019 and 2018, the Company had $51 million and $68 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. See Note 11, Goodwill, for further discussion.

Current income taxes are recorded net on the consolidated statements of financial condition when related to the same tax jurisdiction. At December 31, 2019, the Company had current income taxes receivable and payable of $282 million and $293 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. At December 31, 2018, the Company had current income taxes receivable and payable of $282 million and $341 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits:

(in millions)	2019	2018	2017
Balance at January 1	$795	$629	$410
Additions for tax positions of prior years	99	82	161
Reductions for tax positions of prior years	(27)	(15)	(3)
Additions based on tax positions related to current year	47	102	67
Lapse of statute of limitations	(4)	(3)	(6)
Settlements	(10)	—	—
Balance at December 31	$900	$795	$629

Included in the balance of unrecognized tax benefits at December 31, 2019, 2018 and 2017, respectively, are $513 million, $462 million and $316 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $27 million during 2019 and in total, as of December 31, 2019, had recognized a liability for interest and penalties of $133 million. The Company accrued interest and penalties of $30 million during 2018 and in total, as of December 31, 2018, had recognized a liability for interest and penalties of $106 million. The Company accrued interest and penalties of $17 million during 2017 and in total, as of December 31, 2017, had recognized a liability for interest and penalties of $76 million.

BlackRock is subject to US federal income tax, state and local income tax, and foreign income tax in multiple jurisdictions. Tax years after 2009 remain open to US federal income tax examination.

In June 2014, the Internal Revenue Service commenced its examination of BlackRock’s 2010 through 2012 tax years. During 2019, the Internal Revenue Service commenced its examination of BlackRock’s 2013 through 2015 tax years. While the examination impact on the Company’s consolidated financial statements is undetermined, it is not expected to be material.

The Company is currently under audit in several state and local jurisdictions. The significant state and local income tax examinations are in New York State for tax years 2012 through 2014, New York City for tax years 2009 through 2011, and California for tax years 2015 through 2016. No state and local income tax audits cover years earlier than 2009. No state and local income tax audits are expected to result in an assessment material to BlackRock’s consolidated financial statements.

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

At December 31, 2019, it is reasonably possible the total amounts of unrecognized tax benefits will change within the next twelve months due to completion of tax authorities’ exams or the expiration of statues of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $5 million to $20 million within the next twelve months.

26. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for 2019, 2018 and 2017 under the treasury stock method:

(in millions, except shares and per share data)	2019	2018	2017
Net income attributable to BlackRock	$4,476	$4,305	$4,952
Basic weighted-average shares outstanding	156,014,343	160,301,116	162,160,601
Dilutive effect of nonparticipating RSUs and stock options	1,445,203	1,647,616	2,254,434
Total diluted weighted-average shares outstanding	157,459,546	161,948,732	164,415,035
Basic earnings per share	$28.69	$26.86	$30.54
Diluted earnings per share	$28.43	$26.58	$30.12

Anti-dilutive RSUs and stock options for 2019, 2018 and 2017 were immaterial. In addition, performance-based RSUs and stock options are excluded from potential dilution until the designated performance conditions are met.

27. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for 2019, 2018 and 2017 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

(in millions)
Revenue	2019	2018	2017
Americas	$9,703	$9,303	$8,798
Europe	4,158	4,217	4,126
Asia-Pacific	678	678	676
Total revenue	$14,539	$14,198	$13,600

See Note 17, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at December 31, 2019 and 2018 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)
Long-lived Assets	2019	2018
Americas	$13,830	$13,780
Europe	1,360	303
Asia-Pacific	87	86
Total long-lived assets	$15,277	$14,169

Americas is primarily comprised of the United States, Latin America and Canada, while Europe is primarily comprised of the United Kingdom, the Netherlands and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

28. Selected Quarterly Financial Data (unaudited)

(in millions, except shares and per share data)
2019	1st Quarter(1)	2nd Quarter	3rd Quarter(2)	4th Quarter(3)
Revenue	$3,346	$3,524	$3,692	$3,977
Operating income	$1,233	$1,278	$1,502	$1,538
Net income	$1,060	$1,013	$1,119	$1,334
Net income attributable to BlackRock, Inc.	$1,053	$1,003	$1,119	$1,301
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$6.65	$6.46	$7.21	$8.38
Diluted	$6.61	$6.41	$7.15	$8.29
Weighted-average common shares outstanding:
Basic	158,268,034	155,354,552	155,280,877	155,195,733
Diluted	159,348,431	156,360,741	156,447,387	156,894,201
Dividend declared per share	$3.30	$3.30	$3.30	$3.30

2018
Revenue	$3,583	$3,605	$3,576	$3,434
Operating income	$1,375	$1,440	$1,396	$1,246
Net income	$1,094	$1,078	$1,203	$927
Net income attributable to BlackRock, Inc.	$1,089	$1,073	$1,216	$927
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$6.75	$6.67	$7.59	$5.84
Diluted	$6.68	$6.62	$7.54	$5.78
Weighted-average common shares outstanding:
Basic	161,250,018	160,980,960	160,141,506	158,859,998
Diluted	162,918,961	162,161,937	161,378,217	160,450,266
Dividend declared per share	$2.88	$2.88	$3.13	$3.13

(1)

The first quarter of 2019 and 2018 included $22 million and $56 million, respectively, of discrete tax benefit related to stock-based compensation awards that vested in the first quarter of each respective year.

(2)	The third quarter of 2018 benefited from $90 million of discrete tax items, primarily related to changes in the Company’s organizational entity structure.
(3)	The fourth quarter of 2018 included a pre-tax restructuring charge of $60 million.

29. Subsequent Events

In January 2020, the Company issued $1 billion in aggregate principal amount of 2.40% senior unsecured and unsubordinated notes maturing on April 30, 2030 (the “2030 Notes”). The net proceeds of the 2030 Notes will be used for general corporate purposes. Interest of approximately $24 million per year will be payable semi-annually on April 30 and October 30 of each year, commencing April 30, 2020. The 2030 Notes may be redeemed prior to January 30, 2030 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2030 Notes thereafter. The discount and debt issuance costs will be amortized over the term of the 2030 Notes.

On January 29, 2020, the Board of Directors approved BlackRock’s quarterly dividend of $3.63 per share to be paid on March 23, 2020 to stockholders of record at the close of business on March 5, 2020.

On February 13, 2020, BlackRock announced the establishment of The BlackRock Foundation (the “Foundation”) and the contribution of its remaining stake in PennyMac Financial Services, Inc. to the new Foundation and the BlackRock Charitable Fund, which BlackRock established in 2013. The contribution will result in an operating expense of $589 million, which is expected to be offset by an approximately $125 million noncash, nonoperating pre-tax gain on the contributed shares and a tax benefit of approximately $241 million. The contribution will provide long-term funding for BlackRock’s philanthropic investments and partnerships.

The Company conducted a review for additional subsequent events and determined that no subsequent events had occurred that would require accrual or additional disclosures.