Form 10-Q
period 2020-03-31
BlackRock Inc.
filed 2020-05-08
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, there were 154,262,173 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	March 31,	December 31,
(in millions, except shares and per share data)	2020	2019
Assets
Cash and cash equivalents(1)	$4,406	$4,829
Accounts receivable	3,095	3,179
Investments(1)	5,240	5,489
Separate account assets	83,262	102,844
Separate account collateral held under securities lending agreements	14,777	15,466
Property and equipment (net of accumulated depreciation of $923 and $880 at March 31, 2020 and December 31, 2019, respectively)	714	715
Intangible assets (net of accumulated amortization of $210 and $185 at March 31, 2020 and December 31, 2019, respectively)	18,344	18,369
Goodwill	14,559	14,562
Other assets(1)	4,623	3,169
Total assets	$149,020	$168,622
Liabilities
Accrued compensation and benefits	$858	$2,057
Accounts payable and accrued liabilities	982	1,167
Borrowings	5,933	4,955
Separate account liabilities	83,262	102,844
Separate account collateral liabilities under securities lending agreements	14,777	15,466
Deferred income tax liabilities	3,610	3,734
Other liabilities(1)	5,088	3,470
Total liabilities	114,510	133,693
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests	1,440	1,316
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at March 31, 2020 and December 31, 2019;

   Shares issued: 171,252,185 at March 31, 2020 and December 31, 2019;

   Shares outstanding: 154,262,618 and 154,375,780 at March 31, 2020 and

   December 31, 2019, respectively

Preferred stock (Note 20)	—	—
Additional paid-in capital	18,885	19,186
Retained earnings	21,872	21,662
Accumulated other comprehensive loss	(810)	(571)
Treasury stock, common, at cost (16,989,567 and 16,876,405 shares held at March 31, 2020 and December 31, 2019, respectively)	(6,936)	(6,732)
Total BlackRock, Inc. stockholders’ equity	33,013	33,547
Nonredeemable noncontrolling interests	57	66
Total permanent equity	33,070	33,613
Total liabilities, temporary equity and permanent equity	$149,020	$168,622

(1)

At March 31, 2020, cash and cash equivalents, investments, other assets and other liabilities include $269 million, $3,170 million, $90 million, and $883 million, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2019, cash and cash equivalents, investments, other assets and other liabilities include $131 million, $3,301 million, $68 million, and $820 million, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2020	2019
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$2,175	$1,989
Other third parties	880	816
Total investment advisory, administration fees and securities lending revenue	3,055	2,805
Investment advisory performance fees	41	26
Technology services revenue	274	204
Distribution fees	276	262
Advisory and other revenue	64	49
Total revenue	3,710	3,346
Expense
Employee compensation and benefits	1,137	1,064
Distribution and servicing costs	445	404
Direct fund expense	277	242
General and administration	1,142	388
Amortization of intangible assets	25	15
Total expense	3,026	2,113
Operating income	684	1,233
Nonoperating income (expense)
Net gain (loss) on investments	(40)	142
Interest and dividend income	15	29
Interest expense	(46)	(46)
Total nonoperating income (expense)	(71)	125
Income before income taxes	613	1,358
Income tax expense (benefit)	(14)	298
Net income	627	1,060
Less:
Net income (loss) attributable to noncontrolling interests	(179)	7
Net income attributable to BlackRock, Inc.	$806	$1,053
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$5.19	$6.65
Diluted	$5.15	$6.61
Weighted-average common shares outstanding:
Basic	155,243,279	158,268,034
Diluted	156,416,726	159,348,431

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net income	$627	$1,060
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(239)	68
Comprehensive income (loss)	388	1,128
Less: Comprehensive income (loss) attributable to noncontrolling interests	(179)	7
Comprehensive income attributable to BlackRock, Inc.	$567	$1,121

(1)

Amounts for the three months ended March 31, 2020 and 2019 include gains from a net investment hedge of $13 million (net of tax expense of $4 million) and $11 million (net of tax expense of $3 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Three Months Ended March 31, 2020

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2019	$19,188	$21,662	$(571)	$(6,732)	$33,547	$66	$33,613	$1,316
Net income	—	806	—	—	806	—	806	(179)
Dividends declared ($3.63 per share)	—	(596)	—	—	(596)	—	(596)	—
Stock-based compensation	149	—	—	—	149	—	149	—
Issuance of common shares related to employee stock transactions	(450)	—	—	453	3	—	3	—
Employee tax withholdings related to employee stock transactions	—	—	—	(257)	(257)	—	(257)	—
Shares repurchased	—	—	—	(400)	(400)	—	(400)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(9)	(9)	871
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(568)
Other comprehensive income (loss)	—	—	(239)	—	(239)	—	(239)	—
March 31, 2020	$18,887	$21,872	$(810)	$(6,936)	$33,013	$57	$33,070	$1,440

(1)	Amounts include $2 million of common stock at both March 31, 2020 and December 31, 2019.

For the Three Months Ended March 31, 2019

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2018	$19,170	$19,282	$(691)	$(5,387)	$32,374	$59	$32,433	$1,107
Net income	—	1,053	—	—	1,053	—	1,053	7
Dividends declared ($3.30 per share)	—	(556)	—	—	(556)	—	(556)	—
Stock-based compensation	154	—	—	—	154	—	154	—
PNC preferred stock capital contribution	60	—	—	—	60	—	60	—
Retirement of preferred stock	(60)	—	—	—	(60)	—	(60)	—
Issuance of common shares related to employee stock transactions	(495)	—	—	499	4	—	4	—
Employee tax withholdings related to employee stock transactions	—	—	—	(222)	(222)	—	(222)	—
Shares repurchased	—	—	—	(1,566)	(1,566)	—	(1,566)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(5)	(5)	200
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	(1)	(1)	(305)
Other comprehensive income (loss)	—	—	68	—	68	—	68	—
March 31, 2019	$18,829	$19,779	$(623)	$(6,676)	$31,309	$53	$31,362	$1,009

(1)	Amounts include $2 million of common stock at both March 31, 2019 and December 31, 2018.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(in millions)	March 31,
	2020	2019
Operating activities
Net income	$627	$1,060
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	111	89
Stock-based compensation	149	154
Deferred income tax expense (benefit)	(133)	88
Charitable Contribution	589	—
Gain related to the Charitable Contribution	(122)	—
Gain related to iCapital recapitalization	(244)	—
Net (gains) losses within consolidated sponsored investment products	391	(122)
Net (purchases) proceeds within consolidated sponsored investment products	(860)	(220)
(Earnings) losses from equity method investees	40	(24)
Distributions of earnings from equity method investees	13	14
Changes in operating assets and liabilities:
Accounts receivable	(5)	(99)
Investments, trading	132	(7)
Other assets	(1,669)	(7)
Accrued compensation and benefits	(1,222)	(1,254)
Accounts payable and accrued liabilities	(214)	(56)
Other liabilities	1,479	159
Net cash provided by/(used in) operating activities	(938)	(225)
Investing activities
Purchases of investments	(45)	(48)
Proceeds from sales and maturities of investments	17	27
Distributions of capital from equity method investees	61	7
Net consolidations (deconsolidations) of sponsored investment funds	(15)	(46)
Purchases of property and equipment	(52)	(58)
Net cash provided by/(used in) investing activities	(34)	(118)
Financing activities
Proceeds from long-term borrowings	999	—
Cash dividends paid	(596)	(556)
Repurchases of common stock	(657)	(1,788)
Net proceeds from (repayments of) borrowings by consolidated sponsored investment products	22	50
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	862	195
Other financing activities	(2)	(13)
Net cash provided by/(used in) financing activities	628	(2,112)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(79)	28
Net increase/(decrease) in cash, cash equivalents and restricted cash	(423)	(2,427)
Cash, cash equivalents and restricted cash, beginning of period	4,846	6,505
Cash, cash equivalents and restricted cash, end of period	$4,423	$4,078
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$29	$29
Income taxes (net of refunds)	$476	$179
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$450	$495
PNC preferred stock capital contribution	$—	$60
Charitable Contribution of an investment	$(589)	$—
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(568)	$(306)

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Business Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm providing a broad range of investment management and technology services to institutional and retail clients worldwide.

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

At March 31, 2020, The PNC Financial Services Group, Inc. (“PNC”) held 22.0% of the Company’s voting common stock and 22.4% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

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

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020 (“2019 Form 10-K”).

The interim financial information at March 31, 2020 and for the three months ended March 31, 2020 and 2019 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications.

Accounting Pronouncements Adopted in the Three Months Ended March 31, 2020

Measurement of Credit Losses. In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which significantly changes the accounting and disclosures for credit losses for most financial assets. The new guidance requires an estimate of expected lifetime credit losses and eliminates the existing recognition thresholds under current models. The adoption of ASU 2016-13, which was effective for the Company on January 1, 2020, did not have a material impact on its condensed consolidated financial statements.

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

The Company records all derivative financial instruments as either assets or liabilities at fair value on a gross basis in the condensed consolidated statements of financial condition. Changes in the fair value of the Company’s derivative financial instruments are recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated assets or liabilities or hedged investments, on the condensed consolidated statements of income.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income. During the three months ended March 31, 2020 and 2019, the Company had not resold or repledged any of the collateral received under these arrangements. At March 31, 2020 and December 31, 2019, the fair value of loaned securities held by separate accounts was approximately $14.0 billion and $14.4 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $14.8 billion and $15.5 billion, respectively.

3. Acquisition

On May 10, 2019, the Company acquired 100% of the equity interests of eFront Holding SAS (“eFront Transaction” or “eFront”), a leading alternative investment management software and solutions provider for approximately $1.3 billion, excluding the settlement of eFront’s outstanding debt. The acquisition of eFront expanded Aladdin’s illiquid alternative capabilities and enables BlackRock to provide individual alternative or whole-portfolio technology solutions to clients.

The purchase price was funded through a combination of existing cash and issuance of commercial paper (subsequently repaid with existing cash) and long-term notes in April 2019. A summary of the fair values of the assets acquired and liabilities assumed in this acquisition is as follows(1):

Estimate of
(in millions)	Fair Value
Accounts receivable	$61
Finite-lived intangible assets:
Customer relationships	400
Technology-related	203
Trade name	14
Goodwill	1,044
Other assets	49
Deferred income tax liabilities	(146)
Other liabilities assumed	(125)
Total consideration, net of cash acquired	$1,500

Summary of consideration, net of cash acquired:
Cash paid including settlement of outstanding debt of approximately $0.2 billion	$1,555
Cash acquired	(55)
Total consideration, net of cash acquired	$1,500

(1)	The Company does not expect additional material changes to the value of the assets acquired or liabilities assumed in conjunction with the transaction.

4. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	March 31,	December 31,
	2020	2019
(in millions)
Cash and cash equivalents	$4,406	$4,829
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$4,423	$4,846

5. Investments

A summary of the carrying value of total investments is as follows:

	March 31,	December 31,
(in millions)	2020	2019
Debt securities:
Held-to-maturity investments	$252	$249
Trading securities	1,417	1,249
Total debt securities	1,669	1,498
Equity securities at FVTNI(1)	1,565	1,926
Equity method investments(2)	860	943
Bank loans	204	204
Federal Reserve Bank stock(3)	93	93
Carried interest(4)	569	528
Other investments(5)	280	297
Total investments	$5,240	$5,489

(1)	Fair value recorded through net income (“FVTNI”).
(2)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(3)	At both March 31, 2020 and December 31, 2019, there were no indicators of impairment of Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale.
(4)

Carried interest of consolidated sponsored investment funds represents allocations to BlackRock’s general partner capital accounts from certain funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

(5)

Other investments include BlackRock’s investments in nonmarketable equity securities, which are measured at cost, adjusted for observable price changes and private equity and real asset investments of consolidated sponsored investment products measured at fair value.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $252 million and $249 million at March 31, 2020 and December 31, 2019, respectively. Held-to-maturity investments included certain investments in CLOs and foreign government debt held primarily for regulatory purposes. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At March 31, 2020, $12 million mature between one to five years, $115 million of these investments mature between five to ten years and $125 million mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	March 31, 2020		December 31, 2019
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,108	$1,074	$822	$844
Government debt	250	250	268	269
Asset/mortgage-backed debt	112	93	141	136
Total trading debt securities	$1,470	$1,417	$1,231	$1,249
Equity securities at FVTNI:
Deferred compensation plan mutual funds	$2	$5	$6	$23
Equity securities/multi-asset mutual funds	1,615	1,560	1,763	1,903
Total equity securities at FVTNI	$1,617	$1,565	$1,769	$1,926

6. Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment funds accounted for as voting rights entities (“VREs”) because it is deemed to control such funds.

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

The following table presents the balances related to these consolidated sponsored investment products accounted for as VIEs and VREs that were recorded on the consolidated statements of financial condition, including BlackRock’s net interest in these products:

	March 31, 2020			December 31, 2019
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents	$269	$47	$316	$131	$10	$141
Investments:
Trading debt securities	1,244	145	1,389	1,059	151	1,210
Equity securities at FVTNI	996	346	1,342	1,330	332	1,662
Bank loans	204	—	204	204	—	204
Other investments	174	—	174	194	—	194
Carried interest	552	—	552	514	—	514
Total investments	3,170	491	3,661	3,301	483	3,784
Other assets	90	6	96	68	5	73
Other liabilities(1)	(883)	(26)	(909)	(820)	(20)	(840)
Noncontrolling interest	(1,390)	(107)	(1,497)	(1,348)	(34)	(1,382)
BlackRock's net interests in consolidated investment products	$1,256	$411	$1,667	$1,332	$444	$1,776

(1)	At March 31, 2020 and December 31, 2019, other liabilities of VIEs include $203 million and $195 million, respectively, related to borrowings of a consolidated CLO.

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

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended
	March 31,
(in millions)	2020	2019

Nonoperating net gain (loss) on consolidated VIEs	$(309)	$94

Net income (loss) attributable to NCI on consolidated VIEs	$(158)	$5

7. Variable Interest Entities

Nonconsolidated VIEs.    At March 31, 2020 and December 31, 2019, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

(in millions)
At March 31, 2020	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$533	$102	$(12)	$652
At December 31, 2019
Sponsored investment products	$539	$71	$(10)	$627

(1)	At both March 31, 2020 and December 31, 2019, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $11 billion and $12 billion at March 31, 2020 and December 31, 2019, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

March 31, 2020 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	March 31, 2020
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$252	$252
Trading securities	—	1,408	9	—	—	1,417
Total debt securities	—	1,408	9	—	252	1,669
Equity securities at FVTNI:
Deferred compensation plan mutual funds	5	—	—	—	—	5
Equity securities/Multi-asset mutual funds	1,560	—	—	—	—	1,560
Total equity securities at FVTNI	1,565	—	—	—	—	1,565
Equity method:
Equity and fixed income mutual funds	145	—	—	—	—	145
Hedge funds/funds of hedge funds	—	—	—	222	—	222
Private equity funds	—	—	—	210	—	210
Real assets funds	—	—	—	271	—	271
Other	9	—	—	3	—	12
Total equity method	154	—	—	706	—	860
Bank loans	—	23	181	—	—	204
Federal Reserve Bank Stock	—	—	—	—	93	93
Carried interest	—	—	—	—	569	569
Other investments(3)	—	4	16	84	176	280
Total investments	1,719	1,435	206	790	1,090	5,240
Other assets(4)	133	181	—	—	—	314
Separate account assets	54,812	27,340	—	—	1,110	83,262
Separate account collateral held under securities lending agreements:
Equity securities	4,731	—	—	—	—	4,731
Debt securities	—	10,046	—	—	—	10,046
Total separate account collateral held under securities lending agreements	4,731	10,046	—	—	—	14,777
Total	$61,395	$39,002	$206	$790	$2,200	$103,593
Liabilities:
Separate account collateral liabilities under securities lending agreements	$4,731	$10,046	$—	$—	$—	$14,777
Other liabilities(5)	—	28	421	—	—	449
Total	$4,731	$10,074	$421	$—	$—	$15,226

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent), as a practical expedient.
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

(3)	Level 3 amounts primarily include direct investments in private equity companies held by private equity funds.
(4)	Amounts in Level 1 and Level 2 include a minority investment in a publicly traded company and fair value of derivatives (See Note 9, Derivatives and Hedging, for more information), respectively.
(5)

Level 3 amounts primarily include contingent liabilities related to certain acquisitions (see Note 15, Commitments and Contingencies, for more information) and other liabilities of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets.

Assets and liabilities measured at fair value on a recurring basis

December 31, 2019 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2019
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$249	$249
Trading securities	—	1,241	8	—	—	1,249
Total debt securities	—	1,241	8	—	249	1,498
Equity securities at FVTNI:
Deferred compensation plan mutual funds	23	—	—	—	—	23
Equity securities/Multi-asset mutual funds	1,903	—	—	—	—	1,903
Total equity securities at FVTNI	1,926	—	—	—	—	1,926
Equity method:
Equity and fixed income mutual funds	157	—	—	—	—	157
Hedge funds/funds of hedge funds	—	—	—	220	—	220
Private equity funds	—	—	—	248	—	248
Real assets funds	—	—	—	296	—	296
Other	12	—	—	10	—	22
Total equity method	169	—	—	774	—	943
Bank loans	—	27	177	—	—	204
Federal Reserve Bank Stock	—	—	—	—	93	93
Carried interest	—	—	—	—	528	528
Other investments(3)	—	—	9	98	190	297
Total investments	2,095	1,268	194	872	1,060	5,489
Other assets(4)	173	—	—	—	—	173
Separate account assets	72,515	29,582	—	—	747	102,844
Separate account collateral held under securities lending agreements:
Equity securities	10,209	—	—	—	—	10,209
Debt securities	—	5,257	—	—	—	5,257
Total separate account collateral held under securities lending agreements	10,209	5,257	—	—	—	15,466
Total	$84,992	$36,107	$194	$872	$1,807	$123,972
Liabilities:
Separate account collateral liabilities under securities lending agreements	$10,209	$5,257	$—	$—	$—	$15,466
Other liabilities(5)	—	10	388	—	—	398
Total	$10,209	$5,267	$388	$—	$—	$15,864

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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
(5)

Amounts primarily include contingent liabilities related to certain acquisitions (see Note 15, Commitments and Contingencies, for more information) and other liabilities of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets.

Level 3 Assets.    Level 3 assets may include investments in CLOs and bank loans of consolidated CLOs, which were valued based on single-broker nonbinding quotes and direct private equity investments, which were valued using the market or income approach.

Level 3 investments of $206 million and $194 million at March 31, 2020 and December 31, 2019, respectively, primarily included bank loans of a consolidated CLO and investments in CLOs.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2020

(in millions)	December 31, 2019	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2020	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$8	$—	$1	$—	$—	$—	$—	$9	$—
Total debt securities	8	—	1	—	—	—	—	9	—
Private equity	9	—	8	(1)	—	—	—	16	—
Bank loans	177	(14)	18	—	—	—	—	181	(14)
Total investments	$194	$(14)	$27	$(1)	$—	$—	$—	$206	$(14)
Liabilities:
Other liabilities(3)	$388	$(11)	$—	$—	$22	$—	$—	421	$(11)
Total Level 3 liabilities	$388	$(11)	$—	$—	$22	$—	$—	$421	$(11)

(1)	Amounts include proceeds from borrowings of a consolidated CLO.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include contingent liabilities in connection with certain acquisitions and borrowings related to a consolidated CLO.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2019

(in millions)	December 31, 2018	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3(2)	March 31, 2019	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Debt securities:
Trading	$4	$—	$—	$—	$—	$—	$(4)	$—	$—
Total debt securities	4	—	—	—	—	—	(4)	—	—
Private equity	82	—	—	—	—	—	(72)	10	—
Bank loans(4)	70	—	53	—	—	—	—	123	—
Total investments	156	—	53	—	—	—	(76)	133	—
Total Level 3 assets	$156	$—	$53	$—	$—	$—	$(76)	$133	$—
Liabilities:
Other liabilities(4)	$371	$(6)	$—	$—	$32	$—	$—	$409	$(6)
Total Level 3 liabilities	$371	$(6)	$—	$—	$32	$—	$—	$409	$(6)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments in connection with certain prior acquisitions.
(2)	Amounts include an investment in a consolidated entity that no longer qualifies as an investment company and is no longer accounted for under a fair value measure.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Amounts include contingent liabilities in connection with certain acquisitions and bank loans and borrowings related to a consolidated CLO.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At March 31, 2020 and December 31, 2019, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	March 31, 2020		December 31, 2019
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$4,406	$4,406	$4,829	$4,829	Level 1	(2) (3)
Other assets	$21	$21	$68	$68	Level 1	(4)

Financial Liabilities:
Long-term borrowings	$5,933	$6,147	$4,955	$5,254	Level 2	(5)

(1)	See Note 5, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At March 31, 2020 and December 31, 2019, approximately $430 million and $674 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)

Other assets include restricted cash and cash collateral deposited with certain derivative counterparties. The carrying values of these assets approximate fair value due to their short-term maturities.

(5)

Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices at the end of March 2020 and December 2019, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

March 31, 2020
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$222	$112	Daily/Monthly (25%) Quarterly (16%) N/R (59%)	1 – 90 days
Private equity funds	(b)	210	231	N/R	N/R
Real assets funds	(c)	271	131	Quarterly (53%) N/R (47%)	60 days
Other		3	6	N/R	N/R
Consolidated sponsored investment products:
Private equity funds of funds	(d)	15	8	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	66	79	N/R	N/R
Total		$790	$567

December 31, 2019
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$220	$120	Daily/Monthly (27%) Quarterly (15%) N/R (58%)	1 – 90 days
Private equity funds	(b)	248	212	N/R	N/R
Real assets funds	(c)	296	120	Quarterly (57%) N/R (43%)	60 days
Other		10	9	N/R	N/R
Consolidated sponsored investment products:
Private equity funds of funds	(d)	23	9	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	72	83	N/R	N/R
Total		$872	$553

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both March 31, 2020 and December 31, 2019.

(b)

This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both March 31, 2020 and December 31, 2019.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation periods for the investments in the funds that are not subject to redemptions is unknown at both March 31, 2020 and December 31, 2019. The total remaining unfunded commitments to real assets funds were $210 million and $203 million at March 31, 2020 and December 31, 2019, respectively. The Company’s portion of the total remaining unfunded commitments was $183 million and $172 million at March 31, 2020 and December 31, 2019, respectively.

(d)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption or are not currently redeemable; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. The liquidation period for the underlying assets of these funds is unknown at both March 31, 2020 and December 31, 2019. The total remaining unfunded commitments to other third-party funds were $8 million and $9 million at March 31, 2020 and December 31, 2019, respectively. The Company had contractual obligations to the consolidated funds of $22 million at both March 31, 2020 and December 31, 2019.

Fair Value Option.

At March 31, 2020 and December 31, 2019, the Company elected the fair value option for certain investments in CLOs of approximately $28 million and $37 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(in millions)	2020	2019
CLO Bank loans:
Aggregate principal amounts outstanding	$220	$204
Fair value	204	204
Aggregate unpaid principal balance in excess of (less than) fair value	$16	$—

CLO Borrowings:
Aggregate principal amounts outstanding	$226	$195
Fair value	$203	$195

At March 31, 2020, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the three months ended March 31, 2020 and 2019, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At March 31, 2020 and December 31, 2019, the Company had outstanding total return swaps with aggregate notional values of approximately $597 million and $644 million, respectively.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At March 31, 2020 and December 31, 2019, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.5 billion and $3.4 billion, respectively.

At both March 31, 2020 and December 31, 2019, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at March 31, 2020:

	March 31, 2020
(in millions)	Assets		Liabilities
Derivative instruments	Statement of Financial Condition Classification	Fair Value	Statement of Financial Condition Classification	Fair Value
Total return swaps	Other assets	$89	Other liabilities	$7
Forward foreign currency exchange contracts	Other assets	92	Other liabilities	9
Total		$181		$16

The fair values of the outstanding total return swaps and forward foreign currency exchange contracts were not material to the condensed consolidated statement of financial condition at December 31, 2019.

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended
		March 31,
(in millions)		2020	2019
Derivative Instruments	Statement of Income Classification	Gains (Losses)
Total return swaps	Nonoperating income (expense)	$142	$(50)
Forward foreign currency exchange contracts	General and administration expense	(88)	36
Total gain (loss) from derivative instruments		$54	$(14)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three months ended March 31, 2020 and 2019.

See Note 15, Borrowings, in the 2019 Form 10-K for more information on the Company’s net investment hedge.

10. Goodwill

Goodwill activity during the three months ended March 31, 2020 was as follows:

(in millions)
December 31, 2019	$14,562
Goodwill adjustments related to Quellos(1)	(3)
March 31, 2020	$14,559

(1)

Amounts primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $98 million and $106 million at March 31, 2020 and December 31, 2019, respectively.

11. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2019	$17,578	$791	$18,369
Amortization expense	—	(25)	(25)
March 31, 2020	$17,578	$766	$18,344

12. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statement of income:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Lease cost:
Operating lease cost(1)	$37	$34
Variable lease cost(2)	9	8
Total lease cost	$46	$42

(1)	Amounts include short-term leases, which are immaterial for the three months ended March 31, 2020 and 2019.
(2)	Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate.

The following table presents operating leases included on the condensed consolidated statement of financial condition:

	Statement of
	Financial Condition	March 31,	December 31,
(in millions)	Classification	2020	2019
Statement of Financial Condition information:
Operating lease right-of-use (“ROU”) assets	Other assets	$662	$669
Operating lease liabilities	Other liabilities	$774	$776

Supplemental information related to operating leases is summarized below:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$38	$35

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities in connection with the adoption of ASU 2016-02	$—	$661
ROU assets in exchange for operating lease liabilities	$47	$—

	March 31,		December 31,
	2020		2019
Lease term and discount rate:
Weighted-average remaining lease term	9	years	9	years
Weighted-average discount rate	3%		3%

13. Other Assets

PennyMac

At December 31, 2019, the Company accounted for its interest in PennyMac Financial Services, Inc. (“PennyMac”) as an equity method investment, which was included in other assets on the condensed consolidated statements of financial condition. The carrying value and market value of the Company’s interest (approximately 20% or 16 million shares) were approximately $451 million and $530 million, respectively, at December 31, 2019. The market value of the Company’s interest reflected the PennyMac stock price at December 31, 2019 (a Level 1 input).

On February 13, 2020, BlackRock established The BlackRock Foundation (the “Foundation”) and contributed its remaining 20% stake in PennyMac to the Foundation and the BlackRock Charitable Fund, which BlackRock established in 2013 (together, the “Charitable Contribution”). The Charitable Contribution resulted in an operating expense of $589 million, which was offset by a $122 million noncash, nonoperating pre-tax gain on the contributed shares and a tax benefit of $241 million in the condensed consolidated statement of income for the three months ended March 31, 2020.

iCapital

On March 10, 2020, in connection with a recapitalization of iCapital Network, Inc. (“iCapital”), BlackRock received additional stock in exchange for certain securities it held, which resulted in a nonoperating pre-tax gain of approximately $240 million in the condensed consolidated statement of income for the three months ended March 31, 2020. Following this transaction, the Company accounts for its interest in iCapital as an equity method investment, which is included in other assets on the condensed consolidated statements of financial condition. At March 31, 2020, the carrying value of the Company’s interest in iCapital is approximately $300 million.

14. Borrowings

Short-Term Borrowings

2020 Revolving Credit Facility.  The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in March 2020 to extend the maturity date to March 2025 (the “2020 credit facility”). The 2020 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2020 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2020 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2020. The 2020 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At March 31, 2020, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2020 credit facility. At March 31, 2020, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at March 31, 2020 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
4.25% Notes due 2021	$750	$—	$750	$770
3.375% Notes due 2022	750	(2)	748	774
3.50% Notes due 2024	1,000	(3)	997	1,058
1.25% Notes due 2025	768	(4)	764	767
3.20% Notes due 2027	700	(5)	695	730
3.25% Notes due 2029	1,000	(14)	986	1,050
2.40% Notes due 2030	1,000	(7)	993	998
Total Long-term Borrowings	$5,968	$(35)	$5,933	$6,147

2030 Notes. In January 2020, the Company issued $1 billion in aggregate principal amount of 2.40% senior unsecured and unsubordinated notes maturing on April 30, 2030 (the “2030 Notes”). The net proceeds of the 2030 Notes were used for general corporate purposes. Interest of approximately $24 million per year is payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2020. The 2030 Notes may be redeemed prior to January 30, 2030 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2030 Notes thereafter. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2030 Notes.

See Note 15, Borrowings, in the 2019 Form 10-K for more information regarding the Company’s borrowings.

See Note 24, Subsequent Events, for information on the April 2020 debt offering.

15. Commitments and Contingencies

Investment Commitments.   At March 31, 2020, the Company had $583 million of various capital commitments to fund sponsored investment products, including consolidated sponsored investment products. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments Related to Business Acquisitions.  In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at March 31, 2020 totaled $218 million and is included in other liabilities on the condensed consolidated statements of financial condition.

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

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory subsidiaries, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash." The plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, the plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit and, on January 23, 2020, the California Court of Appeal affirmed the trial court’s dismissal. Plaintiffs have asked the California Supreme Court to hear a further appeal of the dismissal. The defendants believe the claims in this lawsuit are without merit.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed unaffiliated peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that the plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to the plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, and on June 3, 2019, the plaintiffs filed a motion seeking to certify both the Plan and the CTF classes. On September 3, 2019, the court granted BlackRock’s motion to dismiss part of the plaintiffs’ claim seeking to recover alleged losses in the securities lending vehicles but denied the motion to dismiss in all other respects. On February 11, 2020, the court denied the plaintiffs’ motion to certify the CTF class and granted their motion to certify the Plan class. On April 27, 2020, the Ninth Circuit denied plaintiffs’ request to immediately appeal the class certification ruling. The defendants believe the claims in this lawsuit are without merit.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of March 31, 2020 and subject to this type of indemnification was $224 billion. In the Company’s capacity as lending agent, cash and securities totaling $238 billion were held as collateral for indemnified securities on loan at March 31, 2020. The fair value of these indemnifications was not material at March 31, 2020.

16. Revenue

The table below presents detail of revenue for the three months ended March 31, 2020 and 2019 and includes the product mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and performance fees.

	Three Months Ended
	March 31,
(in millions)	2020	2019
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$398	$375
iShares ETFs	879	847
Non-ETF Index	163	164
Equity subtotal	1,440	1,386
Fixed income:
Active	481	457
iShares ETFs	259	220
Non-ETF Index	112	97
Fixed income subtotal	852	774
Multi-asset	293	276
Alternatives:
Illiquid alternatives	148	110
Liquid alternatives	112	94
Currency and commodities(1)	32	24
Alternatives subtotal	292	228
Long-Term	2,877	2,664
Cash management	178	141
Total base fees	3,055	2,805
Investment advisory performance fees:
Equity	2	—
Fixed income	2	2
Multi-asset	1	—
Alternatives:
Illiquid alternatives	17	20
Liquid alternatives	19	4
Alternatives subtotal	36	24
Total performance fees	41	26
Technology services revenue	274	204
Distribution fees:
Retrocessions	169	161
12b-1 fees (US mutual fund distribution fees)	91	89
Other	16	12
Total distribution fees	276	262
Advisory and other revenue:
Advisory	17	19
Other	47	30
Total advisory and other revenue	64	49
Total revenue	$3,710	$3,346

_____________________________________________________________

(1)      Amounts include commodity iShares ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended
	March 31,
(in millions)	2020	2019
By client type:
Retail	$872	$826
iShares ETFs	1,170	1,091
Institutional:
Active	574	500
Index	261	247
Total institutional	835	747
Long-Term	2,877	2,664
Cash management	178	141
Total	$3,055	$2,805

By investment style:
Active	$1,427	$1,307
Index and iShares ETFs	1,450	1,357
Long-Term	2,877	2,664
Cash management	178	141
Total	$3,055	$2,805

Investment advisory and administration fees – remaining performance obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2020 and 2019:

March 31, 2020

	Remainder of
(in millions)	2020	2021	2022	2023	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$86	$103	$87	$74	$48	$398

March 31, 2019

	Remainder of
(in millions)	2019	2020	2021	2022	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$56	$68	$55	$46	$43	$268

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at March 31, 2020 and 2019. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Beginning balance	$483	$293
Net increase (decrease) in unrealized allocations	62	51
Performance fee revenue recognized	(10)	(17)
Ending balance	$535	$327

Technology services revenue – remaining performance obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2020 and 2019:

March 31, 2020

	Remainder of
(in millions)	2020	2021	2022	2023	Thereafter	Total
Technology services revenue(1)(2)	$103	$61	$38	$16	$9	$227

March 31, 2019

	Remainder of
(in millions)	2019	2020	2021	2022	Thereafter	Total
Technology services revenue(1)(2)	$24	$28	$22	$14	$9	$97

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of March 31, 2020, the estimated fixed minimum fees for the remainder of the year approximated $490 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three months ended March 31, 2020 and 2019, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Beginning balance	$116	$70
Additions	30	11
Revenue recognized that was included in the beginning balance	(32)	(8)
Ending balance	$114	$73

17. Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the three months ended March 31, 2020 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2019	2,236,452	$444.02
Granted	905,542	$533.48
Converted	(804,828)	$423.92
Forfeited	(27,549)	$463.19
March 31, 2020(1)	2,309,617	$485.87

(1)	At March 31, 2020, approximately 2.2 million awards are expected to vest and 0.1 million awards have vested but have not been converted.

In January 2020, the Company granted 504,403 RSUs or shares of restricted stock to employees as part of 2019 annual incentive compensation that vest ratably over three years from the date of grant and 393,161 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2023. The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during the three months ended March 31, 2020 was $483 million.

At March 31, 2020, the intrinsic value of outstanding RSUs was $1.0 billion, reflecting a closing stock price of $439.97.

At March 31, 2020, total unrecognized stock-based compensation expense related to unvested RSUs was $696 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.8 years.

Performance-Based RSUs.

Performance-based RSU activity for the three months ended March 31, 2020 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2019	742,918	$436.84
Granted	238,478	$533.58
Additional shares granted due to attainment of performance measures	30,600	$375.26
Converted	(311,779)	$375.26
March 31, 2020	700,217	$494.51

In January 2020, the Company granted 238,478 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2023. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2020, the Company also granted 30,600 additional RSUs related to prior awards to certain employees based on the attainment of Company performance measures during the performance period.

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the three months ended March 31, 2020 was $139 million.

At March 31, 2020, the intrinsic value of outstanding performance-based RSUs was $308 million, reflecting a closing stock price of $439.97.

At March 31, 2020, total unrecognized stock-based compensation expense related to unvested performance-based awards was $241 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period 1.9 years.

See Note 18, Stock-Based Compensation, in the 2019 Form 10-K for more information on performance-based RSUs.

Performance-based Stock Options.

Stock option activity for the three months ended March 31, 2020 is summarized below.

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2019	1,941,145	$513.50
Forfeited	(25,353)	$513.50
March 31, 2020	1,915,792	$513.50

At March 31, 2020, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $105 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 3.7 years.

See Note 18, Stock-Based Compensation, in the 2019 Form 10-K for more information on performance-based stock options.

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

At March 31, 2020, the Company was required to maintain approximately $2.0 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

19. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Beginning balance	$(571)	$(691)
Foreign currency translation adjustments(1)	(239)	68
Ending balance	$(810)	$(623)

(1)

Amounts for the three months ended March 31, 2020 and 2019 include gains from a net investment hedge of $13 million (net of tax expense of $4 million) and $11 million (net of tax expense of $3 million), respectively.

20. Capital Stock

Nonvoting Participating Preferred Stock.  The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31,	December 31,
	2020	2019
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding(1)	823,188	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding	—	—
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—

(1)	Shares held by PNC.

Share Repurchases.  The Company repurchased 0.8 million common shares in open market transactions under the share repurchase program for approximately $400 million during the three months ended March 31, 2020. At March 31, 2020, there were 5.1 million shares still authorized to be repurchased.

21. Income Taxes

The three months ended March 31, 2020 income tax benefit included a discrete tax benefit of $241 million  recognized in connection with the Charitable Contribution.

The three months ended March 31, 2020 and 2019 income tax expense (benefit) included $64 million and $23 million, respectively, of discrete tax benefits, including benefits related to stock-based compensation awards that vest in the first quarter of each year.

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2020 and 2019 under the treasury stock method:

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2020	2019
Net income attributable to BlackRock	$806	$1,053
Basic weighted-average shares outstanding	155,243,279	158,268,034
Dilutive effect of nonparticipating RSUs and stock options	1,173,447	1,080,397
Total diluted weighted-average shares outstanding	156,416,726	159,348,431
Basic earnings per share	$5.19	$6.65
Diluted earnings per share	$5.15	$6.61

For the three months ended March 31, 2020, 603,639 RSUs were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. The amount of anti-dilutive RSUs was immaterial for the three months ended March 31, 2019. In addition, performance-based RSUs and stock options are excluded from potential dilution until the designated performance conditions are met.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three months ended March 31, 2020 and 2019 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended
(in millions)	March 31,
Revenue	2020	2019
Americas	$2,480	$2,240
Europe	1,067	943
Asia-Pacific	163	163
Total revenue	$3,710	$3,346

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at March 31, 2020 and December 31, 2019 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	March 31,	December 31,
Long-lived Assets	2020	2019
Americas	$13,830	$13,830
Europe	1,356	1,360
Asia-Pacific	87	87
Total long-lived assets	$15,273	$15,277

Americas is primarily comprised of the United States, Latin America and Canada, while Europe is primarily comprised of the United Kingdom, the Netherlands and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

24. Subsequent Events

In April 2020, the Company issued $1.25 billion in aggregate principal amount of 1.90% senior unsecured and unsubordinated notes maturing on January 28, 2031 (the “2031 Notes”). The net proceeds of the 2031 Notes will be used for general corporate purposes, which may include the repayment of all or a portion of the $750 million 4.25% Notes due May 2021. Interest of approximately $24 million per year will be payable semi-annually on January 28 and July 28 of each year, commencing July 28, 2020. The 2031 Notes may be redeemed prior to October 28, 2030 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2031 Notes thereafter. The discount and debt issuance costs will be amortized over the term of the 2031 Notes.

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) a pandemic or health crisis, including the COVID-19 pandemic, and its impact on financial institutions, the global economy or capital markets, as well as BlackRock’s products, clients, vendors and employees, and BlackRock’s results of operations, the full extent of which may be unknown; (2) the introduction, withdrawal, success and timing of business initiatives and strategies; (3) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (4) the relative and absolute investment performance of BlackRock’s investment products; (5) BlackRock’s ability to develop new products and services that address client preferences; (6) the impact of increased competition; (7) the impact of future acquisitions or divestitures; (8) BlackRock’s ability to integrate acquired businesses successfully; (9) the unfavorable resolution of legal proceedings; (10) the extent and timing of any share repurchases; (11) the impact, extent and timing of technological changes and the adequacy of intellectual property, information and cyber security protection; (12) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (13) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock or The PNC Financial Services Group, Inc. (“PNC”); (14) changes in law and policy and uncertainty pending any such changes; (15) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (16) the ability to attract and retain highly talented professionals; (17) fluctuations in the carrying value of BlackRock’s economic investments; (18) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (19) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (20) the failure by a key vendor of BlackRock to fulfill its obligations to the Company; (21) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded funds (“ETF”) platform; (22) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (23) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $6.47 trillion of AUM at March 31, 2020. With approximately 16,300 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology services to institutional and retail clients worldwide.

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

At March 31, 2020, PNC held 22.0% of the Company’s voting common stock and 22.4% of the Company’s capital stock, which includes outstanding common and nonvoting preferred stock.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications.

COVID-19 Impact

The COVID-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures are, among other things, severely restricting global economic activity, which is disrupting supply chains, lowering asset valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain securities and causing significant volatility and disruption in the financial markets.

Towards the end of the first quarter of 2020 the pandemic began to impact our business, the effects of which are ongoing, and such impact is expected to continue in future quarters if conditions persist. Should current economic conditions persist or deteriorate, there may be an ongoing adverse effect on our business, including our operations and financial condition, as a result of, among other things:

•

reduced assets under management, resulting in lower base fees, as well as a reduction in the value of our investment portfolio, including our co-investments and seed investments in sponsored investment funds;

•	lower alpha generation which may adversely affect future organic growth and our ability to generate performance fees;

•	reduced client and prospective client demand for BlackRock products and services and/or changing client risk preferences which may adversely affect future organic growth;

•	a decline in technology revenue growth as a result of extended sales cycles and longer implementation periods as clients work remotely;

•	the negative impact of the pandemic on our clients and key vendors, market participants and other third-parties with whom we do business;

•

the negative operational effects of an extended remote working environment, including strain on Aladdin and/or our other internal and external technology resources leveraged at the firm, as well as the potential for heightened operational risks, such as cybersecurity risks; and

•	the disruption to our workforce due to illness and health concerns, potential limitations on our remote work environment, and government-imposed restrictions, laws and regulations.

The extent to which COVID-19, and the related global economic crisis, affect our business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our products, clients, vendors and employees. BlackRock continues to service clients amid uncertainty and disruption linked to COVID-19 and is actively managing its business to respond to the impact.

United Kingdom Exit from European Union

Following the June 2016 vote to exit the European Union (“EU”), commonly referred to as Brexit, the United Kingdom (“UK”) left the EU on January 31, 2020 and entered an eleven-month transition period during which the UK, and UK-based entities, will retain the rights and obligations of EU membership.

Substantial uncertainty remains surrounding the future relationship between the UK and the EU, but the UK government has indicated its preference for negotiating a trade deal with the EU before the end of the transition period rather than continuing Single Market or Customs Union membership. BlackRock is implementing a number of steps to prepare for various outcomes, including the potential failure of the UK and the EU to negotiate an agreement before the transition period expires. These steps, many of which are time consuming and costly, include effecting organizational, governance and operational changes, applying for and receiving licenses and permissions in the EU, and engaging in client communications, and are expected to add complexity to BlackRock’s European operations. In addition, depending on the terms of the future relationship between the UK and the EU, BlackRock may experience further organizational and operational challenges and incur additional costs in connection with its European operations during the transition period and post-Brexit, which may impede the Company’s growth or impact its financial performance.

Other Development

On February 13, 2020, BlackRock announced the establishment of The BlackRock Foundation (the “Foundation”) and the contribution of its remaining 20% stake in PennyMac Financial Services, Inc. to the Foundation and the BlackRock Charitable Fund, which BlackRock established in 2013 (together, the “Charitable Contribution”). The Charitable Contribution resulted in an operating expense of $589 million, which was offset by a $122 million noncash, nonoperating pre-tax gain on the contributed shares and a tax benefit of $241 million in the condensed consolidated statement of income for the three months ended March 31, 2020. The Charitable Contribution will provide long-term funding for BlackRock’s philanthropic investments and partnerships. The general and administration expense, nonoperating gain and associated tax benefit related to the Charitable Contribution have been excluded from as adjusted results.

EXECUTIVE SUMMARY

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2020	2019
GAAP basis:
Total revenue	$3,710	$3,346
Total expense	3,026	2,113
Operating income	$684	$1,233
Operating margin	18.4%	36.8%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	108	118
Income tax benefit (expense)	14	(298)
Net income attributable to BlackRock	$806	$1,053
Diluted earnings per common share	$5.15	$6.61
Effective tax rate	(1.7)%	22.1%
As adjusted(1):
Operating income	$1,273	$1,233
Operating margin	41.7%	41.9%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$(14)	$118
Net income attributable to BlackRock	$1,032	$1,053
Diluted earnings per common share	$6.60	$6.61
Effective tax rate	18.0%	22.1%
Other:
Assets under management (end of period)	$6,466,668	$6,515,345
Diluted weighted-average common shares outstanding(2)	156,416,726	159,348,431
Common and preferred shares outstanding (end of period)	155,085,806	155,323,503
Book value per share(3)	$212.87	$201.57
Cash dividends declared and paid per share	$3.63	$3.30

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)	Total BlackRock stockholders’ equity divided by total common and preferred shares outstanding at March 31 of the respective period-end.

THREE MONTHS ENDED MARCH 31, 2020 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2019

GAAP.   Operating income of $684 million and operating margin of 18.4% decreased $549 million and 1,840 bps, respectively, from the first quarter of 2019. Operating income and operating margin reflected higher base fees and technology services revenue, which were more than offset by higher expense, primarily due to the impact of $589 million related to the Charitable Contribution and $84 million of product launch costs associated with the January 2020 close of the $2.3 billion BlackRock Health Sciences Trust II.

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) decreased $10 million from the first quarter of 2019, primarily driven by mark-to-market losses on un-hedged seed capital investments and a corporate minority investment, partially offset by the impact of a pre-tax gain of approximately $240 million in connection with a recapitalization of iCapital Network, Inc. (“iCapital”). Non-operating results also reflected the $122 million pre-tax gain related to the Charitable Contribution.

Income tax benefit (expense) for the first quarter of 2020 included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution. First quarter 2020 and 2019 income tax expense (benefit) included $64 million and $23 million, respectively, of discrete tax benefits, including benefits related to stock-based compensation awards that vest in the first quarter of each year. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share decreased $1.46, or 22%, from the first quarter of 2019, reflecting the impact of the Charitable Contribution and product launch costs, partially offset by higher revenue, a lower effective tax rate and a lower diluted share count in the current quarter.

As Adjusted.  Operating income of $1,273 million increased $40 million from the first quarter of 2019. Earnings per diluted common share were essentially flat compared to the first quarter of 2019 as higher operating income, a lower effective tax rate and a lower diluted share count in the current quarter, were more than offset by lower nonoperating income versus a year ago. The financial impact related to the Charitable Contribution has been excluded from as adjusted results.

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

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(1)_Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Operating income, GAAP basis	$684	$1,233
Non-GAAP expense adjustment:
Charitable Contribution	589	—
Operating income, as adjusted	1,273	1,233
Product launch costs and commissions	87	—
Operating income used for operating margin measurement	$1,360	$1,233
Revenue, GAAP basis	$3,710	$3,346
Non-GAAP adjustments:
Distribution fees	(276)	(262)
Investment advisory fees	(169)	(142)
Revenue used for operating margin measurement	$3,265	$2,942
Operating margin, GAAP basis	18.4%	36.8%
Operating margin, as adjusted	41.7%	41.9%

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

•

Operating income, as adjusted, includes a non-GAAP expense adjustment. The Charitable Contribution expense of $589 million has been excluded from operating income, as adjusted, due to its nonrecurring nature.

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

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Nonoperating income (expense), GAAP basis	$(71)	$125
Less: Net income (loss) attributable to NCI	(179)	7
Nonoperating income (expense), net of NCI	108	118
Less: Gain related to the Charitable Contribution	122	—
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$(14)	$118

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to its results and provides comparability of this information among reporting periods. Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s nonoperating results, which ultimately impact BlackRock’s book value. The noncash, nonoperating pre-tax gain of $122 million related to the Charitable Contribution has been excluded from nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, due to its nonrecurring nature.

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended
	March 31,
(in millions, except per share data)	2020	2019
Net income attributable to BlackRock, Inc., GAAP basis	$806	$1,053
Non-GAAP adjustment:
Charitable Contribution, net of tax	226	—
Net income attributable to BlackRock, Inc., as adjusted	$1,032	$1,053
Diluted weighted-average common shares outstanding (4)	156.4	159.3
Diluted earnings per common share, GAAP basis (4)	$5.15	$6.61
Diluted earnings per common share, as adjusted (4)	$6.60	$6.61

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

See aforementioned discussion regarding operating income, as adjusted, operating margin, as adjusted, and nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, for information on the Charitable Contribution.

The three months ended March 31, 2020 included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution. The discrete tax benefit has been excluded from as adjusted results due to the non-recurring nature of the Charitable Contribution.

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2020	2019	2019	2020	2020
Retail	$608,824	$703,297	$646,355	$(1,524)	$15,096
iShares ETFs	1,852,190	2,240,065	1,924,710	13,830	166,635
Institutional:
Active	1,230,092	1,338,670	1,160,150	(1,862)	82,229
Index	2,178,499	2,599,882	2,327,080	(29,103)	(5,957)
Institutional subtotal	3,408,591	3,938,552	3,487,230	(30,965)	76,272
Long-term	5,869,605	6,881,914	6,058,295	(18,659)	258,003
Cash management	594,089	545,949	455,271	52,441	139,849
Advisory(1)	2,974	1,770	1,779	1,206	1,207
Total	$6,466,668	$7,429,633	$6,515,345	$34,988	$399,059

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2020	2019	2019	2020	2020
Active	$1,758,548	$1,947,222	$1,724,875	$(8,944)	$87,343
Index and iShares ETFs	4,111,057	4,934,692	4,333,420	(9,715)	170,660
Long-term	5,869,605	6,881,914	6,058,295	(18,659)	258,003
Cash management	594,089	545,949	455,271	52,441	139,849
Advisory(1)	2,974	1,770	1,779	1,206	1,207
Total	$6,466,668	$7,429,633	$6,515,345	$34,988	$399,059

AUM and Net Inflows (Outflows) by Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2020	2019	2019	2020	2020
Equity	$2,959,662	$3,820,329	$3,375,885	$3,162	$57,594
Fixed income	2,235,815	2,315,392	2,029,966	(35,372)	148,285
Multi-asset	494,177	568,121	499,520	4,391	24,934
Alternatives:
Illiquid alternatives	75,101	75,349	66,462	2,568	10,733
Liquid alternatives	58,127	59,048	53,118	1,560	5,615
Currency and commodities(2)	46,723	43,675	33,344	5,032	10,842
Alternatives subtotal	179,951	178,072	152,924	9,160	27,190
Long-term	5,869,605	6,881,914	6,058,295	(18,659)	258,003
Cash management	594,089	545,949	455,271	52,441	139,849
Advisory(1)	2,974	1,770	1,779	1,206	1,207
Total	$6,466,668	$7,429,633	$6,515,345	$34,988	$399,059

(1)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(2)	Amounts include commodity iShares ETFs.

Component Changes in AUM for the Three Months Ended March 31, 2020

The following table presents the component changes in AUM by client type and product type for the three months ended March 31, 2020.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Retail:
Equity	$252,413	$9,103	$(52,981)	$(3,793)	$204,742	$237,927
Fixed income	305,265	(8,412)	(14,699)	(4,097)	278,057	301,616
Multi-asset	120,439	(3,557)	(15,177)	(673)	101,032	114,423
Alternatives	25,180	1,342	(1,364)	(165)	24,993	25,917
Retail subtotal	703,297	(1,524)	(84,221)	(8,728)	608,824	679,883
iShares ETFs:
Equity	1,632,972	10,448	(380,268)	(9,462)	1,253,690	1,496,807
Fixed income	565,790	(1,637)	(6,410)	(3,734)	554,009	572,594
Multi-asset	5,210	24	(693)	(42)	4,499	5,007
Alternatives	36,093	4,995	(1,030)	(66)	39,992	38,630
iShares ETFs subtotal	2,240,065	13,830	(388,401)	(13,304)	1,852,190	2,113,038
Institutional:
Active:
Equity	141,118	1,023	(27,278)	(2,423)	112,440	130,260
Fixed income	651,368	(13,908)	(6,073)	(6,042)	625,345	651,318
Multi-asset	434,233	8,194	(53,293)	(7,718)	381,416	420,907
Alternatives	111,951	2,829	(2,280)	(1,609)	110,891	111,840
Active subtotal	1,338,670	(1,862)	(88,924)	(17,792)	1,230,092	1,314,325
Index:
Equity	1,793,826	(17,412)	(366,413)	(21,211)	1,388,790	1,643,893
Fixed income	792,969	(11,415)	23,048	(26,198)	778,404	803,570
Multi-asset	8,239	(270)	(730)	(9)	7,230	8,146
Alternatives	4,848	(6)	(695)	(72)	4,075	4,499
Index subtotal	2,599,882	(29,103)	(344,790)	(47,490)	2,178,499	2,460,108
Institutional subtotal	3,938,552	(30,965)	(433,714)	(65,282)	3,408,591	3,774,433
Long-term	6,881,914	(18,659)	(906,336)	(87,314)	5,869,605	6,567,354
Cash management	545,949	52,441	(260)	(4,041)	594,089	555,263
Advisory(3)	1,770	1,206	49	(51)	2,974	2,094
Total	$7,429,633	$34,988	$(906,547)	$(91,406)	$6,466,668	$7,124,711

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.

The following table presents the component changes in AUM by investment style and product type for the three months ended March 31, 2020.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Active:
Equity	$316,145	$3,907	$(63,277)	$(4,017)	$252,758	$294,863
Fixed income	939,275	(21,660)	(20,835)	(9,322)	887,458	935,636
Multi-asset	554,672	4,638	(68,469)	(8,391)	482,450	535,329
Alternatives	137,130	4,171	(3,645)	(1,774)	135,882	137,756
Active subtotal	1,947,222	(8,944)	(156,226)	(23,504)	1,758,548	1,903,584
Index and iShares ETFs:
iShares ETFs:
Equity	1,632,972	10,448	(380,268)	(9,462)	1,253,690	1,496,807
Fixed income	565,790	(1,637)	(6,410)	(3,734)	554,009	572,594
Multi-asset	5,210	24	(693)	(42)	4,499	5,007
Alternatives	36,093	4,995	(1,030)	(66)	39,992	38,630
iShares ETFs subtotal	2,240,065	13,830	(388,401)	(13,304)	1,852,190	2,113,038
Non-ETF Index:
Equity	1,871,212	(11,193)	(383,395)	(23,410)	1,453,214	1,717,217
Fixed income	810,327	(12,075)	23,111	(27,015)	794,348	820,868
Multi-asset	8,239	(271)	(731)	(9)	7,228	8,147
Alternatives	4,849	(6)	(694)	(72)	4,077	4,500
Non-ETF Index subtotal	2,694,627	(23,545)	(361,709)	(50,506)	2,258,867	2,550,732
Index & iShares ETFs subtotal	4,934,692	(9,715)	(750,110)	(63,810)	4,111,057	4,663,770
Long-term	6,881,914	(18,659)	(906,336)	(87,314)	5,869,605	6,567,354
Cash management	545,949	52,441	(260)	(4,041)	594,089	555,263
Advisory(3)	1,770	1,206	49	(51)	2,974	2,094
Total	$7,429,633	$34,988	$(906,547)	$(91,406)	$6,466,668	$7,124,711

The following table presents component changes in AUM by product type for the three months ended March 31, 2020.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Equity	$3,820,329	$3,162	$(826,940)	$(36,889)	$2,959,662	$3,508,887
Fixed income	2,315,392	(35,372)	(4,134)	(40,071)	2,235,815	2,329,098
Multi-asset	568,121	4,391	(69,893)	(8,442)	494,177	548,483
Alternatives:
Illiquid alternatives	75,349	2,568	(1,765)	(1,051)	75,101	75,305
Liquid alternatives	59,048	1,560	(1,743)	(738)	58,127	59,763
Currency and commodities(4)	43,675	5,032	(1,861)	(123)	46,723	45,818
Alternatives subtotal	178,072	9,160	(5,369)	(1,912)	179,951	180,886
Long-term	6,881,914	(18,659)	(906,336)	(87,314)	5,869,605	6,567,354
Cash management	545,949	52,441	(260)	(4,041)	594,089	555,263
Advisory(3)	1,770	1,206	49	(51)	2,974	2,094
Total	$7,429,633	$34,988	$(906,547)	$(91,406)	$6,466,668	$7,124,711

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(4)	Amounts include commodity iShares ETFs.

AUM decreased $963.0 billion to $6.47 trillion at March 31, 2020, driven by net market depreciation and the negative impact of foreign exchange movements, partially offset by positive net inflows.

Net market depreciation of $906.5 billion was driven by declines in global equity markets.

Long-term net outflows of $18.7 billion included $31.0 billion and $1.5 billion of net outflows from institutional and retail clients, respectively, partially offset by net inflows of $13.8 billion into iShares ETFs. Net flows in long-term products are described below.

•

Institutional index net outflows of $29.1 billion were primarily driven by equity net outflows of $17.4 billion and fixed income net outflows of $11.4 billion, reflecting the impact of recent market-related de-risking and client liquidity needs.

•

Institutional active net outflows of $1.9 billion were driven by active fixed income net outflows of $13.9 billion, partially offset by net inflows of $8.2 billion and $2.8 billion into active multi-asset and alternatives strategies, respectively.

•

Retail net outflows of $1.5 billion primarily reflected net outflows from active fixed income and multi-asset world allocation products, partially offset by strength in active equity and alternatives net inflows.

•

iShares ETFs net inflows of $13.8 billion were led by growth in sustainable investments, factor strategies and core equity ETFs. Core and non-Core iShares ETFs saw net inflows of $7.0 billion and $6.8 billion, respectively. By region, iShares ETFs inflows were led by $9.9 billion of net inflows in US-listed iShares ETFs.

Cash management AUM increased to $594.1 billion, driven by net inflows of $52.4 billion, primarily in US government funds.

AUM decreased $91.4 billion due to the negative impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the British pound, Euro and Canadian dollar.

Component Changes in AUM for the Twelve Months Ended March 31, 2020

The following table presents the component changes in AUM by client type and product type for the twelve months ended March 31, 2020.

	March 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Retail:
Equity	$225,992	$12,064	$(30,530)	$(2,784)	$204,742	$233,405
Fixed income	281,566	6,881	(6,917)	(3,473)	278,057	295,202
Multi-asset	117,898	(9,158)	(7,121)	(587)	101,032	116,401
Alternatives	20,899	5,309	(1,081)	(134)	24,993	23,723
Retail subtotal	646,355	15,096	(45,649)	(6,978)	608,824	668,731
iShares ETFs:
Equity	1,423,204	76,775	(238,529)	(7,760)	1,253,690	1,476,391
Fixed income	471,161	78,505	7,457	(3,114)	554,009	533,364
Multi-asset	4,171	773	(413)	(32)	4,499	4,656
Alternatives	26,174	10,582	3,278	(42)	39,992	32,853
iShares ETFs subtotal	1,924,710	166,635	(228,207)	(10,948)	1,852,190	2,047,264
Institutional:
Active:
Equity	118,653	8,412	(12,675)	(1,950)	112,440	127,068
Fixed income	571,313	28,106	30,343	(4,417)	625,345	635,912
Multi-asset	369,046	34,389	(15,562)	(6,457)	381,416	400,741
Alternatives	101,138	11,322	(335)	(1,234)	110,891	106,783
Active subtotal	1,160,150	82,229	1,771	(14,058)	1,230,092	1,270,504
Index:
Equity	1,608,036	(39,657)	(164,233)	(15,356)	1,388,790	1,652,582
Fixed income	705,926	34,793	53,196	(15,511)	778,404	765,808
Multi-asset	8,405	(1,070)	(128)	23	7,230	8,097
Alternatives	4,713	(23)	(580)	(35)	4,075	4,566
Index subtotal	2,327,080	(5,957)	(111,745)	(30,879)	2,178,499	2,431,053
Institutional subtotal	3,487,230	76,272	(109,974)	(44,937)	3,408,591	3,701,557
Long-term	6,058,295	258,003	(383,830)	(62,863)	5,869,605	6,417,552
Cash management	455,271	139,849	2,119	(3,150)	594,089	512,006
Advisory(3)	1,779	1,207	28	(40)	2,974	1,864
Total	$6,515,345	$399,059	$(381,683)	$(66,053)	$6,466,668	$6,931,422

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for the twelve months ended March 31, 2020.

	March 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Active:
Equity	$278,944	$10,454	$(33,471)	$(3,169)	$252,758	$290,224
Fixed income	836,950	35,027	22,789	(7,308)	887,458	914,780
Multi-asset	486,944	25,232	(22,682)	(7,044)	482,450	517,141
Alternatives	122,037	16,630	(1,417)	(1,368)	135,882	130,506
Active subtotal	1,724,875	87,343	(34,781)	(18,889)	1,758,548	1,852,651
Index and iShares ETFs:
iShares ETFs:
Equity	1,423,204	76,775	(238,529)	(7,760)	1,253,690	1,476,391
Fixed income	471,161	78,505	7,457	(3,114)	554,009	533,364
Multi-asset	4,171	773	(413)	(32)	4,499	4,656
Alternatives	26,174	10,582	3,278	(42)	39,992	32,853
iShares ETFs subtotal	1,924,710	166,635	(228,207)	(10,948)	1,852,190	2,047,264
Non-ETF Index:
Equity	1,673,737	(29,635)	(173,967)	(16,921)	1,453,214	1,722,831
Fixed income	721,855	34,753	53,833	(16,093)	794,348	782,142
Multi-asset	8,405	(1,071)	(129)	23	7,228	8,098
Alternatives	4,713	(22)	(579)	(35)	4,077	4,566
Non-ETF Index subtotal	2,408,710	4,025	(120,842)	(33,026)	2,258,867	2,517,637
Index & iShares ETFs subtotal	4,333,420	170,660	(349,049)	(43,974)	4,111,057	4,564,901
Long-term	6,058,295	258,003	(383,830)	(62,863)	5,869,605	6,417,552
Cash management	455,271	139,849	2,119	(3,150)	594,089	512,006
Advisory(3)	1,779	1,207	28	(40)	2,974	1,864
Total	$6,515,345	$399,059	$(381,683)	$(66,053)	$6,466,668	$6,931,422

The following table presents component changes in AUM by product type for the twelve months ended March 31, 2020.

	March 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Equity	$3,375,885	$57,594	$(445,967)	$(27,850)	$2,959,662	$3,489,446
Fixed income	2,029,966	148,285	84,079	(26,515)	2,235,815	2,230,286
Multi-asset	499,520	24,934	(23,224)	(7,053)	494,177	529,895
Alternatives:
Illiquid alternatives	66,462	10,733	(1,265)	(829)	75,101	70,899
Liquid alternatives	53,118	5,615	(13)	(593)	58,127	56,910
Currency and commodities(4)	33,344	10,842	2,560	(23)	46,723	40,116
Alternatives subtotal	152,924	27,190	1,282	(1,445)	179,951	167,925
Long-term	6,058,295	258,003	(383,830)	(62,863)	5,869,605	6,417,552
Cash management	455,271	139,849	2,119	(3,150)	594,089	512,006
Advisory(3)	1,779	1,207	28	(40)	2,974	1,864
Total	$6,515,345	$399,059	$(381,683)	$(66,053)	$6,466,668	$6,931,422

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(4)	Amounts include commodity iShares ETFs.

AUM decreased $48.7 billion to $6.47 trillion at March 31, 2020, driven by net market depreciation and the negative impact of foreign exchange movements, partially offset by positive net inflows.

Net market depreciation of $381.7 billion was driven by declines in global equity markets.

Long-term net inflows of $258.0 billion were comprised of net inflows of $166.6 billion, $76.3 billion and $15.1 billion from iShares ETFs, institutional and retail clients, respectively. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $166.6 billion reflected $72.0 billion and $94.6 billion of net inflows into Core and non-Core ETFs, respectively. By region, iShares ETFs inflows were diversified with $111.0 billion of net inflows in US-listed iShares ETFs and $44.3 billion of net inflows in European-listed iShares ETFs. Fixed income net inflows of $78.5 billion were led by flows into treasuries, investment grade corporate bonds, high yield and core bond ETFs. Equity net inflows of $76.8 billion were driven by both US and international equity market exposures.

•

Institutional active net inflows of $82.2 billion reflected active multi-asset, fixed income, alternative and equity net inflows of $34.4 billion, $28.1 billion, $11.3 billion and $8.4 billion, respectively. Active multi-asset net inflows reflected continued growth in LifePath® target-date funds and asset allocation strategies. Active fixed income net inflows reflected two significant strategic client mandates in the second quarter of 2019. Alternatives net inflows were led by flows into illiquid alternatives, including infrastructure, opportunistic funds and Long Term Private Capital, a perpetual, direct private equity fund.

•

Retail net inflows of $15.1 billion reflected net inflows of $16.6 billion and $1.1 billion in the Americas and EMEA, partially offset by net outflows of $2.6 billion in Asia-Pacific. Retail net inflows reflected strength in municipal fixed income, US equity and sector equity funds, and liquid alternative funds, partially offset by net outflows from multi-asset world allocation strategies.

•

Institutional index net outflows of $5.9 billion were primarily driven by equity net outflows of $39.7 billion, driven by client de-risking, reallocating, rebalancing and liquidity needs in a more uncertain market environment, partially offset by fixed income net inflows of $34.8 billion, driven by demand for liability-driven investment solutions.

Cash management AUM increased to $594 billion, due to net inflows of $139.8 billion, primarily in government funds.

AUM decreased $66.1 billion due to the negative impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar, largely against the British pound and the Euro.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three months ended March 31, 2020 and 2019 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).

Revenue

The table below presents detail of revenue for the three months ended March 31, 2020 and 2019 and includes the product type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and performance fees.

	Three Months Ended
	March 31,
(in millions)	2020	2019
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$398	$375
iShares ETFs	879	847
Non-ETF Index	163	164
Equity subtotal	1,440	1,386
Fixed income:
Active	481	457
iShares ETFs	259	220
Non-ETF Index	112	97
Fixed income subtotal	852	774
Multi-asset	293	276
Alternatives:
Illiquid alternatives	148	110
Liquid alternatives	112	94
Currency and commodities(1)	32	24
Alternatives subtotal	292	228
Long-Term	2,877	2,664
Cash management	178	141
Total base fees	3,055	2,805
Investment advisory performance fees:
Equity	2	—
Fixed income	2	2
Multi-asset	1	—
Alternatives:
Illiquid alternatives	17	20
Liquid alternatives	19	4
Alternatives subtotal	36	24
Total performance fees	41	26
Technology services revenue	274	204
Distribution fees:
Retrocessions	169	161
12b-1 fees (US mutual fund distribution fees)	91	89
Other	16	12
Total distribution fees	276	262
Advisory and other revenue:
Advisory	17	19
Other	47	30
Total advisory and other revenue	64	49
Total revenue	$3,710	$3,346

(1)	Amounts include commodity iShares ETFs.

The table below lists base fees and mix of average AUM by product type:

	Three Months Ended March 31,
	Mix of Base Fees		Mix of Average AUM by Product Type(1)
	2020	2019	2020	2019
Equity:
Active	12%	13%	4%	4%
iShares ETFs	29%	30%	21%	22%
Non-ETF Index	5%	6%	24%	26%
Equity subtotal	46%	49%	49%	52%
Fixed income:
Active	16%	16%	12%	13%
iShares ETFs	8%	9%	8%	7%
Non-ETF Index	4%	3%	12%	11%
Fixed income subtotal	28%	28%	32%	31%
Multi-asset	10%	10%	8%	8%
Alternatives:
Illiquid alternatives	5%	4%	1%	1%
Liquid alternatives	4%	3%	1%	1%
Currency and commodities(2)	1%	1%	1%	-%
Alternatives subtotal	10%	8%	3%	2%
Long-term	94%	95%	92%	93%
Cash management	6%	5%	8%	7%
Total excluding Advisory AUM	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Amounts include commodity iShares ETFs.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Revenue increased $364 million, or 11%, from the three months ended March 31, 2019, primarily driven by higher base fees and 34% growth in technology services revenue.

Investment advisory, administration fees and securities lending revenue of $3,055 million increased $250 million from $2,805 million for the three months ended March 31, 2019, primarily driven by organic growth, the net positive impact of market beta and foreign exchange on average AUM, despite the impact of recent market volatility, and the effect of one more day in the quarter, partially offset by strategic pricing changes to certain products. Securities lending revenue of $158 million increased from $148 million in first quarter of 2019.

Investment advisory performance fees of $41 million increased $15 million from $26 million for the three months ended March 31, 2019, primarily reflecting higher revenue from liquid alternative products.

Technology services revenue of $274 million increased $70 million from $204 million for the three months ended March 31, 2019, primarily reflecting the impact of the eFront acquisition and higher revenue from Aladdin.

Expense

	Three Months Ended
	March 31,
(in millions)	2020	2019
Expense, GAAP:
Employee compensation and benefits	$1,137	$1,064
Distribution and servicing costs:
Retrocessions	169	161
12b-1 costs	89	88
Other	187	155
Total distribution and servicing costs	445	404
Direct fund expense	277	242
General and administration:
Marketing and promotional	69	81
Occupancy and office related	78	74
Portfolio services	65	62
Technology	88	69
Professional services	44	33
Communications	12	9
Foreign exchange remeasurement	5	8
Contingent consideration fair value adjustments	25	6
Product launch costs	84	—
Charitable contribution	589	—
Other general and administration	83	46
Total general and administration expense	1,142	388
Amortization of intangible assets	25	15
Total expense, GAAP	$3,026	$2,113

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

GAAP.   Expense increased $913 million from the three months ended March 31, 2019, primarily driven by higher general and administration expense, including the impact of the Charitable Contribution and product launch costs in the current quarter, higher employee compensation and benefits expense, and higher volume-related expense.

Employee compensation and benefits expense increased $73 million from the three months ended March 31, 2019, primarily reflecting higher base compensation partially linked to a higher headcount.

Direct fund expense increased $35 million from the three months ended March 31, 2019, reflecting higher average AUM.

General and administration expense increased $754 million from the three months ended March 31, 2019, primarily driven by the Charitable Contribution and $84 million of product launch costs. The increase also reflected higher technology expense, including certain costs related to COVID-19, higher professional services expense, contingent consideration fair value adjustments related to prior acquisitions, and costs related to certain legal matters, including Aviron Capital, LLC., partially offset by lower marketing and promotional expense.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Nonoperating income (expense), GAAP basis(1)	$(71)	$125
Less: Net income (loss) attributable to NCI	(179)	7
Nonoperating income (expense), net of NCI(2)	$108	$118

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net gain (loss) on investments(1)(2)
Private equity	$(18)	$—
Real assets	5	6
Other alternatives(3)	(25)	8
Other investments(4)	(150)	73
Subtotal	(188)	87
Gain related to the charitable contribution	122	—
Other gains (losses)(5)	205	48
Total net gain (loss) on investments(1)(2)	139	135
Interest and dividend income	15	29
Interest expense	(46)	(46)
Net interest expense	(31)	(17)
Nonoperating income (expense)(1)	$108	$118

(1)	Net of net income (loss) attributable to NCI. Amounts also include net gain (loss) on consolidated VIEs.
(2)

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, is an effective measure for reviewing BlackRock’s nonoperating results, which ultimately impact BlackRock’s book value. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three months ended March 31, 2020 and 2019.

(3)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include net gains (losses) related to equity and fixed income investments.
(5)

The amount for the three months ended March 31, 2020 includes a nonoperating pre-tax gain of approximately $240 million in connection with a recapitalization of iCapital. Additional amounts primarily include noncash pre-tax gains (losses) related to the revaluation of a corporate minority investment.

Income Tax Expense (Benefit)

	GAAP		As Adjusted(1)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2020	2019	2020	2019
Operating income	$684	$1,233	$1,273	$1,233
Total nonoperating income (expense)(1)(2)	$108	$118	$(14)	$118
Income before income taxes	$792	$1,351	$1,259	$1,351
Income tax expense (benefit)	$(14)	$298	$227	$298
Effective tax rate	(1.7)%	22.1%	18.0%	22.1%

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Net of net income (loss) attributable to NCI.

2020.   The three months ended March 31, 2020 income tax expense (benefit) included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution, which was excluded from as adjusted results, and $64 million of discrete tax benefits, including benefits related to stock-based compensation awards that vested in the first quarter of 2020.

2019.   The three months ended March 31, 2019 included $23 million of discrete tax benefits, including benefits related to stock-based compensation awards that vested in the first quarter of 2019.

STATEMENT OF FINANCIAL CONDITION OVERVIEW

As Adjusted Statement of Financial Condition

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

The Company presents the as adjusted statement of financial condition as additional information to enable investors to exclude certain assets that have equal and offsetting liabilities or noncontrolling interests that ultimately do not have an impact on stockholders’ equity or cash flows. Management views the as adjusted statement of financial condition, which contains non-GAAP financial measures, as an economic presentation of the Company’s total assets and liabilities; however, it does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as VIEs and voting rights entities (“VREs”), (collectively, “consolidated sponsored investment products”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2019 Form 10-K for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by consolidated sponsored investment products to use in its operating activities. In addition, the Company cannot readily sell investments held by consolidated sponsored investment products in order to obtain cash for use in the Company’s operations.

	March 31, 2020
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Products(2)	As Adjusted
Assets
Cash and cash equivalents	$4,406	$—	$316	$4,090
Accounts receivable	3,095	—	—	3,095
Investments	5,240	—	1,442	3,798
Separate account assets and collateral held under securities lending agreements	98,039	98,039	—	—
Other assets(3)	5,337	—	79	5,258
Subtotal	116,117	98,039	1,837	16,241
Goodwill and intangible assets, net	32,903	—	—	32,903
Total assets	$149,020	$98,039	$1,837	$49,144
Liabilities
Accrued compensation and benefits	$858	$—	$—	$858
Accounts payable and accrued liabilities	982	—	—	982
Borrowings	5,933	—	—	5,933
Separate account liabilities and collateral liabilities under securities lending agreements	98,039	98,039	—	—
Deferred income tax liabilities(4)	3,610	—	—	3,610
Other liabilities	5,088	—	340	4,748
Total liabilities	114,510	98,039	340	16,131
Equity
Total stockholders’ equity	33,013	—	—	33,013
Noncontrolling interests	1,497	—	1,497	—
Total equity	34,510	—	1,497	33,013
Total liabilities and equity	$149,020	$98,039	$1,837	$49,144

(1)

Amounts represent segregated client assets and related liabilities. BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.

(2)	Amounts represent the portion of assets and liabilities of consolidated sponsored investment products attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)	Amounts include approximately $4.1 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of March 31, 2020 and December 31, 2019 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.   Cash and cash equivalents at March 31, 2020 and December 31, 2019 included $316 million and $141 million, respectively, of cash held by consolidated sponsored investment products (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the three months ended March 31, 2020).

Accounts receivable at March 31, 2020 decreased $84 million from December 31, 2019, primarily due to lower receivables from base fees, partially offset by higher technology services receivables. Investments, including the impact of consolidated sponsored investment products were $5,240 million at March 31, 2020 (for more information see Investments herein). Goodwill and intangible assets decreased $28 million from December 31, 2019, primarily due to amortization of intangible assets. Other assets (including operating lease right-of-use (“ROU”) assets and property and equipment) increased $1,453 million from December 31, 2019, primarily due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities), partially offset by a net decrease in certain corporate minority investments, primarily related to the previously discussed Charitable Contribution of the remaining 20% stake in PennyMac Financial Services, Inc.

Liabilities.    Accrued compensation and benefits at March 31, 2020 decreased $1,199 million from December 31, 2019, primarily due to 2019 incentive compensation cash payments in the first quarter of 2020, partially offset by 2020 incentive compensation accruals. Accounts payable and accrued liabilities at March 31, 2020 decreased $185 million from December 31, 2019, primarily due to lower current income taxes payables. Other liabilities increased $1,618 million from December 31, 2019, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets). Net deferred income tax liabilities at March 31, 2020 decreased $124 million from December 31, 2019, primarily due to the effects of temporary differences associated with investment income and the income tax benefit related to the Charitable Contribution, partially offset by the effects of temporary differences associated with stock-based compensation.

Investments

The Company’s investments were $5,240 million and $5,489 million at March 31, 2020 and December 31, 2019, respectively. Investments include consolidated investments held by sponsored investment products accounted for as VREs and VIEs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	March 31,	December 31,
(in millions)	2020	2019
Investments, GAAP	$5,240	$5,489
Investments held by consolidated sponsored investment products	(3,661)	(3,784)
Net interest in consolidated sponsored investment products(1)	2,219	2,290
Investments, as adjusted	3,798	3,995
Federal Reserve Bank stock	(93)	(93)
Deferred compensation investments	(5)	(23)
Hedged investments	(597)	(644)
Carried interest	(569)	(528)
Total “economic” investment exposure(2)	$2,534	$2,707

(1)	Amount includes $552 million of carried interest (VIEs) as of March 31, 2020 and $514 million as of December 31, 2019, which has no impact on the Company’s “economic” investment exposure.
(2)	Amount excludes investments in corporate minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(in millions)	2020	2019
Private equity	$311	$355
Real assets	299	322
Other alternatives(1)	232	235
Other investments(2)	1,692	1,795
Total “economic” investment exposure	$2,534	$2,707

(1)	Other alternatives include direct hedge fund strategies and hedge fund solutions.
(2)

Other investments primarily include unhedged seed investments in fixed income, equity and multi-asset mutual funds/strategies as well as UK government securities, primarily held for regulatory purposes.

As adjusted investment activity for the three months ended March 31, 2020 was as follows:

(in millions)	Three Months Ended March 31, 2020
Investments, as adjusted, beginning balance	$3,995
Purchases/capital contributions	399
Sales/maturities	(193)
Distributions(1)	(80)
Market appreciation(depreciation)/earnings from equity method investments	(322)
Carried interest capital allocations/(distributions)	41
Other(2)	(42)
Investments, as adjusted, ending balance	$3,798

(1)	Amount includes distributions representing return of capital and return on investments.
(2)	Amount includes the impact of foreign exchange movements.

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment products:

(in millions)	GAAP Basis	Cash Flows of Consolidated Sponsored Investment Products	Cash Flows Excluding Impact of Consolidated Sponsored Investment Products
Cash, cash equivalents and restricted cash, December 31, 2019	$4,846	$141	$4,705
Net cash provided by/(used in) operating activities	(938)	(694)	(244)
Net cash provided by/(used in) investing activities	(34)	(15)	(19)
Net cash provided by/(used in) financing activities	628	884	(256)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(79)	—	(79)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(423)	175	(598)
Cash, cash equivalents and restricted cash, March 31, 2020	$4,423	$316	$4,107

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

Cash flows provided by/(used in) operating activities, excluding the impact of consolidated sponsored investment products, primarily include the receipt of investment advisory and administration fees, securities lending revenue and performance fees offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year.

Cash flows used in investing activities, excluding the impact of consolidated sponsored investment products, for the three months ended March 31, 2020 were $19 million and reflected $52 million of purchases of property and equipment and $28 million of net investment purchases, partially offset by $61 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of consolidated sponsored investment products, for the three months ended March 31, 2020 were $256 million, primarily resulting from $657 million of share repurchases, including $400 million in open market transactions and $257 million of employee tax withholdings related to employee stock transactions, and $596 million of cash dividend payments, partially offset by $999 million of proceeds from long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
(in millions)	2020	2019
Cash and cash equivalents(1)	$4,406	$4,829
Cash and cash equivalents held by consolidated sponsored investment products(2)	(316)	(141)
Subtotal	4,090	4,688
Credit facility – undrawn	4,000	4,000
Total liquidity resources(3)	$8,090	$8,688

(1)

The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 45% at both March 31, 2020 and December 31, 2019. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash to use in its operating activities.
(3)	Amounts do not reflect year-end incentive compensation accruals, which are paid in the first quarter.

Total liquidity resources decreased $598 million during the three months ended March 31, 2020, primarily reflecting cash payments of 2019 year-end incentive awards, share repurchases of $657 million and cash dividend payments of $596 million, partially offset by $999 million of proceeds from long-term borrowings and cash flows from other operating activities.

A significant portion of the Company’s $3,798 million of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

The Company continues to monitor its liquidity and capital resources due to the current pandemic. The Company’s liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first quarter of 2020.

Share Repurchases.  During the three months ended March 31, 2020, the Company repurchased 0.8 million common shares in open market transactions under the share repurchase program for approximately $400 million. At March 31, 2020, there were 5.1 million shares still authorized to be repurchased.

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

At March 31, 2020 and December 31, 2019, the Company was required to maintain approximately $2.0 billion and $1.9 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2020 Revolving Credit Facility.   The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in March 2020 to extend the maturity date to March 2025 (the “2020 credit facility”). The 2020 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2020 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2020 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2020. The 2020 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At March 31, 2020, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.   The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2020 credit facility. At March 31, 2020, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At March 31, 2020, the principal amount of long-term borrowings outstanding was $6.0 billion. See Note 15, Borrowings, in the 2019 Form 10-K for more information on borrowings outstanding as of December 31, 2019.

During the three months ended March 31, 2020, the Company paid approximately $29 million of interest on long-term borrowings. Future principal repayments and interest requirements at March 31, 2020 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2020	$—	$146	$146
2021	750	165	915
2022	750	136	886
2023	—	124	124
2024	1,000	106	1,106
2025(1)	768	89	857
Thereafter	2,700	256	2,956
Total	$5,968	$1,022	$6,990

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using the EUR/USD foreign exchange rate as of March 31, 2020.

In January 2020, the Company issued $1 billion in aggregate principal amount of 2.40% senior unsecured and unsubordinated notes maturing on April 30, 2030 (the “2030 Notes”). The net proceeds of the 2030 Notes were used for general corporate purposes. Interest of approximately $24 million per year is payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2020. The 2030 Notes may be redeemed prior to January 30, 2030 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2030 Notes thereafter. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2030 Notes.

In April 2020, the Company issued $1.25 billion in aggregate principal amount of 1.90% senior unsecured and unsubordinated notes maturing on January 28, 2031 (the “2031 Notes”). The net proceeds of the 2031 Notes will be used for general corporate purposes, which may include the repayment of all or a portion of the $750 million 4.25% Notes due May 2021. Interest of approximately $24 million per year will be payable semi-annually on January 28 and July 28 of each year, commencing July 28, 2020. The 2031 Notes may be redeemed prior to October 28, 2030 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2031 Notes thereafter. The discount and debt issuance costs will be amortized over the term of the 2031 Notes.

Commitments and Contingencies

Investment Commitments.    At March 31, 2020, the Company had $583 million of various capital commitments to fund sponsored investment products, including consolidated sponsored investment products. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at March 31, 2020 totaled $218 million and is included in other liabilities on the condensed consolidated statements of financial condition.

Carried Interest Clawback.    As a general partner in certain investment products, including private equity partnerships and certain hedge funds, the Company may receive carried interest cash distributions from the partnerships in accordance with distribution provisions of the partnership agreements. The Company may, from time to time, be required to return all or a portion of such distributions to the limited partners in the event the limited partners do not achieve a return as specified in the various partnership agreements. Therefore, BlackRock records carried interest subject to such clawback provisions in investments, or cash and cash equivalents to the extent that it is distributed, and as a deferred carried interest liability on its condensed consolidated statements of financial condition. Carried interest is recorded as performance fees on BlackRock’s condensed consolidated statements of income when fees are no longer probable of significant reversal.

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of March 31, 2020 and subject to this type of indemnification was $224 billion. In the Company’s capacity as lending agent, cash and securities totaling $238 billion were held as collateral for indemnified securities on loan at March 31, 2020. The fair value of these indemnifications was not material at March 31, 2020.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the condensed consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements. In addition, see Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2019 Form 10-K for further information.

Consolidation.   In the normal course of business, the Company is the manager of various types of sponsored investment vehicles. The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, and any related party or de facto agent implications of the Company’s involvement with the entity. Investments that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Investments that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity. BlackRock is deemed to be the PB of a VIE if it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%. See Note 6, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

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

The Company is allocated carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition.

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At March 31, 2020 and December 31, 2019, the Company had $535 million and $483 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown. See Note 16, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three months ended March 31, 2020 and 2019.

Accounting Developments

For accounting pronouncements that the Company adopted during the three months ended March 31, 2020, see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2020, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At March 31, 2020, the Company had outstanding total return swaps with an aggregate notional value of approximately $597 million. At March 31, 2020, there were no outstanding interest rate swaps.

At March 31, 2020, approximately $3.7 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as VIEs and VREs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $2.5 billion. See Statement of Financial Condition Overview-Investments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk.    At March 31, 2020, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $900 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $90.0 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At March 31, 2020, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1,634 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $33.8 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $741 million at March 31, 2020. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $74.1 million decline in the carrying value of such investments.

Other Market Risks.   The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At March 31, 2020, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.5 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In addition, there was no material impact to our internal control over financial reporting while most of our employees are working remotely due to the COVID-19 pandemic.  The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

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

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory subsidiaries, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash." The plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, the plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit and, on January 23, 2020, the California Court of Appeal affirmed the trial court’s dismissal. Plaintiffs have asked the California Supreme Court to hear a further appeal of the dismissal. The defendants believe the claims in this lawsuit are without merit.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed unaffiliated peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain Collective Trust Funds (“CTFs”) managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that the plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to the plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, and on June 3, 2019, the plaintiffs filed a motion seeking to certify both the Plan and the CTF classes. On September 3, 2019, the court granted

BlackRock’s motion to dismiss part of the plaintiffs’ claim seeking to recover alleged losses in the securities lending vehicles but denied the motion to dismiss in all other respects. On February 11, 2020, the court denied the plaintiffs’ motion to certify the CTF class and granted their motion to certify the Plan class. On April 27, 2020, the Ninth Circuit denied plaintiffs’ request to immediately appeal the class certification ruling. The defendants believe the claims in this lawsuit are without merit.

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

Item 1A.    Risk Factors

In addition to the risk factors previously disclosed in BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2019, BlackRock’s business, financial condition or results of operations could be materially adversely affected by any of the following risks.

RISKS RELATED TO OUR BUSINESS

The COVID-19 pandemic has caused and is causing significant harm to the global economy and may adversely affect our business, including our operations and financial condition, and may cause our assets under management (“AUM”), revenue and earnings to decline.

The COVID-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures are, among other things, severely restricting global economic activity, which is disrupting supply chains, lowering asset valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain securities and causing significant volatility and disruption in the financial markets.

Towards the end of the first quarter of 2020 the pandemic began to impact our business, the effects of which are ongoing, and such impact is expected to continue in future quarters if conditions persist. Should current economic conditions persist or deteriorate, there may be an ongoing adverse effect on our business, including our operations and financial condition, as a result of, among other things:

•	reduced AUM, resulting in lower base fees, as well as a reduction in the value of our investment portfolio, including our co-investments and seed investments in sponsored investment funds;
•	lower alpha generation which may adversely affect future organic growth and our ability to generate performance fees;
•	reduced client and prospective client demand for BlackRock products and services and/or changing client risk preferences which may adversely affect future organic growth;
•	a decline in technology revenue growth as a result of extended sales cycles and longer implementation periods as clients work remotely;
•	negative impact of the pandemic on our clients and key vendors, market participants and other third-parties with whom we do business;
•

the negative operational effects of an extended remote working environment, including strain on Aladdin® and/or our other internal and external technology resources leveraged at the firm, as well as the potential for heightened operational risks, such as cybersecurity risks; and

•	the disruption to our workforce due to illness and health concerns, potential limitations on our remote work environment, and government-imposed restrictions, laws and regulations.

The extent to which COVID-19, and the related global economic crisis, affect our business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our products, clients, vendors and employees. Moreover, the effects of the COVID-19 pandemic may heighten the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent report filed with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	663,834	$537.78	193,053	5,643,612
February 1, 2020 through February 29, 2020	483,633	$523.38	483,604	5,160,008
March 1, 2020 through March 31, 2020	97,910	$480.61	91,174	5,068,834
Total	1,245,377	$527.69	767,831

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: May 8, 2020		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer