Form 10-Q
period 2020-06-30
BlackRock Inc.
filed 2020-08-10
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the transition period from                                 to                                 .

Commission file number 001-33099

BlackRock

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

As of July 31, 2020, there were 152,483,559 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	June 30,	December 31,
(in millions, except shares and per share data)	2020	2019
Assets
Cash and cash equivalents(1)	$5,466	$4,829
Accounts receivable	2,990	3,179
Investments(1)	5,171	5,489
Separate account assets	91,930	102,844
Separate account collateral held under securities lending agreements	14,367	15,466
Property and equipment (net of accumulated depreciation of $979 and $880 at June 30, 2020 and December 31, 2019, respectively)	697	715
Intangible assets (net of accumulated amortization of $237 and $185 at June 30, 2020 and December 31, 2019, respectively)	18,317	18,369
Goodwill	14,556	14,562
Other assets(1)	3,848	3,169
Total assets	$157,342	$168,622
Liabilities
Accrued compensation and benefits	$1,189	$2,057
Accounts payable and accrued liabilities	914	1,167
Borrowings	7,190	4,955
Separate account liabilities	91,930	102,844
Separate account collateral liabilities under securities lending agreements	14,367	15,466
Deferred income tax liabilities	3,664	3,734
Other liabilities(1)	4,054	3,470
Total liabilities	123,308	133,693
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests	1,248	1,316
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at June 30, 2020 and December 31, 2019;

   Shares issued: 172,075,373  and 171,252,185 at June 30, 2020 and

   December 31, 2019, respectively;

   Shares outstanding: 152,460,239 and 154,375,780 at June 30, 2020 and

   December 31, 2019, respectively

Preferred stock (Note 20)	—	—
Additional paid-in capital	19,007	19,186
Retained earnings	22,532	21,662
Accumulated other comprehensive loss	(781)	(571)
Treasury stock, common, at cost (19,615,134 and 16,876,405 shares held at June 30, 2020 and December 31, 2019, respectively)	(8,030)	(6,732)
Total BlackRock, Inc. stockholders’ equity	32,730	33,547
Nonredeemable noncontrolling interests	56	66
Total permanent equity	32,786	33,613
Total liabilities, temporary equity and permanent equity	$157,342	$168,622

(1)

At June 30, 2020, cash and cash equivalents, investments, other assets and other liabilities include $228 million, $2,936 million, $100 million, and $803 million, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2019, cash and cash equivalents, investments, other assets and other liabilities include $131 million, $3,301 million, $68 million, and $820 million, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2020	2019	2020	2019
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$2,052	$2,061	$4,227	$4,050
Other third parties	914	842	1,794	1,658
Total investment advisory, administration fees and securities lending revenue	2,966	2,903	6,021	5,708
Investment advisory performance fees	112	64	153	90
Technology services revenue	278	237	552	441
Distribution fees	253	267	529	529
Advisory and other revenue	39	53	103	102
Total revenue	3,648	3,524	7,358	6,870
Expense
Employee compensation and benefits	1,152	1,083	2,289	2,147
Distribution and servicing costs	429	416	874	820
Direct fund expense	246	252	523	494
General and administration	388	470	1,530	858
Amortization of intangible assets	27	25	52	40
Total expense	2,242	2,246	5,268	4,359
Operating income	1,406	1,278	2,090	2,511
Nonoperating income (expense)
Net gain (loss) on investments	398	89	358	231
Interest and dividend income	10	20	25	49
Interest expense	(51)	(52)	(97)	(98)
Total nonoperating income (expense)	357	57	286	182
Income before income taxes	1,763	1,335	2,376	2,693
Income tax expense (benefit)	361	322	347	620
Net income	1,402	1,013	2,029	2,073
Less:
Net income (loss) attributable to noncontrolling interests	188	10	9	17
Net income attributable to BlackRock, Inc.	$1,214	$1,003	$2,020	$2,056
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$7.90	$6.46	$13.08	$13.11
Diluted	$7.85	$6.41	$12.99	$13.02
Weighted-average common shares outstanding:
Basic	153,732,878	155,354,552	154,488,079	156,803,244
Diluted	154,712,032	156,360,741	155,556,187	157,853,711

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Net income	$1,402	$1,013	$2,029	$2,073
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	29	(41)	(210)	27
Comprehensive income (loss)	1,431	972	1,819	2,100
Less: Comprehensive income (loss) attributable to noncontrolling interests	188	10	9	17
Comprehensive income attributable to BlackRock, Inc.	$1,243	$962	$1,810	$2,083

(1)

Amounts for the three months ended June 30, 2020 and 2019 include a loss from a net investment hedge of $14 million (net of tax benefit of $4 million) and $8 million (net of tax benefit of $2 million), respectively. Gain (loss) from a net investment hedge was immaterial for the six months ended June 30, 2020 and 2019.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Six Months Ended June 30, 2020

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2019	$19,188	$21,662	$(571)	$(6,732)	$33,547	$66	$33,613	$1,316
Net income	—	2,020	—	—	2,020	—	2,020	9
Dividends declared ($7.26 per share)	—	(1,150)	—	—	(1,150)	—	(1,150)	—
Stock-based compensation	298	—	—	—	298	—	298	—
Issuance of common shares related to employee stock transactions	(477)	—	—	484	7	—	7	—
Employee tax withholdings related to employee stock transactions	—	—	—	(270)	(270)	—	(270)	—
Shares repurchased	—	—	—	(1,512)	(1,512)	—	(1,512)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(10)	(10)	815
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(892)
Other comprehensive income (loss)	—	—	(210)	—	(210)	—	(210)	—
June 30, 2020	$19,009	$22,532	$(781)	$(8,030)	$32,730	$56	$32,786	$1,248

(1)	Amounts include $2 million of common stock at both June 30, 2020 and December 31, 2019.

For the Three Months Ended June 30, 2020

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
March 31, 2020	$18,887	$21,872	$(810)	$(6,936)	$33,013	$57	$33,070	$1,440
Net income	—	1,214	—	—	1,214	—	1,214	188
Dividends declared ($3.63 per share)	—	(554)	—	—	(554)	—	(554)	—
Stock-based compensation	149	—	—	—	149	—	149	—
Issuance of common shares related to employee stock transactions	(27)	—	—	31	4	—	4	—
Employee tax withholdings related to employee stock transactions	—	—	—	(13)	(13)	—	(13)	—
Shares repurchased	—	—	—	(1,112)	(1,112)	—	(1,112)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(1)	(1)	(56)
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(324)
Other comprehensive income (loss)	—	—	29	—	29	—	29	—
June 30, 2020	$19,009	$22,532	$(781)	$(8,030)	$32,730	$56	$32,786	$1,248

(1)	Amounts include $2 million of common stock at both June 30, 2020 and March 31, 2020.

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

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(in millions)	June 30,
	2020	2019
Operating activities
Net income	$2,029	$2,073
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	225	189
Stock-based compensation	298	294
Deferred income tax expense (benefit)	(67)	60
Charitable Contribution	589	—
Gain related to the Charitable Contribution	(122)	—
Gain related to iCapital recapitalization	(244)	—
Other gains	—	(26)
Net (gains) losses within consolidated sponsored investment products	69	(166)
Net (purchases) proceeds within consolidated sponsored investment products	(828)	(563)
(Earnings) losses from equity method investees	(24)	(56)
Distributions of earnings from equity method investees	23	21
Changes in operating assets and liabilities:
Accounts receivable	120	(131)
Investments, trading	114	(14)
Other assets	(817)	(208)
Accrued compensation and benefits	(885)	(930)
Accounts payable and accrued liabilities	(273)	(16)
Other liabilities	562	170
Net cash provided by/(used in) operating activities	769	697
Investing activities
Purchases of investments	(180)	(73)
Proceeds from sales and maturities of investments	69	71
Distributions of capital from equity method investees	93	47
Net consolidations (deconsolidations) of sponsored investment funds	(40)	(97)
Acquisitions, net of cash acquired	—	(1,506)
Purchases of property and equipment	(100)	(105)
Net cash provided by/(used in) investing activities	(158)	(1,663)
Financing activities
Proceeds from long-term borrowings	2,245	992
Cash dividends paid	(1,150)	(1,071)
Repurchases of common stock	(1,782)	(1,795)
Net proceeds from (repayments of) borrowings by consolidated sponsored investment products	30	58
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	805	444
Other financing activities	(42)	(136)
Net cash provided by/(used in) financing activities	106	(1,508)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(80)	9
Net increase/(decrease) in cash, cash equivalents and restricted cash	637	(2,465)
Cash, cash equivalents and restricted cash, beginning of period	4,846	6,505
Cash, cash equivalents and restricted cash, end of period	$5,483	$4,040
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$90	$93
Income taxes (net of refunds)	$583	$604
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$477	$515
PNC preferred stock capital contribution	$—	$60
Charitable Contribution of an investment	$(589)	$—
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(892)	$(860)

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

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective trust funds (“CTFs”) and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, eFront, Cachematrix and FutureAdvisor, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

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

The interim financial information at June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications.

Accounting Pronouncements Adopted in the Six Months Ended June 30, 2020

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income. During the six months ended June 30, 2020 and 2019, the Company had not resold or repledged any of the collateral received under these arrangements. At June 30, 2020 and December 31, 2019, the fair value of loaned securities held by separate accounts was approximately $13.1 billion and $14.4 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $14.4 billion and $15.5 billion, respectively.

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

	June 30,	December 31,
	2020	2019
(in millions)
Cash and cash equivalents	$5,466	$4,829
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$5,483	$4,846

5. Investments

A summary of the carrying value of total investments is as follows:

	June 30,	December 31,
(in millions)	2020	2019
Debt securities:
Held-to-maturity investments	$259	$249
Trading securities	1,444	1,249
Total debt securities	1,703	1,498
Equity securities at FVTNI(1)	1,393	1,926
Equity method investments(2)	1,018	943
Bank loans	232	204
Federal Reserve Bank stock(3)	94	93
Carried interest(4)	458	528
Other investments(5)	273	297
Total investments	$5,171	$5,489

(1)	Fair value recorded through net income (“FVTNI”).
(2)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(3)	At both June 30, 2020 and December 31, 2019, there were no indicators of impairment of Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale.
(4)

Carried interest represents allocations to BlackRock’s general partner capital accounts from certain sponsored investment funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

(5)

Other investments include BlackRock’s investments in nonmarketable equity securities, which are measured at cost, adjusted for observable price changes and private equity and real asset investments of consolidated sponsored investment products measured at fair value.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $259 million and $249 million at June 30, 2020 and December 31, 2019, respectively. Held-to-maturity investments included certain investments in CLOs and foreign government debt held primarily for regulatory purposes. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At June 30, 2020, $14 million mature between one to five years, $117 million of these investments mature between five to ten years and $128 million mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	June 30, 2020		December 31, 2019
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,132	$1,135	$822	$844
Government debt	228	228	268	269
Asset/mortgage-backed debt	98	81	141	136
Total trading debt securities	$1,458	$1,444	$1,231	$1,249
Equity securities at FVTNI:
Equity securities/multi-asset mutual funds	$1,302	$1,393	$1,769	$1,926
Total equity securities at FVTNI	$1,302	$1,393	$1,769	$1,926

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

The following table presents the balances related to these consolidated sponsored investment products accounted for as VIEs and VREs that were recorded on the consolidated statements of financial condition, including BlackRock’s net interest in these products:

	June 30, 2020			December 31, 2019
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents	$228	$47	$275	$131	$10	$141
Investments:
Trading debt securities	1,260	155	1,415	1,059	151	1,210
Equity securities at FVTNI	840	302	1,142	1,330	332	1,662
Bank loans	232	—	232	204	—	204
Other investments	164	—	164	194	—	194
Carried interest	440	—	440	514	—	514
Total investments	2,936	457	3,393	3,301	483	3,784
Other assets	100	23	123	68	5	73
Other liabilities(1)	(803)	(48)	(851)	(820)	(20)	(840)
Noncontrolling interest	(1,240)	(64)	(1,304)	(1,348)	(34)	(1,382)
BlackRock's net interests in consolidated investment products	$1,221	$415	$1,636	$1,332	$444	$1,776

(1)	At June 30, 2020 and December 31, 2019, other liabilities of VIEs include $225 million and $195 million, respectively, related to borrowings of a consolidated CLO.

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

The Company cannot readily access cash and cash equivalents held by consolidated sponsored investment products to use in its operating activities.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019

Nonoperating net gain (loss) on consolidated VIEs	$282	$39	$(27)	$133

Net income (loss) attributable to NCI on consolidated VIEs	$178	$12	$20	$17

7. Variable Interest Entities

Nonconsolidated VIEs.    At June 30, 2020 and December 31, 2019, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

(in millions)
At June 30, 2020	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$557	$47	$(12)	$621
At December 31, 2019
Sponsored investment products	$539	$71	$(10)	$627

(1)	At both June 30, 2020 and December 31, 2019, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $12 billion at both June 30, 2020 and December 31, 2019.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

June 30, 2020 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	June 30, 2020
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$259	$259
Trading securities	—	1,434	10	—	—	1,444
Total debt securities	—	1,434	10	—	259	1,703
Equity securities at FVTNI:
Equity securities/Multi-asset mutual funds	1,393	—	—	—	—	1,393
Equity method:
Equity and fixed income mutual funds	208	—	—	—	—	208
Hedge funds/funds of hedge funds	—	—	—	245	—	245
Private equity funds	—	—	—	310	—	310
Real assets funds	—	—	—	251	—	251
Other	—	—	—	4	—	4
Total equity method	208	—	—	810	—	1,018
Bank loans	—	3	229	—	—	232
Federal Reserve Bank Stock	—	—	—	—	94	94
Carried interest	—	—	—	—	458	458
Other investments(3)	—	3	16	83	171	273
Total investments	1,601	1,440	255	893	982	5,171
Other assets(4)	184	—	—	—	—	184
Separate account assets	61,946	29,124	—	—	860	91,930
Separate account collateral held under securities lending agreements:
Equity securities	11,305	—	—	—	—	11,305
Debt securities	—	3,062	—	—	—	3,062
Total separate account collateral held under securities lending agreements	11,305	3,062	—	—	—	14,367
Total	$75,036	$33,626	$255	$893	$1,842	$111,652
Liabilities:
Separate account collateral liabilities under securities lending agreements	$11,305	$3,062	$—	$—	$—	$14,367
Other liabilities(5)	—	90	262	—	—	352
Total	$11,305	$3,152	$262	$—	$—	$14,719

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent), as a practical expedient.
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

(3)	Level 3 amount primarily includes direct investments in private equity companies held by private equity funds.
(4)	Amount includes a minority investment in a publicly traded company.
(5)

Level 2 amount primarily includes fair value of derivatives (See Note 9, Derivatives and Hedging, for more information). Level 3 amounts primarily include contingent liabilities related to certain acquisitions (see Note 15, Commitments and Contingencies, for more information) and other liabilities of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets.

Assets and liabilities measured at fair value on a recurring basis

December 31, 2019 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2019
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$249	$249
Trading securities	—	1,241	8	—	—	1,249
Total debt securities	—	1,241	8	—	249	1,498
Equity securities at FVTNI:
Equity securities/Multi-asset mutual funds	1,926	—	—	—	—	1,926
Equity method:
Equity and fixed income mutual funds	157	—	—	—	—	157
Hedge funds/funds of hedge funds	—	—	—	220	—	220
Private equity funds	—	—	—	248	—	248
Real assets funds	—	—	—	296	—	296
Other	12	—	—	10	—	22
Total equity method	169	—	—	774	—	943
Bank loans	—	27	177	—	—	204
Federal Reserve Bank Stock	—	—	—	—	93	93
Carried interest	—	—	—	—	528	528
Other investments(3)	—	—	9	98	190	297
Total investments	2,095	1,268	194	872	1,060	5,489
Other assets(4)	173	—	—	—	—	173
Separate account assets	72,515	29,582	—	—	747	102,844
Separate account collateral held under securities lending agreements:
Equity securities	10,209	—	—	—	—	10,209
Debt securities	—	5,257	—	—	—	5,257
Total separate account collateral held under securities lending agreements	10,209	5,257	—	—	—	15,466
Total	$84,992	$36,107	$194	$872	$1,807	$123,972
Liabilities:
Separate account collateral liabilities under securities lending agreements	$10,209	$5,257	$—	$—	$—	$15,466
Other liabilities(5)	—	10	388	—	—	398
Total	$10,209	$5,267	$388	$—	$—	$15,864

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(3)	Level 3 amount primarily includes direct investments in private equity companies held by private equity funds.
(4)	Amount includes a minority investment in a publicly traded company.
(5)

Level 3 amount primarily includes contingent liabilities related to certain acquisitions (see Note 15, Commitments and Contingencies, for more information) and other liabilities of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets.

Level 3 Assets.    Level 3 assets may include investments in CLOs and bank loans of consolidated CLOs, which were valued based on single-broker nonbinding quotes and direct private equity investments, which were valued using the market or income approach.

Level 3 investments of $255 million and $194 million at June 30, 2020 and December 31, 2019, respectively, primarily included bank loans of a consolidated CLO and investments in CLOs.

Level 3 Liabilities. Level 3 liabilities primarily include contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs and borrowings of a consolidated CLO, which were valued based on the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2020

(in millions)	March 31, 2020	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2020	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$9	$—	$1	$—	$—	$—	$—	$10	$—
Total debt securities	9	—	1	—	—	—	—	10	—
Private equity	16	—	—	—	—	—	—	16	—
Bank loans	181	14	18	—	—	16	—	229	14
Total investments	$206	$14	$19	$—	$—	$16	$—	$255	$14
Liabilities:
Other liabilities(3)	$421	$(12)	$—	$—	$(171)	$—	$—	$262	$(19)
Total Level 3 liabilities	$421	$(12)	$—	$—	$(171)	$—	$—	$262	$(19)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments, related to certain acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include contingent liabilities in connection with certain acquisitions and borrowings related to a consolidated CLO.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2020

(in millions)	December 31, 2019	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2020	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$8	$—	$2	$—	$—	$—	$—	$10	$—
Total debt securities	8	—	2	—	—	—	—	10	—
Private equity	9	—	8	(1)	—	—	—	16	—
Bank loans	177	—	36	—	—	16	—	229	—
Total investments	$194	$—	$46	$(1)	$—	$16	$—	$255	$—
Liabilities:
Other liabilities(3)	$388	$(23)	$—	$—	$(149)	$—	$—	$262	$(30)
Total Level 3 liabilities	$388	$(23)	$—	$—	$(149)	$—	$—	$262	$(30)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments, related to certain acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include contingent liabilities in connection with certain acquisitions and borrowings related to a consolidated CLO.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2019

(in millions)	March 31, 2019	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2019	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$—	$—	$2	$—	$—	$—	$—	$2	$—
Total debt securities	—	—	2	—	—	—	—	2	—
Private equity	10	(1)	—	—	—	—	—	9	(1)
Bank loans	123	—	2	—	—	—	—	125	—
Total investments	133	(1)	4	—	—	—	—	136	(1)
Total Level 3 assets	$133	$(1)	$4	$—	$—	$—	$—	$136	$(1)
Liabilities:
Other liabilities(3)	$409	$(13)	$—	$—	$(112)	$—	$—	$310	$(13)
Total Level 3 liabilities	$409	$(13)	$—	$—	$(112)	$—	$—	$310	$(13)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments, related to certain acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include contingent liabilities in connection with certain acquisitions and borrowings related to a consolidated CLO.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2019

(in millions)	December 31, 2018	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3(2)	June 30, 2019	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Debt securities:
Trading	$4	$—	$2	$—	$—	$—	$(4)	$2	$—
Total debt securities	4	—	2	—	—	—	(4)	2	—
Private equity	82	(1)	—	—	—	—	(72)	9	(1)
Bank loans	70	—	55	—	—	—	—	125	—
Total investments	156	(1)	57	—	—	—	(76)	136	(1)
Total Level 3 assets	$156	$(1)	$57	$—	$—	$—	$(76)	$136	$(1)
Liabilities:
Other liabilities(4)	$371	$(19)	$—	$—	$(80)	$—	$—	$310	$(19)
Total Level 3 liabilities	$371	$(19)	$—	$—	$(80)	$—	$—	$310	$(19)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments, related to certain acquisitions.
(2)	Amounts include an investment in a consolidated entity that no longer qualifies as an investment company and is no longer accounted for under a fair value measure.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Amounts include contingent liabilities in connection with certain acquisitions and borrowings related to a consolidated CLO.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At June 30, 2020 and December 31, 2019, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	June 30, 2020		December 31, 2019
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$5,466	$5,466	$4,829	$4,829	Level 1	(2) (3)
Other assets	$94	$94	$68	$68	Level 1	(4)

Financial Liabilities:
Long-term borrowings	$7,190	$7,787	$4,955	$5,254	Level 2	(5)

(1)	See Note 5, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At June 30, 2020 and December 31, 2019, approximately $565 million and $674 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)

Other assets include restricted cash and cash collateral deposited with certain derivative counterparties. The carrying values of these assets approximate fair value due to their short-term maturities.

(5)

Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices at the end of June 2020 and December 2019, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.

Investments in Certain Entities that Calculate Net Asset Value Per Share

As a practical expedient to value certain investments that do not have a readily determinable fair value and have attributes of an investment company, the Company uses NAV as the fair value. The following tables list information regarding all investments in entities that use a fair value measurement to account for both their financial assets and financial liabilities in their calculation of a NAV per share (or equivalent).

June 30, 2020
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$245	$109	Daily/Monthly (28%) Quarterly (15%) N/R (57%)	1 – 90 days
Private equity funds	(b)	310	255	N/R	N/R
Real assets funds	(c)	251	173	Quarterly (47%) N/R (53%)	60 days
Other		4	6	N/R	N/R
Consolidated sponsored investment products:
Private equity funds of funds	(d)	9	7	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	71	103	N/R	N/R
Total		$893	$653

December 31, 2019
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$220	$120	Daily/Monthly (27%) Quarterly (15%) N/R (58%)	1 – 90 days
Private equity funds	(b)	248	212	N/R	N/R
Real assets funds	(c)	296	120	Quarterly (57%) N/R (43%)	60 days
Other		10	9	N/R	N/R
Consolidated sponsored investment products:
Private equity funds of funds	(d)	23	9	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	72	83	N/R	N/R
Total		$872	$553

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both June 30, 2020 and December 31, 2019.

(b)

This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both June 30, 2020 and December 31, 2019.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both June 30, 2020 and December 31, 2019. The total remaining unfunded commitments to real assets funds were $276 million and $203 million at June 30, 2020 and December 31, 2019, respectively. The Company’s portion of the total remaining unfunded commitments was $240 million and $172 million at June 30, 2020 and December 31, 2019, respectively.

(d)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption or are not currently redeemable; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. The liquidation period for the underlying assets of these funds is unknown at both June 30, 2020 and December 31, 2019. The total remaining unfunded commitments to other third-party funds were $7 million and $9 million at June 30, 2020 and December 31, 2019, respectively. The Company had contractual obligations to the consolidated funds of $17 million and $22 million at June 30, 2020 and December 31, 2019, respectively.

Fair Value Option.

At June 30, 2020 and December 31, 2019, the Company elected the fair value option for certain investments in CLOs of approximately $29 million and $37 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(in millions)	2020	2019
CLO Bank loans:
Aggregate principal amounts outstanding	$244	$204
Fair value	232	204
Aggregate unpaid principal balance in excess of (less than) fair value	$12	$—

CLO Borrowings:
Aggregate principal amounts outstanding	$249	$195
Fair value	$225	$195

At June 30, 2020, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the three and six months ended June 30, 2020 and 2019, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At June 30, 2020 and December 31, 2019, the Company had outstanding total return swaps with aggregate notional values of approximately $667 million and $644 million, respectively.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At June 30, 2020 and December 31, 2019, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.6 billion and $3.4 billion, respectively.

At both June 30, 2020 and December 31, 2019, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at June 30, 2020:

	June 30, 2020
(in millions)	Assets		Liabilities
Derivative instruments	Statement of Financial Condition Classification	Fair Value	Statement of Financial Condition Classification	Fair Value
Total return swaps	Other assets	$1	Other liabilities	$49
Forward foreign currency exchange contracts	Other assets	7	Other liabilities	30
Total		$8		$79

The fair values of the outstanding total return swaps and forward foreign currency exchange contracts were not material to the condensed consolidated statement of financial condition at December 31, 2019.

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(in millions)		2020	2019	2020	2019
Derivative Instruments	Statement of Income Classification	Gains (Losses)		Gains (Losses)
Total return swaps	Nonoperating income (expense)	$(91)	$(14)	$51	$(64)
Forward foreign currency exchange contracts	General and administration expense	(10)	(49)	(98)	(13)
Total gain (loss) from derivative instruments		$(101)	$(63)	$(47)	$(77)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The changes in fair value of such derivatives, which are recorded in nonoperating income (expense), were not material for the three and six months ended June 30, 2020 and 2019.

See Note 15, Borrowings, in the 2019 Form 10-K for more information on the Company’s net investment hedge.

10. Goodwill

Goodwill activity during the six months ended June 30, 2020 was as follows:

(in millions)
December 31, 2019	$14,562
Goodwill adjustments related to Quellos(1)	(6)
June 30, 2020	$14,556

(1)

Amount primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $90 million and $106 million at June 30, 2020 and December 31, 2019, respectively.

11. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2019	$17,578	$791	$18,369
Amortization expense	—	(52)	(52)
June 30, 2020	$17,578	$739	$18,317

12. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statement of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Lease cost:
Operating lease cost(1)	$36	$34	$73	$68
Variable lease cost(2)	10	10	19	18
Total lease cost	$46	$44	$92	$86

(1)	Amounts include short-term leases, which are immaterial for the three and six months ended June 30, 2020 and 2019.
(2)	Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate.

The following table presents operating leases included on the condensed consolidated statement of financial condition:

	Statement of
	Financial Condition	June 30,	December 31,
(in millions)	Classification	2020	2019
Statement of Financial Condition information:
Operating lease right-of-use ("ROU") assets	Other assets	$663	$669
Operating lease liabilities	Other liabilities	$774	$776

Supplemental information related to operating leases is summarized below:

	Six Months Ended
	June 30,
(in millions)	2020	2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$76	$70

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities in connection with the adoption of ASU 2016-02, “Leases”	$—	$661
ROU assets in exchange for operating lease liabilities	$77	$44

	June 30,		December 31,
	2020		2019
Lease term and discount rate:
Weighted-average remaining lease term	8	years	9	years
Weighted-average discount rate	3%		3%

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

On February 13, 2020, BlackRock established The BlackRock Foundation (the “Foundation”) and contributed its remaining 20% stake in PennyMac to the Foundation and the BlackRock Charitable Fund, which BlackRock established in 2013 (together, the “Charitable Contribution”). The Charitable Contribution resulted in an operating expense of $589 million, which was offset by a $122 million noncash, nonoperating pre-tax gain on the contributed shares and a tax benefit of $241 million in the condensed consolidated statement of income for the six months ended June 30, 2020.

iCapital

On March 10, 2020, in connection with a recapitalization of iCapital Network, Inc. (“iCapital”), BlackRock received additional stock in exchange for certain securities it held, which resulted in a nonoperating pre-tax gain of approximately $240 million in the condensed consolidated statement of income for the six months ended June 30, 2020. Following this transaction, the Company accounts for its interest in iCapital as an equity method investment, which is included in other assets on the condensed consolidated statements of financial condition. At June 30, 2020, the carrying value of the Company’s interest in iCapital was approximately $300 million.

14. Borrowings

Short-Term Borrowings

2020 Revolving Credit Facility.  The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in March 2020 to extend the maturity date to March 2025 (the “2020 credit facility”). The 2020 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2020 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2020 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2020. The 2020 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At June 30, 2020, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2020 credit facility. At June 30, 2020, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at June 30, 2020 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
4.25% Notes due 2021	$750	$—	$750	$776
3.375% Notes due 2022	750	(2)	748	792
3.50% Notes due 2024	1,000	(3)	997	1,101
1.25% Notes due 2025	786	(4)	782	828
3.20% Notes due 2027	700	(5)	695	791
3.25% Notes due 2029	1,000	(13)	987	1,147
2.40% Notes due 2030	1,000	(7)	993	1,077
1.90% Notes due 2031	1,250	(12)	1,238	1,275
Total Long-term Borrowings	$7,236	$(46)	$7,190	$7,787

2030 Notes. In January 2020, the Company issued $1 billion in aggregate principal amount of 2.40% senior unsecured and unsubordinated notes maturing on April 30, 2030 (the “2030 Notes”). The net proceeds of the 2030 Notes were used for general corporate purposes. Interest of approximately $24 million per year is payable semi-annually on April 30 and October 30 of each year, which commenced on April 30, 2020. The 2030 Notes may be redeemed prior to January 30, 2030 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2030 Notes thereafter. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2030 Notes.

2031 Notes. In April 2020, the Company issued $1.25 billion in aggregate principal amount of 1.90% senior unsecured and unsubordinated notes maturing on January 28, 2031 (the “2031 Notes”). The net proceeds of the 2031 Notes are being used for general corporate purposes, which may include the future repayment of all or a portion of the $750 million 4.25% Notes due May 2021. Interest of approximately $24 million per year is payable semi-annually on January 28 and July 28 of each year, commencing on July 28, 2020. The 2031 Notes may be redeemed prior to October 28, 2030 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2031 Notes thereafter. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2031 Notes.

See Note 15, Borrowings, in the 2019 Form 10-K for more information regarding the Company’s borrowings.

15. Commitments and Contingencies

Investment Commitments.   At June 30, 2020, the Company had $656 million of various capital commitments to fund sponsored investment products, including consolidated sponsored investment products. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments Related to Business Acquisitions.  In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at June 30, 2020 totaled $37 million and is included in other liabilities on the condensed consolidated statements of financial condition.

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

On May 27, 2014, certain investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the US District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. In the lawsuit, which purports to be brought derivatively on behalf of the Funds, the plaintiffs allege that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On June 13, 2018, the court granted in part and denied in part the defendants’ motion for summary judgment. On July 25, 2018, the plaintiffs served a pleading that supplemented the time period of their alleged damages to run through the date of trial. The lawsuit seeks, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by the defendants beginning twelve months preceding the start of the lawsuit with respect to each Fund and ending on the date of judgment, along with purported lost investment returns on those amounts, plus interest. The trial on the remaining issues was completed on August 29, 2018. On February 8, 2019, the court issued an order dismissing the claims in their entirety. On May 28, 2020, the Third Circuit Court of Appeals affirmed the trial court’s summary judgment and trial rulings. On June 26, 2020, Plaintiffs petitioned the appeals court for a rehearing, which was denied July 9, 2020. The defendants continue to believe the claims in this lawsuit are without merit.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory subsidiaries, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash." The plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, the plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit and, on January 23, 2020, the California Court of Appeal affirmed the trial court’s dismissal. On May 27, 2020, the California Supreme Court denied plaintiffs’ petition for further review of the appeal. The defendants continue to believe the claims in this lawsuit are without merit.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed unaffiliated peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On

October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain CTFs managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that the plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to the plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, and on June 3, 2019, the plaintiffs filed a motion seeking to certify both the Plan and the CTF classes. On September 3, 2019, the court granted BlackRock’s motion to dismiss part of the plaintiffs’ claim seeking to recover alleged losses in the securities lending vehicles but denied the motion to dismiss in all other respects. On February 11, 2020, the court denied the plaintiffs’ motion to certify the CTF class and granted their motion to certify the Plan class. On April 27, 2020, the Ninth Circuit denied plaintiffs’ request to immediately appeal the class certification ruling. The defendants believe the claims in this lawsuit are without merit.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of June 30, 2020 and subject to this type of indemnification was $234 billion. In the Company’s capacity as lending agent, cash and securities totaling $251 billion were held as collateral for indemnified securities on loan at June 30, 2020. The fair value of these indemnifications was not material at June 30, 2020.

16. Revenue

The table below presents detail of revenue for the three and six months ended June 30, 2020 and 2019 and includes the product mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and performance fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$381	$385	$779	$760
iShares ETFs	792	870	1,671	1,717
Non-ETF Index	178	163	341	327
Equity subtotal	1,351	1,418	2,791	2,804
Fixed income:
Active	464	474	945	931
iShares ETFs	261	234	520	454
Non-ETF Index	129	98	241	195
Fixed income subtotal	854	806	1,706	1,580
Multi-asset	270	288	563	564
Alternatives:
Illiquid alternatives	128	118	276	228
Liquid alternatives	117	102	229	196
Currency and commodities(1)	35	24	67	48
Alternatives subtotal	280	244	572	472
Long-Term	2,755	2,756	5,632	5,420
Cash management	211	147	389	288
Total base fees	2,966	2,903	6,021	5,708
Investment advisory performance fees:
Equity	23	4	25	4
Fixed income	2	—	4	2
Multi-asset	2	6	3	6
Alternatives:
Illiquid alternatives	32	15	49	35
Liquid alternatives	53	39	72	43
Alternatives subtotal	85	54	121	78
Total performance fees	112	64	153	90
Technology services revenue	278	237	552	441
Distribution fees:
Retrocessions	162	164	331	325
12b-1 fees (US mutual fund distribution fees)	78	88	169	177
Other	13	15	29	27
Total distribution fees	253	267	529	529
Advisory and other revenue:
Advisory	17	22	34	41
Other	22	31	69	61
Total advisory and other revenue	39	53	103	102
Total revenue	$3,648	$3,524	$7,358	$6,870

_____________________________________________________________

(1)      Amounts include commodity iShares ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
By client type:
Retail	$825	$846	$1,697	$1,672
iShares ETFs	1,089	1,128	2,259	2,219
Institutional:
Active	546	537	1,120	1,037
Index	295	245	556	492
Total institutional	841	782	1,676	1,529
Long-Term	2,755	2,756	5,632	5,420
Cash management	211	147	389	288
Total	$2,966	$2,903	$6,021	$5,708

By investment style:
Active	$1,354	$1,365	$2,781	$2,672
Index and iShares ETFs	1,401	1,391	2,851	2,748
Long-Term	2,755	2,756	5,632	5,420
Cash management	211	147	389	288
Total	$2,966	$2,903	$6,021	$5,708

Investment advisory and administration fees – remaining performance obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2020 and 2019:

June 30, 2020

	Remainder of
(in millions)	2020	2021	2022	2023	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$63	$114	$98	$84	$55	$414

June 30, 2019

	Remainder of
(in millions)	2019	2020	2021	2022	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$41	$74	$62	$53	$50	$280

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at June 30, 2020 and 2019. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Beginning balance	$535	$327	$483	$293
Net increase (decrease) in unrealized allocations	(87)	48	(25)	99
Performance fee revenue recognized	(30)	(10)	(40)	(27)
Ending balance	$418	$365	$418	$365

Technology services revenue – remaining performance obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2020 and 2019:

June 30, 2020

	Remainder of
(in millions)	2020	2021	2022	2023	Thereafter	Total
Technology services revenue(1)(2)	$72	$75	$40	$17	$12	$216

June 30, 2019

	Remainder of
(in millions)	2019	2020	2021	2022	Thereafter	Total
Technology services revenue(1)(2)	$60	$47	$33	$19	$12	$171

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of June 30, 2020, the estimated fixed minimum fees for the remainder of the year approximated $330 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three and six months ended June 30, 2020 and 2019, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Beginning balance	$114	$73	$116	$70
Acquisition (1)(2)	—	24	—	24
Additions (2)	28	12	58	23
Revenue recognized that was included in the beginning balance	(34)	(9)	(66)	(17)
Ending balance	$108	$100	$108	$100

(1)	The increase during the three and six months ended June 30, 2019 resulted from the eFront Transaction. See Note 3, Acquisition, for information on the eFront Transaction.
(2)	Amounts are net of revenue recognized.

17. Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the six months ended June 30, 2020 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2019	2,236,452	$444.02
Granted	935,337	$532.09
Converted	(873,774)	$425.37
Forfeited	(61,736)	$476.20
June 30, 2020(1)	2,236,279	$487.25

(1)	At June 30, 2020, approximately 2.1 million awards are expected to vest and 0.1 million awards have vested but have not been converted.

In January 2020, the Company granted 504,403 RSUs or shares of restricted stock to employees as part of 2019 annual incentive compensation that vest ratably over three years from the date of grant and 393,161 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2023. The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during the six months ended June 30, 2020 was $498 million.

At June 30, 2020, the intrinsic value of outstanding RSUs was $1.2 billion, reflecting a closing stock price of $544.09.

At June 30, 2020, total unrecognized stock-based compensation expense related to unvested RSUs was $587 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.6 years.

Performance-Based RSUs.

Performance-based RSU activity for the six months ended June 30, 2020 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2019	742,918	$436.84
Granted	238,478	$533.58
Additional shares granted due to attainment of performance measures	30,600	$375.26
Converted	(311,779)	$375.26
June 30, 2020	700,217	$494.51

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

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the six months ended June 30, 2020 was $139 million.

At June 30, 2020, the intrinsic value of outstanding performance-based RSUs was $381 million, reflecting a closing stock price of $544.09.

At June 30, 2020, total unrecognized stock-based compensation expense related to unvested performance-based awards was $175 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.7 years.

See Note 18, Stock-Based Compensation, in the 2019 Form 10-K for more information on performance-based RSUs.

Performance-based Stock Options.

Stock option activity for the six months ended June 30, 2020 is summarized below.

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2019	1,941,145	$513.50
Forfeited	(25,353)	$513.50
June 30, 2020	1,915,792	$513.50

At June 30, 2020, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $98 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 3.4 years.

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

At June 30, 2020, the Company was required to maintain approximately $2.1 billion in net capital in certain regulated subsidiaries, including BTC (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

19. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Beginning balance	$(810)	$(623)	$(571)	$(691)
Foreign currency translation adjustments(1)	29	(41)	(210)	27
Ending balance	$(781)	$(664)	$(781)	$(664)

(1)

Amounts for the three months ended June 30, 2020 and 2019 include a loss from a net investment hedge of $14 million (net of tax benefit of $4 million) and $8 million (net of tax benefit of $2 million), respectively. Gain (loss) from a net investment hedge was immaterial for the six months ended June 30, 2020 and 2019.

20. Capital Stock

Nonvoting Participating Preferred Stock.  The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30,	December 31,
	2020	2019
Series A
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—
Series B
Shares authorized, $0.01 par value	150,000,000	150,000,000
Shares issued and outstanding(1)	—	823,188
Series C
Shares authorized, $0.01 par value	6,000,000	6,000,000
Shares issued and outstanding	—	—
Series D
Shares authorized, $0.01 par value	20,000,000	20,000,000
Shares issued and outstanding	—	—

(1)	Shares held by PNC.

May 2020 PNC Secondary Offering and Share Repurchase.  On May 15, 2020, a subsidiary of The PNC Financial Services Group, Inc. (“PNC”) completed the secondary offering of 31,628,573 shares of the Company’s common stock at a price of $420 per share, which included 823,188 shares of common stock issued upon the conversion of the Company’s Series B Convertible Participating Preferred Stock and 2,875,325 shares of common stock under the fully exercised underwriters’ option to purchase additional shares. Also on May 15, 2020, PNC completed the sale of 2,650,857 shares to the Company at a price of $414.96 per share. The shares repurchased by the Company were in addition to the share repurchase authorization under the Company’s existing share repurchase program. The secondary offering and the Company’s share repurchase resulted in PNC’s exit of its entire ownership position in the Company, other than 500,000 shares that PNC contributed to The PNC Foundation.

Share Repurchases.  During the six months ended June 30, 2020, the Company repurchased 0.8 million common shares in open market transactions under the share repurchase program for approximately $412 million. At June 30, 2020, there were 5.1 million shares still authorized to be repurchased. During the six months ended June 30, 2020, the Company has repurchased an aggregate of approximately $1.5 billion of common shares, including the repurchase from PNC described above.

21. Income Taxes

The six months ended June 30, 2020 income tax benefit included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution.

The six months ended June 30, 2020 and 2019 income tax expense (benefit) included $66 million and $14 million, respectively, of discrete tax benefits, including benefits related to stock-based compensation awards that vested in the first quarter of each year.

22. Earnings Per Share

Due to the similarities in terms between BlackRock nonvoting participating preferred stock and the Company’s common stock, the Company considers its participating preferred stock to be a common stock equivalent for purposes of earnings per share (“EPS”) calculations. As such, the Company has included the outstanding nonvoting participating preferred stock in the calculation of average basic and diluted shares outstanding. As of June 30, 2020, there were no shares of preferred stock outstanding.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2020 and 2019 under the treasury stock method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2020	2019	2020	2019
Net income attributable to BlackRock	$1,214	$1,003	$2,020	$2,056
Basic weighted-average shares outstanding	153,732,878	155,354,552	154,488,079	156,803,244
Dilutive effect of nonparticipating RSUs and stock options	979,154	1,006,189	1,068,108	1,050,467
Total diluted weighted-average shares outstanding	154,712,032	156,360,741	155,556,187	157,853,711
Basic earnings per share	$7.90	$6.46	$13.08	$13.11
Diluted earnings per share	$7.85	$6.41	$12.99	$13.02

The amount of anti-dilutive RSUs was immaterial for the three and six months ended June 30, 2020 and 2019. In addition, performance-based RSUs and stock options are excluded from potential dilution until the designated performance conditions are met.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three and six months ended June 30, 2020 and 2019 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
Revenue	2020	2019	2020	2019
Americas	$2,470	$2,366	$4,950	$4,606
Europe	1,020	995	2,087	1,938
Asia-Pacific	158	163	321	326
Total revenue	$3,648	$3,524	$7,358	$6,870

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at June 30, 2020 and December 31, 2019 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	June 30,	December 31,
Long-lived Assets	2020	2019
Americas	$13,811	$13,830
Europe	1,355	1,360
Asia-Pacific	87	87
Total long-lived assets	$15,253	$15,277

Americas is primarily comprised of the United States, Latin America and Canada, while Europe is primarily comprised of the United Kingdom, the Netherlands and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

24. Subsequent Events

Tax Legislation in the United Kingdom

In July 2020, the United Kingdom enacted legislation increasing its corporate tax rate. The legislation will result in a revaluation of certain of the Company’s deferred tax assets and liabilities, which will result in a noncash net income tax expense of approximately $55 million in the third quarter of 2020.

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) a pandemic or health crisis, including the COVID-19 pandemic, and its impact on financial institutions, the global economy or capital markets, as well as BlackRock’s products, clients, vendors and employees, and BlackRock’s results of operations, the full extent of which may be unknown; (2) the introduction, withdrawal, success and timing of business initiatives and strategies; (3) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (4) the relative and absolute investment performance of BlackRock’s investment products; (5) BlackRock’s ability to develop new products and services that address client preferences; (6) the impact of increased competition; (7) the impact of future acquisitions or divestitures; (8) BlackRock’s ability to integrate acquired businesses successfully; (9) the unfavorable resolution of legal proceedings; (10) the extent and timing of any share repurchases; (11) the impact, extent and timing of technological changes and the adequacy of intellectual property, information and cyber security protection; (12) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (13) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock; (14) changes in law and policy and uncertainty pending any such changes; (15) terrorist activities, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (16) the ability to attract and retain highly talented professionals; (17) fluctuations in the carrying value of BlackRock’s economic investments; (18) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (19) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (20) the failure by a key vendor of BlackRock to fulfill its obligations to the Company; (21) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded funds (“ETF”) platform; (22) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (23) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $7.32 trillion of AUM at June 30, 2020. With approximately 16,300 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology services to institutional and retail clients worldwide.

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® ETFs, separate accounts, collective trust funds (“CTFs”) and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, eFront, Cachematrix and FutureAdvisor, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

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

On May 15, 2020, a subsidiary of The PNC Financial Services Group, Inc. (“PNC”) completed the secondary offering of 31,628,573 shares of the Company’s common stock at a price of $420 per share, which included 823,188 shares of common stock issued upon the conversion of the Company’s Series B Convertible Participating Preferred Stock and 2,875,325 shares of common stock under the fully exercised underwriters’ option to purchase additional shares. Also on May 15, 2020, PNC completed the sale of 2,650,857 shares to the Company at a price of $414.96 per share. The shares repurchased by the Company were in addition to the share repurchase authorization under the Company’s existing share repurchase program. The secondary offering and the Company’s share repurchase resulted in PNC’s exit of its entire ownership position in the Company, other than 500,000 shares that PNC contributed to The PNC Foundation.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications.

COVID-19 Impact

The COVID-19 pandemic continues to result in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures may continue to, among other things, severely restrict global economic activity, which can disrupt supply chains, lower asset valuations, significantly increase unemployment and underemployment levels, decrease liquidity in markets for certain securities and cause significant volatility and disruption in the financial markets.

Towards the end of the first quarter of 2020 the pandemic began to impact our business. While global markets have recovered to varying degrees since then, the effects of the pandemic are ongoing, and such impact may continue in future quarters if conditions persist or worsen. Should current economic conditions persist or deteriorate, there may be an ongoing adverse effect on our business, including our operations and financial condition, as a result of, among other things:

•	reduced AUM, resulting in lower base fees, as well as a reduction in the value of our investment portfolio, including our coinvestments and seed investments in sponsored investment funds;

•	lower alpha generation which may adversely affect future organic growth and our ability to generate performance fees;

•	reduced client and prospective client demand for BlackRock products and services and/or changing client risk preferences which may adversely affect future organic growth;

•	a decline in technology revenue growth as a result of extended sales cycles and longer implementation periods as clients work remotely;

•	negative impact of the pandemic on our clients and key vendors, market participants and other third-parties with whom we do business;

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

Other Development

On February 13, 2020, BlackRock announced the establishment of The BlackRock Foundation (the “Foundation”) and the contribution of its remaining 20% stake in PennyMac Financial Services, Inc. (“PennyMac”) to the Foundation and the BlackRock Charitable Fund, which BlackRock established in 2013 (together, the “Charitable Contribution”). The Charitable Contribution resulted in an operating expense of $589 million, which was offset by a $122 million noncash, nonoperating pre-tax gain on the contributed shares and a tax benefit of $241 million in the condensed consolidated statement of income for the six months ended June 30, 2020. The Charitable Contribution provides long-term funding for BlackRock’s philanthropic investments and partnerships. The general and administration expense, nonoperating gain and associated tax benefit related to the Charitable Contribution have been excluded from as adjusted results.

EXECUTIVE SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2020	2019	2020	2019
GAAP basis:
Total revenue	$3,648	$3,524	$7,358	$6,870
Total expense	2,242	2,246	5,268	4,359
Operating income	$1,406	$1,278	$2,090	$2,511
Operating margin	38.5%	36.3%	28.4%	36.6%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	169	47	277	165
Income tax benefit (expense)	(361)	(322)	(347)	(620)
Net income attributable to BlackRock	$1,214	$1,003	$2,020	$2,056
Diluted earnings per common share	$7.85	$6.41	$12.99	$13.02
Effective tax rate	22.9%	24.3%	14.7%	23.2%
As adjusted(1):
Operating income	$1,406	$1,278	$2,679	$2,511
Operating margin	43.7%	43.1%	42.7%	42.5%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$169	$47	$155	$165
Net income attributable to BlackRock	$1,214	$1,003	$2,246	$2,056
Diluted earnings per common share	$7.85	$6.41	$14.44	$13.02
Effective tax rate	22.9%	24.3%	20.7%	23.2%
Other:
Assets under management (end of period)	$7,317,949	$6,842,482	$7,317,949	$6,842,482
Diluted weighted-average common shares outstanding(2)	154,712,032	156,360,741	155,556,187	157,853,711
Shares outstanding (end of period)	152,460,239	155,366,861	152,460,239	155,366,861
Book value per share(3)	$214.68	$205.28	$214.68	$205.28
Cash dividends declared and paid per share	$3.63	$3.30	$7.26	$6.60

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)	Total BlackRock stockholders’ equity divided by total shares outstanding at June 30 of the respective period-end.

THREE MONTHS ENDED JUNE 30, 2020 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2019

GAAP.   Operating income of $1,406 million and operating margin of 38.5% increased $128 million and 220 bps, respectively, from the second quarter of 2019. Operating income and operating margin reflected higher base fees, driven by organic growth and higher securities lending revenue, higher performance fees and 17% growth in technology services revenue. The increase in operating income also reflected lower general and administration expense, including the impact of $59 million of product launch costs in the second quarter of 2019. Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) increased $122 million from the second quarter of 2019, primarily driven by mark-to-market gains on un-hedged seed capital investments and revaluation of a corporate minority investment.

Earnings per diluted common share increased $1.44, or 22%, from the second quarter of 2019, driven primarily by higher operating and nonoperating income, a lower effective tax rate and a lower diluted share count in the current quarter.

As Adjusted.  Operating margin of 43.7% increased 60 bps from the second quarter of 2019.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2019

GAAP.   Operating income of $2,090 million decreased $421 million and operating margin of 28.4% decreased 820 bps from the six months ended June 30, 2019. Operating income and operating margin reflected higher base fees, technology services revenue and performance fees, which were more than offset by higher expense, primarily driven by the impact of $589 million related to the Charitable Contribution.

Nonoperating income (expense) less net income (loss) attributable to NCI increased $112 million from the six months ended June 30, 2019, driven by the impact of a pre-tax gain of approximately $240 million in connection with a recapitalization of iCapital Network, Inc. (“iCapital”) and $122 million pre-tax gain related to the Charitable Contribution, partially offset by mark-to-market losses on un-hedged seed capital investments.

Income tax expense for the six months ended June 30, 2020 and 2019 included $66 million and $14 million, respectively, of discrete tax benefits, including benefits related to stock-based compensation awards that vested in the first quarter of each year. Income tax benefit (expense) for the six months ended June 30, 2020 included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share decreased $0.03 from the six months ended June 30, 2019, reflecting the impact of the Charitable Contribution, partially offset by higher revenue, higher nonoperating income, a lower effective tax rate and a lower diluted share count for the six months ended June 30, 2020.

As Adjusted.   Operating income of $2,679 million increased $168 million and operating margin of 42.7% increased 20 bps from the six months ended June 30, 2019. Earnings per diluted common share increased $1.42, or 11%, from the six months ended June 30, 2019, primarily due to higher operating income, a lower effective tax rate and a lower diluted share count in the six months ended June 30, 2020. The financial impact related to the Charitable Contribution has been excluded from as adjusted results.

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

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(1)_Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Operating income, GAAP basis	$1,406	$1,278	$2,090	$2,511
Non-GAAP expense adjustment:
Charitable Contribution	—	—	589	—
Operating income, as adjusted	1,406	1,278	2,679	2,511
Product launch costs and commissions	—	61	87	61
Operating income used for operating margin measurement	$1,406	$1,339	$2,766	$2,572
Revenue, GAAP basis	$3,648	$3,524	$7,358	$6,870
Non-GAAP adjustments:
Distribution fees	(253)	(267)	(529)	(529)
Investment advisory fees	(176)	(149)	(345)	(291)
Revenue used for operating margin measurement	$3,219	$3,108	$6,484	$6,050
Operating margin, GAAP basis	38.5%	36.3%	28.4%	36.6%
Operating margin, as adjusted	43.7%	43.1%	42.7%	42.5%

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

•

Operating income, as adjusted, included a non-GAAP expense adjustment during the six months ended June 30, 2020. The Charitable Contribution expense of $589 million has been excluded from operating income, as adjusted, due to its nonrecurring nature.

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

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Nonoperating income (expense), GAAP basis	$357	$57	$286	$182
Less: Net income (loss) attributable to NCI	188	10	9	17
Nonoperating income (expense), net of NCI	169	47	277	165
Less: Gain related to the Charitable Contribution	—	—	122	—
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$169	$47	$155	$165

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to its results and provides comparability of this information among reporting periods. Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s nonoperating results, which ultimately impact BlackRock’s book value. During the six months ended June 30, 2020, the noncash, nonoperating pre-tax gain of $122 million related to the Charitable Contribution has been excluded from nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, due to its nonrecurring nature.

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2020	2019	2020	2019
Net income attributable to BlackRock, Inc., GAAP basis	$1,214	$1,003	$2,020	$2,056
Non-GAAP adjustment:
Charitable Contribution, net of tax	—	—	226	—
Net income attributable to BlackRock, Inc., as adjusted	$1,214	$1,003	$2,246	$2,056
Diluted weighted-average common shares outstanding (4)	154.7	156.4	155.6	157.9
Diluted earnings per common share, GAAP basis (4)	$7.85	$6.41	$12.99	$13.02
Diluted earnings per common share, as adjusted (4)	$7.85	$6.41	$14.44	$13.02

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

The six months ended June 30, 2020 included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution. The discrete tax benefit has been excluded from as adjusted results due to the non-recurring nature of the Charitable Contribution.

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2020	2020	2019	2019	2020	2020	2020
Retail	$695,154	$608,824	$703,297	$664,906	$16,210	$14,684	$29,393
iShares ETFs	2,162,597	1,852,190	2,240,065	2,008,867	50,970	64,802	181,509
Institutional:
Active	1,341,610	1,230,092	1,338,670	1,272,532	2,513	651	11,567
Index	2,482,336	2,178,499	2,599,882	2,413,191	(7,486)	(36,589)	(27,626)
Institutional subtotal	3,823,946	3,408,591	3,938,552	3,685,723	(4,973)	(35,938)	(16,059)
Long-term	6,681,697	5,869,605	6,881,914	6,359,496	62,207	43,548	194,843
Cash management	619,351	594,089	545,949	481,208	24,198	76,639	138,426
Advisory(1)	16,901	2,974	1,770	1,778	13,812	15,019	15,021
Total	$7,317,949	$6,466,668	$7,429,633	$6,842,482	$100,217	$135,206	$348,290

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2020	2020	2019	2019	2020	2020	2020
Active	$1,943,828	$1,758,548	$1,947,222	$1,853,393	$18,563	$9,618	$30,924
Index and iShares ETFs	4,737,869	4,111,057	4,934,692	4,506,103	43,644	33,930	163,919
Long-term	6,681,697	5,869,605	6,881,914	6,359,496	62,207	43,548	194,843
Cash management	619,351	594,089	545,949	481,208	24,198	76,639	138,426
Advisory(1)	16,901	2,974	1,770	1,778	13,812	15,019	15,021
Total	$7,317,949	$6,466,668	$7,429,633	$6,842,482	$100,217	$135,206	$348,290

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2020	2020	2019	2019	2020	2020	2020
Equity	$3,519,225	$2,959,662	$3,820,329	$3,485,869	$(4,414)	$(1,252)	$47,264
Fixed income	2,411,092	2,235,815	2,315,392	2,191,130	60,266	24,894	98,158
Multi-asset	551,362	494,177	568,121	523,728	(4,754)	(363)	13,988
Alternatives:
Illiquid alternatives	76,607	75,101	75,349	67,910	1,585	4,152	11,335
Liquid alternatives	63,120	58,127	59,048	55,514	1,395	2,956	5,634
Currency and commodities(2)	60,291	46,723	43,675	35,345	8,129	13,161	18,464
Alternatives subtotal	200,018	179,951	178,072	158,769	11,109	20,269	35,433
Long-term	6,681,697	5,869,605	6,881,914	6,359,496	62,207	43,548	194,843
Cash management	619,351	594,089	545,949	481,208	24,198	76,639	138,426
Advisory(1)	16,901	2,974	1,770	1,778	13,812	15,019	15,021
Total	$7,317,949	$6,466,668	$7,429,633	$6,842,482	$100,217	$135,206	$348,290

(1)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $3.9 billion of iShares ETFs AUM held in advisory accounts associated with the Federal Reserve Bank of New York (“FRBNY”) assignment as of June 30, 2020 (disclosed via FRBNY reporting as of July 10, 2020) are included within iShares ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(2)	Amounts include commodity iShares ETFs.

Component Changes in AUM for the Three Months Ended June 30, 2020

The following table presents the component changes in AUM by client type and product type for the three months ended June 30, 2020.

	March 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2020	(outflows)	change	impact(1)	2020	AUM(2)
Retail:
Equity	$204,742	$7,134	$41,803	$425	$254,104	$234,908
Fixed income	278,057	8,656	13,721	726	301,160	290,404
Multi-asset	101,032	(1,345)	12,127	120	111,934	107,444
Alternatives	24,993	1,765	1,158	40	27,956	26,315
Retail subtotal	608,824	16,210	68,809	1,311	695,154	659,071
iShares ETFs:
Equity	1,253,690	(14,249)	226,848	4,025	1,470,314	1,384,781
Fixed income	554,009	57,306	20,451	2,332	634,098	594,631
Multi-asset	4,499	52	503	20	5,074	4,850
Alternatives	39,992	7,861	5,205	53	53,111	46,967
iShares ETFs subtotal	1,852,190	50,970	253,007	6,430	2,162,597	2,031,229
Institutional:
Active:
Equity	112,440	(316)	20,937	871	133,932	124,521
Fixed income	625,345	4,978	33,808	2,562	666,693	646,344
Multi-asset	381,416	(3,337)	45,012	3,462	426,553	406,737
Alternatives	110,891	1,188	1,787	566	114,432	112,512
Active subtotal	1,230,092	2,513	101,544	7,461	1,341,610	1,290,114
Index:
Equity	1,388,790	3,017	261,528	7,540	1,660,875	1,555,131
Fixed income	778,404	(10,674)	38,702	2,709	809,141	795,846
Multi-asset	7,230	(124)	682	13	7,801	7,628
Alternatives	4,075	295	153	(4)	4,519	4,229
Index subtotal	2,178,499	(7,486)	301,065	10,258	2,482,336	2,362,834
Institutional subtotal	3,408,591	(4,973)	402,609	17,719	3,823,946	3,652,948
Long-term	5,869,605	62,207	724,425	25,460	6,681,697	6,343,248
Cash management	594,089	24,198	143	921	619,351	621,985
Advisory(3)	2,974	13,812	94	21	16,901	10,546
Total	$6,466,668	$100,217	$724,662	$26,402	$7,317,949	$6,975,779

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $3.9 billion of iShares ETFs AUM held in advisory accounts associated with the FRBNY assignment as of June 30, 2020 (disclosed via FRBNY reporting as of July 10, 2020) are included within Fixed Income iShares ETFs AUM above. These holdings are excluded from Advisory AUM.

The following table presents the component changes in AUM by investment style and product type for the three months ended June 30, 2020.

	March 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2020	(outflows)	change	impact(1)	2020	AUM(2)
Active:
Equity	$252,758	$7,647	$51,204	$1,200	$312,809	$287,991
Fixed income	887,458	12,645	46,761	3,279	950,143	919,877
Multi-asset	482,450	(4,682)	57,139	3,582	538,489	514,181
Alternatives	135,882	2,953	2,946	606	142,387	138,826
Active subtotal	1,758,548	18,563	158,050	8,667	1,943,828	1,860,875
Index and iShares ETFs:
iShares ETFs:
Equity	1,253,690	(14,249)	226,848	4,025	1,470,314	1,384,781
Fixed income	554,009	57,306	20,451	2,332	634,098	594,631
Multi-asset	4,499	52	503	20	5,074	4,850
Alternatives	39,992	7,861	5,205	53	53,111	46,967
iShares ETFs subtotal	1,852,190	50,970	253,007	6,430	2,162,597	2,031,229
Non-ETF Index:
Equity	1,453,214	2,188	273,064	7,636	1,736,102	1,626,569
Fixed income	794,348	(9,685)	39,470	2,718	826,851	812,717
Multi-asset	7,228	(124)	682	13	7,799	7,628
Alternatives	4,077	295	152	(4)	4,520	4,230
Non-ETF Index subtotal	2,258,867	(7,326)	313,368	10,363	2,575,272	2,451,144
Index & iShares ETFs subtotal	4,111,057	43,644	566,375	16,793	4,737,869	4,482,373
Long-term	5,869,605	62,207	724,425	25,460	6,681,697	6,343,248
Cash management	594,089	24,198	143	921	619,351	621,985
Advisory(3)	2,974	13,812	94	21	16,901	10,546
Total	$6,466,668	$100,217	$724,662	$26,402	$7,317,949	$6,975,779

The following table presents the component changes in AUM by product type for the three months ended June 30, 2020.

	March 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2020	(outflows)	change	impact(1)	2020	AUM(2)
Equity	$2,959,662	$(4,414)	$551,116	$12,861	$3,519,225	$3,299,341
Fixed income	2,235,815	60,266	106,682	8,329	2,411,092	2,327,225
Multi-asset	494,177	(4,754)	58,324	3,615	551,362	526,659
Alternatives:
Illiquid alternatives	75,101	1,585	(365)	286	76,607	75,954
Liquid alternatives	58,127	1,395	3,280	318	63,120	60,226
Currency and commodities(4)	46,723	8,129	5,388	51	60,291	53,843
Alternatives subtotal	179,951	11,109	8,303	655	200,018	190,023
Long-term	5,869,605	62,207	724,425	25,460	6,681,697	6,343,248
Cash management	594,089	24,198	143	921	619,351	621,985
Advisory(3)	2,974	13,812	94	21	16,901	10,546
Total	$6,466,668	$100,217	$724,662	$26,402	$7,317,949	$6,975,779

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $3.9 billion of iShares ETFs AUM held in advisory accounts associated with the FRBNY assignment as of June 30, 2020 (disclosed via FRBNY reporting as of July 10, 2020) are included within Fixed Income iShares ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(4)	Amounts include commodity iShares ETFs.

AUM increased $851.3 billion to $7.32 trillion at June 30, 2020, driven by net market appreciation, positive net inflows and the positive impact of foreign exchange movements.

Net market appreciation of $724.7 billion was driven by global equity and fixed income market appreciation.

Long-term net inflows of $62.2 billion included $51.0 billion and $16.2 billion net inflows into iShares ETFs and retail, respectively, partially offset by net outflows of $5.0 billion from institutional clients. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $51.0 billion reflected continued growth in fixed income and sustainable ETFs, partially offset by net outflows from international equity exposures, linked to portfolio tactical allocation needs. Core and non-Core iShares ETFs saw net inflows of $1.3 billion and $49.7 billion, respectively. By region, iShares ETFs inflows were diversified with $28.5 billion of net inflows in US-listed iShares ETFs and $21.2 billion of net inflows in European-listed iShares ETFs.

•	Retail net inflows of $16.2 billion primarily reflected strength in high yield bond, active equity and event-driven liquid alternatives funds.

•

Institutional active net inflows of $2.5 billion were driven by fixed income, LifePath@ target-date funds, OCIO, systematic active equity and illiquid alternatives strategies, partially offset by net outflows from world allocation strategies.

•

Institutional index net outflows of $7.5 billion were primarily driven by fixed income net outflows of $10.7 billion, reflecting re-balancing into equity, or de-risking and client liquidity needs, partially offset by net inflows of $3.0 billion into equity strategies.

Cash management AUM increased to $619.4 billion, driven by net inflows of $24.2 billion.

AUM increased $26.4 billion due to the positive impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the Euro.

Component Changes in AUM for the Six Months Ended June 30, 2020

The following table presents the component changes in AUM by client type and product type for the six months ended June 30, 2020.

	December 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Retail:
Equity	$252,413	$16,236	$(11,177)	$(3,368)	$254,104	$240,942
Fixed income	305,265	243	(977)	(3,371)	301,160	298,574
Multi-asset	120,439	(4,903)	(3,048)	(554)	111,934	112,349
Alternatives	25,180	3,108	(207)	(125)	27,956	26,277
Retail subtotal	703,297	14,684	(15,409)	(7,418)	695,154	678,142
iShares ETFs:
Equity	1,632,972	(3,801)	(153,420)	(5,437)	1,470,314	1,467,523
Fixed income	565,790	55,670	14,040	(1,402)	634,098	587,842
Multi-asset	5,210	76	(191)	(21)	5,074	4,990
Alternatives	36,093	12,857	4,174	(13)	53,111	43,199
iShares ETFs subtotal	2,240,065	64,802	(135,397)	(6,873)	2,162,597	2,103,554
Institutional:
Active:
Equity	141,118	708	(6,342)	(1,552)	133,932	129,527
Fixed income	651,368	(8,930)	27,735	(3,480)	666,693	652,186
Multi-asset	434,233	4,857	(8,281)	(4,256)	426,553	418,451
Alternatives	111,951	4,016	(492)	(1,043)	114,432	112,359
Active subtotal	1,338,670	651	12,620	(10,331)	1,341,610	1,312,523
Index:
Equity	1,793,826	(14,395)	(104,885)	(13,671)	1,660,875	1,629,613
Fixed income	792,969	(22,089)	61,750	(23,489)	809,141	802,752
Multi-asset	8,239	(393)	(49)	4	7,801	7,981
Alternatives	4,848	288	(541)	(76)	4,519	4,406
Index subtotal	2,599,882	(36,589)	(43,725)	(37,232)	2,482,336	2,444,752
Institutional subtotal	3,938,552	(35,938)	(31,105)	(47,563)	3,823,946	3,757,275
Long-term	6,881,914	43,548	(181,911)	(61,854)	6,681,697	6,538,971
Cash management	545,949	76,639	(117)	(3,120)	619,351	587,844
Advisory(3)	1,770	15,019	142	(30)	16,901	6,798
Total	$7,429,633	$135,206	$(181,886)	$(65,004)	$7,317,949	$7,133,613

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $3.9 billion of iShares ETFs AUM held in advisory accounts associated with the FRBNY assignment as of June 30, 2020 (disclosed via FRBNY reporting as of July 10, 2020) are included within Fixed Income iShares ETFs AUM above. These holdings are excluded from Advisory AUM.

The following table presents the component changes in AUM by investment style and product type for the six months ended June 30, 2020.

	December 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Active:
Equity	$316,145	$11,554	$(12,073)	$(2,817)	$312,809	$296,949
Fixed income	939,275	(9,016)	25,926	(6,042)	950,143	933,514
Multi-asset	554,672	(44)	(11,329)	(4,810)	538,489	530,799
Alternatives	137,130	7,124	(699)	(1,168)	142,387	138,635
Active subtotal	1,947,222	9,618	1,825	(14,837)	1,943,828	1,899,897
Index and iShares ETFs:
iShares ETFs:
Equity	1,632,972	(3,801)	(153,420)	(5,437)	1,470,314	1,467,523
Fixed income	565,790	55,670	14,040	(1,402)	634,098	587,842
Multi-asset	5,210	76	(191)	(21)	5,074	4,990
Alternatives	36,093	12,857	4,174	(13)	53,111	43,199
iShares ETFs subtotal	2,240,065	64,802	(135,397)	(6,873)	2,162,597	2,103,554
Non-ETF Index
Equity	1,871,212	(9,005)	(110,331)	(15,774)	1,736,102	1,703,133
Fixed income	810,327	(21,760)	62,582	(24,298)	826,851	819,998
Multi-asset	8,239	(395)	(49)	4	7,799	7,982
Alternatives	4,849	288	(541)	(76)	4,520	4,407
Non-ETF Index subtotal	2,694,627	(30,872)	(48,339)	(40,144)	2,575,272	2,535,520
Index & iShares ETFs subtotal	4,934,692	33,930	(183,736)	(47,017)	4,737,869	4,639,074
Long-term	6,881,914	43,548	(181,911)	(61,854)	6,681,697	6,538,971
Cash management	545,949	76,639	(117)	(3,120)	619,351	587,844
Advisory(3)	1,770	15,019	142	(30)	16,901	6,798
Total	$7,429,633	$135,206	$(181,886)	$(65,004)	$7,317,949	$7,133,613

The following table presents the component changes in AUM by product type for the six months ended June 30, 2020.

	December 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Equity	$3,820,329	$(1,252)	$(275,824)	$(24,028)	$3,519,225	$3,467,605
Fixed income	2,315,392	24,894	102,548	(31,742)	2,411,092	2,341,354
Multi-asset	568,121	(363)	(11,569)	(4,827)	551,362	543,771
Alternatives:
Illiquid alternatives	75,349	4,152	(2,129)	(765)	76,607	75,705
Liquid alternatives	59,048	2,956	1,535	(419)	63,120	60,261
Currency and commodities(4)	43,675	13,161	3,528	(73)	60,291	50,275
Alternatives subtotal	178,072	20,269	2,934	(1,257)	200,018	186,241
Long-term	6,881,914	43,548	(181,911)	(61,854)	6,681,697	6,538,971
Cash management	545,949	76,639	(117)	(3,120)	619,351	587,844
Advisory(3)	1,770	15,019	142	(30)	16,901	6,798
Total	$7,429,633	$135,206	$(181,886)	$(65,004)	$7,317,949	$7,133,613

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $3.9 billion of iShares ETFs AUM held in advisory accounts associated with the FRBNY assignment as of June 30, 2020 (disclosed via FRBNY reporting as of July 10, 2020) are included within Fixed Income iShares ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(4)	Amounts include commodity iShares ETFs.

AUM decreased $111.7 billion to $7.32 trillion at June 30, 2020, driven by net market depreciation and the negative impact of foreign exchange movements, partially offset by positive net inflows.

Net market depreciation of $181.9 billion was primarily driven by the impact of first quarter global equity market declines, partially offset by fixed income market appreciation.

Long-term net inflows of $43.5 billion primarily included $64.8 billion and $14.7 billion of net inflows into iShares ETFs and retail, respectively, partially offset by net outflows $36.6 billion from institutional index clients. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $64.8 billion were led by growth in fixed income and sustainable ETFs. Core and non-Core iShares ETFs saw net inflows of $8.3 billion and $56.5 billion, respectively. By region, iShares ETFs inflows were diversified with $38.4 billion of net inflows in US-listed iShares ETFs and $20.6 billion of net inflows in European-listed iShares ETFs.

•	Retail net inflows of $14.7 billion primarily reflected net inflows from active equity and alternative products, partially offset by net outflows from multi-asset world allocation strategies.

•

Institutional index net outflows of $36.6 billion were primarily driven by fixed income net outflows of $22.1 billion and equity net outflows of $14.4 billion, reflecting the impact of recent market-related de-risking and client liquidity needs.

Cash management AUM increased to $619.4 billion, driven by net inflows of $76.6 billion.

AUM decreased $65.0 billion due to the negative impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the British pound.

Component Changes in AUM for the Twelve Months Ended June 30, 2020

The following table presents the component changes in AUM by client type and product type for the twelve months ended June 30, 2020.

	June 30,	Net inflows	Market	FX	June 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Retail:
Equity	$232,429	$21,011	$2,307	$(1,643)	$254,104	$238,057
Fixed income	291,772	10,186	2,182	(2,980)	301,160	297,562
Multi-asset	118,135	(7,463)	1,660	(398)	111,934	114,692
Alternatives	22,570	5,659	(177)	(96)	27,956	24,917
Retail subtotal	664,906	29,393	5,972	(5,117)	695,154	675,228
iShares ETFs:
Equity	1,462,623	58,351	(45,191)	(5,469)	1,470,314	1,476,916
Fixed income	513,843	104,309	17,688	(1,742)	634,098	563,566
Multi-asset	4,442	666	(17)	(17)	5,074	4,833
Alternatives	27,959	18,183	6,981	(12)	53,111	38,367
iShares ETFs subtotal	2,008,867	181,509	(20,539)	(7,240)	2,162,597	2,083,682
Institutional:
Active:
Equity	125,884	5,176	3,793	(921)	133,932	129,091
Fixed income	649,924	(26,222)	45,319	(2,328)	666,693	652,323
Multi-asset	393,101	21,311	16,119	(3,978)	426,553	410,295
Alternatives	103,623	11,302	179	(672)	114,432	109,375
Active subtotal	1,272,532	11,567	65,410	(7,899)	1,341,610	1,301,084
Index:
Equity	1,664,933	(37,274)	41,472	(8,256)	1,660,875	1,651,852
Fixed income	735,591	9,885	73,443	(9,778)	809,141	786,774
Multi-asset	8,050	(526)	293	(16)	7,801	8,011
Alternatives	4,617	289	(353)	(34)	4,519	4,490
Index subtotal	2,413,191	(27,626)	114,855	(18,084)	2,482,336	2,451,127
Institutional subtotal	3,685,723	(16,059)	180,265	(25,983)	3,823,946	3,752,211
Long-term	6,359,496	194,843	165,698	(38,340)	6,681,697	6,511,121
Cash management	481,208	138,426	1,516	(1,799)	619,351	552,549
Advisory(3)	1,778	15,021	136	(34)	16,901	4,472
Total	$6,842,482	$348,290	$167,350	$(40,173)	$7,317,949	$7,068,142

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $3.9 billion of iShares ETFs AUM held in advisory accounts associated with the FRBNY assignment as of June 30, 2020 (disclosed via FRBNY reporting as of July 10, 2020) are included within Fixed Income iShares ETFs AUM above. These holdings are excluded from Advisory AUM.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended June 30, 2020.

	June 30,	Net inflows	Market	FX	June 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Active:
Equity	$289,870	$17,570	$7,084	$(1,715)	$312,809	$295,079
Fixed income	926,097	(17,456)	46,473	(4,971)	950,143	933,192
Multi-asset	511,236	13,849	17,780	(4,376)	538,489	524,986
Alternatives	126,190	16,961	4	(768)	142,387	134,291
Active subtotal	1,853,393	30,924	71,341	(11,830)	1,943,828	1,887,548
Index and iShares ETFs:
iShares ETFs:
Equity	1,462,623	58,351	(45,191)	(5,469)	1,470,314	1,476,916
Fixed income	513,843	104,309	17,688	(1,742)	634,098	563,566
Multi-asset	4,442	666	(17)	(17)	5,074	4,833
Alternatives	27,959	18,183	6,981	(12)	53,111	38,367
iShares ETFs subtotal	2,008,867	181,509	(20,539)	(7,240)	2,162,597	2,083,682
Non-ETF Index:
Equity	1,733,376	(28,657)	40,488	(9,105)	1,736,102	1,723,921
Fixed income	751,190	11,305	74,471	(10,115)	826,851	803,467
Multi-asset	8,050	(527)	292	(16)	7,799	8,012
Alternatives	4,620	289	(355)	(34)	4,520	4,491
Non-ETF Index subtotal	2,497,236	(17,590)	114,896	(19,270)	2,575,272	2,539,891
Index & iShares ETFs subtotal	4,506,103	163,919	94,357	(26,510)	4,737,869	4,623,573
Long-term	6,359,496	194,843	165,698	(38,340)	6,681,697	6,511,121
Cash management	481,208	138,426	1,516	(1,799)	619,351	552,549
Advisory(3)	1,778	15,021	136	(34)	16,901	4,472
Total	$6,842,482	$348,290	$167,350	$(40,173)	$7,317,949	$7,068,142

The following table presents the component changes in AUM by product type for the twelve months ended June 30, 2020.

	June 30,	Net inflows	Market	FX	June 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Equity	$3,485,869	$47,264	$2,381	$(16,289)	$3,519,225	$3,495,916
Fixed income	2,191,130	98,158	138,632	(16,828)	2,411,092	2,300,225
Multi-asset	523,728	13,988	18,055	(4,409)	551,362	537,831
Alternatives:
Illiquid alternatives	67,910	11,335	(2,147)	(491)	76,607	73,083
Liquid alternatives	55,514	5,634	2,246	(274)	63,120	58,510
Currency and commodities(4)	35,345	18,464	6,531	(49)	60,291	45,556
Alternatives subtotal	158,769	35,433	6,630	(814)	200,018	177,149
Long-term	6,359,496	194,843	165,698	(38,340)	6,681,697	6,511,121
Cash management	481,208	138,426	1,516	(1,799)	619,351	552,549
Advisory(3)	1,778	15,021	136	(34)	16,901	4,472
Total	$6,842,482	$348,290	$167,350	$(40,173)	$7,317,949	$7,068,142

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $3.9 billion of iShares ETFs AUM held in advisory accounts associated with the FRBNY assignment as of June 30, 2020 (disclosed via FRBNY reporting as of July 10, 2020) are included within Fixed Income iShares ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(4)	Amounts include commodity iShares ETFs.

AUM increased $475.5 billion to $7.32 trillion at June 30, 2020, driven by positive net inflows and net market appreciation, partially offset by the negative impact of foreign exchange movements.

Net market appreciation of $167.4 billion was primarily driven by fixed income market appreciation.

Long-term net inflows of $194.8 billion were comprised of net inflows of $181.5 billion, $29.4 billion and $11.5 billion into iShares ETFs, retail and institutional active products, respectively, partially offset by net outflows of $27.6 billion from institutional index products. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $181.5 billion reflected $53.6 billion and $127.9 billion of net inflows into Core and non-Core ETFs, respectively. By region, iShares ETFs inflows were diversified with $112.3 billion of net inflows in US-listed iShares ETFs and $56.9 billion of net inflows in European-listed iShares ETFs. Fixed income net inflows of $104.3 billion were led by flows into investment grade corporate bonds, treasuries, high yield and core bond ETFs. Equity net inflows of $58.4 billion were driven by both US and international equity market exposures.

•

Retail net inflows of $29.4 billion primarily reflected net inflows of $19.0 billion and $11.0 billion in Americas and EMEA, respectively. Retail net inflows reflected strength in global equity and sector equity funds, high yield and municipal fixed income funds, and alternative funds.

•

Institutional active net inflows of $11.5 billion primarily reflected continued growth in LifePath target-date funds, illiquid alternatives and systematic active equity, partially offset by active fixed income net outflows.

•

Institutional index net outflows of $27.6 billion were primarily driven by equity net outflows of $37.3 billion, driven by recent client de-risking, reallocating, rebalancing and liquidity needs in a more uncertain market environment, partially offset by fixed income net inflows of $9.9 billion, driven by demand for liability-driven investment solutions.

Cash management AUM increased to $619.4 billion, due to net inflows of $138.4 billion.

AUM decreased $40.2 billion due to the negative impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar, largely against the British pound and the Euro.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and six months ended June 30, 2020 and 2019 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).

Revenue

The table below presents detail of revenue for the three and six months ended June 30, 2020 and 2019 and includes the product type mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and performance fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$381	$385	$779	$760
iShares ETFs	792	870	1,671	1,717
Non-ETF Index	178	163	341	327
Equity subtotal	1,351	1,418	2,791	2,804
Fixed income:
Active	464	474	945	931
iShares ETFs	261	234	520	454
Non-ETF Index	129	98	241	195
Fixed income subtotal	854	806	1,706	1,580
Multi-asset	270	288	563	564
Alternatives:
Illiquid alternatives	128	118	276	228
Liquid alternatives	117	102	229	196
Currency and commodities(1)	35	24	67	48
Alternatives subtotal	280	244	572	472
Long-Term	2,755	2,756	5,632	5,420
Cash management	211	147	389	288
Total base fees	2,966	2,903	6,021	5,708
Investment advisory performance fees:
Equity	23	4	25	4
Fixed income	2	—	4	2
Multi-asset	2	6	3	6
Alternatives:
Illiquid alternatives	32	15	49	35
Liquid alternatives	53	39	72	43
Alternatives subtotal	85	54	121	78
Total performance fees	112	64	153	90
Technology services revenue	278	237	552	441
Distribution fees:
Retrocessions	162	164	331	325
12b-1 fees (US mutual fund distribution fees)	78	88	169	177
Other	13	15	29	27
Total distribution fees	253	267	529	529
Advisory and other revenue:
Advisory	17	22	34	41
Other	22	31	69	61
Total advisory and other revenue	39	53	103	102
Total revenue	$3,648	$3,524	$7,358	$6,870

(1)	Amounts include commodity iShares ETFs.

The table below lists base fees and mix of average AUM by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Mix of Base Fees		Mix of Average AUM by Product Type(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(2)
	2020	2019	2020	2019	2020	2019	2020	2019
Equity:
Active	13%	13%	4%	4%	12%	13%	4%	4%
iShares ETFs	27%	30%	20%	22%	28%	30%	21%	22%
Non-ETF Index	6%	6%	24%	25%	6%	6%	24%	25%
Equity subtotal	46%	49%	48%	51%	46%	49%	49%	51%
Fixed income:
Active	16%	17%	12%	14%	16%	17%	12%	13%
iShares ETFs	9%	8%	9%	7%	9%	8%	8%	7%
Non-ETF Index	4%	3%	12%	11%	4%	3%	12%	11%
Fixed income subtotal	29%	28%	33%	32%	29%	28%	32%	31%
Multi-asset	9%	10%	8%	8%	9%	10%	8%	8%
Alternatives:
Illiquid alternatives	4%	4%	1%	1%	5%	4%	1%	1%
Liquid alternatives	4%	3%	1%	1%	4%	3%	1%	1%
Currency and commodities(3)	1%	1%	1%	—%	1%	1%	1%	1%
Alternatives subtotal	9%	8%	3%	2%	10%	8%	3%	3%
Long-term	93%	95%	92%	93%	94%	95%	92%	93%
Cash management	7%	5%	8%	7%	6%	5%	8%	7%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(3)	Amounts include commodity iShares ETFs.

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Revenue increased $124 million, or 4%, from the three months ended June 30, 2019, primarily driven by organic growth, higher securities lending revenue and performance fees, and 17% growth in technology services revenue.

Investment advisory, administration fees and securities lending revenue of $2,966 million increased $63 million from $2,903 million for the three months ended June 30, 2019, primarily driven by organic growth and higher securities lending revenue, partially offset by the negative impact of equity beta and foreign exchange movements on average AUM, and strategic pricing changes to certain products. Securities lending revenue of $210 million in the current quarter increased $60 million from $150 million in second quarter of 2019, primarily reflecting higher asset spreads and average balances of securities on loan.

Investment advisory performance fees of $112 million increased $48 million from $64 million for the three months ended June 30, 2019, primarily reflecting higher revenue from alternative and long-only equity products.

Technology services revenue of $278 million increased $41 million from $237 million for the three months ended June 30, 2019, primarily reflecting higher revenue from Aladdin.

Advisory and other revenue of $39 million decreased $14 million from $53 million for the three months ended June 30, 2019, primarily reflecting the impact of the previously discussed Charitable Contribution of the remaining 20% stake in PennyMac in the first quarter of 2020.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

Revenue increased $488 million, or 7%, from the six months ended June 30, 2019, reflecting higher base and performance fees and higher technology services revenue.

Investment advisory, administration fees and securities lending revenue of $6,021 million increased $313 million from $5,708 million for the six months ended June 30, 2019, primarily driven by organic growth, partially offset by the negative impact of equity beta and foreign exchange movements on average AUM, and strategic pricing changes to certain products. Securities lending revenue of $368 million increased $70 million from $298 million for the six months ended June 30, 2019, primarily reflecting higher asset spreads and average balances of securities on loan.

Investment advisory performance fees of $153 million increased $63 million from $90 million for the six months ended June 30, 2019, primarily reflecting higher revenue from alternative and long-only equity products.

Technology services revenue of $552 million increased $111 million from $441 million for the six months ended June 30, 2019, primarily reflecting higher revenue from Aladdin and the impact of the eFront acquisition, which closed in May of 2019.

Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Expense:
Employee compensation and benefits	$1,152	$1,083	$2,289	$2,147
Distribution and servicing costs:
Retrocessions	162	164	331	325
12b-1 costs	75	88	164	176
Other	192	164	379	319
Total distribution and servicing costs	429	416	874	820
Direct fund expense	246	252	523	494
General and administration:
Marketing and promotional	39	81	108	162
Occupancy and office related	80	75	158	149
Portfolio services	65	65	130	127
Technology	92	67	180	136
Professional services	41	44	85	77
Communications	14	10	26	19
Foreign exchange remeasurement	1	12	6	20
Contingent consideration fair value adjustments	(2)	13	23	19
Product launch costs	—	59	84	59
Charitable Contribution	—	—	589	—
Other general and administration	58	44	141	90
Total general and administration expense	388	470	1,530	858
Amortization of intangible assets	27	25	52	40
Total expense	$2,242	$2,246	$5,268	$4,359

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Expense decreased $4 million from the three months ended June 30, 2019, primarily driven by lower general and administration expense, largely offset by higher employee compensation and benefits expense.

Employee compensation and benefits expense increased $69 million from the three months ended June 30, 2019, primarily reflecting higher base and incentive compensation, driven in part by higher performance fees.

General and administration expense decreased $82 million from the three months ended June 30, 2019, reflecting lower marketing and promotional expense, lower contingent consideration fair value adjustments related to prior acquisitions and lower foreign exchange remeasurement expense, partially offset by higher technology expense, including certain costs related to COVID-19 and a $12 million impairment of a fixed asset incurred in the three months ended June 30, 2020. The decrease also reflected the impact of $59 million of product launch costs incurred in the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

Expense increased $909 million from the six months ended June 30, 2019, primarily driven by higher general and administration expense, including the impact of the Charitable Contribution, higher employee compensation and benefits expense, and higher volume-related expense.

Employee compensation and benefits expense increased $142 million from the six months ended June 30, 2019, primarily reflecting higher base and incentive compensation, driven in part by higher operating income.

Direct fund expense increased $29 million from the six months ended June 30, 2019, reflecting higher average AUM.

General and administration expense increased $672 million from the six months ended June 30, 2019, primarily driven by the $589 million of expense related to the Charitable Contribution, higher product launch costs and higher technology expense, including certain costs related to COVID-19, costs related to certain legal matters, including Aviron Capital, LLC., and a $12 million impairment of a fixed asset. The increase was partially offset by lower marketing and promotional expense and lower foreign exchange remeasurement expense in the six months ended June 30, 2020.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Nonoperating income (expense), GAAP basis(1)	$357	$57	$286	$182
Less: Net income (loss) attributable to NCI	188	10	9	17
Nonoperating income (expense), net of NCI(2)	$169	$47	$277	$165

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Net gain (loss) on investments(1)(2)
Private equity	$8	$32	$(10)	$32
Real assets	—	4	5	10
Other alternatives(3)	21	7	(4)	15
Other investments(4)	130	31	(20)	104
Subtotal	159	74	(29)	161
Gain related to the Charitable Contribution	—	—	122	—
Other gains (losses)(5)	51	5	256	53
Total net gain (loss) on investments(1)(2)	210	79	349	214
Interest and dividend income	10	20	25	49
Interest expense	(51)	(52)	(97)	(98)
Net interest expense	(41)	(32)	(72)	(49)
Nonoperating income (expense)(1)	$169	$47	$277	$165

(1)	Net of net income (loss) attributable to NCI.
(2)

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, is an effective measure for reviewing BlackRock’s nonoperating results, which ultimately impacts BlackRock’s book value. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and six months ended June 30, 2020 and 2019.

(3)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include net gains (losses) related to unhedged equity, fixed income and multi-asset seed investments.
(5)

Amount for the six months ended June 30, 2020 includes a nonoperating pre-tax gain of approximately $240 million in connection with a recapitalization of iCapital. Additional amounts primarily include noncash pre-tax gains (losses) related to the revaluation of a corporate minority investment.

Income Tax Expense (Benefit)

	GAAP				As Adjusted(1)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Operating income(1)	$1,406	$1,278	$2,090	$2,511	$1,406	$1,278	$2,679	$2,511
Total nonoperating income (expense)(1)(2)	$169	$47	$277	$165	$169	$47	$155	$165
Income before income taxes	$1,575	$1,325	$2,367	$2,676	$1,575	$1,325	$2,834	$2,676
Income tax expense	$361	$322	$347	$620	$361	$322	$588	$620
Effective tax rate	22.9%	24.3%	14.7%	23.2%	22.9%	24.3%	20.7%	23.2%

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Net of net income (loss) attributable to NCI.

2020.   The six months ended June 30, 2020 income tax expense (benefit) included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution, which was excluded from as adjusted results, and $66 million of discrete tax benefits, including benefits related to stock-based compensation awards that vested in the first quarter of 2020.

2019.   The six months ended June 30, 2019 included $14 million of discrete tax benefits, including benefits related to stock-based compensation awards that vested in the first quarter of 2019.

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

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as variable interest entities (“VIEs”) and voting rights entities (“VREs”), (collectively, “consolidated sponsored investment products”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2019 Form 10-K for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by consolidated sponsored investment products to use in its operating activities. In addition, the Company cannot readily sell investments held by consolidated sponsored investment products in order to obtain cash for use in the Company’s operations.

	June 30, 2020
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Products(2)	As Adjusted
Assets
Cash and cash equivalents	$5,466	$—	$275	$5,191
Accounts receivable	2,990	—	—	2,990
Investments	5,171	—	1,317	3,854
Separate account assets and collateral held under securities lending agreements	106,297	106,297	—	—
Other assets(3)	4,545	—	104	4,441
Subtotal	124,469	106,297	1,696	16,476
Goodwill and intangible assets, net	32,873	—	—	32,873
Total assets	$157,342	$106,297	$1,696	$49,349
Liabilities
Accrued compensation and benefits	$1,189	$—	$—	$1,189
Accounts payable and accrued liabilities	914	—	—	914
Borrowings	7,190	—	—	7,190
Separate account liabilities and collateral liabilities under securities lending agreements	106,297	106,297	—	—
Deferred income tax liabilities(4)	3,664	—	—	3,664
Other liabilities	4,054	—	392	3,662
Total liabilities	123,308	106,297	392	16,619
Equity
Total stockholders’ equity	32,730	—	—	32,730
Noncontrolling interests	1,304	—	1,304	—
Total equity	34,034	—	1,304	32,730
Total liabilities and equity	$157,342	$106,297	$1,696	$49,349

(1)

Amounts represent segregated client assets and related liabilities, in which BlackRock has no economic interest. BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.

(2)	Amounts represent the portion of assets and liabilities of consolidated sponsored investment products attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)	Amounts include approximately $4.2 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of June 30, 2020 and December 31, 2019 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.   Cash and cash equivalents at June 30, 2020 and December 31, 2019 included $275 million and $141 million, respectively, of cash held by consolidated sponsored investment products (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the six months ended June 30, 2020).

Accounts receivable at June 30, 2020 decreased $189 million from December 31, 2019, primarily due to lower receivables from base fees, partially offset by higher securities lending and technology services receivables. Investments, including the impact of consolidated sponsored investment products, decreased $318 million from December 31, 2019 (for more information see Investments herein). Goodwill and intangible assets decreased $58 million from December 31, 2019, primarily due to amortization of intangible assets. Other assets (including operating lease right-of-use assets and property and equipment) increased $661 million from December 31, 2019, primarily due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities), partially offset by a net decrease in certain corporate minority investments, primarily related to the previously discussed Charitable Contribution of the remaining 20% stake in PennyMac.

Liabilities.    Accrued compensation and benefits at June 30, 2020 decreased $868 million from December 31, 2019, primarily due to 2019 incentive compensation cash payments in the first quarter of 2020, partially offset by 2020 incentive compensation accruals. Accounts payable and accrued liabilities at June 30, 2020 decreased $253 million from December 31, 2019, primarily due to lower current income taxes payables. Other liabilities increased $584 million from December 31, 2019, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets), partially offset by lower contingent liabilities related to certain acquisitions. Net deferred income tax liabilities at June 30, 2020 decreased $70 million from December 31, 2019, primarily due to the effects of temporary differences associated with investment income and the income tax benefit related to the Charitable Contribution, partially offset by the effects of temporary differences associated with stock-based compensation.

Investments

The Company’s investments were $5,171 million and $5,489 million at June 30, 2020 and December 31, 2019, respectively. Investments include consolidated investments held by sponsored investment products accounted for as VREs and VIEs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	June 30,	December 31,
(in millions)	2020	2019
Investments, GAAP	$5,171	$5,489
Investments held by consolidated sponsored investment products	(3,393)	(3,784)
Net interest in consolidated sponsored investment products(1)	2,076	2,290
Investments, as adjusted	3,854	3,995
Federal Reserve Bank stock	(94)	(93)
Deferred compensation investments	(5)	(23)
Hedged investments	(667)	(644)
Carried interest	(458)	(528)
Total “economic” investment exposure(2)	$2,630	$2,707

(1)	Amounts include $440 million of carried interest (VIEs) as of June 30, 2020 and $514 million as of December 31, 2019, which has no impact on the Company’s “economic” investment exposure.
(2)	Amounts exclude investments in corporate minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(in millions)	2020	2019
Equity(1)	$651	$609
Fixed income(2)	913	1,008
Multi-asset(3)	147	178
Alternatives:
Private equity	394	355
Real assets	279	322
Other alternatives(4)	246	235
Alternatives subtotal	919	912
Total “economic” investment exposure	$2,630	$2,707

(1)	Equity includes unhedged seed investments in equity mutual funds/strategies and equity securities.
(2)	Fixed income includes unhedged seed investments in fixed income mutual funds/strategies, bank loans and UK government securities, primarily held for regulatory purposes.
(3)	Multi-asset includes unhedged seed investments in multi-asset mutual funds/strategies.
(4)	Other alternatives include direct hedge fund strategies and hedge fund solutions.

As adjusted investment activity for the six months ended June 30, 2020 was as follows:

(in millions)	Six Months Ended June 30, 2020
Investments, as adjusted, beginning balance	$3,995
Purchases/capital contributions	657
Sales/maturities	(489)
Distributions(1)	(135)
Market appreciation(depreciation)/earnings from equity method investments	(77)
Carried interest capital allocations/(distributions)	(70)
Other(2)	(27)
Investments, as adjusted, ending balance	$3,854

(1)	Amount includes distributions representing return of capital and return on investments.
(2)	Amount includes the impact of foreign exchange movements.

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment products:

(in millions)	GAAP Basis	Cash Flows of Consolidated Sponsored Investment Products	Cash Flows Excluding Impact of Consolidated Sponsored Investment Products
Cash, cash equivalents and restricted cash, December 31, 2019	$4,846	$141	$4,705
Net cash provided by/(used in) operating activities	769	(661)	1,430
Net cash provided by/(used in) investing activities	(158)	(40)	(118)
Net cash provided by/(used in) financing activities	106	835	(729)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(80)	—	(80)
Net increase/(decrease) in cash, cash equivalents and restricted cash	637	134	503
Cash, cash equivalents and restricted cash, June 30, 2020	$5,483	$275	$5,208

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

Cash flows used in investing activities, excluding the impact of consolidated sponsored investment products, for the six months ended June 30, 2020 were $118 million and reflected $111 million of net investment purchases and $100 million of purchases of property and equipment, partially offset by $93 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of consolidated sponsored investment products, for the six months ended June 30, 2020 were $729 million, primarily resulting from $1.8 billion of share repurchases, including $1.1 billion from PNC, $412 million in open market transactions and $270 million of employee tax withholdings related to employee stock transactions, and $1.2 billion of cash dividend payments, partially offset by $2.2 billion of proceeds from long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
(in millions)	2020	2019
Cash and cash equivalents(1)	$5,466	$4,829
Cash and cash equivalents held by consolidated sponsored investment products(2)	(275)	(141)
Subtotal	5,191	4,688
Credit facility – undrawn	4,000	4,000
Total liquidity resources(3)	$9,191	$8,688

(1)

The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 50% and 45% at June 30, 2020 and December 31, 2019, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(3)	Amounts do not reflect year-end incentive compensation accruals, which are paid in the first quarter.

Total liquidity resources increased $503 million during the six months ended June 30, 2020, primarily reflecting $2.2 billion of proceeds from long-term borrowings and cash flows from other operating activities, partially offset by cash payments of 2019 year-end incentive awards, share repurchases of $1.8 billion, including $1.1 billion from PNC, and cash dividend payments of $1.2 billion.

A significant portion of the Company’s $3,854 million of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

The Company continues to monitor its liquidity and capital resources due to the current pandemic. The Company’s liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the six months ended June 30, 2020.

Share Repurchases.  During the six months ended June 30, 2020, the Company repurchased 0.8 million common shares in open market transactions under the share repurchase program for approximately $412 million. At June 30, 2020, there were 5.1 million shares still authorized to be repurchased.

Including the repurchase from PNC, which was in addition to the share repurchase authorization under the Company’s existing share repurchase program, the Company has repurchased an aggregate of approximately $1.5 billion of its common shares during the six months ended June 30, 2020 and has now completed its targeted level of share repurchases for the year, but will remain opportunistic should relative valuation opportunities arise.

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

At June 30, 2020 and December 31, 2019, the Company was required to maintain approximately $2.1 billion and $1.9 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2020 Revolving Credit Facility.   The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in March 2020 to extend the maturity date to March 2025 (the “2020 credit facility”). The 2020 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2020 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2020 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2020. The 2020 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At June 30, 2020, the Company had no amount outstanding under the credit facility.

Commercial Paper Program.   The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2020 credit facility. At June 30, 2020, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At June 30, 2020, the principal amount of long-term borrowings outstanding was $7.2 billion. See Note 15, Borrowings, in the 2019 Form 10-K for more information on borrowings outstanding as of December 31, 2019.

During the six months ended June 30, 2020, the Company paid approximately $90 million of interest on long-term borrowings. Future principal repayments and interest requirements at June 30, 2020 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2020	$—	$91	$91
2021	750	189	939
2022	750	160	910
2023	—	147	147
2024	1,000	130	1,130
2025(1)	786	112	898
Thereafter	3,950	386	4,336
Total	$7,236	$1,215	$8,451

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using the EUR/USD foreign exchange rate as of June 30, 2020.

In January 2020, the Company issued $1 billion in aggregate principal amount of 2.40% senior unsecured and unsubordinated notes maturing on April 30, 2030 (the “2030 Notes”). The net proceeds of the 2030 Notes were used for general corporate purposes. Interest of approximately $24 million per year is payable semi-annually on April 30 and October 30 of each year, which commenced on April 30, 2020. The 2030 Notes may be redeemed prior to January 30, 2030 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2030 Notes thereafter. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2030 Notes.

In April 2020, the Company issued $1.25 billion in aggregate principal amount of 1.90% senior unsecured and unsubordinated notes maturing on January 28, 2031 (the “2031 Notes”). The net proceeds of the 2031 Notes are being used for general corporate purposes, which may include the future repayment of all or a portion of the $750 million 4.25% Notes due May 2021. Interest of approximately $24 million per year is payable semi-annually on January 28 and July 28 of each year, commencing on July 28, 2020. The 2031 Notes may be redeemed prior to October 28, 2030 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2031 Notes thereafter. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2031 Notes.

Commitments and Contingencies

Investment Commitments.    At June 30, 2020, the Company had $656 million of various capital commitments to fund sponsored investment products, including consolidated sponsored investment products. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at June 30, 2020 totaled $37 million and is included in other liabilities on the condensed consolidated statements of financial condition.

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

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of June 30, 2020 and subject to this type of indemnification was $234 billion. In the Company’s capacity as lending agent, cash and securities totaling $251 billion were held as collateral for indemnified securities on loan at June 30, 2020. The fair value of these indemnifications was not material at June 30, 2020.

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

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At June 30, 2020 and December 31, 2019, the Company had $418 million and $483 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown. See Note 16, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and six months ended June 30, 2020 and 2019.

Accounting Developments

For accounting pronouncements that the Company adopted during the six months ended June 30, 2020, see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2020, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At June 30, 2020, the Company had outstanding total return swaps with an aggregate notional value of approximately $667 million. At June 30, 2020, there were no outstanding interest rate swaps.

At June 30, 2020, approximately $3.4 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as VIEs and VREs. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $2.6 billion. See Statement of Financial Condition Overview-Investments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk.    At June 30, 2020, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $755 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $76 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.    At June 30, 2020, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1,875 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $36 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $827 million at June 30, 2020. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $83 million decline in the carrying value of such investments.

Other Market Risks.   The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At June 30, 2020, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.6 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In addition, there was no material impact to our internal control over financial reporting while most of our employees are working remotely due to the COVID-19 pandemic.  The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

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

On May 27, 2014, certain investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the US District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. In the lawsuit, which purports to be brought derivatively on behalf of the Funds, the plaintiffs allege that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On June 13, 2018, the court granted in part and denied in part the defendants’ motion for summary judgment. On July 25, 2018, the plaintiffs served a pleading that supplemented the time period of their alleged damages to run through the date of trial. The lawsuit seeks, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by the defendants beginning twelve months preceding the start of the lawsuit with respect to each Fund and ending on the date of judgment, along with purported lost investment returns on those amounts, plus interest. The trial on the remaining issues was completed on August 29, 2018. On February 8, 2019, the court issued an order dismissing the claims in their entirety. On May 28, 2020, the Third Circuit Court of Appeals affirmed the trial court’s summary judgment and trial rulings. On June 26, 2020, Plaintiffs petitioned the appeals court for a rehearing, which was denied July 9, 2020. The defendants continue to believe the claims in this lawsuit are without merit.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory subsidiaries, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash." The plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, the plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit and, on January 23, 2020, the California Court of Appeal affirmed the trial court’s dismissal. On May 27, 2020, the California Supreme Court denied plaintiffs’ petition for further review of the appeal. The defendants continue to believe the claims in this lawsuit are without merit.

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

RISKS RELATED TO OUR BUSINESS

The COVID-19 pandemic has caused and is causing significant harm to the global economy and may adversely affect our business, including our operations and financial condition, and may cause our assets under management (“AUM”), revenue and earnings to decline. The COVID-19 pandemic continues to result in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures may continue to, among other things, severely restrict global economic activity, which can disrupt supply chains, lower asset valuations, significantly increase unemployment and underemployment levels, decrease liquidity in markets for certain securities and cause significant volatility and disruption in the financial markets.

Towards the end of the first quarter of 2020 the pandemic began to impact our business. While global markets have recovered to varying degrees since then, the effects of the pandemic are ongoing, and such impact may continue in future quarters if conditions persist or worsen. Should current economic conditions persist or deteriorate, there may be an ongoing adverse effect on our business, including our operations and financial condition, as a result of, among other things:

•	reduced AUM, resulting in lower base fees, as well as a reduction in the value of our investment portfolio, including our coinvestments and seed investments in sponsored investment funds;

•	lower alpha generation which may adversely affect future organic growth and our ability to generate performance fees;

•	reduced client and prospective client demand for BlackRock products and services and/or changing client risk preferences which may adversely affect future organic growth;

•	a decline in technology revenue growth as a result of extended sales cycles and longer implementation periods as clients work remotely;

•	negative impact of the pandemic on our clients and key vendors, market participants and other third-parties with whom we do business;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	32,498	$465.74	26,866	5,041,968
May 1, 2020 through May 31, 2020(2)	2,662,804	$415.39	—	5,041,968
June 1, 2020 through June 30, 2020	7,447	$528.71	—	5,041,968
Total	2,702,749	$416.31	26,866

_______________________

(1)

Includes purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards and purchases made by the Company as part of the publicly announced share repurchase program.

(2)

On May 15, 2020, the Company repurchased 2,650,857 of stock from PNC. This repurchase was made in addition to the share repurchase authorization under the Company’s publicly announced share repurchase program.

Item 6.    Exhibits

Exhibit No.	Description

10.1(1)	Stock Repurchase Agreement, dated May 11, 2020, between BlackRock, Inc. and PNC Bancorp, Inc.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 15, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: August 7, 2020		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer