Form 10-Q
period 2020-09-30
BlackRock Inc.
filed 2020-11-05
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, there were 152,510,707 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	September 30,	December 31,
(in millions, except shares and per share data)	2020	2019
Assets
Cash and cash equivalents(1)	$6,507	$4,829
Accounts receivable	3,706	3,179
Investments(1)	6,307	5,489
Separate account assets	95,994	102,844
Separate account collateral held under securities lending agreements	15,137	15,466
Property and equipment (net of accumulated depreciation of $1,040 and $880 at September 30, 2020 and December 31, 2019, respectively)	693	715
Intangible assets (net of accumulated amortization of $264 and $185 at September 30, 2020 and December 31, 2019, respectively)	18,290	18,369
Goodwill	14,554	14,562
Other assets(1)	3,930	3,169
Total assets	$165,118	$168,622
Liabilities
Accrued compensation and benefits	$1,847	$2,057
Accounts payable and accrued liabilities	988	1,167
Borrowings	7,227	4,955
Separate account liabilities	95,994	102,844
Separate account collateral liabilities under securities lending agreements	15,137	15,466
Deferred income tax liabilities	3,742	3,734
Other liabilities(1)	4,167	3,470
Total liabilities	129,102	133,693
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests	2,084	1,316
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at September 30, 2020 and December 31, 2019;

   Shares issued: 172,075,373  and 171,252,185 at September 30, 2020 and

   December 31, 2019, respectively;

   Shares outstanding: 152,496,403 and 154,375,780 at September 30, 2020 and

   December 31, 2019, respectively

Preferred stock (Note 20)	—	—
Additional paid-in capital	19,150	19,186
Retained earnings	23,340	21,662
Accumulated other comprehensive loss	(601)	(571)
Treasury stock, common, at cost (19,578,970 and 16,876,405 shares held at September 30, 2020 and December 31, 2019, respectively)	(8,018)	(6,732)
Total BlackRock, Inc. stockholders’ equity	33,873	33,547
Nonredeemable noncontrolling interests	59	66
Total permanent equity	33,932	33,613
Total liabilities, temporary equity and permanent equity	$165,118	$168,622

(1)

At September 30, 2020, cash and cash equivalents, investments, other assets and other liabilities include $186 million, $3,882 million, $84 million, and $798 million, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2019, cash and cash equivalents, investments, other assets and other liabilities include $131 million, $3,301 million, $68 million, and $820 million, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2020	2019	2020	2019
Revenue
Investment advisory, administration fees and securities lending revenue
Related parties	$2,329	$2,105	$6,556	$6,155
Other third parties	896	875	2,690	2,533
Total investment advisory, administration fees and securities lending revenue	3,225	2,980	9,246	8,688
Investment advisory performance fees	532	121	685	211
Technology services revenue	282	259	834	700
Distribution fees	288	270	817	799
Advisory and other revenue	42	62	145	164
Total revenue	4,369	3,692	11,727	10,562
Expense
Employee compensation and benefits	1,411	1,111	3,700	3,258
Distribution and servicing costs	456	427	1,330	1,247
Direct fund expense	257	239	780	733
General and administration	461	385	1,991	1,243
Amortization of intangible assets	27	28	79	68
Total expense	2,612	2,190	7,880	6,549
Operating income	1,757	1,502	3,847	4,013
Nonoperating income (expense)
Net gain (loss) on investments	269	(7)	627	224
Interest and dividend income	9	19	34	68
Interest expense	(54)	(54)	(151)	(152)
Total nonoperating income (expense)	224	(42)	510	140
Income before income taxes	1,981	1,460	4,357	4,153
Income tax expense (benefit)	464	341	811	961
Net income	1,517	1,119	3,546	3,192
Less:
Net income (loss) attributable to noncontrolling interests	153	—	162	17
Net income attributable to BlackRock, Inc.	$1,364	$1,119	$3,384	$3,175
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$8.94	$7.21	$22.00	$20.31
Diluted	$8.87	$7.15	$21.84	$20.17
Weighted-average common shares outstanding:
Basic	152,488,073	155,280,877	153,816,544	156,290,212
Diluted	153,742,264	156,447,387	154,959,812	157,385,956

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Net income	$1,517	$1,119	$3,546	$3,192
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	180	(120)	(30)	(93)
Comprehensive income (loss)	1,697	999	3,516	3,099
Less: Comprehensive income (loss) attributable to noncontrolling interests	153	-	162	17
Comprehensive income attributable to BlackRock, Inc.	$1,544	$999	$3,354	$3,082

(1)

Amounts for the three months ended September 30, 2020 and 2019 include a loss from a net investment hedge of $26 million (net of tax benefit of $8 million) and a gain of $25 million (net of tax expense of $8 million), respectively. Amounts for the nine months ended September 30, 2020 and 2019 include a loss from a net investment hedge of $27 million (net of tax benefit of $8 million) and a gain of $28 million (net of tax expense of $9 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Nine Months Ended September 30, 2020

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2019	$19,188	$21,662	$(571)	$(6,732)	$33,547	$66	$33,613	$1,316
Net income	—	3,384	—	—	3,384	(2)	3,382	164
Dividends declared ($10.89 per share)	—	(1,706)	—	—	(1,706)	—	(1,706)	—
Stock-based compensation	458	—	—	—	458	—	458	—
Issuance of common shares related to employee stock transactions	(494)	—	—	506	12	—	12	—
Employee tax withholdings related to employee stock transactions	—	—	—	(280)	(280)	—	(280)	—
Shares repurchased	—	—	—	(1,512)	(1,512)	—	(1,512)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(5)	(5)	1,363
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(759)
Other comprehensive income (loss)	—	—	(30)	—	(30)	—	(30)	—
September 30, 2020	$19,152	$23,340	$(601)	$(8,018)	$33,873	$59	$33,932	$2,084

(1)	Amounts include $2 million of common stock at both September 30, 2020 and December 31, 2019.

For the Three Months Ended September 30, 2020

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
June 30, 2020	$19,009	$22,532	$(781)	$(8,030)	$32,730	$56	$32,786	$1,248
Net income	—	1,364	—	—	1,364	(2)	1,362	155
Dividends declared ($3.63 per share)	—	(556)	—	—	(556)	—	(556)	—
Stock-based compensation	160	—	—	—	160	—	160	—
Issuance of common shares related to employee stock transactions	(17)	—	—	22	5	—	5	—
Employee tax withholdings related to employee stock transactions	—	—	—	(10)	(10)	—	(10)	—
Shares repurchased	—	—	—	—	—	—	—	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	5	5	548
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	133
Other comprehensive income (loss)	—	—	180	—	180	—	180	—
September 30, 2020	$19,152	$23,340	$(601)	$(8,018)	$33,873	$59	$33,932	$2,084

(1)	Amounts include $2 million of common stock at both September 30, 2020 and June 30, 2020.

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

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(in millions)	September 30,
	2020	2019
Operating activities
Net income	$3,546	$3,192
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	342	294
Stock-based compensation	458	427
Deferred income tax expense (benefit)	20	45
Charitable Contribution	589	—
Gain related to the Charitable Contribution	(122)	—
Gain related to iCapital recapitalization	(244)	—
Other gains	—	(30)
Net (gains) losses within consolidated sponsored investment products	(161)	(160)
Net (purchases) proceeds within consolidated sponsored investment products	(1,603)	(1,106)
(Earnings) losses from equity method investees	(75)	(89)
Distributions of earnings from equity method investees	25	29
Changes in operating assets and liabilities:
Accounts receivable	(544)	(330)
Investments, trading	153	17
Other assets	(864)	(225)
Accrued compensation and benefits	(206)	(525)
Accounts payable and accrued liabilities	(183)	(61)
Other liabilities	633	150
Net cash provided by/(used in) operating activities	1,764	1,628
Investing activities
Purchases of investments	(252)	(572)
Proceeds from sales and maturities of investments	133	151
Distributions of capital from equity method investees	124	80
Net consolidations (deconsolidations) of sponsored investment funds	(42)	(96)
Acquisitions, net of cash acquired	—	(1,510)
Purchases of property and equipment	(140)	(160)
Net cash provided by/(used in) investing activities	(177)	(2,107)
Financing activities
Proceeds from long-term borrowings	2,245	992
Cash dividends paid	(1,706)	(1,584)
Repurchases of common stock	(1,792)	(1,904)
Net proceeds from (repayments of) borrowings by consolidated sponsored investment products	38	102
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	1,358	907
Other financing activities	(37)	118
Net cash provided by/(used in) financing activities	106	(1,369)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(33)
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,678	(1,881)
Cash, cash equivalents and restricted cash, beginning of period	4,846	6,505
Cash, cash equivalents and restricted cash, end of period	$6,524	$4,624
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$494	$537
PNC preferred stock capital contribution	$—	$60
Charitable Contribution of an investment	$(589)	$—
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(759)	$(893)

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

The interim financial information at September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications.

Accounting Pronouncements Adopted in the Nine Months Ended September 30, 2020

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

•	Level 3 assets may include direct private equity investments held within consolidated funds, investments in CLOs and bank loans held within consolidated CLOs.
•	Level 3 liabilities include contingent liabilities related to borrowings of consolidated CLOs and acquisitions valued based upon discounted cash flow analyses using unobservable market data.

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

Fair Value Assets and Liabilities of Consolidated CLO.  The Company applies the fair value option provisions for eligible assets, including bank loans, held by a consolidated CLO. As the fair value of the financial assets of the consolidated CLO is more observable than the fair value of the borrowings of the consolidated CLO, the Company measures the fair value of the borrowings of the consolidated CLO equal to the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO.

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

The Company may also use financial instruments designated as net investment hedges for accounting purposes to hedge net investments in international subsidiaries whose functional currency is not US dollars. The gain or loss from revaluing net investment hedges at the spot rate is deferred and reported within accumulated other comprehensive income (loss) on the condensed consolidated statements of financial condition. Amounts excluded from the effectiveness assessment are reported in the condensed consolidated statements of income using a systematic and rational method. The Company reassesses the effectiveness of its net investment hedge at least quarterly.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income. During the nine months ended September 30, 2020 and 2019, the Company had not resold or repledged any of the collateral received under these arrangements. At September 30, 2020 and December 31, 2019, the fair value of loaned securities held by separate accounts was approximately $14 billion and $14.4 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $15.1 billion and $15.5 billion, respectively.

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

	September 30,	December 31,
	2020	2019
(in millions)
Cash and cash equivalents	$6,507	$4,829
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$6,524	$4,846

5. Investments

A summary of the carrying value of total investments is as follows:

	September 30,	December 31,
(in millions)	2020	2019
Debt securities:
Held-to-maturity investments	$284	$249
Trading securities	1,821	1,249
Total debt securities	2,105	1,498
Equity securities at FVTNI(1)	2,090	1,926
Equity method investments(2)	1,036	943
Bank loans	226	204
Federal Reserve Bank stock(3)	94	93
Carried interest(4)	483	528
Other investments(5)	273	297
Total investments	$6,307	$5,489

(1)	Fair value recorded through net income (“FVTNI”).
(2)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(3)	At both September 30, 2020 and December 31, 2019, there were no indicators of impairment of Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale.
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

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $284 million and $249 million at September 30, 2020 and December 31, 2019, respectively. Held-to-maturity investments included certain investments in CLOs and foreign government debt held primarily for regulatory purposes. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At September 30, 2020, $10 million mature between one to five years, $149 million of these investments mature between five to ten years and $125 million mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	September 30, 2020		December 31, 2019
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,447	$1,441	$822	$844
Government debt	269	270	268	269
Asset/mortgage-backed debt	126	110	141	136
Total trading debt securities	$1,842	$1,821	$1,231	$1,249
Equity securities at FVTNI:
Equity securities/mutual funds	$1,989	$2,090	$1,769	$1,926
Total equity securities at FVTNI	$1,989	$2,090	$1,769	$1,926

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

The following table presents the balances related to these consolidated sponsored investment products accounted for as VIEs and VREs that were recorded on the consolidated statements of financial condition, including BlackRock’s net interest in these products:

	September 30, 2020			December 31, 2019
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents	$186	$22	$208	$131	$10	$141
Investments:
Trading debt securities	1,551	238	1,789	1,059	151	1,210
Equity securities at FVTNI	1,458	397	1,855	1,330	332	1,662
Bank loans	226	—	226	204	—	204
Other investments	185	—	185	194	—	194
Carried interest	462	—	462	514	—	514
Total investments	3,882	635	4,517	3,301	483	3,784
Other assets	84	25	109	68	5	73
Other liabilities(1)	(798)	(71)	(869)	(820)	(20)	(840)
Noncontrolling interests	(2,026)	(117)	(2,143)	(1,348)	(34)	(1,382)
BlackRock's net interests in consolidated investment products	$1,328	$494	$1,822	$1,332	$444	$1,776

(1)	At September 30, 2020 and December 31, 2019, other liabilities of VIEs include $233 million and $195 million, respectively, related to borrowings of a consolidated CLO.

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

The Company cannot readily access cash and cash equivalents held by consolidated sponsored investment products to use in its operating activities.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019

Nonoperating net gain (loss) on consolidated VIEs	$213	$(5)	$186	$128

Net income (loss) attributable to NCI on consolidated VIEs	$149	$—	$169	$17

7. Variable Interest Entities

Nonconsolidated VIEs.    At September 30, 2020 and December 31, 2019, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

(in millions)
At September 30, 2020	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$626	$80	$(13)	$723
At December 31, 2019
Sponsored investment products	$539	$71	$(10)	$627

(1)

At both September 30, 2020 and December 31, 2019, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $15 billion and $12 billion at September 30, 2020 and December 31, 2019, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

September 30, 2020 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	September 30, 2020
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$284	$284
Trading securities	—	1,810	11	—	—	1,821
Total debt securities	—	1,810	11	—	284	2,105
Equity securities at FVTNI:
Equity securities/mutual funds	2,090	—	—	—	—	2,090
Equity method:
Equity and fixed income mutual funds	242	—	—	—	—	242
Hedge funds/funds of hedge funds	—	—	—	266	—	266
Private equity funds	—	—	—	285	—	285
Real assets funds	—	—	—	234	—	234
Other	—	—	—	9	—	9
Total equity method	242	—	—	794	—	1,036
Bank loans	—	9	217	—	—	226
Federal Reserve Bank Stock	—	—	—	—	94	94
Carried interest	—	—	—	—	483	483
Other investments(3)	—	—	10	93	170	273
Total investments	2,332	1,819	238	887	1,031	6,307
Other assets(4)	192	18	—	—	—	210
Separate account assets	65,032	29,766	—	—	1,196	95,994
Separate account collateral held under securities lending agreements:
Equity securities	10,250	—	—	—	—	10,250
Debt securities	—	4,887	—	—	—	4,887
Total separate account collateral held under securities lending agreements	10,250	4,887	—	—	—	15,137
Total	$77,806	$36,490	$238	$887	$2,227	$117,648
Liabilities:
Separate account collateral liabilities under securities lending agreements	$10,250	$4,887	$—	$—	$—	$15,137
Other liabilities(5)	—	36	261	—	—	297
Total	$10,250	$4,923	$261	$—	$—	$15,434

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent), as a practical expedient.
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

(3)	Level 3 amount primarily includes direct investments in private equity companies held by private equity funds.
(4)	Level 1 amount includes a minority investment in a publicly traded company.
(5)

Level 2 amount primarily includes fair value of derivatives (See Note 9, Derivatives and Hedging, for more information). Level 3 amounts primarily include borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and contingent liabilities related to certain acquisitions (see Note 15, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis

December 31, 2019 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2019
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$249	$249
Trading securities	—	1,241	8	—	—	1,249
Total debt securities	—	1,241	8	—	249	1,498
Equity securities at FVTNI:
Equity securities/mutual funds	1,926	—	—	—	—	1,926
Equity method:
Equity and fixed income mutual funds	157	—	—	—	—	157
Hedge funds/funds of hedge funds	—	—	—	220	—	220
Private equity funds	—	—	—	248	—	248
Real assets funds	—	—	—	296	—	296
Other	12	—	—	10	—	22
Total equity method	169	—	—	774	—	943
Bank loans	—	27	177	—	—	204
Federal Reserve Bank Stock	—	—	—	—	93	93
Carried interest	—	—	—	—	528	528
Other investments(3)	—	—	9	98	190	297
Total investments	2,095	1,268	194	872	1,060	5,489
Other assets(4)	173	—	—	—	—	173
Separate account assets	72,515	29,582	—	—	747	102,844
Separate account collateral held under securities lending agreements:
Equity securities	10,209	—	—	—	—	10,209
Debt securities	—	5,257	—	—	—	5,257
Total separate account collateral held under securities lending agreements	10,209	5,257	—	—	—	15,466
Total	$84,992	$36,107	$194	$872	$1,807	$123,972
Liabilities:
Separate account collateral liabilities under securities lending agreements	$10,209	$5,257	$—	$—	$—	$15,466
Other liabilities(5)	—	10	388	—	—	398
Total	$10,209	$5,267	$388	$—	$—	$15,864

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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
(5)

Level 3 amount primarily includes contingent liabilities related to certain acquisitions (see Note 15, Commitments and Contingencies, for more information) and borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets.

Level 3 Assets.    Level 3 assets may include investments in CLOs and bank loans of consolidated CLOs, which were valued based on single-broker nonbinding quotes and direct private equity investments, which were valued using the market or income approach.

Level 3 investments of $238 million and $194 million at September 30, 2020 and December 31, 2019, respectively, primarily included bank loans of a consolidated CLO.

Level 3 Liabilities. Level 3 liabilities primarily include borrowings of a consolidated CLO, which were valued based on the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO, and contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2020

(in millions)	June 30, 2020	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2020	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$10	$—	$1	$—	$—	$—	$—	$11	$—
Total debt securities	10	—	1	—	—	—	—	11	—
Private equity	16	—	—	(6)	—	—	—	10	—
Bank loans	229	—	—	(9)	—	—	(3)	217	—
Total investments	$255	$—	$1	$(15)	$—	$—	$(3)	$238	$—
Liabilities:
Other liabilities(3)	$262	$—	$—	$—	$(1)	$—	$—	$261	$—
Total Level 3 liabilities	$262	$—	$—	$—	$(1)	$—	$—	$261	$—

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments, related to certain acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include borrowings related to a consolidated CLO and contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2020

(in millions)	December 31, 2019	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2020	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$8	$—	$3	$—	$—	$—	$—	$11	$—
Total debt securities	8	—	3	—	—	—	—	11	—
Private equity	9	—	8	(7)	—	—	—	10	—
Bank loans	177	—	36	(9)	—	16	(3)	217	—
Total investments	$194	$—	$47	$(16)	$—	$16	$(3)	$238	$—
Liabilities:
Other liabilities(3)	$388	$(23)	$—	$—	$(150)	$—	$—	$261	$(5)
Total Level 3 liabilities	$388	$(23)	$—	$—	$(150)	$—	$—	$261	$(5)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments, related to certain acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include borrowings related to a consolidated CLO and contingent liabilities in connection with certain acquisitions.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2019

(in millions)	June 30, 2019	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2019	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$2	$—	$3	$—	$—	$—	$—	$5	$—
Total debt securities	2	—	3	—	—	—	—	5	—
Private equity	9	1	—	—	—	—	(1)	9	1
Bank loans	125	—	32	—	—	—	—	157	—
Total investments	136	1	35	—	—	—	(1)	171	1
Total Level 3 assets	$136	$1	$35	$—	$—	$—	$(1)	$171	$1
Liabilities:
Other liabilities(3)	$310	$1	$—	$—	$44	$—	$—	$353	$1
Total Level 3 liabilities	$310	$1	$—	$—	$44	$—	$—	$353	$1

(1)	Amounts include proceeds from borrowings of a consolidated CLO.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(3)	Amounts include contingent liabilities in connection with certain acquisitions and borrowings related to a consolidated CLO.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2019

(in millions)	December 31, 2018	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3(2)	September 30, 2019	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Debt securities:
Trading	$4	$—	$5	$—	$—	$—	$(4)	$5	$—
Total debt securities	4	—	5	—	—	—	(4)	5	—
Private equity	82	—	—	—	—	—	(73)	9	—
Bank loans(4)	70	—	87	—	—	—	—	157	—
Total investments	156	—	92	—	—	—	(77)	171	—
Total Level 3 assets	$156	$—	$92	$—	$—	$—	$(77)	$171	$—
Liabilities:
Other liabilities(4)	$371	$(18)	$—	$—	$(36)	$—	$—	$353	$(18)
Total Level 3 liabilities	$371	$(18)	$—	$—	$(36)	$—	$—	$353	$(18)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments, related to certain acquisitions.
(2)	Amounts include an investment in a consolidated entity that no longer qualifies as an investment company and is no longer accounted for under a fair value measure.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.
(4)	Amounts include contingent liabilities in connection with certain acquisitions and borrowings related to a consolidated CLO.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At September 30, 2020 and December 31, 2019, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	September 30, 2020		December 31, 2019
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$6,507	$6,507	$4,829	$4,829	Level 1	(2) (3)
Other assets	$41	$41	$68	$68	Level 1	(4)

Financial Liabilities:
Long-term borrowings	$7,227	$7,857	$4,955	$5,254	Level 2	(5)

(1)	See Note 5, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At September 30, 2020 and December 31, 2019, approximately $667 million and $674 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)

Other assets include restricted cash and cash collateral deposited with certain derivative counterparties. The carrying values of these assets approximate fair value due to their short-term maturities.

(5)

Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices at the end of September 2020 and December 2019, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

September 30, 2020
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$266	$107	Daily/Monthly (23%) Quarterly (20%) N/R (57%)	1 – 90 days
Private equity funds	(b)	285	253	N/R	N/R
Real assets funds	(c)	234	216	Quarterly (41%) N/R (59%)	60 days
Other		9	6	N/R	N/R
Consolidated sponsored investment products:
Private equity funds of funds	(d)	15	7	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	75	101	N/R	N/R
Total		$887	$690

December 31, 2019
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$220	$120	Daily/Monthly (27%) Quarterly (15%) N/R (58%)	1 – 90 days
Private equity funds	(b)	248	212	N/R	N/R
Real assets funds	(c)	296	120	Quarterly (57%) N/R (43%)	60 days
Other		10	9	N/R	N/R
Consolidated sponsored investment products:
Private equity funds of funds	(d)	23	9	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	72	83	N/R	N/R
Total		$872	$553

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both September 30, 2020 and December 31, 2019.

(b)

This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both September 30, 2020 and December 31, 2019.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both September 30, 2020 and December 31, 2019. The total remaining unfunded commitments to real assets funds were $317 million and $203 million at September 30, 2020 and December 31, 2019, respectively. The Company’s portion of the total remaining unfunded commitments was $284 million and $172 million at September 30, 2020 and December 31, 2019, respectively.

(d)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption or are not currently redeemable; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. The liquidation period for the underlying assets of these funds is unknown at both September 30, 2020 and December 31, 2019. The total remaining unfunded commitments to other third-party funds were $7 million and $9 million at September 30, 2020 and December 31, 2019, respectively. The Company had contractual obligations to the consolidated funds of $17 million and $22 million at September 30, 2020 and December 31, 2019, respectively.

Fair Value Option.

At September 30, 2020 and December 31, 2019, the Company elected the fair value option for certain investments in CLOs of approximately $32 million and $37 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(in millions)	2020	2019
CLO Bank loans:
Aggregate principal amounts outstanding	$231	$204
Fair value	226	204
Aggregate unpaid principal balance in excess of (less than) fair value	$5	$—

CLO Borrowings:
Aggregate principal amounts outstanding	$249	$195
Fair value	$233	$195

At September 30, 2020, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the three and nine months ended September 30, 2020 and 2019, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At September 30, 2020 and December 31, 2019, the Company had outstanding total return swaps with aggregate notional values of approximately $735 million and $644 million, respectively.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At September 30, 2020 and December 31, 2019, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $4.1 billion and $3.4 billion, respectively and with expiration dates in October 2020 and January 2020, respectively.

At both September 30, 2020 and December 31, 2019, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at September 30, 2020:

	September 30, 2020
(in millions)	Assets		Liabilities
Derivative instruments	Statement of Financial Condition Classification	Fair Value	Statement of Financial Condition Classification	Fair Value
Total return swaps	Other assets	$6	Other liabilities	$10
Forward foreign currency exchange contracts	Other assets	12	Other liabilities	13
Total		$18		$23

The fair values of the outstanding total return swaps and forward foreign currency exchange contracts were not material to the condensed consolidated statement of financial condition at December 31, 2019.

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(in millions)		2020	2019	2020	2019
Derivative Instruments	Statement of Income Classification	Gains (Losses)		Gains (Losses)
Total return swaps	Nonoperating income (expense)	$(42)	$2	$9	$(62)
Forward foreign currency exchange contracts	General and administration expense	64	(43)	(34)	(56)
Total gain (loss) from derivative instruments		$22	$(41)	$(25)	$(118)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The changes in fair value of such derivatives, which are recorded in nonoperating income (expense), were not material for the three and nine months ended September 30, 2020 and 2019.

See Note 15, Borrowings, in the 2019 Form 10-K for more information on the Company’s net investment hedge.

10. Goodwill

Goodwill activity during the nine months ended September 30, 2020 was as follows:

(in millions)
December 31, 2019	$14,562
Goodwill adjustments related to Quellos(1)	(8)
September 30, 2020	$14,554

(1)

Amount primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $82 million and $106 million at September 30, 2020 and December 31, 2019, respectively.

11. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2019	$17,578	$791	$18,369
Amortization expense	—	(79)	(79)
September 30, 2020	$17,578	$712	$18,290

12. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statement of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Lease cost:
Operating lease cost(1)	$37	$36	$110	$104
Variable lease cost(2)	10	10	29	28
Total lease cost	$47	$46	$139	$132

(1)	Amounts include short-term leases, which are immaterial for the three and nine months ended September 30, 2020 and 2019.
(2)	Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate.

The following table presents operating leases included on the condensed consolidated statement of financial condition:

	Statement of
	Financial Condition	September 30,	December 31,
(in millions)	Classification	2020	2019
Statement of Financial Condition information:
Operating lease right-of-use ("ROU") assets	Other assets	$646	$669
Operating lease liabilities	Other liabilities	$756	$776

Supplemental information related to operating leases is summarized below:

	Nine Months Ended
	September 30,
(in millions)	2020	2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$114	$105

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities in connection with the adoption of ASU 2016-02, "Leases"	$—	$661
ROU assets in exchange for operating lease liabilities	$77	$54

	September 30,		December 31,
	2020		2019
Lease term and discount rate:
Weighted-average remaining lease term	8	years	9	years
Weighted-average discount rate	3%		3%

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

On February 13, 2020, BlackRock announced the establishment of The BlackRock Foundation (the “Foundation”) and the contribution of its remaining 20% stake in PennyMac to the Foundation and the BlackRock Charitable Fund, which BlackRock established in 2013 (together, the “Charitable Contribution”). The Charitable Contribution resulted in an operating expense of $589 million, which was offset by a $122 million noncash, nonoperating pre-tax gain on the contributed shares and a tax benefit of $241 million in the condensed consolidated statement of income for the nine months ended September 30, 2020.

iCapital

On March 10, 2020, in connection with a recapitalization of iCapital Network, Inc. (“iCapital”), BlackRock received additional stock in exchange for certain securities it held, which resulted in a nonoperating pre-tax gain of approximately $240 million in the condensed consolidated statement of income for the nine months ended September 30, 2020. Following this transaction, the Company accounts for its interest in iCapital as an equity method investment, which is included in other assets on the condensed consolidated statements of financial condition. At September 30, 2020, the carrying value of the Company’s interest in iCapital was approximately $297 million.

14. Borrowings

Short-Term Borrowings

2020 Revolving Credit Facility.  The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in March 2020 to extend the maturity date to March 2025 (the “2020 credit facility”). The 2020 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2020 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2020 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2020. The 2020 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At September 30, 2020, the Company had no amount outstanding under the 2020 credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2020 credit facility. At September 30, 2020, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at September 30, 2020 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
4.25% Notes due 2021	$750	$—	$750	$769
3.375% Notes due 2022	750	(2)	748	787
3.50% Notes due 2024	1,000	(3)	997	1,102
1.25% Notes due 2025	821	(3)	818	868
3.20% Notes due 2027	700	(5)	695	794
3.25% Notes due 2029	1,000	(12)	988	1,155
2.40% Notes due 2030	1,000	(7)	993	1,086
1.90% Notes due 2031	1,250	(12)	1,238	1,296
Total Long-term Borrowings	$7,271	$(44)	$7,227	$7,857

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

2031 Notes. In April 2020, the Company issued $1.25 billion in aggregate principal amount of 1.90% senior unsecured and unsubordinated notes maturing on January 28, 2031 (the “2031 Notes”). The net proceeds of the 2031 Notes are being used for general corporate purposes, which may include the future repayment of all or a portion of the $750 million 4.25% Notes due May 2021. Interest of approximately $24 million per year is payable semi-annually on January 28 and July 28 of each year, which commenced on July 28, 2020. The 2031 Notes may be redeemed prior to October 28, 2030 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2031 Notes thereafter. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2031 Notes.

See Note 15, Borrowings, in the 2019 Form 10-K for more information regarding the Company’s borrowings.

15. Commitments and Contingencies

Investment Commitments.   At September 30, 2020, the Company had $703 million of various capital commitments to fund sponsored investment products, including consolidated sponsored investment products. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments Related to Business Acquisitions.  In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at September 30, 2020 totaled $28 million and is included in other liabilities on the condensed consolidated statements of financial condition.

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

On May 27, 2014, certain investors in the BlackRock Global Allocation Fund, Inc. and the BlackRock Equity Dividend Fund (collectively, the “Funds”) filed a consolidated complaint (the “Consolidated Complaint”) in the US District Court for the District of New Jersey against BlackRock Advisors, LLC, BlackRock Investment Management, LLC and BlackRock International Limited under the caption In re BlackRock Mutual Funds Advisory Fee Litigation. In the lawsuit, which purported to be brought derivatively on behalf of the Funds, the plaintiffs alleged that the defendants violated Section 36(b) of the Investment Company Act by receiving allegedly excessive investment advisory fees from the Funds. On June 13, 2018, the court granted in part and denied in part the defendants’ motion for summary judgment. On July 25, 2018, the plaintiffs served a pleading that supplemented the time period of their alleged damages to run through the date of trial. The lawsuit sought, among other things, to recover on behalf of the Funds all allegedly excessive advisory fees received by the defendants beginning twelve months preceding the start of the lawsuit with respect to each Fund and ending on the date of judgment, along with purported lost investment returns on those amounts, plus interest. The trial on the remaining issues was completed on August 29, 2018. On February 8, 2019, the court issued an order dismissing the claims in their entirety. On May 28, 2020, the Third Circuit Court of Appeals affirmed the trial court’s summary judgment and trial rulings. On June 26, 2020, Plaintiffs petitioned the appeals court for a rehearing, which was denied July 9, 2020. The plaintiffs’ deadline to seek further appeal has passed. Consequently, BlackRock now considers this matter closed.

On June 16, 2016, iShares Trust, BlackRock, Inc. and certain of its advisory subsidiaries, and the directors and certain officers of the iShares ETFs were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs (the "ETFs"), and alleged the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a "flash crash." The plaintiffs sought unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, the plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On December 1, 2017, the plaintiffs appealed the dismissal of their lawsuit and, on January 23, 2020, the California Court of Appeal affirmed the trial court’s dismissal. On May 27, 2020, the California Supreme Court denied plaintiffs’ petition for further review of the appeal. The plaintiffs’ deadline to seek further appeal has passed. Consequently, BlackRock now considers this matter closed.

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed unaffiliated peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On

October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain CTFs managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that the plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to the plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, and on June 3, 2019, the plaintiffs filed a motion seeking to certify both the Plan and the CTF classes. On September 3, 2019, the court granted BlackRock’s motion to dismiss part of the plaintiffs’ claim seeking to recover alleged losses in the securities lending vehicles but denied the motion to dismiss in all other respects. On February 11, 2020, the court denied the plaintiffs’ motion to certify the CTF class and granted their motion to certify the Plan class. On April 27, 2020, the Ninth Circuit denied the plaintiffs’ request to immediately appeal the class certification ruling. On September 24, 2020, the parties cross-moved for summary judgment. Any issues remaining in the case after the court rules on the summary judgment motions will be resolved at a trial, currently scheduled to begin on March 1, 2021. The defendants believe the claims in this lawsuit are without merit.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of September 30, 2020 and subject to this type of indemnification was $249 billion. In the Company’s capacity as lending agent, cash and securities totaling $265 billion were held as collateral for indemnified securities on loan at September 30, 2020. The fair value of these indemnifications was not material at September 30, 2020.

16. Revenue

The table below presents detail of revenue for the three and nine months ended September 30, 2020 and 2019 and includes the product mix of investment advisory, administration fees and securities lending revenue (collectively “base fees”) and performance fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$457	$391	$1,236	$1,151
iShares ETFs	880	872	2,551	2,589
Non-ETF Index	164	168	505	495
Equity subtotal	1,501	1,431	4,292	4,235
Fixed income:
Active	498	496	1,443	1,427
iShares ETFs	297	251	817	705
Non-ETF Index	113	98	354	293
Fixed income subtotal	908	845	2,614	2,425
Multi-asset	289	288	852	852
Alternatives:
Illiquid alternatives	140	122	416	350
Liquid alternatives	132	105	361	301
Currency and commodities(1)	51	30	118	78
Alternatives subtotal	323	257	895	729
Long-Term	3,021	2,821	8,653	8,241
Cash management	204	159	593	447
Total base fees	3,225	2,980	9,246	8,688
Investment advisory performance fees:
Equity	4	1	29	5
Fixed income	9	—	13	2
Multi-asset	10	1	13	7
Alternatives:
Illiquid alternatives	6	5	55	40
Liquid alternatives	503	114	575	157
Alternatives subtotal	509	119	630	197
Total performance fees	532	121	685	211
Technology services revenue	282	259	834	700
Distribution fees:
Retrocessions	188	166	519	491
12b-1 fees (US mutual fund distribution fees)	85	90	254	267
Other	15	14	44	41
Total distribution fees	288	270	817	799
Advisory and other revenue:
Advisory	14	21	48	62
Other	28	41	97	102
Total advisory and other revenue	42	62	145	164
Total revenue	$4,369	$3,692	$11,727	$10,562

_____________________________________________________________

(1)      Amounts include commodity iShares ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
By client type:
Retail	$938	$862	$2,635	$2,534
iShares ETFs	1,228	1,151	3,487	3,370
Institutional:
Active	594	558	1,714	1,595
Index	261	250	817	742
Total institutional	855	808	2,531	2,337
Long-Term	3,021	2,821	8,653	8,241
Cash management	204	159	593	447
Total	$3,225	$2,980	$9,246	$8,688

By investment style:
Active	$1,511	$1,401	$4,292	$4,073
Index and iShares ETFs	1,510	1,420	4,361	4,168
Long-Term	3,021	2,821	8,653	8,241
Cash management	204	159	593	447
Total	$3,225	$2,980	$9,246	$8,688

Investment advisory and administration fees – remaining performance obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2020 and 2019:

September 30, 2020

	Remainder of
(in millions)	2020	2021	2022	2023	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$33	$125	$108	$92	$61	$419

September 30, 2019

	Remainder of
(in millions)	2019	2020	2021	2022	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$22	$85	$71	$62	$59	$299

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at September 30, 2020 and 2019. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Beginning balance	$418	$365	$483	$293
Net increase (decrease) in unrealized allocations	29	17	4	116
Performance fee revenue recognized	—	—	(40)	(27)
Other	—	6	—	6
Ending balance	$447	$388	$447	$388

Technology services revenue – remaining performance obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2020 and 2019:

September 30, 2020

	Remainder of
(in millions)	2020	2021	2022	2023	Thereafter	Total
Technology services revenue(1)(2)	$37	$95	$47	$22	$18	$219

September 30, 2019

	Remainder of
(in millions)	2019	2020	2021	2022	Thereafter	Total
Technology services revenue(1)(2)	$36	$54	$37	$21	$12	$160

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of September 30, 2020, the estimated fixed minimum fees for the remainder of the year approximated $170 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three and nine months ended September 30, 2020 and 2019, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Beginning balance	$108	$100	$116	$70
Acquisition(1)(2)	—	—	—	24
Additions (2)	30	8	88	31
Revenue recognized that was included in the beginning balance	(33)	(21)	(99)	(38)
Ending balance	$105	$87	$105	$87

(1)	The amount during the nine months ended September 30, 2019 resulted from the eFront Transaction. See Note 3, Acquisition, for information on the eFront Transaction.
(2)	Amounts are net of revenue recognized.

17. Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the nine months ended September 30, 2020 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2019	2,236,452	$444.02
Granted	948,904	$532.60
Converted	(923,213)	$427.06
Forfeited	(68,668)	$476.96
September 30, 2020	2,193,475	$488.44

In January 2020, the Company granted 504,403 RSUs or shares of restricted stock to employees as part of 2019 annual incentive compensation that vest ratably over three years from the date of grant and 393,161 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2023. The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during the nine months ended September 30, 2020 was $505 million.

At September 30, 2020, the intrinsic value of outstanding RSUs was $1.2 billion, reflecting a closing stock price of $563.55.

At September 30, 2020, total unrecognized stock-based compensation expense related to unvested RSUs was $482 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.3 years.

Performance-Based RSUs.

Performance-based RSU activity for the nine months ended September 30, 2020 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2019	742,918	$436.84
Granted	238,478	$533.58
Additional shares granted due to attainment of performance measures	30,600	$375.26
Converted	(311,779)	$375.26
September 30, 2020	700,217	$494.51

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

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the nine months ended September 30, 2020 was $139 million.

At September 30, 2020, the intrinsic value of outstanding performance-based RSUs was $395 million, reflecting a closing stock price of $563.55.

At September 30, 2020, total unrecognized stock-based compensation expense related to unvested performance-based awards was $158 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.4 years.

See Note 18, Stock-Based Compensation, in the 2019 Form 10-K for more information on performance-based RSUs.

Performance-based Stock Options.

Stock option activity for the nine months ended September 30, 2020 is summarized below.

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2019	1,941,145	$513.50
Forfeited	(25,353)	$513.50
September 30, 2020	1,915,792	$513.50

At September 30, 2020, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $90 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 3.2 years.

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

At September 30, 2020, the Company was required to maintain approximately $2.2 billion in net capital in certain regulated subsidiaries, including BTC (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

19. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Beginning balance	$(781)	$(664)	$(571)	$(691)
Foreign currency translation adjustments(1)	180	(120)	(30)	(93)
Ending balance	$(601)	$(784)	$(601)	$(784)

(1)

Amounts for the three months ended September 30, 2020 and 2019 include a loss from a net investment hedge of $26 million (net of tax benefit of $8 million) and a gain of $25 million (net of tax expense of $8 million), respectively. Amounts for the nine months ended September 30, 2020 and 2019 include a loss from a net investment hedge of $27 million (net of tax benefit of $8 million) and a gain of $28 million (net of tax expense of $9 million), respectively.

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

Share Repurchases.  During the nine months ended September 30, 2020, the Company repurchased 0.8 million common shares in open market transactions under the share repurchase program for approximately $412 million. At September 30, 2020, there were 5.1 million shares still authorized to be repurchased. During the nine months ended September 30, 2020, the Company has repurchased an aggregate of approximately $1.5 billion of common shares, including the repurchase from PNC described above.

21. Income Taxes

The nine months ended September 30, 2020 income tax expense included discrete tax benefit of $241 million recognized in connection with the Charitable Contribution and $78 million of discrete tax benefits, including benefits related to stock-based compensation awards that vested in the first quarter of 2020.

Income tax expense for the three and nine months ended September 30, 2020 also included a $54 million noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the United Kingdom increasing its corporate tax rate.

22. Earnings Per Share

Due to the similarities in terms between BlackRock nonvoting participating preferred stock and the Company’s common stock, the Company considers its participating preferred stock to be a common stock equivalent for purposes of earnings per share (“EPS”) calculations. As such, the Company has included any outstanding nonvoting participating preferred stock in the calculation of average basic and diluted shares outstanding. As of September 30, 2020, there were no shares of preferred stock outstanding.

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2020 and 2019 under the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2020	2019	2020	2019
Net income attributable to BlackRock	$1,364	$1,119	$3,384	$3,175
Basic weighted-average shares outstanding	152,488,073	155,280,877	153,816,544	156,290,212
Dilutive effect of nonparticipating RSUs	1,254,191	1,166,510	1,143,268	1,095,744
Total diluted weighted-average shares outstanding	153,742,264	156,447,387	154,959,812	157,385,956
Basic earnings per share	$8.94	$7.21	$22.00	$20.31
Diluted earnings per share	$8.87	$7.15	$21.84	$20.17

The amount of anti-dilutive RSUs was immaterial for the three and nine months ended September 30, 2020 and 2019. In addition, performance-based RSUs and stock options are excluded from potential dilution until the designated performance conditions are met.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three and nine months ended September 30, 2020 and 2019 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
Revenue	2020	2019	2020	2019
Americas	$2,631	$2,445	$7,581	$7,051
Europe	1,574	1,080	3,661	3,018
Asia-Pacific	164	167	485	493
Total revenue	$4,369	$3,692	$11,727	$10,562

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at September 30, 2020 and December 31, 2019 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	September 30,	December 31,
Long-lived Assets	2020	2019
Americas	$13,805	$13,830
Europe	1,355	1,360
Asia-Pacific	87	87
Total long-lived assets	$15,247	$15,277

Americas is primarily comprised of the United States, Latin America and Canada, while Europe is primarily comprised of the United Kingdom, the Netherlands and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

24. Subsequent Events

Elimination of Preferred Stock. As a result of PNC’s exit of its entire ownership position in the Company, on October 6, 2020, the Company filed a Certificate of Elimination to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State for the state of Delaware eliminating each of the Company’s Series A, B and C Convertible Participating Preferred Stock and Series D Participating Preferred Stock (collectively, the “Preferred Stock”). As of October 6, 2020 (the date of filing the Certificate of Elimination), there were no outstanding shares of the Preferred Stock.

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $7.81 trillion of AUM at September 30, 2020. With approximately 16,600 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology services to institutional and retail clients worldwide.

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® ETFs, separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, eFront, Cachematrix and FutureAdvisor, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

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

COVID-19 Impact

The COVID-19 pandemic continues to result in authorities taking numerous measures to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures may continue to, among other things, severely restrict global economic activity, which can disrupt supply chains, lower asset valuations, significantly increase unemployment and underemployment levels, decrease liquidity in markets for certain securities and cause significant volatility and disruption in the financial markets.

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

Other Development

On February 13, 2020, BlackRock announced the establishment of The BlackRock Foundation (the “Foundation”) and the contribution of its remaining 20% stake in PennyMac Financial Services, Inc. (“PennyMac”) to the Foundation and the BlackRock Charitable Fund, which BlackRock established in 2013 (together, the “Charitable Contribution”). The Charitable Contribution resulted in an operating expense of $589 million, which was offset by a $122 million noncash, nonoperating pre-tax gain on the contributed shares and a tax benefit of $241 million in the condensed consolidated statement of income for the nine months ended September 30, 2020. The Charitable Contribution provides long-term funding for BlackRock’s philanthropic investments and partnerships. The general and administration expense, nonoperating gain and associated tax benefit related to the Charitable Contribution have been excluded from as adjusted results.

EXECUTIVE SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2020	2019	2020	2019
GAAP basis:
Total revenue	$4,369	$3,692	$11,727	$10,562
Total expense	2,612	2,190	7,880	6,549
Operating income	$1,757	$1,502	$3,847	$4,013
Operating margin	40.2%	40.7%	32.8%	38.0%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	71	(42)	348	123
Income tax benefit (expense)	(464)	(341)	(811)	(961)
Net income attributable to BlackRock	$1,364	$1,119	$3,384	$3,175
Diluted earnings per common share	$8.87	$7.15	$21.84	$20.17
Effective tax rate	25.4%	23.3%	19.3%	23.2%
As adjusted(1):
Operating income	$1,757	$1,502	$4,436	$4,013
Operating margin	47.0%	46.0%	44.3%	43.7%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$71	$(42)	$226	$123
Net income attributable to BlackRock	$1,418	$1,119	$3,664	$3,175
Diluted earnings per common share	$9.22	$7.15	$23.64	$20.17
Effective tax rate	22.5%	23.3%	21.4%	23.2%
Other:
Assets under management (end of period)	$7,808,497	$6,963,932	$7,808,497	$6,963,932
Diluted weighted-average common shares outstanding(2)	153,742,264	156,447,387	154,959,812	157,385,956
Shares outstanding (end of period)	152,496,403	155,173,103	152,496,403	155,173,103
Book value per share(3)	$222.12	$208.84	$222.12	$208.84
Cash dividends declared and paid per share	$3.63	$3.30	$10.89	$9.90

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations.
(3)	Total BlackRock stockholders’ equity divided by total shares outstanding at September 30 of the respective period-end.

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2019

GAAP.   Operating income of $1,757 million increased $255 million and operating margin of 40.2% decreased 50 bps from the third quarter of 2019. Operating income and operating margin reflected higher performance fees and continued organic growth, partially offset by higher employee compensation and benefits expense and the impact of $83 million of product launch costs associated with the September 2020 close of the $2 billion BlackRock Capital Allocation Trust. Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) increased $113 million from the third quarter of 2019, primarily driven by mark-to-market gains on un-hedged seed and co-investment capital.

Income tax expense for the third quarter of 2020 included a $54 million noncash net expense, related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the United Kingdom increasing its corporate tax rate.

Earnings per diluted common share increased $1.72, or 24%, from the third quarter of 2019, driven primarily by higher operating and nonoperating income and a lower diluted share count in the current quarter.

As Adjusted.  Operating margin of 47.0% increased 100 bps from the third quarter of 2019. Income tax expense for the third quarter of 2020 excluded the $54 million noncash net expense described above. Earnings per diluted common share increased $2.07, or 27%, from the third quarter of 2019.

NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2019

GAAP.   Operating income of $3,847 million decreased $166 million and operating margin of 32.8% decreased 520 bps from the nine months ended September 30, 2019. Operating income and operating margin reflected higher investment advisory, administration fees and securities lending revenue (collectively “base fees”), performance fees and technology services revenue, which were more than offset by higher expense, including the impact of $589 million related to the Charitable Contribution and higher product launch costs for the nine months ended September 30, 2020.

Nonoperating income (expense) less net income (loss) attributable to NCI increased $225 million from the nine months ended September 30, 2019, driven by the impact of a pre-tax gain of approximately $240 million in connection with a recapitalization of iCapital Network, Inc. (“iCapital”) and $122 million pre-tax gain related to the Charitable Contribution, partially offset by lower mark-to-market gains on un-hedged seed capital investments for the nine months ended September 30, 2020.

Income tax expense for the nine months ended September 30, 2020 included $78 million of discrete tax benefits, including benefits related to stock-based compensation awards that vested in the first quarter of 2020. Income tax expense for the nine months ended September 30, 2020 included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution and a noncash net expense of approximately $54 million related to the legislation enacted in the United Kingdom described above. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $1.67 from the nine months ended September 30, 2019, reflecting higher revenue and nonoperating income, a lower effective tax rate and a lower diluted share count, partially offset by the impact of the Charitable Contribution and higher product launch costs for the nine months ended September 30, 2020.

As Adjusted.   Operating income of $4,436 million increased $423 million and operating margin of 44.3% increased 60 bps from the nine months ended September 30, 2019. Earnings per diluted common share increased $3.47, or 17%, from the nine months ended September 30, 2019, primarily due to higher operating and nonoperating income, a lower effective tax rate and a lower diluted share count in the nine months ended September 30, 2020. The financial impact related to the Charitable Contribution and legislation enacted in the UK increasing its tax rate has been excluded from as adjusted results.

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

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(1)_Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Operating income, GAAP basis	$1,757	$1,502	$3,847	$4,013
Non-GAAP expense adjustment:
Charitable Contribution	—	—	589	—
Operating income, as adjusted	1,757	1,502	4,436	4,013
Product launch costs and commissions	83	—	170	61
Operating income used for operating margin measurement	$1,840	$1,502	$4,606	$4,074
Revenue, GAAP basis	$4,369	$3,692	$11,727	$10,562
Non-GAAP adjustments:
Distribution fees	(288)	(270)	(817)	(799)
Investment advisory fees	(168)	(157)	(513)	(448)
Revenue used for operating margin measurement	$3,913	$3,265	$10,397	$9,315
Operating margin, GAAP basis	40.2%	40.7%	32.8%	38.0%
Operating margin, as adjusted	47.0%	46.0%	44.3%	43.7%

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

•

Operating income, as adjusted, included a non-GAAP expense adjustment during the nine months ended September 30, 2020. The Charitable Contribution expense of $589 million has been excluded from operating income, as adjusted, due to its nonrecurring nature.

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

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Nonoperating income (expense), GAAP basis	$224	$(42)	$510	$140
Less: Net income (loss) attributable to NCI	153	—	162	17
Nonoperating income (expense), net of NCI	71	(42)	348	123
Less: Gain related to the Charitable Contribution	—	—	122	—
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$71	$(42)	$226	$123

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to its results and provides comparability of this information among reporting periods. Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s nonoperating results, which ultimately impact BlackRock’s book value. During the nine months ended September 30, 2020, the noncash, nonoperating pre-tax gain of $122 million related to the Charitable Contribution has been excluded from nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, due to its nonrecurring nature.

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2020	2019	2020	2019
Net income attributable to BlackRock, Inc., GAAP basis	$1,364	$1,119	$3,384	$3,175
Non-GAAP adjustments:
Charitable Contribution, net of tax	—	—	226	—
Income tax matters	54	—	54	—
Net income attributable to BlackRock, Inc., as adjusted	$1,418	$1,119	$3,664	$3,175
Diluted weighted-average common shares outstanding (4)	153.7	156.4	155.0	157.4
Diluted earnings per common share, GAAP basis (4)	$8.87	$7.15	$21.84	$20.17
Diluted earnings per common share, as adjusted (4)	$9.22	$7.15	$23.64	$20.17
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

The nine months ended September 30, 2020 included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution. The discrete tax benefit has been excluded from as adjusted results due to the non-recurring nature of the Charitable Contribution. Amounts for income tax matters represent net noncash (benefits) expense primarily associated with the revaluation of certain deferred tax liabilities related to intangible assets and goodwill as a result of tax rate changes. These amounts have been excluded from the as adjusted results as these items will not have a cash flow impact and to ensure comparability among periods presented.

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2020	2020	2019	2019	2020	2020	2020
Retail	$746,264	$695,154	$703,297	$668,118	$19,552	$34,236	$42,246
iShares ETFs	2,321,335	2,162,597	2,240,065	2,046,818	41,332	106,133	181,335
Institutional:
Active	1,427,122	1,341,610	1,338,670	1,283,064	29,619	30,270	45,567
Index	2,641,408	2,482,336	2,599,882	2,453,181	7,101	(29,488)	(28,961)
Institutional subtotal	4,068,530	3,823,946	3,938,552	3,736,245	36,720	782	16,606
Long-term	7,136,129	6,681,697	6,881,914	6,451,181	97,604	141,151	240,187
Cash management	652,002	619,351	545,949	510,984	27,766	104,405	134,204
Advisory(1)	20,366	16,901	1,770	1,767	3,331	18,350	18,353
Total	$7,808,497	$7,317,949	$7,429,633	$6,963,932	$128,701	$263,906	$392,744

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2020	2020	2019	2019	2020	2020	2020
Active	$2,072,673	$1,943,828	$1,947,222	$1,865,437	$47,059	$56,675	$77,242
Index and iShares ETFs	5,063,456	4,737,869	4,934,692	4,585,744	50,545	84,476	162,945
Long-term	7,136,129	6,681,697	6,881,914	6,451,181	97,604	141,151	240,187
Cash management	652,002	619,351	545,949	510,984	27,766	104,405	134,204
Advisory(1)	20,366	16,901	1,770	1,767	3,331	18,350	18,353
Total	$7,808,497	$7,317,949	$7,429,633	$6,963,932	$128,701	$263,906	$392,744

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2020	2020	2019	2019	2020	2020	2020
Equity	$3,784,118	$3,519,225	$3,820,329	$3,488,503	$2,168	$916	$39,517
Fixed income	2,531,465	2,411,092	2,315,392	2,267,431	70,362	95,257	133,531
Multi-asset	598,246	551,362	568,121	527,721	13,980	13,616	28,572
Alternatives:
Illiquid alternatives	79,723	76,607	75,349	70,516	2,202	6,354	10,420
Liquid alternatives	69,255	63,120	59,048	55,544	2,553	5,509	7,804
Currency and commodities(2)	73,322	60,291	43,675	41,466	6,339	19,499	20,343
Alternatives subtotal	222,300	200,018	178,072	167,526	11,094	31,362	38,567
Long-term	7,136,129	6,681,697	6,881,914	6,451,181	97,604	141,151	240,187
Cash management	652,002	619,351	545,949	510,984	27,766	104,405	134,204
Advisory(1)	20,366	16,901	1,770	1,767	3,331	18,350	18,353
Total	$7,808,497	$7,317,949	$7,429,633	$6,963,932	$128,701	$263,906	$392,744

(1)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.2 billion of iShares ETFs AUM held in advisory accounts associated with the Federal Reserve Bank of New York (“FRBNY”) assignment as of September 30, 2020 (disclosed via FRBNY reporting as of October 8, 2020) are included within iShares ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(2)	Amounts include commodity iShares ETFs.

Component Changes in AUM for the Three Months Ended September 30, 2020

The following table presents the component changes in AUM by client type and product type for the three months ended September 30, 2020.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2020	(outflows)	change	impact(1)	2020	AUM(2)
Retail:
Equity	$254,104	$7,007	$15,217	$3,099	$279,427	$272,429
Fixed income	301,160	8,321	4,185	2,342	316,008	311,193
Multi-asset	111,934	1,777	5,618	379	119,708	117,376
Alternatives	27,956	2,447	523	195	31,121	29,759
Retail subtotal	695,154	19,552	25,543	6,015	746,264	730,757
iShares ETFs:
Equity	1,470,314	14,851	96,101	5,583	1,586,849	1,560,887
Fixed income	634,098	19,690	5,206	4,005	662,999	657,594
Multi-asset	5,074	154	192	10	5,430	5,297
Alternatives	53,111	6,637	6,254	55	66,057	63,687
iShares ETFs subtotal	2,162,597	41,332	107,753	9,653	2,321,335	2,287,465
Institutional:
Active:
Equity	133,932	4,001	9,709	1,618	149,260	145,197
Fixed income	666,693	12,011	9,122	5,235	693,061	684,720
Multi-asset	426,553	11,354	20,017	6,318	464,242	451,984
Alternatives	114,432	2,253	2,481	1,393	120,559	118,016
Active subtotal	1,341,610	29,619	41,329	14,564	1,427,122	1,399,917
Index:
Equity	1,660,875	(23,691)	115,515	15,883	1,768,582	1,748,988
Fixed income	809,141	30,340	(2,967)	22,883	859,397	846,244
Multi-asset	7,801	695	285	85	8,866	8,245
Alternatives	4,519	(243)	211	76	4,563	4,637
Index subtotal	2,482,336	7,101	113,044	38,927	2,641,408	2,608,114
Institutional subtotal	3,823,946	36,720	154,373	53,491	4,068,530	4,008,031
Long-term	6,681,697	97,604	287,669	69,159	7,136,129	7,026,253
Cash management	619,351	27,766	274	4,611	652,002	632,869
Advisory(3)	16,901	3,331	124	10	20,366	19,025
Total	$7,317,949	$128,701	$288,067	$73,780	$7,808,497	$7,678,147

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.2 billion of iShares ETFs AUM held in advisory accounts associated with the FRBNY assignment as of September 30, 2020 (disclosed via FRBNY reporting as of October 8, 2020) are included within Fixed Income iShares ETFs AUM above. These holdings are excluded from Advisory AUM.

The following table presents the component changes in AUM by investment style and product type for the three months ended September 30, 2020.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2020	(outflows)	change	impact(1)	2020	AUM(2)
Active:
Equity	$312,809	$10,063	$21,603	$3,156	$347,631	$338,125
Fixed income	950,143	19,166	13,135	6,968	989,412	976,832
Multi-asset	538,489	13,131	25,635	6,697	583,952	569,360
Alternatives	142,387	4,699	3,003	1,589	151,678	147,775
Active subtotal	1,943,828	47,059	63,376	18,410	2,072,673	2,032,092
Index and iShares ETFs:
iShares ETFs:
Equity	1,470,314	14,851	96,101	5,583	1,586,849	1,560,887
Fixed income	634,098	19,690	5,206	4,005	662,999	657,594
Multi-asset	5,074	154	192	10	5,430	5,297
Alternatives	53,111	6,637	6,254	55	66,057	63,687
iShares ETFs subtotal	2,162,597	41,332	107,753	9,653	2,321,335	2,287,465
Non-ETF Index:
Equity	1,736,102	(22,746)	118,838	17,444	1,849,638	1,828,489
Fixed income	826,851	31,506	(2,795)	23,492	879,054	865,325
Multi-asset	7,799	695	285	85	8,864	8,245
Alternatives	4,520	(242)	212	75	4,565	4,637
Non-ETF Index subtotal	2,575,272	9,213	116,540	41,096	2,742,121	2,706,696
Index & iShares ETFs subtotal	4,737,869	50,545	224,293	50,749	5,063,456	4,994,161
Long-term	6,681,697	97,604	287,669	69,159	7,136,129	7,026,253
Cash management	619,351	27,766	274	4,611	652,002	632,869
Advisory(3)	16,901	3,331	124	10	20,366	19,025
Total	$7,317,949	$128,701	$288,067	$73,780	$7,808,497	$7,678,147

The following table presents the component changes in AUM by product type for the three months ended September 30, 2020.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2020	(outflows)	change	impact(1)	2020	AUM(2)
Equity	$3,519,225	$2,168	$236,542	$26,183	$3,784,118	$3,727,501
Fixed income	2,411,092	70,362	15,546	34,465	2,531,465	2,499,751
Multi-asset	551,362	13,980	26,112	6,792	598,246	582,902
Alternatives:
Illiquid alternatives	76,607	2,202	104	810	79,723	78,413
Liquid alternatives	63,120	2,553	2,851	731	69,255	66,642
Currency and commodities(4)	60,291	6,339	6,514	178	73,322	71,044
Alternatives subtotal	200,018	11,094	9,469	1,719	222,300	216,099
Long-term	6,681,697	97,604	287,669	69,159	7,136,129	7,026,253
Cash management	619,351	27,766	274	4,611	652,002	632,869
Advisory(3)	16,901	3,331	124	10	20,366	19,025
Total	$7,317,949	$128,701	$288,067	$73,780	$7,808,497	$7,678,147

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.2 billion of iShares ETFs AUM held in advisory accounts associated with the FRBNY assignment as of September 30, 2020 (disclosed via FRBNY reporting as of October 8, 2020) are included within Fixed Income iShares ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(4)	Amounts include commodity iShares ETFs.

AUM increased $490.5 billion to $7.81 trillion at September 30, 2020, driven by net market appreciation, positive net inflows and the positive impact of foreign exchange movements.

Net market appreciation of $288.1 billion was primarily driven by global equity market appreciation.

Long-term net inflows of $97.6 billion included $41.3 billion, $36.7 billion and $19.6 billion of net inflows into iShares ETFs, institutional and retail products, respectively. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $41.3 billion reflected continued growth in fixed income and sustainable ETFs and inflows into core equity and precision exposures. Core and non-Core iShares ETFs saw net inflows of $13.5 billion and $27.8 billion, respectively. By region, iShares ETFs inflows were diversified with $27.6 billion of net inflows in US-listed iShares ETFs and $11.8 billion of net inflows in European-listed iShares ETFs.

•

Retail net inflows of $19.6 billion were positive in both the US and internationally and across all major asset classes, reflecting strength in active fixed income, equity, liquid alternatives and multi-asset funds. Retail net inflows also included the September 2020 close of the $2 billion BlackRock Capital Allocation Trust.

•

Institutional active net inflows of $29.6 billion were broad-based across all product categories and were led by fixed income net inflows, reflecting strong activity among insurance clients. Multi-asset net inflows were driven by continued growth in LifePath® target-date funds and OCIO clients.

•	Institutional index net inflows of $7.1 billion were primarily led by fixed income net inflows of $30.3 billion, partially offset by equity net outflows of $23.7 billion.

Cash management AUM increased to $652 billion, driven by net inflows of $27.8 billion.

AUM increased $73.8 billion due to the positive impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the British pound and the Euro.

Component Changes in AUM for the Nine Months Ended September 30, 2020

The following table presents the component changes in AUM by client type and product type for the nine months ended September 30, 2020.

	December 31,	Net inflows	Market	FX	September 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Retail:
Equity	$252,413	$23,244	$4,038	$(268)	$279,427	$252,221
Fixed income	305,265	8,564	3,208	(1,029)	316,008	303,363
Multi-asset	120,439	(3,126)	2,569	(174)	119,708	114,401
Alternatives	25,180	5,554	317	70	31,121	27,502
Retail subtotal	703,297	34,236	10,132	(1,401)	746,264	697,487
iShares ETFs:
Equity	1,632,972	11,050	(57,319)	146	1,586,849	1,504,589
Fixed income	565,790	75,359	19,246	2,604	662,999	611,117
Multi-asset	5,210	230	1	(11)	5,430	5,104
Alternatives	36,093	19,494	10,428	42	66,057	50,403
iShares ETFs subtotal	2,240,065	106,133	(27,644)	2,781	2,321,335	2,171,213
Institutional:
Active:
Equity	141,118	4,708	3,369	65	149,260	135,354
Fixed income	651,368	3,082	36,857	1,754	693,061	663,749
Multi-asset	434,233	16,211	11,737	2,061	464,242	431,055
Alternatives	111,951	6,269	1,989	350	120,559	114,414
Active subtotal	1,338,670	30,270	53,952	4,230	1,427,122	1,344,572
Index:
Equity	1,793,826	(38,086)	10,629	2,213	1,768,582	1,674,238
Fixed income	792,969	8,252	58,782	(606)	859,397	819,510
Multi-asset	8,239	301	237	89	8,866	8,104
Alternatives	4,848	45	(330)	-	4,563	4,487
Index subtotal	2,599,882	(29,488)	69,318	1,696	2,641,408	2,506,339
Institutional subtotal	3,938,552	782	123,270	5,926	4,068,530	3,850,911
Long-term	6,881,914	141,151	105,758	7,306	7,136,129	6,719,611
Cash management	545,949	104,405	156	1,492	652,002	602,703
Advisory(3)	1,770	18,350	266	(20)	20,366	10,679
Total	$7,429,633	$263,906	$106,180	$8,778	$7,808,497	$7,332,993

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.2 billion of iShares ETFs AUM held in advisory accounts associated with the FRBNY assignment as of September 30, 2020 (disclosed via FRBNY reporting as of October 8, 2020) are included within Fixed Income iShares ETFs AUM above. These holdings are excluded from Advisory AUM.

The following table presents the component changes in AUM by investment style and product type for the nine months ended September 30, 2020.

	December 31,	Net inflows	Market	FX	September 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Active:
Equity	$316,145	$21,616	$9,531	$339	$347,631	$311,834
Fixed income	939,275	10,151	39,061	925	989,412	949,178
Multi-asset	554,672	13,086	14,307	1,887	583,952	545,455
Alternatives	137,130	11,822	2,306	420	151,678	141,915
Active subtotal	1,947,222	56,675	65,205	3,571	2,072,673	1,948,382
Index and iShares ETFs:
iShares ETFs:
Equity	1,632,972	11,050	(57,319)	146	1,586,849	1,504,589
Fixed income	565,790	75,359	19,246	2,604	662,999	611,117
Multi-asset	5,210	230	1	(11)	5,430	5,104
Alternatives	36,093	19,494	10,428	42	66,057	50,403
iShares ETFs subtotal	2,240,065	106,133	(27,644)	2,781	2,321,335	2,171,213
Non-ETF Index
Equity	1,871,212	(31,750)	8,505	1,671	1,849,638	1,749,979
Fixed income	810,327	9,747	59,786	(806)	879,054	837,444
Multi-asset	8,239	300	236	89	8,864	8,105
Alternatives	4,849	46	(330)	-	4,565	4,488
Non-ETF Index subtotal	2,694,627	(21,657)	68,197	954	2,742,121	2,600,016
Index & iShares ETFs subtotal	4,934,692	84,476	40,553	3,735	5,063,456	4,771,229
Long-term	6,881,914	141,151	105,758	7,306	7,136,129	6,719,611
Cash management	545,949	104,405	156	1,492	652,002	602,703
Advisory(3)	1,770	18,350	266	(20)	20,366	10,679
Total	$7,429,633	$263,906	$106,180	$8,778	$7,808,497	$7,332,993

The following table presents the component changes in AUM by product type for the nine months ended September 30, 2020.

	December 31,	Net inflows	Market	FX	September 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Equity	$3,820,329	$916	$(39,283)	$2,156	$3,784,118	$3,566,402
Fixed income	2,315,392	95,257	118,093	2,723	2,531,465	2,397,739
Multi-asset	568,121	13,616	14,544	1,965	598,246	558,664
Alternatives:
Illiquid alternatives	75,349	6,354	(2,025)	45	79,723	76,697
Liquid alternatives	59,048	5,509	4,387	311	69,255	62,528
Currency and commodities(4)	43,675	19,499	10,042	106	73,322	57,581
Alternatives subtotal	178,072	31,362	12,404	462	222,300	196,806
Long-term	6,881,914	141,151	105,758	7,306	7,136,129	6,719,611
Cash management	545,949	104,405	156	1,492	652,002	602,703
Advisory(3)	1,770	18,350	266	(20)	20,366	10,679
Total	$7,429,633	$263,906	$106,180	$8,778	$7,808,497	$7,332,993

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.2 billion of iShares ETFs AUM held in advisory accounts associated with the FRBNY assignment as of September 30, 2020 (disclosed via FRBNY reporting as of October 8, 2020) are included within Fixed Income iShares ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(4)	Amounts include commodity iShares ETFs.

AUM increased $378.9 billion to $7.81 trillion at September 30, 2020, driven by positive net inflows and net market appreciation.

Net market appreciation of $106.2 billion was primarily driven by fixed income market appreciation, partially offset by deprecation in equity markets year to date.

Long-term net inflows of $141.2 billion included $106.1 billion, $34.2 billion and $30.3 billion of net inflows into iShares ETFs, retail and institutional active products, respectively, partially offset by net outflows $29.4 billion from institutional index clients. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $106.1 billion were led by growth in fixed income and sustainable ETFs. Core and non-Core iShares ETFs saw net inflows of $21.8 billion and $84.3 billion, respectively. By region, iShares ETFs inflows were diversified with $66 billion of net inflows in US-listed iShares ETFs and $32.4 billion of net inflows in European-listed iShares ETFs.

•

Retail net inflows of $34.2 billion primarily reflected net inflows from active equity, fixed income and alternative products, partially offset by net outflows from multi-asset world allocation strategies.

•	Institutional active inflows of $30.3 billion primarily reflected continued growth in LifePath target-date funds, illiquid alternatives and systematic active equity.

•

Institutional index net outflows of $29.4 billion were primarily driven by equity net outflows of $38.1 billion, driven by client de-risking, reallocating, rebalancing and liquidity needs in a more uncertain market environment, partially offset by $8.3 billion of net inflows into fixed income.

Cash management AUM increased to $652 billion, driven by net inflows of $104.4 billion.

AUM increased $8.8 billion due to the positive impact of foreign exchange movements, primarily due to the weakening of the US dollar against the Euro, partially offset by the strengthening of the US dollar against the British pound.

Component Changes in AUM for the Twelve Months Ended September 30, 2020

The following table presents the component changes in AUM by client type and product type for the twelve months ended September 30, 2020.

	September 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Retail:
Equity	$231,645	$25,180	$19,098	$3,504	$279,427	$248,948
Fixed income	297,186	13,556	3,959	1,307	316,008	302,419
Multi-asset	116,040	(3,714)	7,030	352	119,708	115,092
Alternatives	23,247	7,224	405	245	31,121	26,667
Retail subtotal	668,118	42,246	30,492	5,408	746,264	693,126
iShares ETFs:
Equity	1,468,711	60,122	52,720	5,296	1,586,849	1,507,986
Fixed income	539,260	100,322	17,597	5,820	662,999	596,496
Multi-asset	4,659	610	165	(4)	5,430	5,038
Alternatives	34,188	20,281	11,510	78	66,057	46,774
iShares ETFs subtotal	2,046,818	181,335	81,992	11,190	2,321,335	2,156,294
Institutional:
Active:
Equity	128,723	5,232	13,331	1,974	149,260	134,610
Fixed income	649,883	(2,066)	38,293	6,951	693,061	660,994
Multi-asset	398,937	31,429	26,224	7,652	464,242	425,765
Alternatives	105,521	10,972	2,293	1,773	120,559	112,942
Active subtotal	1,283,064	45,567	80,141	18,350	1,427,122	1,334,311
Index:
Equity	1,659,424	(51,017)	140,271	19,904	1,768,582	1,681,295
Fixed income	781,102	21,719	30,216	26,360	859,397	812,141
Multi-asset	8,085	247	441	93	8,866	8,095
Alternatives	4,570	90	(179)	82	4,563	4,526
Index subtotal	2,453,181	(28,961)	170,749	46,439	2,641,408	2,506,057
Institutional subtotal	3,736,245	16,606	250,890	64,789	4,068,530	3,840,368
Long-term	6,451,181	240,187	363,374	81,387	7,136,129	6,689,788
Cash management	510,984	134,204	1,164	5,650	652,002	583,512
Advisory(3)	1,767	18,353	252	(6)	20,366	8,618
Total	$6,963,932	$392,744	$364,790	$87,031	$7,808,497	$7,281,918

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.2 billion of iShares ETFs AUM held in advisory accounts associated with the FRBNY assignment as of September 30, 2020 (disclosed via FRBNY reporting as of October 8, 2020) are included within Fixed Income iShares ETFs AUM above. These holdings are excluded from Advisory AUM.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended September 30, 2020.

	September 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Active:
Equity	$290,519	$22,302	$30,974	$3,836	$347,631	$308,605
Fixed income	931,179	9,025	41,606	7,602	989,412	945,830
Multi-asset	514,973	27,720	33,255	8,004	583,952	540,857
Alternatives	128,766	18,195	2,699	2,018	151,678	139,608
Active subtotal	1,865,437	77,242	108,534	21,460	2,072,673	1,934,900
Index and iShares ETFs:
iShares ETFs:
Equity	1,468,711	60,122	52,720	5,296	1,586,849	1,507,986
Fixed income	539,260	100,322	17,597	5,820	662,999	596,496
Multi-asset	4,659	610	165	(4)	5,430	5,038
Alternatives	34,188	20,281	11,510	78	66,057	46,774
iShares ETFs subtotal	2,046,818	181,335	81,992	11,190	2,321,335	2,156,294
Non-ETF Index:
Equity	1,729,273	(42,907)	141,726	21,546	1,849,638	1,756,248
Fixed income	796,992	24,184	30,862	27,016	879,054	829,724
Multi-asset	8,089	242	440	93	8,864	8,095
Alternatives	4,572	91	(180)	82	4,565	4,527
Non-ETF Index subtotal	2,538,926	(18,390)	172,848	48,737	2,742,121	2,598,594
Index & iShares ETFs subtotal	4,585,744	162,945	254,840	59,927	5,063,456	4,754,888
Long-term	6,451,181	240,187	363,374	81,387	7,136,129	6,689,788
Cash management	510,984	134,204	1,164	5,650	652,002	583,512
Advisory(3)	1,767	18,353	252	(6)	20,366	8,618
Total	$6,963,932	$392,744	$364,790	$87,031	$7,808,497	$7,281,918

The following table presents the component changes in AUM by product type for the twelve months ended September 30, 2020.

	September 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Equity	$3,488,503	$39,517	$225,420	$30,678	$3,784,118	$3,572,839
Fixed income	2,267,431	133,531	90,065	40,438	2,531,465	2,372,050
Multi-asset	527,721	28,572	33,860	8,093	598,246	553,990
Alternatives:
Illiquid alternatives	70,516	10,420	(2,177)	964	79,723	75,583
Liquid alternatives	55,544	7,804	4,904	1,003	69,255	61,331
Currency and commodities(4)	41,466	20,343	11,302	211	73,322	53,995
Alternatives subtotal	167,526	38,567	14,029	2,178	222,300	190,909
Long-term	6,451,181	240,187	363,374	81,387	7,136,129	6,689,788
Cash management	510,984	134,204	1,164	5,650	652,002	583,512
Advisory(3)	1,767	18,353	252	(6)	20,366	8,618
Total	$6,963,932	$392,744	$364,790	$87,031	$7,808,497	$7,281,918

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.2 billion of iShares ETFs AUM held in advisory accounts associated with the FRBNY assignment as of September 30, 2020 (disclosed via FRBNY reporting as of October 8, 2020) are included within Fixed Income iShares ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(4)	Amounts include commodity iShares ETFs.

AUM increased $844.6 billion to $7.81 trillion at September 30, 2020, driven by positive net inflows, net market appreciation and the positive impact of foreign exchange movements.

Net market appreciation of $364.8 billion was driven by global equity and fixed income market appreciation.

Long-term net inflows of $240.2 billion were comprised of net inflows of $181.3 billion, $45.6 billion and $42.2 billion from iShares ETFs, institutional active and retail clients, respectively, partially offset by net outflows of $28.9 billion from institutional index products. Net flows in long-term products are described below.

•

iShares ETFs net inflows of $181.3 billion reflected $48.8 billion and $132.5 billion of net inflows into Core and non-Core ETFs, respectively. By region, iShares ETFs inflows were diversified with $115 billion of net inflows in US-listed iShares ETFs and $53.7 billion of net inflows in European-listed iShares ETFs. Fixed income net inflows of $100.3 billion were led by flows into investment grade corporate bonds, high yield, treasuries and core bond ETFs. Equity net inflows of $60.1 billion were driven by both US and international equity market exposures.

•	Institutional active net inflows of $45.6 billion primarily reflected continued growth in LifePath target-date funds, illiquid alternatives and systematic active equity.
•

Retail net inflows of $42.2 billion primarily reflected net inflows of $21.2 billion and $19.7 billion in Americas and EMEA, respectively. Retail net inflows reflected strength in global equity and sector equity funds, high yield, total return and municipal fixed income funds, and alternative funds.

•

Institutional index net outflows of $28.9 billion were primarily driven by equity net outflows of $51 billion, driven by client de-risking, reallocating, rebalancing and liquidity needs in a more uncertain market environment, partially offset by $21.7 billion of net inflows into fixed income, driven by demand for liability-driven investment solutions.

Cash management AUM increased to $652 billion, due to net inflows of $134.2 billion.

AUM increased $87 billion due to the positive impact of foreign exchange movements, primarily resulting from the weakening of the US dollar, largely against the Euro and the British pound.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and nine months ended September 30, 2020 and 2019 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).

Revenue

The table below presents detail of revenue for the three and nine months ended September 30, 2020 and 2019 and includes the product type mix of base fees and performance fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$457	$391	$1,236	$1,151
iShares ETFs	880	872	2,551	2,589
Non-ETF Index	164	168	505	495
Equity subtotal	1,501	1,431	4,292	4,235
Fixed income:
Active	498	496	1,443	1,427
iShares ETFs	297	251	817	705
Non-ETF Index	113	98	354	293
Fixed income subtotal	908	845	2,614	2,425
Multi-asset	289	288	852	852
Alternatives:
Illiquid alternatives	140	122	416	350
Liquid alternatives	132	105	361	301
Currency and commodities(1)	51	30	118	78
Alternatives subtotal	323	257	895	729
Long-Term	3,021	2,821	8,653	8,241
Cash management	204	159	593	447
Total base fees	3,225	2,980	9,246	8,688
Investment advisory performance fees:
Equity	4	1	29	5
Fixed income	9	—	13	2
Multi-asset	10	1	13	7
Alternatives:
Illiquid alternatives	6	5	55	40
Liquid alternatives	503	114	575	157
Alternatives subtotal	509	119	630	197
Total performance fees	532	121	685	211
Technology services revenue	282	259	834	700
Distribution fees:
Retrocessions	188	166	519	491
12b-1 fees (US mutual fund distribution fees)	85	90	254	267
Other	15	14	44	41
Total distribution fees	288	270	817	799
Advisory and other revenue:
Advisory	14	21	48	62
Other	28	41	97	102
Total advisory and other revenue	42	62	145	164
Total revenue	$4,369	$3,692	$11,727	$10,562

(1)	Amounts include commodity iShares ETFs.

The table below lists base fees and mix of average AUM by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Mix of Base Fees		Mix of Average AUM by Product Type(1)		Mix of Base Fees		Mix of Average AUM by Asset Class(2)
	2020	2019	2020	2019	2020	2019	2020	2019
Equity:
Active	15%	13%	4%	4%	14%	13%	4%	4%
iShares ETFs	27%	29%	20%	21%	28%	30%	21%	21%
Non-ETF Index	5%	6%	24%	25%	5%	6%	23%	26%
Equity subtotal	47%	48%	48%	50%	47%	49%	48%	51%
Fixed income:
Active	15%	17%	13%	14%	15%	17%	13%	13%
iShares ETFs	9%	8%	9%	8%	9%	8%	8%	7%
Non-ETF Index	4%	3%	11%	11%	4%	3%	12%	11%
Fixed income subtotal	28%	28%	33%	33%	28%	28%	33%	31%
Multi-asset	9%	10%	8%	8%	9%	10%	8%	8%
Alternatives:
Illiquid alternatives	4%	4%	1%	1%	5%	4%	1%	1%
Liquid alternatives	4%	4%	1%	1%	4%	3%	1%	1%
Currency and commodities(3)	2%	1%	1%	-%	1%	1%	1%	1%
Alternatives subtotal	10%	9%	3%	2%	10%	8%	3%	3%
Long-term	94%	95%	92%	93%	94%	95%	92%	93%
Cash management	6%	5%	8%	7%	6%	5%	8%	7%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(3)	Amounts include commodity iShares ETFs.

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Revenue increased $677 million, or 18%, from the three months ended September 30, 2019, reflecting higher performance fees and continued organic growth.

Investment advisory, administration fees and securities lending revenue of $3,225 million increased $245 million from $2,980 million for the three months ended September 30, 2019, primarily driven by organic growth, the positive impact of market beta and foreign exchange movements on average AUM, partially offset by strategic pricing changes to certain products. Securities lending revenue of $153 million in the current quarter compared with $150 million in the third quarter of 2019.

Investment advisory performance fees of $532 million increased $411 million from $121 million for the three months ended September 30, 2019, primarily reflecting strong performance from a single hedge fund with an annual performance measurement period that ends in the third quarter.

Technology services revenue of $282 million increased $23 million from $259 million for the three months ended September 30, 2019, primarily reflecting higher revenue from Aladdin.

Advisory and other revenue of $42 million decreased $20 million from $62 million for the three months ended September 30, 2019, primarily reflecting the impact of the previously discussed Charitable Contribution of BlackRock’s remaining 20% stake in PennyMac in the first quarter of 2020.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

Revenue increased $1,165 million, or 11%, from the nine months ended September 30, 2019, reflecting higher base fees, higher performance fees and higher technology services revenue.

Investment advisory, administration fees and securities lending revenue of $9,246 million increased $558 million from $8,688 million for the nine months ended September 30, 2019, primarily driven by organic growth, the positive impact of market beta and foreign exchange movements on average AUM, partially offset by strategic pricing changes to certain products. Securities lending revenue of $521 million increased $73 million from $448 million for the nine months ended September 30, 2019, primarily reflecting higher asset spreads and average balances of securities on loan.

Investment advisory performance fees of $685 million increased $474 million from $211 million for the nine months ended September 30, 2019, primarily reflecting higher revenue from alternative products including strong performance from a single hedge fund with an annual performance measurement period that ends in the third quarter.

Technology services revenue of $834 million increased $134 million from $700 million for the nine months ended September 30, 2019, primarily reflecting higher revenue from Aladdin and the impact of the eFront acquisition, which closed in May of 2019.

Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Expense:
Employee compensation and benefits	$1,411	$1,111	$3,700	$3,258
Distribution and servicing costs:
Retrocessions	188	166	519	491
12b-1 costs	83	89	247	265
Other	185	172	564	491
Total distribution and servicing costs	456	427	1,330	1,247
Direct fund expense	257	239	780	733
General and administration:
Marketing and promotional	48	79	156	241
Occupancy and office related	81	75	239	224
Portfolio services	73	64	203	191
Technology	93	70	273	206
Professional services	36	38	121	115
Communications	14	10	40	29
Foreign exchange remeasurement	1	(2)	7	18
Contingent consideration fair value adjustments	—	(1)	23	18
Product launch costs	80	—	164	59
Charitable Contribution	—	—	589	—
Other general and administration	35	52	176	142
Total general and administration expense	461	385	1,991	1,243
Amortization of intangible assets	27	28	79	68
Total expense	$2,612	$2,190	$7,880	$6,549

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Expense increased $422 million from the three months ended September 30, 2019, primarily driven by higher employee compensation and benefits expense, and higher general and administration expense, including the impact of product launch costs in the current quarter.

Employee compensation and benefits expense increased $300 million from the three months ended September 30, 2019, primarily reflecting higher incentive compensation associated with higher performance fees and operating income.

General and administration expense increased $76 million from the three months ended September 30, 2019, reflecting $80 million of previously described product launch costs. The increase also reflected higher technology expense, including certain costs related to COVID-19, and lower marketing and promotional expense.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

Expense increased $1,331 million from the nine months ended September 30, 2019, primarily driven by higher general and administration expense, including the impact of the Charitable Contribution and higher product launch costs, higher employee compensation and benefits expense, and higher volume-related expense for the nine months ended September 30, 2020.

Employee compensation and benefits expense increased $442 million from the nine months ended September 30, 2019, primarily reflecting higher base and incentive compensation, driven in part by higher performance fees and operating income.

Direct fund expense increased $47 million from the nine months ended September 30, 2019, reflecting higher average AUM.

General and administration expense increased $748 million from the nine months ended September 30, 2019, primarily driven by $589 million of expense related to the Charitable Contribution, higher product launch costs, higher technology expense, including certain costs related to COVID-19, costs related to certain legal matters, including Aviron Capital, LLC., and a $12 million impairment of a fixed asset. The increase was partially offset by lower marketing and promotional expense and lower foreign exchange remeasurement expense for the nine months ended September 30, 2020.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Nonoperating income (expense), GAAP basis(1)	$224	$(42)	$510	$140
Less: Net income (loss) attributable to NCI	153	—	162	17
Nonoperating income (expense), net of NCI(2)	$71	$(42)	$348	$123

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Net gain (loss) on investments(1)(2)
Private equity	$18	$6	$8	$38
Real assets	6	12	11	22
Other alternatives(3)	14	3	10	18
Other investments(4)	55	—	35	104
Subtotal	93	21	64	182
Gain related to the Charitable Contribution	—	—	122	—
Other gains (losses)(5)	23	(28)	279	25
Total net gain (loss) on investments(1)(2)	116	(7)	465	207
Interest and dividend income	9	19	34	68
Interest expense	(54)	(54)	(151)	(152)
Net interest expense	(45)	(35)	(117)	(84)
Nonoperating income (expense)(1)	$71	$(42)	$348	$123

(1)	Net of net income (loss) attributable to NCI.
(2)

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, is an effective measure for reviewing BlackRock’s nonoperating results, which ultimately impacts BlackRock’s book value. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and nine months ended September 30, 2020 and 2019.

(3)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include net gains (losses) related to unhedged equity, fixed income and multi-asset seed investments.
(5)

Amount for the nine months ended September 30, 2020 includes a nonoperating pre-tax gain of approximately $240 million in connection with a recapitalization of iCapital. Additional amounts primarily include noncash pre-tax gains (losses) related to the revaluation of a corporate minority investment.

Income Tax Expense

	GAAP				As Adjusted(1)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Operating income(1)	$1,757	$1,502	$3,847	$4,013	$1,757	$1,502	$4,436	$4,013
Total nonoperating income (expense)(1)(2)	$71	$(42)	$348	$123	$71	$(42)	$226	$123
Income before income taxes	$1,828	$1,460	$4,195	$4,136	$1,828	$1,460	$4,662	$4,136
Income tax expense	$464	$341	$811	$961	$410	$341	$998	$961
Effective tax rate	25.4%	23.3%	19.3%	23.2%	22.5%	23.3%	21.4%	23.2%

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Net of net income (loss) attributable to NCI.

The nine months ended September 30, 2020 income tax expense included discrete tax benefit of $241 million recognized in connection with the Charitable Contribution, which was excluded from as adjusted results, and $78 million of discrete tax benefits, including benefits related to stock-based compensation awards that vested in the first quarter of 2020.

The three and nine months ended September 30, 2020 income tax expense also included the previously described $54 million noncash net expense related to the legislation enacted in the United Kingdom, which was excluded from as adjusted results.

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

	September 30, 2020
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Products(2)	As Adjusted
Assets
Cash and cash equivalents	$6,507	$—	$208	$6,299
Accounts receivable	3,706	—	—	3,706
Investments	6,307	—	2,233	4,074
Separate account assets and collateral held under securities lending agreements	111,131	111,131	—	—
Other assets(3)	4,623	—	90	4,533
Subtotal	132,274	111,131	2,531	18,612
Goodwill and intangible assets, net	32,844	—	—	32,844
Total assets	$165,118	$111,131	$2,531	$51,456
Liabilities
Accrued compensation and benefits	$1,847	$—	$—	$1,847
Accounts payable and accrued liabilities	988	—	—	988
Borrowings	7,227	—	—	7,227
Separate account liabilities and collateral liabilities under securities lending agreements	111,131	111,131	—	—
Deferred income tax liabilities(4)	3,742	—	—	3,742
Other liabilities	4,167	—	388	3,779
Total liabilities	129,102	111,131	388	17,583
Equity
Total stockholders’ equity	33,873	—	—	33,873
Noncontrolling interests	2,143	—	2,143	—
Total equity	36,016	—	2,143	33,873
Total liabilities and equity	$165,118	$111,131	$2,531	$51,456

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

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of September 30, 2020 and December 31, 2019 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.   Cash and cash equivalents at September 30, 2020 and December 31, 2019 included $208 million and $141 million, respectively, of cash held by consolidated sponsored investment products (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the nine months ended September 30, 2020).

Accounts receivable at September 30, 2020 increased $527 million from December 31, 2019, primarily due to higher performance fee, technology services and base fee receivables. Investments, including the impact of consolidated sponsored investment products, increased $818 million from December 31, 2019 (for more information see Investments herein). Goodwill and intangible assets decreased $87 million from December 31, 2019, primarily due to amortization of intangible assets. Other assets (including operating lease right-of-use assets and property and equipment) increased $739 million from December 31, 2019, primarily due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities), partially offset by a net decrease in certain corporate minority investments, primarily related to the previously discussed Charitable Contribution of BlackRock’s remaining 20% stake in PennyMac.

Liabilities.    Accrued compensation and benefits at September 30, 2020 decreased $210 million from December 31, 2019, primarily due to 2019 incentive compensation cash payments in the first quarter of 2020, partially offset by 2020 incentive compensation accruals. Accounts payable and accrued liabilities at September 30, 2020 decreased $179 million from December 31, 2019, primarily due to lower current income taxes payables. Other liabilities increased $697 million from December 31, 2019, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets), partially offset by lower contingent liabilities related to certain acquisitions. Net deferred income tax liabilities at September 30, 2020 increased $8 million from December 31, 2019, primarily due to the effects of temporary differences associated with stock-based compensation and the revaluation of certain deferred income tax liabilities due to tax legislation enacted in the United Kingdom, partially offset by the effects of temporary differences associated with investment income and the income tax benefit related to the Charitable Contribution.

Investments

The Company’s investments were $6,307 million and $5,489 million at September 30, 2020 and December 31, 2019, respectively. Investments include consolidated investments held by sponsored investment products accounted for as VREs and VIEs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	September 30,	December 31,
(in millions)	2020	2019
Investments, GAAP	$6,307	$5,489
Investments held by consolidated sponsored investment products	(4,517)	(3,784)
Net interest in consolidated sponsored investment products(1)	2,284	2,290
Investments, as adjusted	4,074	3,995
Federal Reserve Bank stock	(94)	(93)
Deferred compensation investments	(5)	(23)
Hedged investments	(735)	(644)
Carried interest	(483)	(528)
Total “economic” investment exposure(2)	$2,757	$2,707

(1)	Amounts include carried interest (VIEs) of $462 million and $514 million at September 30, 2020 and December 31, 2019, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)	Amounts exclude investments in corporate minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(in millions)	2020	2019
Equity(1)	$715	$609
Fixed income(2)	1,018	1,008
Multi-asset(3)	136	178
Alternatives:
Private equity	382	355
Real assets	262	322
Other alternatives(4)	244	235
Alternatives subtotal	888	912
Total “economic” investment exposure	$2,757	$2,707

(1)	Equity includes unhedged seed investments in equity mutual funds/strategies and equity securities.
(2)	Fixed income includes unhedged seed investments in fixed income mutual funds/strategies, bank loans and UK government securities, primarily held for regulatory purposes.
(3)	Multi-asset includes unhedged seed investments in multi-asset mutual funds/strategies.
(4)	Other alternatives include direct hedge fund strategies and hedge fund solutions.

As adjusted investment activity for the nine months ended September 30, 2020 was as follows:

(in millions)	Nine Months Ended September 30, 2020
Investments, as adjusted, beginning balance	$3,995
Purchases/capital contributions	883
Sales/maturities	(664)
Distributions(1)	(170)
Market appreciation(depreciation)/earnings from equity method investments	60
Carried interest capital allocations/(distributions)	(45)
Other(2)	15
Investments, as adjusted, ending balance	$4,074

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment products:

(in millions)	GAAP Basis	Cash Flows of Consolidated Sponsored Investment Products	Cash Flows Excluding Impact of Consolidated Sponsored Investment Products
Cash, cash equivalents and restricted cash, December 31, 2019	$4,846	$141	$4,705
Net cash provided by/(used in) operating activities	1,764	(1,287)	3,051
Net cash provided by/(used in) investing activities	(177)	(42)	(135)
Net cash provided by/(used in) financing activities	106	1,396	(1,290)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	—	(15)
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,678	67	1,611
Cash, cash equivalents and restricted cash, September 30, 2020	$6,524	$208	$6,316

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

Cash flows used in investing activities, excluding the impact of consolidated sponsored investment products, for the nine months ended September 30, 2020 were $135 million and reflected $140 million of purchases of property and equipment and $119 million of net investment purchases, partially offset by $124 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of consolidated sponsored investment products, for the nine months ended September 30, 2020 were $1.3 billion, primarily resulting from $1.8 billion of share repurchases, including $1.1 billion from PNC, $412 million in open market transactions and $280 million of employee tax withholdings related to employee stock transactions, and $1.7 billion of cash dividend payments, partially offset by $2.2 billion of proceeds from long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
(in millions)	2020	2019
Cash and cash equivalents(1)	$6,507	$4,829
Cash and cash equivalents held by consolidated sponsored investment products(2)	(208)	(141)
Subtotal	6,299	4,688
Credit facility – undrawn	4,000	4,000
Total liquidity resources(3)	$10,299	$8,688

(1)

The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 55% and 45% at September 30, 2020 and December 31, 2019, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(3)	Amounts do not reflect year-end incentive compensation accruals, which are paid in the first quarter.

Total liquidity resources increased $1,611 million during the nine months ended September 30, 2020, primarily reflecting $2.2 billion of proceeds from long-term borrowings and cash flows from other operating activities, partially offset by cash payments of 2019 year-end incentive awards, share repurchases of $1.8 billion, including $1.1 billion from PNC, and cash dividend payments of $1.7 billion.

A significant portion of the Company’s $4,074 million of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

The Company continues to monitor its liquidity and capital resources due to the current pandemic. The Company’s liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the nine months ended September 30, 2020.

Share Repurchases.  During the nine months ended September 30, 2020, the Company repurchased 0.8 million common shares in open market transactions under the share repurchase program for approximately $412 million. At September 30, 2020, there were 5.1 million shares still authorized to be repurchased.

Including the repurchase from PNC, which was in addition to the share repurchase authorization under the Company’s existing share repurchase program, the Company has repurchased an aggregate of approximately $1.5 billion of its common shares during the nine months ended September 30, 2020 and has now completed its targeted level of share repurchases for the year, but will remain opportunistic should relative valuation opportunities arise.

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

BlackRock Institutional Trust Company, N.A. (“BTC”) is chartered as a national bank that does not accept deposits or make commercial loans and whose powers are limited to trust and other fiduciary activities. BTC provides investment management and other fiduciary services, including investment advisory and securities lending agency services, to institutional clients. BTC is subject to regulatory capital and liquid asset requirements administered by the US Office of the Comptroller of the Currency.

At September 30, 2020 and December 31, 2019, the Company was required to maintain approximately $2.2 billion and $1.9 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2020 Revolving Credit Facility.   The Company’s credit facility has an aggregate commitment amount of $4.0 billion and was amended in March 2020 to extend the maturity date to March 2025 (the “2020 credit facility”). The 2020 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2020 credit facility to an aggregate principal amount not to exceed $5.0 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2020 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2020. The 2020 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At September 30, 2020, the Company had no amount outstanding under the 2020 credit facility.

Commercial Paper Program.   The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4.0 billion. The commercial paper program is currently supported by the 2020 credit facility. At September 30, 2020, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At September 30, 2020, the principal amount of long-term borrowings outstanding was $7.3 billion. See Note 15, Borrowings, in the 2019 Form 10-K for more information on borrowings outstanding as of December 31, 2019.

During the nine months ended September 30, 2020, the Company paid approximately $124 million of interest on long-term borrowings. Future principal repayments and interest requirements at September 30, 2020 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2020	$—	$57	$57
2021	750	189	939
2022	750	161	911
2023	—	148	148
2024	1,000	130	1,130
2025(1)	821	113	934
Thereafter	3,950	386	4,336
Total	$7,271	$1,184	$8,455

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using the EUR/USD foreign exchange rate as of September 30, 2020.

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

In April 2020, the Company issued $1.25 billion in aggregate principal amount of 1.90% senior unsecured and unsubordinated notes maturing on January 28, 2031 (the “2031 Notes”). The net proceeds of the 2031 Notes are being used for general corporate purposes, which may include the future repayment of all or a portion of the $750 million 4.25% Notes due May 2021. Interest of approximately $24 million per year is payable semi-annually on January 28 and July 28 of each year, which commenced on July 28, 2020. The 2031 Notes may be redeemed prior to October 28, 2030 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2031 Notes thereafter. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2031 Notes.

Commitments and Contingencies

Investment Commitments.    At September 30, 2020, the Company had $703 million of various capital commitments to fund sponsored investment products, including consolidated sponsored investment products. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at September 30, 2020 totaled $28 million and is included in other liabilities on the condensed consolidated statements of financial condition.

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

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of September 30, 2020 and subject to this type of indemnification was $249 billion. In the Company’s capacity as lending agent, cash and securities totaling $265 billion were held as collateral for indemnified securities on loan at September 30, 2020. The fair value of these indemnifications was not material at September 30, 2020.

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

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At September 30, 2020 and December 31, 2019, the Company had $447 million and $483 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown. See Note 16, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and nine months ended September 30, 2020 and 2019.

Accounting Developments

For accounting pronouncements that the Company adopted during the nine months ended September 30, 2020, see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of assets under management (“AUM”) and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2020, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At September 30, 2020, the Company had outstanding total return swaps with an aggregate notional value of approximately $735 million. At September 30, 2020, there were no outstanding interest rate swaps.

At September 30, 2020, approximately $4.5 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as variable interest entities and voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $2.8 billion. See Statement of Financial Condition Overview-Investments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk.    At September 30, 2020, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $995 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $100 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.   At September 30, 2020, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1,762 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $43 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $886 million at September 30, 2020. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $89 million decline in the carrying value of such investments.

Other Market Risks.   The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At September 30, 2020, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $4.1 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In addition, there was no material impact to our internal control over financial reporting while most of our employees are working remotely due to the COVID-19 pandemic.  The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 15, Commitments and Contingencies, in the notes to the condensed consolidated financial statements of this Form 10-Q.

Item 1A.    Risk Factors

In addition to the risk factors previously disclosed in BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2019, BlackRock’s business, financial condition or results of operations could be materially adversely affected by any of the following risks.

RISKS RELATED TO OUR BUSINESS

The COVID-19 pandemic has caused and is causing significant harm to the global economy and may adversely affect our business, including our operations and financial condition, and may cause our assets under management (“AUM”), revenue and earnings to decline. The COVID-19 pandemic continues to result in authorities taking numerous measures to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures may continue to, among other things, severely restrict global economic activity, which can disrupt supply chains, lower asset valuations, significantly increase unemployment and underemployment levels, decrease liquidity in markets for certain securities and cause significant volatility and disruption in the financial markets.

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

The extent to which COVID-19, and the related global economic crisis, affect our business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on our products, clients, vendors and employees. Moreover, the effects of the COVID-19 pandemic may heighten the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent reports filed with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	8,472	$533.41	—	5,041,968
August 1, 2020 through August 31, 2020	6,374	$573.68	—	5,041,968
September 1, 2020 through September 30, 2020	2,863	$600.40	—	5,041,968
Total	17,709	$558.74	—

_______________________

(1)

Includes purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards.

Item 6.    Exhibits

Exhibit No.	Description

3.1(1)	Certificate of Elimination relating to the Preferred Stock, dated October 6, 2020.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 6, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: November 5, 2020		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer