Form 10-K
period 2020-12-31
BlackRock Inc.
filed 2021-02-25
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

       Non-accelerated filer ☐

            Smaller reporting company☐

            Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2020 was approximately $81.9 billion.

As of January 31, 2021, there were 152,633,854 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2021 annual meeting of stockholders to be held on May 26, 2021 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Part I

Item 1. Business

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $8.68 trillion of assets under management (“AUM”) at December 31, 2020. With approximately 16,500 employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment management and technology services to institutional and retail clients worldwide.

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® exchange-traded funds (“ETFs”), separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, eFront, Cachematrix and FutureAdvisor, as well as advisory services and solutions to a broad base of institutional and wealth management clients. The Company is highly regulated and manages its clients’ assets as a fiduciary. The Company does not engage in proprietary trading activities that could conflict with the interests of its clients.

BlackRock serves a diverse mix of institutional and retail clients across the globe. Clients include tax-exempt institutions, such as defined benefit and defined contribution pension plans, charities, foundations and endowments; official institutions, such as central banks, sovereign wealth funds, supranationals and other government entities; taxable institutions, including insurance companies, financial institutions, corporations and third-party fund sponsors, and retail intermediaries.

BlackRock maintains a significant global sales and marketing presence that is focused on establishing and maintaining retail and institutional investment management and technology service relationships by marketing its services to investors directly and through third-party distribution relationships, including financial professionals and pension consultants.

BlackRock is an independent, publicly traded company, with no single majority shareholder and over 85% of its Board of Directors consisting of independent directors.

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

•

the Company’s breadth of investment strategies, including market-cap weighted index, factors, systematic active, traditional fundamental active, high conviction alpha and illiquid alternative product offerings, which enhance its ability to tailor whole-portfolio investment solutions to address specific client needs;

•

the Company’s differentiated client relationships and fiduciary focus, which enable effective positioning toward changing client needs and macro trends including the secular shift to index investing and ETFs, a focus on income and retirement, increasing demand for sustainable investment strategies and barbelling using index, active and illiquid alternatives products; and

•

the Company’s longstanding commitment to innovation, technology services and the continued development of, and increased interest in, BlackRock technology products and solutions, including Aladdin, Aladdin Wealth, eFront, Cachematrix, and FutureAdvisor. This commitment is further extended by minority investments in distribution technologies including Envestnet, Scalable Capital, iCapital, Acorns and Embark. In January 2021, BlackRock also announced a minority investment in Clarity AI, a sustainability analytics and data science platform.

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

Financial Highlights

(in millions, except per share data)
GAAP:	2020	2019	2018	2017	2016
Total revenue	$16,205	$14,539	$14,198	$13,600	$12,261
Operating income	$5,695	$5,551	$5,457	$5,254	$4,565
Operating margin	35.1%	38.2%	38.4%	38.6%	37.2%
Nonoperating income (expense)(1)	$475	$186	$(76)	$(32)	$(108)
Net income attributable to BlackRock, Inc.	$4,932	$4,476	$4,305	$4,952	$3,168
Diluted earnings per common share	$31.85	$28.43	$26.58	$30.12	$19.02

(in millions, except per share data)
As adjusted(2):	2020	2019	2018	2017	2016
Operating income	$6,284	$5,551	$5,531	$5,269	$4,669
Operating margin	44.9%	43.7%	44.3%	44.1%	43.8%
Nonoperating income (expense)(1)	$353	$186	$(76)	$(32)	$(108)
Net income attributable to BlackRock, Inc.(3)	$5,237	$4,484	$4,361	$3,698	$3,210
Diluted earnings per common share(3)	$33.82	$28.48	$26.93	$22.49	$19.27

(1)	Net of net income (loss) attributable to noncontrolling interests (redeemable and nonredeemable).
(2)

BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures, for further information on non-GAAP financial measures and for as adjusted items for 2020 and 2019.

In 2018 and 2016, a restructuring charge, primarily comprised of severance and accelerated amortization expense of previously granted compensation awards, has been excluded to provide more meaningful analysis of BlackRock’s ongoing operations and to ensure comparability among periods presented. In 2018, 2017 and 2016, the portion of compensation expense associated with certain long-term incentive plans funded through share distributions to participants of BlackRock stock held by PNC has been excluded because it ultimately did not impact BlackRock’s book value.

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

Assets Under Management

The Company’s AUM by product type for the years 2016 through 2020 is presented below.

	December 31,
(in millions)	2020	2019	2018	2017	2016	5-Year CAGR(1)
Equity	$4,419,806	$3,820,329	$3,035,825	$3,371,641	$2,657,176	13%
Fixed income	2,674,488	2,315,392	1,884,417	1,855,465	1,572,365	13%
Multi-asset	658,733	568,121	461,884	480,278	395,007	12%
Alternatives	235,042	178,072	143,358	129,347	116,938	16%
Long-term	7,988,069	6,881,914	5,525,484	5,836,731	4,741,486	13%
Cash management	666,252	545,949	448,565	449,949	403,584	17%
Advisory	22,359	1,770	1,769	1,515	2,782	17%
Total	$8,676,680	$7,429,633	$5,975,818	$6,288,195	$5,147,852	13%

(1)	Percentage represents CAGR over a five-year period (December 31, 2015 – December 31, 2020).

Component changes in AUM by product type for the five years ended December 31, 2020 are presented below.

(in millions)	December 31, 2015	Net inflows (outflows)	Acquisitions and dispositions(1)	Market change	FX impact	December 31, 2020	5-Year CAGR(2)
Equity	$2,423,772	$274,083	$2,590	$1,677,581	$41,780	$4,419,806	13%
Fixed income	1,422,368	799,393	18,539	399,477	34,711	2,674,488	13%
Multi-asset	376,336	73,572	683	196,244	11,898	658,733	12%
Alternatives	112,839	80,090	8,267	31,762	2,084	235,042	16%
Long-term	4,335,315	1,227,138	30,079	2,305,064	90,473	7,988,069	13%
Cash management	299,884	273,890	81,321	6,253	4,904	666,252	17%
Advisory	10,213	11,622	—	157	367	22,359	17%
Total	$4,645,412	$1,512,650	$111,400	$2,311,474	$95,744	$8,676,680	13%

(1)

Amounts include AUM acquired in the BofA® Global Capital Management transaction in April 2016, AUM acquired in the acquisition of the equity infrastructure franchise of First Reserve (“First Reserve Transaction”) in June 2017, net AUM from the acquisitions of Tennenbaum Capital Partners in August 2018 (“TCP Transaction”) and the asset management business of Citibanamex in September 2018 (“Citibanamex Transaction”), AUM reclassifications and net dispositions related to the transfer of BlackRock’s UK Defined Contribution Administration and Platform business to Aegon N.V. in July 2018 (“Aegon Transaction”), and net AUM dispositions related to the sale of BlackRock’s minority interest in DSP BlackRock Investment Managers Pvt. Ltd. to the DSP Group in August 2018 (“DSP Transaction”).

(2)	Percentage represents CAGR over a five-year period (December 31, 2015 – December 31, 2020).

AUM represents the broad range of financial assets managed for clients on a discretionary basis pursuant to investment management and trust agreements that are expected to continue for at least 12 months. In general, reported AUM reflects the valuation methodology that corresponds to the basis used for determining revenue (for example, net asset value). Reported AUM does not include assets for which BlackRock provides risk management or other forms of nondiscretionary advice, or assets that the Company is retained to manage on a short-term, temporary basis.

Investment management fees are typically earned as a percentage of AUM. BlackRock also earns performance fees on certain portfolios relative to an agreed-upon benchmark or return hurdle. On some products, the Company also may earn securities lending revenue. In addition, BlackRock offers its proprietary Aladdin investment system as well as risk management, outsourcing, advisory and other technology services, to institutional investors and wealth management intermediaries. Revenue for these services may be based on several criteria including value of positions, number of users, implementation go-lives, software solution delivery and support, and hosting services.

At December 31, 2020, total AUM was $8.68 trillion, representing a CAGR of 13% over the last five years. AUM growth during the period was achieved through the combination of net market valuation gains, net inflows and acquisitions, including BofA Global Capital Management, which added $80.6 billion of AUM in 2016, the First Reserve Transaction, which added $3.3 billion of AUM in 2017 and the net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction, which added $27.5 billion of AUM in 2018. Our AUM mix encompasses a broadly diversified product range, as described below.

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

Clients include tax-exempt institutions, such as defined benefit and defined contribution pension plans, charities, foundations and endowments; official institutions, such as central banks, sovereign wealth funds, supranationals and other government entities; taxable institutions, including insurance companies, financial institutions, corporations and third-party fund sponsors, and retail intermediaries.

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

AUM by investment style and client type at December 31, 2020 is presented below.

(in millions)	Retail	iShares ETFs	Institutional	Total
Active	$726,424	$—	$1,524,462	$2,250,886
Non-ETF Index	119,493	—	2,948,683	3,068,176
iShares ETFs	—	2,669,007	—	2,669,007
Long-term	845,917	2,669,007	4,473,145	7,988,069
Cash management	11,702	—	654,550	666,252
Advisory	—	—	22,359	22,359
Total	$857,619	$2,669,007	$5,150,054	$8,676,680

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

Retail represented 11% of long-term AUM at December 31, 2020 and 31% of long-term investment advisory, administration fees and securities lending revenue (collectively “base fees”) for 2020.

iShares ETFs have a significant retail component but is shown separately below. With the exclusion of iShares ETFs, retail AUM is predominantly comprised of active mutual funds. Mutual funds totaled $694.9 billion, or 82%, of retail long-term AUM at year-end, with the remainder invested in private investment funds and separately managed accounts. 86% of retail long-term AUM is invested in active products.

Component changes in retail long-term AUM for 2020 are presented below.

(in millions)	December 31, 2019	Net inflows (outflows)	Market change	FX impact	December 31, 2020
Equity	$252,413	$39,341	$42,545	$4,135	$338,434
Fixed income	305,265	22,784	9,725	2,694	340,468
Multi-asset	120,439	(481)	12,262	404	132,624
Alternatives	25,180	7,912	929	370	34,391
Total	$703,297	$69,556	$65,461	$7,603	$845,917

The retail client base is diversified geographically, with 66% of long-term AUM managed for investors based in the Americas, 29% in EMEA and 5% in Asia-Pacific at year-end 2020.

•

US retail long-term net inflows of $24.6 billion were led by fixed income net inflows of $10.1 billion. Fixed income net inflows were diversified across exposures and products, with strong flows into high yield, total return and core bond offerings. Equity net inflows of $7.5 billion were led by flows into high-performing technology, health sciences and US growth equities franchises. Alternatives net inflows of $4.2 billion were driven by flows into the BlackRock Alternative Capital Strategies and Global Event Driven funds. Multi-asset net inflows  of $2.8 billion included the successful close of the $2.2 billion BlackRock Capital Allocation Trust.

In the fourth quarter of 2020, BlackRock announced the acquisition of Aperio, a pioneer in customizing tax-optimized index equity separately managed accounts (“SMA”), to enhance our wealth platform and provide whole-portfolio solutions to ultra-high net worth advisors. By combining Aperio with BlackRock’s existing SMA franchise the Company plans to expand the breadth of personalization capabilities available to wealth managers from BlackRock via tax-managed strategies across factors, broad market indexing, and investor Environmental, Social, and Governance preferences across all asset classes. The transaction closed in February of 2021 and Aperio will operate as part of BlackRock’s US Wealth Advisory business.

•

International retail long-term net inflows of $45.0 billion were led by equity net inflows of $31.9 billion, reflecting strong flows into index equity mutual funds, and high-performing technology and health sciences active equity franchises. Fixed income net inflows of $12.6 billion were driven by flows into index fixed income mutual funds and Asian bond strategies. Alternatives net inflows of $3.7 billion reflected demand for European Absolute Alpha and Global Event Driven funds. Multi-asset net outflows of $3.2 billion were primarily due to outflows from world allocation strategies.

iShares ETFs

iShares is the leading ETF provider in the world with $2.7 trillion of AUM at December 31, 2020, and generated net inflows of $184.9 billion in 2020. iShares fixed income net inflows of $88.9 billion were diversified across exposures, led by flows into US investment grade corporate, core and high yield bond funds. The resilience and performance of iShares fixed income ETFs in periods of market disruption during the year drove increased confidence among investors that ETFs are valuable tools for liquidity, price transparency and market exposure, leading to strong inflows throughout 2020.  iShares equity net inflows of $76.3 billion were driven by flows into sustainable and core equity ETFs. iShares Sustainable ETFs saw net inflows of $43.8 billion in 2020, primarily into equities, with AUM tripling to nearly $80 billion.  iShares multi-asset and alternative ETFs contributed a combined $19.7 billion of net inflows, primarily into commodities funds.

iShares ETFs represented 33% of long-term AUM at December 31, 2020 and 40% of long-term base fees for 2020.

Component changes in iShares ETFs AUM for 2020 are presented below.

(in millions)	December 31, 2019	Net inflows (outflows)	Market change	FX impact	December 31, 2020
Equity	$1,632,972	$76,307	$186,918	$8,904	$1,905,101
Fixed income	565,790	88,894	28,009	7,340	690,033
Multi-asset	5,210	646	388	24	6,268
Alternatives(1)	36,093	19,038	12,331	143	67,605
Total	$2,240,065	$184,885	$227,646	$16,411	$2,669,007

(1)	Amounts include commodity iShares ETFs.

Our broad iShares ETF product range offers investors a precise, transparent and efficient way to gain exposure to a full range of asset classes and global markets that have been difficult for many investors to access, as well as the liquidity required to make adjustments to their exposures quickly and cost-efficiently.

•	US iShares ETF[1] AUM ended 2020 at $2.0 trillion with $114.8 billion of net inflows driven by strong demand for a diverse range of fixed income, sustainable, core equity and commodities ETFs.
•	International iShares ETF[1] AUM ended 2020 at $678.8 billion with net inflows of $70.1 billion, similarly reflecting strong flows into fixed income, sustainable and core equity ETFs.

1Regional iShares ETF amounts based on jurisdiction of product, not underlying client.

Institutional

BlackRock serves institutional investors on six continents in sub-categories including: pensions, endowments and foundations, official institutions, and financial institutions; institutional AUM is diversified across product and region.

Component changes in institutional long-term AUM for 2020 are presented below.

(in millions)	December 31, 2019	Net inflows (outflows)	Market change	FX impact	December 31, 2020
Active:
Equity	$141,118	$1,890	$24,045	$2,469	$169,522
Fixed income	651,368	6,598	49,712	8,591	716,269
Multi-asset	434,233	13,639	52,365	11,005	511,242
Alternatives	111,951	9,497	3,861	2,120	127,429
Active subtotal	1,338,670	31,624	129,983	24,185	1,524,462
Index:
Equity	1,793,826	(68,543)	254,475	26,991	2,006,749
Fixed income	792,969	39,685	67,623	27,441	927,718
Multi-asset	8,239	(591)	749	202	8,599
Alternatives	4,848	732	(50)	87	5,617
Index subtotal	2,599,882	(28,717)	322,797	54,721	2,948,683
Total	$3,938,552	$2,907	$452,780	$78,906	$4,473,145

Institutional active AUM ended 2020 at $1.5 trillion, reflecting $31.6 billion of net inflows, positive across all asset classes. Multi-asset strategies saw continued growth, with net inflows of $13.6 billion reflecting ongoing demand for solutions offerings and the LifePath® target-date suite.

Alternatives net inflows of $9.5 billion were led by inflows into infrastructure, private equity and private credit. Excluding return of capital and investment of $7.5 billion, alternatives net inflows were $17.0 billion. In addition, 2020 was another strong fundraising year for illiquid alternatives, and at year-end 2020 BlackRock had approximately $24 billion of non-fee-earning committed capital to deploy for institutional clients, which is not included in AUM.

Institutional active represented 19% of long-term AUM and 20% of long-term base fees for 2020.

Institutional index AUM totaled $2.9 trillion at December 31, 2020, reflecting $28.7 billion of net outflows. Equity net outflows of $68.5 billion partially resulted from clients rebalancing portfolios after significant equity market gains, or tactically shifting assets to fixed income and cash. Fixed income net inflows of $39.7 billion were driven by demand for liability-driven investment solutions.

Institutional index represented 37% of long-term AUM and 9% of long-term base fees for 2020.

The Company’s institutional clients consist of the following:

•

Pensions, Foundations and Endowments. BlackRock is among the world’s largest managers of pension plan assets with $3.0 trillion, or 66%, of long-term institutional AUM managed for defined benefit, defined contribution and other pension plans for corporations, governments and unions at December 31, 2020. The market landscape continues to shift from defined benefit to defined contribution, and our defined contribution channel represented $1.2 trillion of total pension AUM. BlackRock remains well positioned to capitalize on the on-going evolution of the defined contribution market and demand for outcome-oriented investments. An additional $76.9 billion, or 2%, of long-term institutional AUM was managed for other tax-exempt investors, including charities, foundations and endowments.

•

Official Institutions. BlackRock managed $275.4 billion, or 6%, of long-term institutional AUM for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies at year-end 2020. These clients often require specialized investment advice, the use of customized benchmarks and training support.

•

Financial and Other Institutions. BlackRock is a top independent manager of assets for insurance companies, which accounted for $450.3 billion, or 10%, of long-term institutional AUM at year-end 2020. Assets managed for other taxable institutions, including corporations, banks and third-party fund sponsors for which the Company provides sub-advisory services, totaled $696.6 billion, or 16%, of long-term institutional AUM at year-end.

Client Type and Product Type

Component changes in AUM by client type and product type for 2020 are presented below.

(in millions)	December 31, 2019	Net inflows (outflows)	Market change	FX impact	December 31, 2020
Retail:
Equity	$252,413	$39,341	$42,545	$4,135	$338,434
Fixed income	305,265	22,784	9,725	2,694	340,468
Multi-asset	120,439	(481)	12,262	404	132,624
Alternatives	25,180	7,912	929	370	34,391
Retail subtotal	703,297	69,556	65,461	7,603	845,917
iShares ETFs:
Equity	1,632,972	76,307	186,918	8,904	1,905,101
Fixed income	565,790	88,894	28,009	7,340	690,033
Multi-asset	5,210	646	388	24	6,268
Alternatives	36,093	19,038	12,331	143	67,605
iShares ETFs subtotal	2,240,065	184,885	227,646	16,411	2,669,007
Institutional:
Active:
Equity	141,118	1,890	24,045	2,469	169,522
Fixed income	651,368	6,598	49,712	8,591	716,269
Multi-asset	434,233	13,639	52,365	11,005	511,242
Alternatives	111,951	9,497	3,861	2,120	127,429
Active subtotal	1,338,670	31,624	129,983	24,185	1,524,462
Index:
Equity	1,793,826	(68,543)	254,475	26,991	2,006,749
Fixed income	792,969	39,685	67,623	27,441	927,718
Multi-asset	8,239	(591)	749	202	8,599
Alternatives	4,848	732	(50)	87	5,617
Index subtotal	2,599,882	(28,717)	322,797	54,721	2,948,683
Institutional subtotal	3,938,552	2,907	452,780	78,906	4,473,145
Long-term	6,881,914	257,348	745,887	102,920	7,988,069
Cash management	545,949	113,349	(63)	7,017	666,252
Advisory	1,770	20,141	445	3	22,359
Total	$7,429,633	$390,838	$746,269	$109,940	$8,676,680

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

Equity

Year-end 2020 equity AUM totaled $4.4 trillion, reflecting net inflows of $49.0 billion. Net inflows included $76.3 billion and $30.2 billion into iShares ETFs and active, respectively, partially offset by non-ETF index net outflows of $57.5 billion. Record active equity net inflows were driven by flows into high-performing technology, health sciences and US growth fundamental equities franchises, as well as flows into quantitative strategies.

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

Equity represented 55% of long-term AUM and 50% of long-term base fees for 2020.

Fixed Income

Fixed income AUM ended 2020 at $2.7 trillion, reflecting net inflows of $158.0 billion. iShares ETFs net inflows of $89.0 billion were led by flows into US investment grade corporate, core and high yield bond funds. Non-ETF index net inflows of $42.1 billion were driven by demand for liability-driven investment solutions and index mutual funds. Active net inflows of $26.9 billion reflected strong flows in high yield, Asian, total return and core bond offerings.

Fixed income represented 34% of long-term AUM and 30% of long-term base fees for 2020.

Multi-Asset

BlackRock manages a variety of multi-asset balanced funds and bespoke mandates for a diversified client base that leverages our broad investment expertise in global equities, bonds, currencies and commodities, and our extensive risk management capabilities. Investment solutions might include a combination of long-only portfolios and alternative investments as well as tactical asset allocation overlays.

Multi-asset represented 8% of long-term AUM and 10% of long-term base fees for 2020.

Component changes in multi-asset AUM for 2020 are presented below.

(in millions)	December 31, 2019	Net inflows (outflows)	Market change	FX impact	December 31, 2020
Target date/risk	$277,078	$21,261	$39,143	$1,236	$338,718
Asset allocation and balanced	185,454	(9,578)	12,693	2,632	191,201
Fiduciary	105,589	1,530	13,928	7,767	128,814
Total	$568,121	$13,213	$65,764	$11,635	$658,733

Multi-asset net inflows reflected ongoing institutional demand for our solutions-based advice with $13.0 billion of net inflows coming from institutional clients. Defined contribution plans of institutional clients remained a significant driver of flows and contributed $14.8 billion to institutional multi-asset net inflows in 2020, primarily into target date and target risk product offerings.

The Company’s multi-asset strategies include the following:

•

Target date and target risk products generated net inflows of $21.3 billion. Institutional investors represented 90% of target date and target risk AUM, with defined contribution plans representing 84% of AUM. Flows were driven by defined contribution investments in our LifePath offerings. LifePath products utilize a proprietary active asset allocation overlay model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing. Underlying investments are primarily index products.

•

Asset allocation and balanced products represented 29% of multi-asset AUM at year-end. These strategies combine equity, fixed income and alternative components for investors seeking a tailored solution relative to a specific benchmark and within a risk budget. In certain cases, these strategies seek to minimize downside risk through diversification, derivatives strategies and tactical asset allocation decisions. Flagship products include our Global Allocation and Multi-Asset Income fund families. This category also includes FutureAdvisor, a digital wealth management platform that provides financial institutions with technology-enabled investment advisory capabilities to manage their clients’ investments.

•

Fiduciary management services are complex mandates in which pension plan sponsors or endowments and foundations retain BlackRock to assume responsibility for some or all aspects of investment management, often with BlackRock acting as outsourced chief investment officer. These customized services require strong partnership with the clients’ investment staff and trustees in order to tailor investment strategies to meet client-specific risk budgets and return objectives.

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

In 2020, liquid and illiquid alternatives generated a combined $17.4 billion of net inflows, or $25.7 billion excluding return of capital/investment of $8.3 billion. The largest contributors to return of capital/investment were private equity solutions, infrastructure and opportunistic and credit strategies. Net inflows were driven by direct hedge funds, infrastructure, private equity and opportunistic and credit strategies. At year-end, BlackRock had approximately $24 billion of non-fee paying, unfunded, uninvested commitments, which are expected to be deployed in future years; these commitments are not included in AUM or flows until they are fee-paying. Currency and commodities saw $19.8 billion of net inflows, primarily into commodities iShares ETFs.

BlackRock believes that as alternatives become more conventional and investors adapt their asset allocation strategies, investors will further increase their use of alternative investments to complement core holdings. BlackRock’s highly diversified alternatives franchise is well positioned to continue to meet growing demand from both institutional and retail investors.

Alternatives represented 3% of long-term AUM and 10% of long-term base fees for 2020.

Component changes in alternatives AUM for 2020 are presented in the table below.

(in millions)	December 31, 2019	Net inflows (outflows)	Market change	FX impact	December 31, 2020	Memo: return of capital/ investment(1)	Memo: committed capital(2)
Illiquid alternatives:
Alternative solutions	$3,980	$179	$72	$37	$4,268	$(623)	$3,919
Private equity and opportunistic:
Private equity solutions	14,374	2,644	(171)	98	16,945	(2,960)	4,975
Opportunistic and credit strategies	11,109	1,750	47	144	13,050	(1,727)	4,965
Long Term Private Capital	2,430	1,029	—	—	3,459	—	—
Private equity and opportunistic subtotal	27,913	5,423	(124)	242	33,454	(4,687)	9,940
Real assets:
Real estate	24,430	691	(1,140)	469	24,450	(696)	1,029
Infrastructure	19,026	4,590	(320)	302	23,598	(1,849)	9,066
Real assets subtotal	43,456	5,281	(1,460)	771	48,048	(2,545)	10,095
Total illiquid alternatives	75,349	10,883	(1,512)	1,050	85,770	(7,855)	23,954
Liquid alternatives:
Direct hedge fund strategies	36,234	5,734	4,570	1,275	47,813	—	—
Hedge fund solutions	22,814	811	1,725	55	25,405	(415)	431
Total Liquid alternatives	59,048	6,545	6,295	1,330	73,218	(415)	431
Currency and commodities	43,675	19,751	12,288	340	76,054	—	—
Total	$178,072	$37,179	$17,071	$2,720	$235,042	$(8,270)	$24,385

(1)	Return of capital/investment is included in outflows.
(2)

Amount represents client assets that are uninvested commitments, which are currently non-fee paying and are not included in AUM. These commitments are expected to generate fees and will be counted in AUM and flows as the capital is deployed over time.

Illiquid Alternatives

The Company’s illiquid alternatives strategies include the following:

•	Alternative Solutions represents highly customized portfolios of alternative investments. In 2020, alternative solutions portfolios had $4.3 billion in AUM.
•

Private Equity and Opportunistic included AUM of $16.9 billion in private equity solutions, $13.0 billion in opportunistic and credit offerings, and $3.5 billion in Long Term Private Capital (“LTPC”). Net inflows of $5.4 billion into private equity and opportunistic strategies included $2.6 billion of net inflows into private equity solutions, $1.8 billion of net inflows into opportunistic and credit offerings and $1.0 billion of net inflows into LTPC.

•	Real Assets, which includes infrastructure and real estate, totaled $48.0 billion in AUM, reflecting net inflows of $5.3 billion, led by infrastructure deployments.

Liquid Alternatives

The Company’s liquid alternatives products’ net inflows of $6.5 billion reflected net inflows of $5.7 billion and $0.8 billion from direct hedge funds and hedge fund solutions, respectively. Direct hedge fund AUM includes a variety of single- and multi-strategy offerings.

Currency and Commodities

The Company’s currency and commodities products include a range of active and index products.

Currency and commodities products had $19.8 billion of net inflows, primarily driven by iShares ETFs. iShares ETFs commodities products represented $67.6 billion of AUM and are not eligible for performance fees.

Cash Management

Cash management AUM totaled $666.3 billion at December 31, 2020, reflecting a record $113.3 billion of net inflows. Cash management products include taxable and tax-exempt money market funds, short term investment funds and customized separate accounts. Portfolios are denominated in US dollars, Canadian dollars, Australian dollars, Euros, Swiss Francs, New Taiwan Dollars or British pounds. Strong growth in cash management reflects BlackRock’s success in leveraging scale for clients and delivering innovative digital distribution and risk management solutions.

BlackRock is currently voluntarily waiving a portion of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income. During 2020, these waivers resulted in a reduction of management fees of approximately $35 million, which was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. BlackRock has provided voluntary yield support waivers in prior periods and may increase or decrease the level of yield support waivers in future periods. For more information see Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8 of this filing.

Client Region

Our footprints in the Americas, EMEA and Asia-Pacific regions reflect strong relationships with intermediaries and an established ability to deliver our global investment expertise in funds and other products tailored to local regulations and requirements.

AUM by product type and client region at December 31, 2020 is presented below.

(in millions)	Americas	EMEA	Asia-Pacific	Total
Equity	$3,068,910	$1,089,684	$261,212	$4,419,806
Fixed income	1,491,874	866,455	316,159	2,674,488
Multi-asset	451,374	182,119	25,240	658,733
Alternatives	125,271	80,114	29,657	235,042
Long-term	5,137,429	2,218,372	632,268	7,988,069
Cash management	484,751	172,191	9,310	666,252
Advisory	22,359	—	—	22,359
Total	$5,644,539	$2,390,563	$641,578	$8,676,680

Component changes in AUM by client region for 2020 are presented below.

(in millions)	December 31, 2019	Net inflows (outflows)	Market change	FX impact	December 31, 2020
Americas	$4,910,954	$196,608	$535,633	$1,344	$5,644,539
EMEA	2,001,917	128,581	173,104	86,961	2,390,563
Asia-Pacific	516,762	65,650	37,531	21,635	641,578
Total	$7,429,633	$390,839	$746,268	$109,940	$8,676,680

Americas

Net inflows of $196.6 billion reflected net inflows into fixed income, cash, equity, alternatives, advisory and multi-asset of $88.2 billion, $80.4 billion, $22.5 billion, $20.4 billion and $13.3 billion, respectively. Equity net outflows of $28.2 billion were primarily due to low-fee institutional index outflows. Advisory net inflows were primarily linked to asset purchases managed by our Financial Markets Advisory group.  Revenue linked to these assignments is primarily reflected in the “Advisory and other revenue” line item of the Income Statement. During the year, BlackRock served clients through offices in 35 states in the United States as well as Canada, Mexico, Brazil, Colombia, Chile and the Dominican Republic.

The Americas represented 65% of total AUM and 66% of total base fees for 2020.

EMEA

EMEA net inflows of $128.6 billion were led by equity, cash and alternatives net inflows of $81.3 billion, $32.2 billion and $11.5 billion, respectively. Offerings include fund families in the United Kingdom, the Netherlands, Luxembourg and Dublin and iShares ETFs listed on stock exchanges throughout Europe, as well as separate accounts and pooled investment products.

EMEA represented 28% of total AUM and base fees for 2020.

Asia-Pacific

Asia-Pacific net inflows of $65.7 billion were primarily due to fixed income net inflows of $68.5 billion. Clients in the Asia-Pacific region are served through offices in Japan, Australia, Hong Kong, Singapore, Taiwan, Korea, China, and India.

Asia-Pacific represented 7% of total AUM and 6% of total base fees for 2020.

Investment Performance

Investment performance across active and index products as of December 31, 2020 was as follows:

	One-year period	Three-year period	Five-year period
Fixed income:
Actively managed AUM above benchmark or peer median
Taxable	86%	87%	88%
Tax-exempt	36%	56%	78%
Index AUM within or above applicable tolerance	87%	96%	95%
Equity:
Actively managed AUM above benchmark or peer median
Fundamental	78%	85%	85%
Systematic	61%	46%	88%
Index AUM within or above applicable tolerance	92%	98%	99%

Performance Notes. Past performance is not indicative of future results. Except as specified, the performance information shown is as of December 31, 2020 and is based on preliminary data available at that time. The performance data shown reflects information for all actively and passively managed equity and fixed income accounts, including US registered investment companies, European-domiciled retail funds and separate accounts for which performance data is available, including performance data for high net worth accounts available as of November 30, 2020. The performance data does not include accounts terminated prior to December 31, 2020 and accounts for which data has not yet been verified. If such accounts had been included, the performance data provided may have substantially differed from that shown.

Performance comparisons shown are gross-of-fees for institutional and high net worth separate accounts, and net-of-fees for retail funds. The performance tracking shown for index accounts is based on gross-of-fees performance and includes all institutional accounts and all iShares funds globally using an index strategy. AUM information is based on AUM available as of December 31, 2020 for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund. Fund performance reflects the reinvestment of dividends and distributions.

Performance shown is derived from applicable benchmarks or peer median information, as selected by BlackRock, Inc. Peer medians are based in part on data either from Lipper, Inc. or Morningstar, Inc. for each included product.

TECHNOLOGY SERVICES

BlackRock offers investment management technology systems, risk management services, wealth management and digital distribution tools on a fee basis. Aladdin is our proprietary technology platform, which serves as the investment and risk management system for both BlackRock and a growing number of institutional investors around the world. BlackRock offers risk reporting capabilities via Aladdin Risk, as well as investment accounting capabilities. Aladdin Provider is a tool used by BlackRock’s custodial partners, connecting them to the platform to add operational efficiency. In 2020, BlackRock launched Aladdin Climate, a software application offering investors measures of both the physical risk of climate change and the transition risk to a low-carbon economy on portfolios with climate-adjusted security valuations and risk metrics. In 2019, BlackRock acquired eFront, a leading end-to-end alternative investment management software and solutions provider to enable clients to manage portfolios and risk across public and private asset classes on a single platform. Through our Cachematrix platform, BlackRock is also a leading provider of financial technology which simplifies the cash management process for banks and their corporate clients in a streamlined, open-architecture platform.

BlackRock offers a number of wealth management technology tools offering digital advice, portfolio construction capabilities and risk analytics for retail distributors. These tools include Aladdin Wealth, which provides wealth management firms and their financial professionals with institutional-quality business management, portfolio construction, modeling and risk analytics capabilities, and FutureAdvisor, a digital wealth management platform that provides financial institutions with technology-enabled investment advisory capabilities to manage their clients’ investments.

Technology services revenue of $1.1 billion was up 17% year-over-year, reflecting the impact of the eFront acquisition and continued growth in Aladdin. Aladdin, which represented the majority of technology services revenue for the year, continues to benefit from trends favoring global investment platform consolidation and multi-asset risk solutions. Aladdin assignments are typically long-term contracts that provide recurring revenue.

At year-end, BlackRock technology services clients included banks, insurance companies, official institutions, pension funds, asset managers, asset servicers, retail distributors and other investors across North America, South America, Europe, Asia and Australia.

In addition, BlackRock has made minority investments in the digital distribution companies Envestnet, Scalable Capital, iCapital, Acorns and Embark. In January 2021, BlackRock also announced a minority investment in Clarity AI, a sustainability analytics and data science platform. BlackRock records its share of income related to minority investments accounted for under the equity method in other revenue and records gains and losses related to changes in value of other minority investments in nonoperating income (expense).

Securities Lending

Securities lending is managed by a dedicated team, supported by quantitative analysis, proprietary technology and disciplined risk management. BlackRock receives both cash (primarily for US domiciled portfolios) and noncash collateral under securities lending arrangements. The cash management team invests the cash received as collateral for securities on loan in other portfolios. Fees for securities lending for US domiciled portfolios can be structured as a share of earnings, or as a management fee based on a percentage of the value of the cash collateral or both. The value of the securities on loan and the revenue earned are captured in the corresponding asset class being managed. The value of the collateral is not included in AUM.

Outstanding loan balances ended the year at approximately $352 billion, up from $290 billion at year-end 2019. Continued asset gathering in lending products and strong market performance resulted in higher balances compared to 2019. On average, relative to 2019, intrinsic lending spreads were lower, while average cash reinvestment spreads increased. Cash reinvestment spreads increased significantly in the second quarter, primarily as a result of cuts to the Federal Funds Target rate band in March and market dislocations during the period.

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

HUMAN CAPITAL

With approximately 16,500 employees in more than 30 countries, BlackRock provides a broad range of investment and technology services to institutional and retail clients in more than 100 countries across the globe. As an asset manager, BlackRock’s long-term sustainability depends on its people and how it manages its workforce.

Culture and Principles

BlackRock believes that developing a strong corporate culture is an important component of its human capital management practices and critical to the firm’s long-term success. BlackRock’s culture is underpinned by five core principles that unify its workforce: (1) We are a fiduciary to our clients; (2) We are One BlackRock; (3) We are passionate about performance; (4) We take emotional ownership; and (5) We are committed to a better future.

Diversity, Equity and Inclusion (“DEI”)

BlackRock believes a diverse workforce and an equitable and inclusive working environment are key factors in achieving better outcomes across all levels of its business. BlackRock has made a long-term commitment to cultivating diversity in its workforce and leadership team, through its hiring, retention, promotion and development practices. As part of its long-term commitment, BlackRock has instituted a multi-year DEI strategy that it believes is actionable, measurable and designed to apply across the many countries in which the firm operates. The Company has aligned its DEI strategy with the firm’s business priorities and long-term objectives and expects that it will evolve as the firm learns and adapts to a changing macro environment.

A key goal of BlackRock’s DEI strategy is developing a diverse talent pipeline through ongoing investment in recruiting, retention and engagement. In connection with this goal, the Company has: (1) expanded partnerships with external organizations and developed strategies to increase the diversity of its applicant pool; (2) strengthened talent acquisition and management processes in an effort to eliminate bias; and (3) implemented leadership development, sponsorship and coaching initiatives to engage and develop diverse talent. Another focus of BlackRock’s DEI strategy is to cultivate an inclusive work environment in which employees feel connected to BlackRock’s culture and supported in pursuit of their goals. To this end, BlackRock has committed to raising awareness of racial equity issues and resetting behavioral expectations for employees, as well as to holding firm leaders and managers accountable for continued progress against the firm’s goals.

BlackRock views transparency and accountability as a critical part of its DEI strategy, including as a means to inform, measure and improve its human capital management practices. To that end, in 2020 the firm published its first SASB-aligned disclosure, which includes information regarding workforce diversity that BlackRock plans to update annually. During 2020, it also set goals for increasing the overall workplace representation of Black and Latinx employees and growing the number of female, and US Black and Latinx, leaders (Director and above).

Board Oversight of Human Capital Management

BlackRock’s Board of Directors (the “Board”) plays an important role in the oversight of human capital management at BlackRock and devotes one full Board meeting annually to an in-depth review of BlackRock’s culture, talent development, retention and recruiting initiatives, DEI strategy, leadership and succession planning and employee feedback. Moreover, year-end business assessments, which include a review of the progress that is being made against the firm’s DEI goals, influence individual compensation outcomes that are reviewed and approved by the Board’s Management Development and Compensation Committee.

Succession planning for BlackRock’s Chief Executive Officer and other senior executives is a key part of the Board’s annual review of human capital management issues. As part of this review, the Board focuses on whether BlackRock has the right people in place to execute the Company’s long-term strategic plans, and on BlackRock’s ability to identify, attract, develop and retain future senior executives. An important element of the succession planning across the organization is a commitment to building leadership from within and increasing diversity in leadership roles.

Employee Engagement

BlackRock prioritizes continuous dialogue with its employees about their experiences at the firm in order to understand employee expectations and assess the efficacy of its human capital management practices. The Company uses several employee feedback mechanisms, including: (i) employee opinion surveys; (ii) interactive townhalls and communications; and (iii) the sponsorship of employee, professional and social impact networks.  These employee engagement mechanisms provide BlackRock with actionable feedback for each team and for BlackRock as a whole.  BlackRock’s employee, professional and social impact networks also provide additional forums and opportunities for employees with diverse backgrounds to connect with one another and shape the firm’s culture. More recently, these networks played an active role in BlackRock’s response to COVID-19, including by instituting programs to combat isolation and more deeply understand the employee experience during the pandemic. The networks, which continue to grow in number, are sponsored by senior leaders and designed by employees, for employees.

Compensation, Wellness and Benefits

BlackRock is committed to responsible business practices and believes that investing in the physical, emotional, mental and financial well-being of its employees is a critical component of the firm’s human capital management strategy. To that end, the Company designs its compensation and benefits practices to: (i) attract and retain employees; (ii) align employee incentives and risk taking with that of the firm’s and the interests of its clients; and (iii) support employees across many aspects of their lives. The Company has a strong pay-for-performance culture and an annual compensation process that takes into consideration firmwide results, individual business results and employee performance, as well as market benchmarks. BlackRock also offers a wide range of benefits that it regularly reviews in accordance with industry best practices and the local requirements of its offices, including retirement savings plans, a Flexible Time Off (“FTO”) policy and flexible working arrangements, and parental leave and family support benefits, including fertility benefits, adoption and surrogacy assistance, and backup elder and childcare benefits. The Company provides comprehensive healthcare and mental-health benefits to eligible employees, including medical, dental and vision coverage, health savings and spending accounts, counseling services, an employee assistance program and access to telemedicine services.

BlackRock prioritizes protecting the rights of its workforce and the equitable treatment of its employees. The Company has implemented policies related to harassment prevention and compliance with equal employment opportunity and overtime regulations. BlackRock is also committed to providing a safe and healthy working environment for its workforce. To do this, it designs global programs, including environmental and occupational health and safety programs, to meet or exceed local requirements. Moreover, BlackRock encourages all of its employees to raise issues of concern and assures employees that they may do so without fear of retaliation.

The COVID-19 pandemic has further highlighted the importance of keeping employees safe and healthy and, following its onset, BlackRock implemented several initiatives to support employees. The Company prioritized communication about the telemedicine and digital health resources it makes available, including mental, emotional and physical health offerings. In addition, BlackRock extended cross-border healthcare coverage and support to employees and their dependents temporarily working, or on FTO, outside of their home country as a result of the pandemic.

Training, Innovation and Development

BlackRock is committed to innovation, learning  and reinvention in all areas of its business and believes that developing the capabilities of its employees is integral to delivering long-term value. To that end, the Company’s human capital management practices are designed to provide opportunities for employees to learn, innovate and enhance their skillsets at every stage of their career. These opportunities, which include the firm’s comprehensive online suite of interactive resources and courses (BlackRock Academies), play an important role in engaging BlackRock’s employees.

In addition, BlackRock believes that developing strong leaders is a driver of the firm’s success. Select employees are invited to participate in leadership programs to help accelerate their growth, which include executive coaching, in-person and virtual learning, and senior management sponsorship.

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

Systemically Important Financial Institution (“SIFI”) Review

The Financial Stability Oversight Council (“FSOC”) has the authority to designate nonbank financial institutions as SIFIs in the United States under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”). In July 2014, the FSOC pivoted from its previous entity-specific approach to designation and indicated that it would focus on a products and activities-based approach to designation in connection with addressing potential risks in the financial system related to asset management. In December 2019, the FSOC re-affirmed this approach when it voted to change its methodology for assessing financial stability to a products and activities-based approach. This reduces the risk of entity-level designation, however it remains too early to predict the direction of the forthcoming regulatory environment and the FSOC retains the authority to designate an entity if an activities-based approach does not adequately address potential risks. In the event that BlackRock is designated as a SIFI, it could become subject to enhanced regulatory requirements and direct supervision by the Board of Governors of the Federal Reserve (the “Federal Reserve”).

Federal Trade Commission Proposal

In September 2020, the Federal Trade Commission (“FTC”) released a Notice of Proposed Rulemaking proposing updates to premerger notification rules enacted under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) that require parties to certain transactions to provide the FTC and the Antitrust Division of the Department of Justice prior notice and observe a waiting period before consummation of such transactions. The proposals would: (i) require that investors aggregate holdings in an issuer across all associated funds when assessing HSR filing and exemption thresholds and (ii) create a new exemption for acquisitions resulting in aggregate holdings of up to 10% of an issuer, which would be unavailable to investors holding interests of more than 1% in competing firms. If enacted as drafted, the proposal requiring aggregation across associated funds could, absent exemptions for index-funds or certain types of registered funds, substantially increase BlackRock’s pre-merger notification obligations, which may be costly, impair funds’ ability to trade freely, require the implementation of monitoring tools and introduce additional compliance burdens for both BlackRock and the companies in which it invests. In instances where making a pre-merger notification may not be practicable, the proposed changes may serve to limit the size of BlackRock’s aggregate position in certain issuers.

Taxation

BlackRock’s businesses may be directly or indirectly affected by tax legislation and regulation, or the modification of existing tax laws, by US or non-US tax authorities. In the US, legislation at both the federal and state level has been previously proposed to enact a financial transaction tax (“FTT”) on stocks, bonds and a broad range of financial instruments and derivative transactions. In the European Union (“EU”), certain Member States have also enacted similar FTTs and the European Commission (“EC”) has proposed legislation to harmonize these taxes and provide for the adoption of EU-level legislation applicable to some (but not all) EU Member States. If enacted as proposed, FTTs could have an adverse effect on BlackRock’s financial results and clients’ performance results.

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

Regulation of Swaps and Derivatives

The Securities and Exchange Commission (“SEC”), Federal Reserve, the Internal Revenue Service and the Commodity Futures Trading Commission (“CFTC”) each continue to review practices and regulations relating to the use of futures, swaps and other derivatives. Such reviews could result in regulations that restrict or limit the use of such products by funds or accounts. If adopted, any such limitations or restrictions could require BlackRock to change certain business practices or implement new compliance processes, which could result in additional costs and/or restrictions.

In October 2020, the SEC adopted new regulations governing the use of derivatives by registered investment companies (“RICs”), including mutual funds (other than money market funds), ETFs and closed-end funds, as well as business development companies. RICs will be required to implement and comply with the new rule by the third quarter of 2022. Once implemented, the rule will, among other things, impose limits on the amount of derivatives transactions a RIC can enter into, eliminate the current asset segregation compliance framework and introduce new compliance requirements for funds, including the establishment of comprehensive risk management programs. The rule may impact certain RICs’ usage of derivatives and investment strategy.

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

In the US, certain interest rate swaps and certain index credit default swaps are subject to Dodd-Frank central clearing and trading venue execution requirements, with additional products and asset classes potentially becoming subject to these requirements in the future. In the EU, central clearing and trading venue requirements for certain swap transactions have become effective for certain types of BlackRock funds and accounts. On March 1, 2017, most derivatives transactions that are not centrally cleared, including non-deliverable foreign exchange forward transactions and currency option transactions, became subject to requirements in the US, EU and numerous other jurisdictions to post or collect mark-to-market margin payments. For certain BlackRock funds and accounts, initial margin requirements may apply in the future in addition to such mark-to-market margin payments. These rules and regulations have the potential to increase the complexity and cost of trading non-cleared derivatives for BlackRock's clients, and may produce regulatory inconsistencies in global derivatives trading rules and increase BlackRock’s operational and legal risks.

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

In addition, following market liquidity issues that arose in March 2020 in connection with the spread of the COVID-19 pandemic, regulatory authorities are focused on the need for further regulation for certain money market funds. In December 2020, the President’s Working Group on Financial Markets issued a report outlining ten potential policy measures for consideration to improve the resiliency of money market funds and the broader short-term funding markets. Although it remains too early to accurately predict the forthcoming regulatory environment, including with respect to regulation of money market funds, certain of these reforms, if ever adopted, could significantly impact money market funds and the money market fund industry.

Standards of Conduct Rulemaking

In June 2019, the SEC adopted a package of rulemakings and interpretations addressing investment adviser and broker-dealer standards of conduct. The package includes new rules requiring registered advisers and registered broker-dealers to provide a relationship summary to retail investors, a new rule establishing a standard of conduct for broker-dealers when making recommendations to retail customers and two new interpretations under the Investment Advisers Act of 1940 (the “Advisers Act”). These rulemakings and interpretations could increase BlackRock’s disclosure obligations, impact distribution arrangements between BlackRock and its distribution partners, create compliance and operational challenges for BlackRock’s distribution partners and limit BlackRock’s ability to provide certain other services to its clients.

Securities and Exchange Commission Rulemakings for US Registered Funds and Investment Advisers

BlackRock’s business may also be impacted by SEC regulatory initiatives. The SEC and its staff recently have engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. These efforts relate to, among other things, embedded leverage through the use of derivatives and other trading practices, cybersecurity, liquidity, enhanced regulatory and public reporting requirements and the evaluation of systemic risks. Over the past year, the SEC has adopted rules that include among other things: (i) a new regulatory framework for fund of funds structures; and (ii) updated eligibility requirements for submitting shareholder proposals under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules, and any additional rules or regulatory initiatives resulting from the SEC's efforts, may increase BlackRock’s regulatory compliance requirements as well as disclosure requirements, which could be costly and may impede BlackRock’s growth.

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

British Exit from the EU

On December 31, 2020, the United Kingdom (“UK”) left the EU, and the UK and EU reverted to being distinct regulatory, legal and customs territories. Although an “EU-UK Trade and Cooperation Agreement” was agreed to in connection with the UK’s departure from the EU, it does not include any substantive provisions with respect to financial services. As a result, from January 1, 2021, cross-border financial services trade between the UK and the EU will be governed by their respective financial services regulations and market access regimes. BlackRock has implemented a number of steps to prepare for this outcome. These steps, which are and have been time consuming and costly and may add complexity to BlackRock’s future European operations, include effecting organizational, governance and operational changes, applying for and receiving additional licenses and permissions in the EU, and engaging in client communications. In addition, depending on how the future relationship between the UK and the EU develops, BlackRock may experience further organizational and operational challenges and incur additional costs in connection with its European operations, particularly with regards to delegation and outsourcing, which may impede the Company’s growth or impact its financial performance.

UK Overseas Funds Regime

As part of its post-EU membership regulatory review, the Financial Conduct Authority (“FCA”) is reviewing the requirements it will impose on EU-domiciled funds offered into the UK. Any new requirements could introduce cost and complexity to BlackRock’s cross-border business model.

Enhanced Regulatory Scrutiny of Technology Service Providers to Financial Services Firms

There has been growing regulatory scrutiny of technology service providers on which financial services firms are reliant, including the Digital Operational Resilience Act (“DORA”), which was proposed by the EC in September 2020 and focuses on direct regulation of providers and users of technology- and data services. If enacted as proposed, DORA may, among other things: (i) introduce additional governance, risk management, incident reporting, testing and information sharing requirements to a number of BlackRock’s European entities and certain Aladdin clients; and (ii) subject Aladdin to broad additional oversight. Separately, in November 2020, the Financial Stability Board (“FSB”)

released a Consultation on Regulatory and Supervisory Issues Relating to Outsourcing and Third-Party Relationships, which explores direct supervision of technology service providers to financial services firms, in addition to detailing concerns around the potential for systemic risk in the provision of such services.

Reform of Investment Markets

BlackRock is subject to numerous regulatory reform initiatives that may affect the Company’s provision of investment services globally. In Europe, the Markets in Financial Instruments Directive (“MiFID”) governing the provision of investment services has been revised and is accompanied by an associated Regulation (together with certain secondary regulation, “MiFID II”). The Regulation’s requirements generally apply consistently across the EU. The MiFID II reforms, which came into force in January 2018, were substantive, materially changing market transparency requirements, enhancing protections afforded to investors, and increasing operational complexity for the Company. Forthcoming proposals to review the operation of MiFID II and to develop a new EU Retail Investment Strategy may affect the European market structure and impact BlackRock’s ability to operate in European markets. The broad nature of the MiFID II means future reforms could also affect product development, client servicing and distribution models. Similar reforms have been introduced in Switzerland and Australia.

Macroprudential Policies for Asset Managers

Certain policymakers continue to raise long-standing concerns about liquidity and leverage risks in the asset management industry and wider market-based finance sector. The COVID-19 pandemic has heightened concerns and prompted a broad review of existing financial market regulations by international standard setters and regulators across the Americas, Europe and Asia, including an assessment of the adequacy of certain structural components of current markets in mitigating risks. In the event that either the longer-standing concerns or recent broad review result in regulatory or policy action, macroprudential tools may begin to apply to open-ended investment funds broadly. BlackRock may also be required to make changes to structural features of certain open-ended investment funds. Either eventuality could limit BlackRock’s ability to offer products to certain clients and/or result in clients altering their investment strategies or allocations in a manner that is adverse to BlackRock.

Revised Capital Requirements for Investment Firms

In December 2017, the EC published a proposal for a new Directive and Regulation on prudential requirements for MiFID investment firms. The proposal passed the EU legislative process and the final texts of the Regulation and Directive were published in December 2019. The new legislative package, which comes into effect in 2021, will result in changes to the amount of regulatory capital BlackRock is required to hold in the EU and how such capital is calculated, as well as introduce revised disclosure obligations for large investment firms. The UK is also proposing the adoption of comparable rules, which will apply to UK-based investment firms from 2022.

EU Market Access

The EC and certain EU Member States have recently advanced a more restrictive approach to the need for a third country (i.e. non-EU country) to obtain “equivalence,” which is the process by which the legal, regulatory, and/or supervisory system in non-EU Member States is recognised by the EC as comparably effective to that in the EU, thereby allowing firms established in such non-EU Member States a degree of access to the EU single market in financial services. In addition, in 2019, the EC commenced a review of the Alternative Investment Fund Managers Directive (“AIFMD”) to assess, among other things, the conditions for delegating portfolio management mandates to third countries, the effectiveness of regulation on third country fund marketing passports and the continuation of national private placement regimes. To the extent the review results in formal legislation that limits the scope of existing permitted activities and EU market access rights for asset management firms with non-EU operations, or extends more stringent rules to the Directive on Undertakings for Collective Investment in Transferable Securities (“UCITS”), BlackRock’s ability to offer collective investment funds and certain investment services to EU-based clients may be adversely affected.

Senior Managers and Certification Regime (“SMCR”)

In the UK, the FCA extended the SMCR to all financial services firms in December 2019. The regime imposes greater accountability and responsibility across the senior management of UK financial services firms by making individuals in impacted firms more accountable for conduct and competence. SMCR impacts nearly all staff of the Company in the UK, and requires extensive documentation to support senior managers and evidence the discharge of their responsibilities.

UK Asset Management Market Study

The FCA has adopted requirements for UK fund managers to assess whether the retail collective investments they manage offer “value” to investors. In 2020, the Company initiated the provision of an annual assessment based upon various factors including cost, performance and comparable services. If “value” has not been provided to consumers, the Company will need to address any identified deficiencies. The FCA also requested that the UK’s Competition and Markets Authority (“CMA”) assess the investment consultant and fiduciary markets. The CMA’s final report identified a number of competition issues in such markets and the UK regulatory regime was revised in 2020 to introduce mandatory tendering of investment consultancy and fiduciary management services, and new standards of disclosure of fees and performance. The CMA’s remedies could have a significant impact on the Company’s ability to enter into fiduciary and investment management mandates with UK pension fund clients.

Sustainability Regulation

In 2018, EC introduced a number of regulatory proposals to underpin sustainable investment products; require disclosure of sustainability-related information by market participants, investments products, and issuers; and require the integration of sustainability considerations into the investment and risk management processes of asset managers and other institutional investors. Rules arising from the reform proposals will take effect in March 2021. Regulators in Asia have been similarly focused on sustainability reform initiatives. In December 2020, the Monetary Authority of Singapore finalized its Guidelines on Environmental Risk Management for the asset management industry. The guidelines set forth enhanced environmental risk assessment, monitoring and oversight practices that certain funds registered or licensed in

Singapore will be required to implement over an 18-month transition period. The Hong Kong Securities and Futures Commission proposed similar enhancements to sustainability risk management practices and disclosure requirements for funds in a Consultation Paper it issued in October 2020.

Securities Financing Transaction Regulation (“SFTR”)

In November 2015, the EU introduced a regulation on the reporting and transparency of securities financing transactions and total return swaps. The SFTR aims to improve the transparency surrounding securities financing transactions and total return swaps by, among other things, requiring reporting of securities financing transactions to a trade repository and requiring disclosure of the use of securities financing transactions and total return swaps to investors. During 2020, additional obligations became effective under the SFTR that require BlackRock to submit additional transaction reports with substantive details of trading activity to authorities. Compliance with the SFTR may subject BlackRock to additional expenses and could lead to modifications in BlackRock’s securities financing transaction activities.

Central Securities Depository Regulation (“CSDR”)

A settlement discipline regime introduced by the CSDR will become effective in February 2022. The regime includes measures to address settlement failures including rules for trade allocation and confirmation processing, along with cash penalties for failed transactions and mandatory buy-in requirements. To the extent left unchanged by a review that is scheduled to take place during 2021, the regime will require BlackRock to introduce operational mechanisms to facilitate the mandatory buy-in of securities in instances where the seller fails to deliver securities in a timely manner which, if not complied with, may subject BlackRock to penalty.

Cessation of LIBOR

The FCA, which regulates the administrator of the London Interbank Offered Rate (LIBOR) has announced that it will no longer compel panel banks to submit rates for LIBOR after year-end 2021. As a result, sterling LIBOR and certain other indices which are utilized as benchmarks may no longer be published. The disappearance, or change in the manner of administration, of these benchmarks could result in adverse consequences to the return on, value of and market for any BlackRock investments in instruments and securities linked to such benchmarks. BlackRock may also face operational challenges adopting successor benchmarks.

EXISTING US REGULATION - OVERVIEW

BlackRock and certain of its US subsidiaries are currently subject to extensive regulation, primarily at the federal level, by the SEC, the Department of Labor (“DoL”), the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), the Financial Industry Regulatory Authority (“FINRA”), the National Futures Association (“NFA”), the FTC, the Department of Justice, the CFTC and other federal government agencies and regulatory bodies.

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

BlackRock’s trading and investment activities for client accounts are regulated under the Exchange Act, as well as the rules of various securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations and reporting obligations) and market regulation policies. Violation of any of these laws and regulations could result in fines or sanctions, as well as restrictions on BlackRock’s activities and damage to its reputation. Furthermore, Dodd-Frank requires one of BlackRock’s subsidiaries, BTC, to register as a municipal advisor (as that term is defined in the Exchange Act) with the SEC and Municipal Securities Rulemaking Board (“MSRB”). The rules subject BTC to additional regulation by the SEC and MSRB.

BlackRock manages a variety of private pools of capital, including hedge funds, funds of hedge funds, private equity funds, collateralized debt obligations, collateralized loan obligations, real estate funds, collective trust funds, managed futures funds and hybrid funds. Congress, regulators, tax authorities and others continue to explore, on their own and in response to demands from the investment community and the public, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, record-keeping and reporting, the scope of anti-fraud protections, safekeeping of client assets and a variety of other matters. BlackRock may be materially and adversely affected by new legislation, rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators in this area.

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

BlackRock has seven subsidiaries that are registered as commodity pool operators and/or commodity trading advisors with the CFTC and are members of the NFA. The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments, including swaps as a result of Dodd-Frank, in which certain BlackRock clients may invest. In addition, two of BlackRock’s subsidiaries are registered with the SEC as broker-dealers and are member-firms of FINRA. Each broker-dealer has a membership agreement with FINRA that limits the scope of such broker-dealer’s permitted activities. One of the broker-dealers is also a member of the MSRB and is subject to MSRB rules.

In July 2020, BlackRock’s business activity in California that involves the processing of personal information became subject to the California Consumer Privacy Act (“CCPA”), which provides for enhanced consumer protections for California residents. The CCPA imposes obligations on BlackRock for the handling, disclosure and deletion of personal information for California residents. Any failure by BlackRock to comply with the CCPA may result in fines, heightened regulatory scrutiny and/or reputational harm.

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

US Regulation of Securities Financing Transactions

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

European Regulation

The FCA currently regulates certain BlackRock subsidiaries in the UK. It is also responsible for the conduct of business regulation of the UK branches of certain of BlackRock’s US subsidiaries. In addition, the Prudential Regulation Authority (“PRA”) regulates one BlackRock UK insurance subsidiary. Authorization by the FCA and (where relevant) the PRA is required to conduct certain financial services-related business in the UK under the Financial Services and Markets Act 2000 (the “FSMA”). The FCA’s rules adopted under the FSMA govern the majority of a firm’s capital resources requirements, senior management arrangements, conduct of business requirements, interaction with clients, and systems and controls, whereas the rules of the PRA focus solely on the prudential requirements that apply to BlackRock’s UK-based insurance subsidiary. The FCA supervises BlackRock’s UK-regulated subsidiaries through a combination of proactive engagement, event-driven and reactive supervision and theme-based reviews in order to monitor BlackRock’s compliance with regulatory requirements. Breaches of the FCA’s rules may result in a wide range of disciplinary actions against BlackRock’s UK-regulated subsidiaries and/or its employees.

In addition, BlackRock has regulated entities in France, Germany, Ireland, Jersey, Luxembourg, the Netherlands and Switzerland. Each of these entities is required to comply with regulatory rules in the country in which it has been established, including the branches of the Netherlands entity which operate across the EU.

BlackRock’s EU-subsidiaries and branches must comply with the pan-European regulatory regime established by MiFID and its accompanying Regulation. BlackRock’s UK-regulated subsidiaries must comply with the UK version of MiFID II, which regulates the provision of investment services and activities in the UK. MiFID II, and the UK equivalent of MiFID II, sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. The legislation also includes pre- and post-trade transparency requirements for equity and non-equity markets and extensive transaction reporting requirements. Certain BlackRock UK subsidiaries must also comply with the UK regulation which implements the Consolidated Life Directive and Insurance Distribution Directive. In addition, relevant entities must comply with revised obligations on capital resources for banks and certain investment firms. These include requirements on capital, as well as matters of governance and remuneration. Relevant BlackRock entities must also comply with the requirements of the UCITS Directive and the AIFMD, as implemented in the relevant EU jurisdictions or in the UK, which impose obligations on the authorization and capital, conduct of business, organization, transparency and marketing of retail and alternative investment funds respectively that are sold in, or marketed to, the EU. The obligations introduced through these regulations and directives will affect certain of BlackRock’s European operations. Compliance with the UCITS Directives and the AIFMD may subject BlackRock to additional expenses associated with depositary oversight and other organizational requirements.

BlackRock’s European-regulated subsidiaries are also subject to the European Market Infrastructure Regulation (or the UK equivalent regulation in the case of BlackRock’s UK-regulated subsidiaries), an EU regulation governing derivatives, central counterparties and trade repositories, which requires (i) the central clearing of certain over-the-counter (“OTC”) derivatives; (ii) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives (including the exchange of collateral with certain counterparties); and (iii) the reporting of all derivative contracts to an European Securities and Markets Authority (“ESMA”) registered or recognized derivatives trade repository (or a UK authorized trade repository in the case of the UK version of EMIR).

The EU has seen an increase in Common Supervisory Actions by ESMA to coordinate supervisory action by national EU regulators, most notably in areas such as product governance, liquidity management and fund costs and charges. BlackRock’s European operations may be affected to the extent this initiative results in formal legislation or action.

EU Member States and many other non-US jurisdictions have adopted statutes and/or regulations concerning privacy and data protection and requiring notification of data breaches. For example, in May 2018, the EU Data Protection Directive was replaced by a more extensive General Data Protection Regulation (“GDPR”). In addition, the UK incorporated GDPR into an equivalent UK law (“UK GDPR”) that became effective when it left the EU on January 1, 2021. GDPR and UK GDPR, as well as other statutes and/or regulations concerning data privacy and security, increase compliance obligations, affect BlackRock’s collection, processing and retention of personal data and reporting of data breaches, and provide for increased penalties for non-compliance.

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

BlackRock has obtained the approval from the China Securities Regulatory Commission for setting up a Fund Management Company (“FMC”) and approval from the China Banking and Insurance Regulatory Commission for setting up a Wealth Management Joint Venture Company (“WMC”) with Temasek Holdings (Pte) Ltd and China Construction Bank Corp in China. BlackRock is preparing for the next stages of the regulatory license applications process prior to being issued with final regulatory approvals and the launch of its first investment products for both the FMC and WMC.

Other financial regulators oversee BlackRock subsidiaries, branches and representative offices across the Asia-Pacific region, including in Singapore and South Korea. Regulators in all of these jurisdictions have authority with respect to financial services including, among other things, the authority to grant, suspend or cancel required licenses or registrations. In addition, these regulators may subject certain BlackRock subsidiaries to net capital requirements.

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

Item 1A. Risk Factors

As a global investment management firm, risk is an inherent part of BlackRock’s business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. While BlackRock devotes significant resources across all of its operations to identify, measure, monitor, manage and analyze market, operating, legal, compliance, reputational, fiduciary and investment risks, BlackRock’s business, financial condition, operating results and nonoperating results could be materially adversely affected and the Company’s stock price could decline as a result of any of these risks and uncertainties, including the ones discussed below.

MARKET AND COMPETITION RISKS

Changes in the value levels of equity, debt, real assets, commodities, foreign exchange or other asset markets, as well as the impact of global trade policies and tariffs, may cause assets under management (“AUM”), revenue and earnings to decline.

BlackRock’s investment management revenue is primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees which are normally expressed as a percentage of returns to the client. Numerous factors, including price movements in the equity, debt or currency markets, or in the price of real assets, commodities or alternative investments in which BlackRock invests, as well as the impact of global trade policies and tariffs, could cause:

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

In recent years, there have been prolonged periods of historically low interest rates, interspersed with periods in which certain central banks globally began increasing rates. BlackRock’s business is directly and indirectly affected by changes in global interest rates. Similarly, due to the global nature of BlackRock’s operations, a portion of its business is conducted in currencies other than the US dollar. Any failure by BlackRock to manage movements in foreign exchange rates relative to the US dollar or its exposure to interest rates may cause BlackRock’s AUM to fluctuate and introduce volatility to the Company’s base fees, net income and operating cash flows.

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

The investment management industry is highly competitive and BlackRock competes based on a number of factors including: investment performance, its technology and portfolio construction offerings, the level of fees charged, the quality and breadth of services and products provided, name recognition and reputation, and its ability to develop new investment strategies and products to meet the changing needs of investors. In addition, over the past several years there has been significant consolidation in the asset management and financial services industries as investors increasingly seek out firms that have the capacity to deliver broad multi-asset investment capabilities and technological expertise, including in a manner that is responsive to ever more localized needs. This consolidation, together with the introduction of new technologies, as well as regulatory changes, continues to alter the competitive landscape for investment managers, which may lead to additional fee compression or require BlackRock to invest more to modify or adapt its product offerings to attract and retain customers and remain competitive with the products, services and geographic diversity offered by other financial institutions, technology companies, trading, advisory or asset management firms. Increased competition on the basis of any of these factors, including competition leading to fee reductions on existing or new business, may cause the Company’s AUM, revenue and earnings to decline.

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

BlackRock’s financial performance depends, in part, on its ability to react to changes in the asset management industry, respond to evolving client demands and develop, market and manage new investment products and services. Conversely, the development and introduction of new products and services, including the creation of products with a focus on environmental, social and governance matters, requires continued innovative effort on the part of BlackRock and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. There can be no assurance that BlackRock will be able to innovate effectively in order to develop new products or services that address the needs of its clients on the timescale they require. Any failure to develop new products and services, or successfully manage associated operational risks, could harm BlackRock’s reputation and expose the Company to additional costs, which may cause its AUM, revenue and earnings to decline.

Changes in the value of seed and co-investments that BlackRock owns could affect its income and could increase the volatility of its earnings.

At December 31, 2020, BlackRock’s net economic investment exposure of approximately $2.9 billion in its investments (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investments) primarily resulted from co-investments and seed investments in its sponsored investment funds. Movements in the equity, debt or currency markets, or in the price of real assets, commodities or other alternative investments, could lower the value of these investments as well as other minority investments, increase the volatility of BlackRock’s earnings and cause earnings to decline.

BlackRock indemnifies certain securities lending clients for specified losses as a result of a borrower default.

BlackRock provides borrower default indemnification to certain of its securities lending clients. In the event of a borrower default, BlackRock would use the collateral pledged by the borrower to repurchase securities out on loan in order to replace them in a client’s account. Borrower default indemnification is limited to the shortfall that occurs in the event the collateral available at the time of the borrower’s default is insufficient to repurchase those securities out on loan. BlackRock requires all borrowers to mark to market their pledged collateral daily to levels in excess of the value of the securities out on loan to mitigate the likelihood of the indemnity being triggered. Where the collateral is in the form of cash, the indemnities BlackRock provides do not guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which that cash collateral is invested. The amount of securities on loan as of December 31, 2020 and subject to this type of indemnification was $270 billion. In the Company’s capacity as lending agent, cash and securities totaling $289 billion was held as collateral for indemnified securities on loan at December 31, 2020. Significant borrower defaults occurring simultaneously with rapid declines in the value of collateral pledged and/or increases in the value of the securities loaned may create collateral shortfalls, which could result in material liabilities under these indemnities and may cause the Company’s revenue and earnings to decline.

BlackRock’s decision to provide support to particular products from time to time, or the inability to provide support, may cause AUM, revenue and earnings to decline.

While not legally mandated, BlackRock may, at its option, from time to time choose to support investment products through capital or credit support for commercial or other reasons. Any decision by BlackRock to support products may utilize capital and liquidity that would otherwise be available for other corporate purposes. BlackRock’s ability to support certain products may be restricted by regulation or by the Company’s failure to have or make available sufficient capital or liquidity. Moreover, inherent constraints arising from the business models of certain asset managers, including BlackRock, may during periods of market volatility result in BlackRock having fewer options for accessing liquidity than asset managers with alternate business models, which may adversely impact its ability to support certain products. Any decision by BlackRock to support particular products, or the inability to provide such support, may result in losses, which may cause AUM, revenue and earnings to decline.

Increased geopolitical unrest and other events outside of BlackRock’s control could adversely affect the global economy or specific international, regional and domestic markets, which may cause BlackRock’s AUM, revenue and earnings to decline.

Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, European fragmentation, unrest in the Middle East and terrorist activity, as well as acts of civil or international hostility, are increasing. Similarly, other events outside of BlackRock’s control, including natural disasters, pandemics (such as the COVID-19 pandemic) or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events, and responses thereto, may cause significant volatility and declines in the global markets, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, as well as the Company’s products, clients, vendors and employees, which may cause BlackRock’s AUM, revenue and earnings to decline. BlackRock’s exposure to geopolitical risks may be heightened to the extent such risks arise in countries in which BlackRock currently operates or is seeking to expand its presence.

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

A portion of BlackRock’s revenue is derived from performance fees on investment advisory assignments. Performance fees represented $1.1 billion, or 7%, of total revenue for the year ended December 31, 2020. Generally, the Company is entitled to a performance fee only if the agreement under which it is managing the assets provides for one and if returns on the related portfolio exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, a performance fee for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. The volatility of the Company’s future revenue and earnings may also be affected due to illiquid alternatives becoming an increasing component of the overall composition of the Company’s performance fee generating assets. In particular, as BlackRock takes on more advisory assignments for illiquid investments, performance fees will generally be recognized over substantially longer multi-year periods than those associated with more liquid products.

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

RISKS RELATED TO THE COVID-19 Pandemic

The COVID-19 pandemic may adversely affect BlackRock’s business, operations and financial condition which may cause its AUM, revenue and earnings to decline.

The COVID-19 pandemic has caused and is causing significant harm to the global economy and may adversely affect BlackRock’s business, including its operations and financial condition, and may cause the Company’s AUM, revenue and earnings to decline. The COVID-19 pandemic continues to result in governmental authorities taking numerous measures to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures may continue to, among other things, severely restrict global economic activity, which can disrupt supply chains, lower asset valuations, significantly increase unemployment and underemployment levels, decrease liquidity in markets for certain securities and cause significant volatility and disruption in the financial markets.

Towards the end of the first quarter of 2020 the pandemic began to impact BlackRock’s business. While global markets have significantly recovered since then, the effects of the pandemic are ongoing, and such impact may continue in future quarters if conditions persist or worsen. Should current economic conditions persist or deteriorate, there may be an ongoing adverse effect on BlackRock’s business, including its operations and financial condition, as a result of, among other things:

•	reduced AUM, resulting in lower base fees, as well as a reduction in the value of BlackRock’s investment portfolio, including its coinvestments and seed investments in sponsored investment funds;
•	lower alpha generation which may adversely affect future organic growth and BlackRock’s ability to generate performance fees;

•	reduced client and prospective client demand for BlackRock products and services and/or changing client risk preferences which may adversely affect future organic growth;
•	a decline in technology revenue growth as a result of extended sales cycles and longer implementation periods as clients work remotely;
•	negative impact of the pandemic on BlackRock’s clients, and key vendors (such as pricing providers), market participants and other third-parties with whom it does business;
•

the negative operational effects of an extended remote working environment, including strain on Aladdin and/or BlackRock’s other internal and external technology resources leveraged at the firm, as well as the potential for heightened operational risks, such as cybersecurity and fraud risks;

•

the possibility that prolonged periods away from physical office locations and daily in-person interactions with colleagues may cause members of BlackRock’s workforce to become disconnected with corporate culture and policies, which may increase operational issues arising from human error and/or individual attempts to circumvent controls due to distractions, fatigue or a lack of oversight; and

•

the disruption to BlackRock’s workforce due to illness and health concerns, potential limitations of its remote work environment (including any complications associated with hiring and onboarding new employees remotely), and government-imposed restrictions, laws and regulations.

The aggregate extent to which COVID-19, and the related global economic crisis, affect BlackRock’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on BlackRock’s products, clients, vendors and employees and may exacerbate the other risks described herein.

TECHNOLOGY AND OPERATIONAL RISKS

A failure in, or disruption to, BlackRock’s operational systems or infrastructure, including business continuity plans, could adversely affect operations, damage the Company’s reputation and cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s infrastructure, including its technological capacity, data centers and office space, is vital to the competitiveness of its business. Moreover, a significant portion of BlackRock’s critical business operations are concentrated in a limited number of geographic areas, including San Francisco, New York, London, Budapest, Atlanta and Gurgaon. The failure to maintain an infrastructure commensurate with the size and scope of BlackRock’s business, or the occurrence of a business outage or event outside BlackRock’s control, including a major earthquake, hurricane, fire, terrorist act, pandemic (such as the COVID-19 pandemic), health crisis or other catastrophic event, or the actions of individuals or groups seeking to disrupt BlackRock’s operations in any location at which BlackRock maintains a major presence, could materially impact operations, result in disruption to the business or impede its growth.

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

BlackRock is dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities it maintains to protect its computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a cyber-attack including a phishing scam, business email compromise, malware, or denial-of-service or ransomware attack, or an internally caused incident, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information. Moreover, developments in BlackRock’s use of process automation, as well as the increased use of remote access by employees and mobile and cloud technologies, could heighten these and other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond BlackRock’s control. BlackRock’s growing exposure to the public Internet, as well as reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks, could disrupt BlackRock’s operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

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

The operation of BlackRock’s Aladdin platform routinely involves updating existing capabilities, configuration change management, developing, testing and rolling out new functionalities and expanding coverage into new markets and geographies, including in connection with inorganic transactions or to address client or regulatory requirements. These updates and expansion initiatives, which have led to significant growth in Aladdin’s processing scale, frequently occur on accelerated time frames and may expose BlackRock to additional cyber- and information-security risks, as well as increased execution, operational and data management risks. If BlackRock is unable to manage the pace of, or provide the operational resiliency and stability for, the expansion of Aladdin and associated growth of its processing scale, BlackRock may experience client attrition, reduced business, reputational harm or regulatory fines and/or sanctions, which may cause BlackRock’s AUM, revenue and earnings to decline.

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

BlackRock’s ability to meet anticipated cash needs depends upon a number of factors, including its creditworthiness and ability to generate operating cash flows. In addition, while BlackRock, Inc. is not subject to regulatory capital or liquidity requirements, certain of its subsidiaries are subject to regulatory capital and liquidity frameworks as well as certain other prudential requirements and standards, which require them to maintain certain levels of capital and liquidity. Failure to maintain adequate liquidity could lead to unanticipated costs and force BlackRock to revise existing strategic and business initiatives. BlackRock’s access to equity and debt markets and its ability to issue public or private debt, or secure lines of credit or commercial paper back-up lines, on reasonable terms may be limited by adverse market conditions, a reduction in its long- or short-term credit ratings, or changes in government regulations, including tax and interest rates. Failure to obtain funds and/or financing, or any adverse change to the cost of obtaining such funds and/or financing, may cause BlackRock’s AUM, liquidity and earnings to decline, curtail its operations and limit or impede its prospects for growth.

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

BlackRock employs a variety of organic and inorganic strategies intended to enhance earnings, increase product offerings, deliver whole-portfolio solutions, access new clients, leverage advances in technology and expand into new geographies. Inorganic strategies have included hiring smaller-sized investment teams, making minority investments in early- to mid-stage technological and other ventures, entering into strategic joint ventures and acquiring investment management and technology businesses. Inorganic transactions involve a number of financial, accounting, tax, regulatory, geographical and operational challenges and uncertainties, including in some cases the assumption of pre-existing liabilities, which must be managed in order for BlackRock to realize the benefit of such transactions. The success of BlackRock’s inorganic strategy also depends in large part on its ability to integrate the workforce, operations, strategies, technologies and other components of a target business following the completion of an acquisition. BlackRock may be required to commit significant management time, as well as create new, or grow existing, operational and support functions, to facilitate the integration of acquired businesses, manage combined future growth and maintain a cohesive corporate culture. There can be no assurance that BlackRock will be able to successfully integrate acquired businesses, retain associated talent, scale support functions or realize other intended benefits of its inorganic strategy. Moreover, the challenges associated with BlackRock’s inorganic strategy may be heightened when inorganic transactions are in new geographic locations, involve new markets, products or business lines or are delivered via technology that differs from that employed by BlackRock. In addition, in the case of minority investments and joint ventures, BlackRock may be subject to risks due to reputational harm, liability or loss resulting from, or relating to operating systems, risk management controls, and employees that are outside of BlackRock’s control. Any failure to identify and mitigate the risks associated with acquisitions, joint ventures or minority investments through due diligence, indemnification provisions and/or operational expertise, or to manage the integration of acquisitions effectively, could have an adverse effect on BlackRock’s reputation or cause its AUM, revenue and earnings to decline, which may harm the Company’s competitive position in the investment management industry.

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

BlackRock makes investments on behalf of its clients in real assets, including real estate, infrastructure and energy assets, that may expose BlackRock and its funds and accounts to increased risks and liabilities that are inherent in the ownership and management of such assets. These may include:

•	construction risks, including as a result of force majeure, labor disputes or work stoppages, shortages of material or interruptions to the availability of necessary equipment;
•	accidents, pandemics (such as the COVID-19 pandemic), health crises or catastrophic events, such as explosions, fires or terrorist activity beyond BlackRock’s control;
•	risks associated with global climate change, including the greater frequency or intensity of adverse weather and natural disasters;
•	personal injury or property damage;
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

As a result of BlackRock’s extensive international operations, the Company faces associated operational, regulatory, reputational, political and foreign exchange rate risks, many of which are outside of the Company’s control. Operating outside the United States (“US”) may also expose BlackRock to increased compliance risks, as well as higher compliance costs to comply with US and non-US anti-corruption, anti-money laundering and sanctions laws and regulations. Similarly, certain jurisdictions in which BlackRock operates may not have comparable levels of protection for corporate assets, such as intellectual property, and client information and records, as the US. As a result, there may also be heightened information security or privacy risks in those jurisdictions. Any theft of data, technology or intellectual property may negatively impact BlackRock’s business operations and reputation. The failure of the Company’s systems of internal control to mitigate such risks, or of its operating infrastructure to support its global activities, could result in operational failures and regulatory fines and/or sanctions, which may cause the Company’s AUM, revenue and earnings to decline.

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

BlackRock seeks to foster a positive workplace culture, has adopted a comprehensive risk management process and continues to enhance various controls, procedures, policies and systems to monitor and manage risks. Notwithstanding these measures, BlackRock cannot ensure that its workplace culture or such controls, procedures, policies and systems will successfully identify and manage internal and external risks and BlackRock employees have in the past engaged in improper conduct. In addition, BlackRock is subject to the risk that its employees, contractors or other third parties may in the future deliberately or recklessly seek to circumvent established controls to commit fraud, pay or solicit bribes or otherwise act in ways that are inconsistent with the Company’s controls, policies, procedures, workplace culture or principles. This risk may be heightened as BlackRock expands into new markets and increases the breadth of its business offerings, both of which introduce additional complexity to its risk management program. Persistent attempts to circumvent policies and controls or repeated incidents involving fraud, conflicts of interests or transgressions of policies and controls could have an adverse effect on BlackRock’s reputation, cause adverse publicity, and result in litigation, regulatory inquiries, fines and/or sanctions, which may cause the Company’s AUM, revenue and earnings to decline.

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

BlackRock’s investment management activities expose the products and accounts it manages for its clients to many different industries and counterparties, including distributors, brokers and dealers, commercial and investment banks, clearing organizations, mutual and hedge funds, and other institutional clients. Transactions with counterparties expose BlackRock’s clients to credit risk in the event the applicable counterparty defaults. Although BlackRock maintains a robust vendor management program and regularly assesses risks posed by its counterparties, such counterparties may be subject to sudden swings in the financial and credit markets that may impair their ability to perform or they may fail to meet their obligations. Counterparties may also experience lapses in their internal controls or risk management systems or expose BlackRock and/or its clients to losses on account of employee malfeasance, negligence or human error. In addition, the concentration of certain financial institutions that BlackRock uses to facilitate securities and derivatives transactions for its clients, including clearing organizations, exchanges and central agents, increases the risk that a technical or operational issue at, or default by, one such institution could introduce operational issues or delays impacting multiple BlackRock clients. Any such operational issue, impairment or failure could negatively impact the performance of products or accounts that BlackRock manages for its clients, which may lead to client attrition and, in turn, cause BlackRock’s AUM, revenue and earnings to decline.

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

BlackRock may from time to time transfer key contracts from one vendor to another. Key contract transfers may be costly and complex, and expose BlackRock to heightened operational risks. Any failure to mitigate such risks could result in reputational harm, as well as financial losses to BlackRock and its clients. The failure or inability of BlackRock to diversify its sources for key services or the failure of any key vendor to fulfill its obligations could result in activities inconsistent with clients’ investment management or other agreements, have an adverse financial impact on BlackRock products or lead to operational and regulatory issues for the Company, which could result in reputational harm or legal liability, fines and/or sanctions and may cause BlackRock’s AUM, revenue and earnings to decline.

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

Key technology partnerships may expose BlackRock to increased regulatory oversight, as well as migration, execution, technology and operational risks.

In April 2020, BlackRock announced a strategic partnership to host Aladdin infrastructure on the Microsoft Azure cloud and commenced a multi-year plan to migrate the Aladdin environments for BlackRock and its external Aladdin clients to the cloud. The benefits of a cloud-based platform are significant and BlackRock has adopted a robust risk-based approach to its migration strategy; however the partnership also introduces new risks, including: (i) risks associated with relying on a third-party for aspects of the reliability and stability of Aladdin’s infrastructure; (ii) software and information security risks arising from the use of cloud technology; (iii) operational and execution risks, including those related to migration; and (iv) risks related to increased regulatory oversight and new compliance obligations. Any failure by BlackRock to manage these risks, and/or risks associated with future potential technology partnerships, may result in escalating costs, financial loss, client dissatisfaction or attrition, regulatory fines and/or sanctions, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline.

Disruption to the operations of third parties whose functions are integral to BlackRock’s Exchange-Traded Fund (“ETF”) platform may adversely affect the prices at which ETFs trade, particularly during periods of market volatility.

BlackRock is the largest provider of ETFs globally. Shares of ETFs trade on stock exchanges at prices at, above or below the ETF’s most recent net asset value (“NAV”). The NAV of an ETF is calculated at the end of each business day and fluctuates with changes in the market value of the ETF’s holdings. The trading price of the ETF’s shares fluctuates continuously throughout trading hours. The creation/redemption feature and arbitrage mechanism of an ETF are designed to make it more likely that the ETF’s shares normally will trade at prices close to the NAV. Notwithstanding these features, exchange prices have in the past deviated measurably from the NAV of certain ETFs and may under certain circumstances do so in the future. ETF market prices are subject to numerous potential risks, including trading halts invoked by a stock exchange, and the inability or unwillingness of market makers, authorized participants, settlement systems or other market participants to perform functions necessary for an ETF’s arbitrage mechanism to function effectively. These risks may be heightened as a result of significant market volatility, the accelerating growth of the ETF industry combined with increased market activity, as well as the complexity associated with the growing demand for product customization. Although certain structural improvements have contributed to the increasing resilience, stability and transparency of ETF markets, including during periods of volatility, and despite BlackRock’s continuing work with regulators and other third parties to implement additional ETF reforms, there can be no assurance that any such reforms will be implemented in a timely or effective fashion, or at all. Moreover, if market events lead to incidences where ETFs trade at prices that deviate meaningfully from an ETF’s NAV, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETF products and redeem their holdings, which may cause BlackRock’s AUM, revenue and earnings to decline.

Legal, Regulatory and reputationAL Risks

BlackRock is subject to extensive regulation around the world.

BlackRock’s business is subject to extensive regulation around the world. These regulations subject BlackRock’s business activities to an array of increasingly detailed operational requirements, compliance with which is costly and complex. In addition, many of BlackRock’s legal entities may be subject to laws and regulations aimed at preventing corruption, money laundering, inappropriate employment practices, illegal payments and engaging in business activities with certain individuals, countries or groups, including but not limited to the US Foreign Corrupt Practices Act, the USA PATRIOT Act, the Bank Secrecy Act, the UK Bribery Act, sanctions imposed by the US Treasury’s Office of Foreign Assets Control, the United Nations and the European Union (“EU”) and its member states, as well as those imposed by other countries in which BlackRock operates, such as Her Majesty’s Treasury’s Office of Financial Sanctions Implementation. BlackRock is also subject to certain risk retention rules and regulation, as well as regulatory capital requirements, which require the Company to maintain capital to support certain of its businesses. Furthermore, many jurisdictions in which BlackRock operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation, which expands data protection rules for individuals within the EU and for personal data exported outside the EU. BlackRock is additionally subject to scrutiny from various government agencies that focus on antitrust and competition laws and regulations within the US and internationally, including in connection with merger control proceedings and proposed investments. Any determination of a failure to comply with any such laws or regulations could result in fines and/or sanctions against the Company, as well as reputational harm. Moreover, to the extent that these laws and regulations become more stringent, or if BlackRock is required to hold increased levels of capital to support its businesses, the Company’s financial performance or plans for growth may be adversely impacted.

BlackRock may also be adversely affected by a failure to comply with existing laws and regulations or by changes in the interpretation or enforcement of such laws and regulations, including those discussed above. Challenges associated with interpreting regulations issued in numerous countries in a globally consistent manner may add to such risks, if regulators in different jurisdictions have inconsistent views or provide only limited regulatory guidance. In particular, violation of applicable laws or regulations could result in fines and/or sanctions, temporary or permanent prohibition of certain activities, reputational harm and related client terminations, suspensions of employees or revocation of their licenses, suspension or termination of investment adviser, broker-dealer or other registrations, or suspension or termination of BlackRock’s bank charter or other sanctions, which could have a material adverse effect on BlackRock’s reputation or business and may cause the Company’s AUM, revenue and earnings to decline. For a more extensive discussion of the laws, regulations and regulators to which BlackRock is subject and regulated by, see Item 1, Business – Regulation.

Regulatory reforms in the United States expose BlackRock to increasing regulatory scrutiny, as well as regulatory uncertainty.

In recent years a number of regulatory reforms have been proposed or fully or partially implemented in the United States, and the level of regulatory scrutiny to which BlackRock is subject has increased. BlackRock, as well as its clients, vendors and distributors, have expended resources and altered certain of their business or operating activities to prepare for, address and meet the requirements that such regulatory reforms impose. While BlackRock is, or may become, subject to numerous reform initiatives in the United States, see Item 1, Business – Regulation, key regulatory reforms that may impact the Company include:

•

Designation as a systemically important financial institution (“SIFI”): The Financial Stability Oversight Council (“FSOC”) has the authority to designate nonbank financial institutions as SIFIs in the United States under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. In July 2014, the FSOC pivoted from its previous entity-specific approach to designation and indicated that it would focus on a products and activities-based approach to designation in connection with addressing potential risks in the financial system related to asset management. In December 2019, the FSOC re-affirmed this approach when it voted to change its methodology for assessing financial stability to a products and activities-based approach. This reduces the risk of an entity-level designation, however it remains too early to predict the direction of the forthcoming regulatory environment and the FSOC retains the authority to designate an entity if an activities-based approach does not adequately address potential risks. In the event that BlackRock is designated as a SIFI, it could become subject to enhanced regulatory requirements and direct supervision by the Federal Reserve.

•

Federal Trade Commission Proposal: In September 2020, the Federal Trade Commission (“FTC”) released a Notice of Proposed Rulemaking proposing updates to premerger notification rules enacted under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) that require parties to certain transactions to provide the FTC and the Antitrust Division of the Department of Justice prior notice and observe a waiting period before consummation of such transactions. The proposals would: (i) require that investors aggregate holdings in an issuer across all associated funds when assessing HSR filing and exemption thresholds and (ii) create a new exemption for acquisitions resulting in aggregate holdings of up to 10% of an issuer, which would be unavailable to investors holding interests of more than 1% in competing firms. If enacted as drafted, the proposal requiring aggregation across associated funds could, absent exemptions for index-funds or certain types of registered funds, substantially increase BlackRock’s pre-merger notification obligations, which may be costly, impair funds’ ability to trade freely, require the implementation of monitoring tools and introduce additional compliance burdens for both BlackRock and the companies in which it invests. In instances where making a pre-merger notification may not be practicable, the proposed changes may serve to limit the size of BlackRock’s aggregate position in certain issuers.

•

Securities and Exchange Commission (“SEC”) Rulemakings for US Registered Funds and Investment Advisers: The SEC and its staff recently have engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. These efforts relate to, among other things, embedded leverage through the use of derivatives and other trading practices, cybersecurity, liquidity, enhanced regulatory and public reporting requirements and the evaluation of systemic risks. Over the past year, the SEC has adopted rules that include among other things: (i) the regulation of the use of derivatives; (ii) a new regulatory framework for fund of funds structures; and (iii) updated eligibility requirements for submitting shareholder proposals under the Securities Exchange Act of 1934, as amended. These rules, and any additional rules or regulatory initiatives resulting from the SEC's efforts, may increase BlackRock’s regulatory compliance requirements as well as disclosure requirements, which could be costly and may impede BlackRock’s growth.

•

Standards of Conduct Rulemaking: In June 2019, the SEC adopted a package of rulemakings and interpretations addressing investment adviser and broker-dealer standards of conduct. The package included new rules requiring registered advisers and registered broker-dealers to provide a relationship summary to retail investors, a new rule establishing a standard of conduct for broker-dealers when making recommendations to retail customers, and two new interpretations under the Investment Advisers Act of 1940. These rulemakings and interpretations could increase BlackRock’s disclosure obligations, impact distribution arrangements between BlackRock and its distribution partners, create compliance and operational challenges for BlackRock’s distribution partners and limit BlackRock’s ability to provide certain other services to its clients.

•

Money Market Reform: Following market liquidity issues that arose in March 2020 in connection with the spread of the COVID-19 pandemic, regulatory authorities are focused on the need for further regulation for certain money market funds. In December 2020, the President’s Working Group on Financial Markets issued a report outlining ten potential policy measures for consideration to improve the resiliency of money market funds and the broader short-term funding markets. Although it remains too early to accurately predict the forthcoming regulatory environment, including with respect to regulation of money market funds, certain of these reforms, if ever adopted, could significantly impact money market funds and the money market fund industry.

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

BlackRock’s business and operating activities are subject to increasing regulatory oversight outside of the United States and the Company may be affected by a number of proposed or fully or partially implemented reform initiatives in EMEA and the Asia-Pacific region, as well as volatility associated with international regulatory uncertainty, including:

•

British Exit from the EU: On December 31, 2020, the United Kingdom (“UK”) left the EU, and the UK and EU reverted to being distinct regulatory, legal and customs territories. Although an “EU-UK Trade and Cooperation Agreement” was agreed to in connection with the UK’s departure from the EU, it does not include any substantive provisions with respect to financial services. As a result, from January 1, 2021, cross-border financial services trade between the UK and the EU will be governed by their respective financial services regulations and market access regimes. BlackRock has implemented a number of steps to prepare for this outcome. These steps, which are and have been time consuming and costly and may add complexity to BlackRock’s future European operations, include effecting organizational, governance and operational changes, applying for and receiving additional licenses and permissions in the EU, and engaging in client communications. In addition, depending on how the future relationship between the UK and the EU develops, BlackRock may experience further organizational and operational challenges and incur additional costs in connection with its European operations, particularly with regards to delegation and outsourcing, which may impede the Company’s growth or impact its financial performance.

•

UK Overseas Funds Regime: As part of its post-EU membership regulatory review, the Financial Conduct Authority (“FCA”) is reviewing the requirements it will impose on EU-domiciled funds offered into the UK. Any new requirements could introduce cost and complexity to BlackRock’s cross-border business model.

•

Enhanced regulatory scrutiny of technology service providers to financial services firms: There has been growing regulatory scrutiny of technology service providers on which financial services firms are reliant, including the Digital Operational Resilience Act (“DORA”), which was proposed by the EC in September 2020 and focuses on direct regulation of providers and users of technology and data services. If enacted as proposed, DORA may, among other things: (i) introduce additional governance, risk management, incident reporting, testing and information sharing requirements to a number of BlackRock’s European entities and certain Aladdin clients; and (ii) subject Aladdin to broad additional oversight. Separately, in November 2020, the Financial Stability Board released a Consultation on Regulatory and Supervisory Issues Relating to Outsourcing and Third-Party Relationships, which explores direct supervision of technology service providers to financial services firms, in addition to detailing concerns around the potential for systemic risk in the provision of such services.

•

Macroprudential policies for asset managers: Certain policymakers continue to raise long-standing concerns about liquidity and leverage risks in the asset management industry and wider market-based finance sector. The COVID-19 pandemic has heightened concerns and prompted a broad review of existing financial market regulations by international standard setters and regulators across the Americas, Europe and Asia, including an assessment of the adequacy of certain structural components of current markets in mitigating risks. In the event that either the longer-standing concerns or recent broad review result in regulatory or policy action, macroprudential tools may begin to apply to open-ended investment funds broadly. BlackRock may also be required to make changes to structural features of certain open-ended investment funds. Either eventuality could limit BlackRock’s ability to offer products to certain clients and/or result in clients altering their investment strategies or allocations in a manner that is adverse to BlackRock.

•

Revised capital requirements for investment firms: In December 2017, the European Commission (“EC”) published a proposal for a new Directive and Regulation on prudential requirements for Markets in Financial Instruments Directive investment firms. The proposal passed the EU legislative process and the final texts of the Regulation and Directive were published in December 2019. The new legislative package, which comes into effect in 2021, will result in changes to the amount of regulatory capital BlackRock is required to hold in the EU and how such capital is calculated, as well as introduce revised disclosure obligations for large investment firms. The UK is also proposing the adoption of comparable rules, which will apply to UK-based investment firms from 2022.

•

EU market access: In 2019, the EC commenced a review of the Alternative Investment Fund Managers Directive to assess, among other things, the conditions for delegating portfolio management mandates to third countries, the effectiveness of regulation on third country fund marketing passports and the continuation of national private placement regimes. To the extent the review results in formal legislation that limits the scope of existing permitted activities and EU market access rights for asset management firms with non-EU operations, or extends more stringent rules to the Directive on Undertakings for Collective Investment in Transferable Securities (“UCITS”), BlackRock’s ability to offer collective investment funds and certain investment services to EU-based clients may be adversely affected.

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

•

UK asset management market study: The FCA has adopted requirements for UK fund managers to assess whether the retail collective investments they manage offer “value” to investors. In 2020, the Company initiated the provision of an annual assessment based upon various factors including cost, performance and comparable services. If “value” has not been provided to consumers, the Company will need to address any identified deficiencies. The FCA also requested that the UK’s Competition and Markets Authority (“CMA”) assess the investment consultant and fiduciary markets. The CMA’s final report identified a number of competition issues in such markets and the UK regulatory regime was revised in 2020 to introduce mandatory tendering of investment consultancy and fiduciary management services, and new standards of disclosure of fees and performance. The CMA’s remedies could have a significant impact on the Company’s ability to enter into fiduciary and investment management mandates with UK pension fund clients.

•

Sustainability Regulation: In 2018, the EC introduced a number of regulatory proposals to underpin sustainable investment products; require disclosure of sustainability-related information by market participants, investments products, and issuers; and require the integration of sustainability considerations into the investment and risk management processes of asset managers and other institutional investors. Rules arising from the reform proposals will take effect in March 2021. Regulators in Asia have been similarly focused on sustainability reform initiatives. In December 2020, the Monetary Authority of Singapore finalized its Guidelines on Environmental Risk Management for the asset management industry. The guidelines set forth enhanced environmental risk assessment, monitoring and oversight practices that certain funds registered or licensed in Singapore will be required to implement over an 18-month transition period. The Hong Kong Securities and Futures Commission proposed similar enhancements to sustainability risk management practices and disclosure requirements for funds in a Consultation Paper it issued in October 2020.

•

Securities Financing Transaction Regulation (“SFTR”): In November 2015, the EU introduced a regulation on the reporting and transparency of securities financing transactions and total return swaps. The SFTR aims to improve the transparency surrounding securities financing transactions and total return swaps by, among other things, requiring reporting of securities financing transactions to a trade repository and requiring disclosure of the use of securities financing transactions and total return swaps to investors. During 2020, additional obligations became effective under the SFTR that require BlackRock to submit additional transaction reports with substantive details of trading activity to authorities. Compliance with the SFTR may subject BlackRock to additional expenses and could lead to modifications in BlackRock’s securities financing transaction activities.

•

Central Securities Depository Regulation: A settlement discipline regime introduced by the Central Securities Depository Regulation will become effective in February 2022. The regime includes measures to address settlement failures including rules for trade allocation and confirmation processing, along with cash penalties for failed transactions and mandatory buy-in requirements. To the extent left unchanged by a review that is scheduled to take place during 2021, the regime will require BlackRock to introduce operational mechanisms to facilitate the mandatory buy-in of securities in instances where the seller fails to deliver securities in a timely manner which, if not complied with, may subject BlackRock to penalty.

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

BlackRock is subject to a number of sources of potential legal liability and the Company, certain of the investment funds it manages and certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with BlackRock’s activities. Certain of BlackRock’s subsidiaries and employees are also subject to periodic examination, special inquiries and potential proceedings by regulatory authorities, including the Securities and Exchange Commission, Office of the Comptroller of the Currency (“OCC”), Department of Labor, Commodity Futures Trading Commission, Financial Conduct Authority, Commission de Surveillance du Secteur Financial and Federal Reserve. Similarly, from time to time, BlackRock receives subpoenas or other requests for information from various US and non-US governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations, proceedings or litigations. These examinations, inquiries and proceedings have in the past and could in the future, if compliance failures or other violations are found, cause the relevant governmental or regulatory authority to institute proceedings and/or impose sanctions for violations. Any such action may also result in litigation by investors in BlackRock’s funds, other BlackRock clients or BlackRock’s shareholders, which could harm the Company’s reputation and may cause its AUM, revenue and earnings to decline, potentially harm the investment returns of the applicable fund, or result in the Company being liable for damages.

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

Damage to BlackRock’s reputation may harm its business.

 BlackRock’s reputation is critical to its relationships with its clients, employees, shareholders and business partners. BlackRock’s reputation may be harmed by, among other factors, regulatory or enforcement actions, technology or operational failures, poor investment performance, ineffective management or monitoring of key third-party relationships, cyber-security or other privacy incidents, employee errors or misconduct, a failure to manage environmental, social, and governance risks, or a failure to manage conflicts of interest. In addition, BlackRock’s business, scale and investments subject it to significant media coverage and increasing attention from a broad range of stakeholders. This heightened scrutiny has resulted in negative publicity for BlackRock in the past and may do so in the future. In addition, the increasing popularity of social media and non-mainstream Internet news sources may lead to faster and wider dissemination of any adverse publicity or inaccurate information about BlackRock, making effective remediation more difficult. Damage to BlackRock’s reputation may impact BlackRock’s ability to attract and retain clients, employees, shareholders and business partners, which may cause its AUM, revenue and earnings to decline.

A failure to effectively manage potential conflicts of interest could result in litigation or enforcement actions and/or adversely affect BlackRock’s business and reputation, which may cause BlackRock’s AUM, revenue and earnings to decline.

As a global investment management firm that provides investment and technology services to a diverse range of clients, the Company must routinely address and manage conflicts of interest, as well as the perception of conflicts of interest, between itself and its clients, employees or vendors. While BlackRock has policies, controls and disclosure protocols in place to manage and address potential conflicts of interest, identifying and mitigating conflicts of interest can be complex and is the subject of increasing regulatory and media scrutiny. It is possible that actual, potential or perceived conflicts could give rise to investor or client dissatisfaction, adverse publicity, litigation or enforcement actions. In particular, BlackRock’s broad range of investment, advisory and technology offerings, and its focus on providing clients with whole portfolio solutions, may result in clients working with multiple BlackRock businesses and/or BlackRock being engaged by institutions that have a nexus to industries or jurisdictions in which BlackRock operates, which may increase the potential for actual or perceived conflicts of interest and improper information sharing. To the extent that BlackRock fails, or appears to fail, to deal appropriately with any conflict of interest, it may face adverse publicity, reputational damage, litigation, regulatory proceedings, client attrition, penalties, fines and/or sanctions, any of which may cause BlackRock’s AUM, revenue and earnings to decline.

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

The implications of complying with threshold limits and/or any failure to comply with ownership reporting requirements could result in harm to BlackRock’s reputation, impact the performance of certain BlackRock funds and may cause its AUM, revenue and earnings to decline.

Of note among the various international regulations to which BlackRock is subject are the extensive and increasingly stringent regulatory reporting requirements that necessitate the monitoring and reporting of issuer exposure levels (thresholds) across the holdings of managed funds and accounts and those of the Company. The specific triggers and the reporting methods that these threshold filings entail vary significantly by regulator and across jurisdictions. BlackRock continues to invest in technology, training and its employees to further enhance its monitoring and reporting functions. Despite these investments, the complexity of the various threshold reporting requirements combined with the breadth of the assets managed by the Company and high volume of securities trading have caused errors and omissions to occur in the past, and pose a risk that errors or omissions may occur in the future. Any such errors may expose BlackRock to monetary penalties or other sanctions, which could have an adverse effect on BlackRock’s reputation and may cause its AUM, revenue and earnings to decline.

Moreover, as BlackRock’s business grows it is becoming subject to a greater number of regulatory, industry-level or issuer-specific threshold limits that may prevent BlackRock from holding positions in certain equity securities, securities convertible into equity securities or futures contracts in excess of certain thresholds. Although BlackRock is actively engaged in regulatory, issuer-specific and structural initiatives to create additional investment capacity, threshold limits may nonetheless prevent the purchase of certain securities which may, in turn, impact the performance of certain BlackRock index funds by increasing tracking error relative to the funds’ benchmarks and impact the performance of certain BlackRock actively managed funds by preventing them from taking advantage of alpha generating opportunities.

BlackRock has been the subject of commentary citing concerns about index investing and common ownership.

As a leader in the index investing and asset management industry, BlackRock has been the subject of commentary citing concerns about the growth of index investing, as well as perceived competition issues associated with asset managers managing stakes in multiple companies within certain industries, known as “common ownership”. The commentators argue that index funds have the potential to distort investment flows, create stock price bubbles, or conversely, exacerbate a decline in market prices. Additional commentary focuses on competition issues associated with common ownership and purports to link aggregated equity positions in certain concentrated industries with higher consumer prices and executive compensation, among other things. In the US, the FTC during 2018 held hearings on Competition and Consumer Protection in the 21st Century, which included a discussion of common ownership, and in 2020, common ownership was cited as a disqualifying factor in a newly proposed exemption from the FTC’s pre-merger notification rules. Common ownership was also cited as a consideration underlying the FTC’s consultation on the rules that apply to acquisitions of voting securities by investment entities. Although the FTC acknowledged that the common ownership debate remains unsettled, it is expected that common ownership may be given greater consideration in connection with FTC rule proposals, policy decisions and/or the scrutiny of mergers. In the EU, both the EC and the European Parliament released reports in 2020 on common ownership. Neither report took a position that common ownership had an adverse impact on competition. It is expected that common ownership will continue to be a focus for the EC, among others, including in the assessment of mergers and investigations. There is substantial literature highlighting the benefits of index investing, as well as casting doubt on the assumptions, data, methodology and conclusions associated with common ownership arguments. Nevertheless, some commentators have proposed remedies, including limits on stakes managed by asset managers that, if enacted into policy, could have a negative impact on the capital markets, increase transaction costs and limit the availability of products for investors. This may, in turn, adversely affect BlackRock.

New tax legislation or changes to existing US and non-US tax laws, treaties and regulations or challenges to BlackRock’s historical taxation practices may adversely affect BlackRock’s effective tax rate, business and overall financial condition.

BlackRock’s businesses may be directly or indirectly affected by tax legislation and regulation, or the modification of existing tax laws, by US or non-US tax authorities. In the US, legislation at both the federal and state level has been previously proposed to enact a financial transaction tax (“FTT”) on stocks, bonds and a broad range of financial instruments and derivative transactions. In the EU, certain Member States have also enacted similar FTTs and the EC has proposed legislation to harmonize these taxes and provide for the adoption of EU-level legislation applicable to some (but not all) EU Member States. If enacted as proposed, FTTs could have an adverse effect on BlackRock’s financial results and clients’ performance results.

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

Item 1B. Unresolved Staff Comments

The Company has no unresolved comments from the Securities and Exchange Commission (“SEC”) staff relating to BlackRock’s periodic or current reports filed with the SEC pursuant to the Exchange Act.

Item 2. Properties

BlackRock’s principal office, which is leased, is located at 55 East 52nd Street, New York, New York. BlackRock leases additional office space in New York City at 40 East 52nd Street and 49 East 52nd Street, and throughout the world, including Atlanta, Belgrade (Serbia), Boston, Edinburgh, Mumbai (India), Gurgaon (India), Hong Kong, London, Melbourne (Australia), Mexico City, Munich, Paris, Princeton (New Jersey), San Francisco, Seattle, Frankfurt (Germany), Santa Monica, Budapest, Singapore, Sydney, Taipei and Tokyo. The Company also owns an 84,500 square foot office building in Wilmington (Delaware) and a 43,000 square foot data center in Amherst (New York).

Item 3. Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 16, Commitments and Contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2021, there were 209 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for many underlying investors.

The following table sets forth for the periods indicated the dividends declared per share for the common stock as reported on the NYSE:

Cash Dividend
Declared
2020
First Quarter	$3.63
Second Quarter	$3.63
Third Quarter	$3.63
Fourth Quarter	$3.63
2019
First Quarter	$3.30
Second Quarter	$3.30
Third Quarter	$3.30
Fourth Quarter	$3.30

BlackRock’s closing common stock price as of February 24, 2021 was $712.10.

Dividends

On January 21, 2021, the Board of Directors approved BlackRock’s quarterly dividend of $4.13 per share to be paid on March 23, 2021 to stockholders of record at the close of business on March 5, 2021.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2020, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2020 through October 31, 2020	4,031	$554.85	—	5,041,968
November 1, 2020 through November 30, 2020	3,697	$599.21	—	5,041,968
December 1, 2020 through December 31, 2020	16,713	$709.12	—	5,041,968
Total	24,441	$667.05	—

(1)

Consists of purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards.

Item 6. Removed and Reserved

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) a pandemic or health crisis, including the COVID-19 pandemic, and its continued impact on financial institutions, the global economy or capital markets, as well as BlackRock’s products, clients, vendors and employees, and BlackRock’s results of operations, the full extent of which may be unknown; (2) the introduction, withdrawal, success and timing of business initiatives and strategies; (3) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (4) the relative and absolute investment performance of BlackRock’s investment products; (5) BlackRock’s ability to develop new products and services that address client preferences; (6) the impact of increased competition; (7) the impact of future acquisitions or divestitures; (8) BlackRock’s ability to integrate acquired businesses successfully; (9) the unfavorable resolution of legal proceedings; (10) the extent and timing of any share repurchases; (11) the impact, extent and timing of technological changes and the adequacy of intellectual property, information and cyber security protection; (12) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (13) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock; (14) changes in law and policy and uncertainty pending any such changes; (15) any failure to effectively manage conflicts of interest; (16) damage to BlackRock’s reputation; (17) terrorist activities, civil unrest, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (18) the ability to attract and retain highly talented professionals; (19) fluctuations in the carrying value of BlackRock’s economic investments; (20) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (21) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (22) the failure by a key vendor of BlackRock to fulfill its obligations to the Company; (23) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (24) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded funds (“ETF”) platform; (25) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (26) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $8.68 trillion of AUM at December 31, 2020. With approximately 16,500 employees in more than 30 countries, BlackRock provides a broad range of investment and technology services to institutional and retail clients in more than 100 countries across the globe. For further information see Note 1, Business Overview, and Note 27, Segment Information, in the notes to the consolidated financial statements contained in Part II, Item 8.

The following discussion includes a comparison of BlackRock’s results for 2020 and 2019. For a discussion of BlackRock’s results for 2018 and a comparison of results for 2019 and 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020.

On May 15, 2020, a subsidiary of The PNC Financial Services Group, Inc. (“PNC”) completed the secondary offering of 31,628,573 shares of the Company’s common stock at a price of $420 per share, which included 823,188 shares of common stock issued upon the conversion of the Company’s Series B Convertible Participating Preferred Stock and 2,875,325 shares of common stock under the fully exercised underwriters’ option to purchase additional shares. Also on May 15, 2020, PNC completed the sale of 2,650,857 shares to the Company at a price of $414.96 per share. The shares repurchased by the Company were in addition to the share repurchase authorization under the Company’s existing share repurchase program. The secondary offering and the Company’s share repurchase resulted in PNC’s exit of its entire ownership position in the Company.
Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications.

United Kingdom Exit from European Union

On December 31, 2020, the United Kingdom (“UK”) left the European Union (“EU”), and the UK and EU reverted to being distinct regulatory, legal and customs territories. Although an “EU-UK Trade and Cooperation Agreement” was agreed to in connection with the UK’s departure from the EU, it does not include any substantive provisions with respect to financial services. As a result, from January 1, 2021, cross-border financial services trade between the UK and the EU will be governed by their respective financial services regulations and market access regimes. BlackRock has implemented a number of steps to prepare for this outcome. These steps, which are and have been time consuming and costly and may add complexity to BlackRock’s future European operations, include effecting organizational, governance and operational changes, applying for and receiving additional licenses and permissions in the EU, and engaging in client communications. In addition, depending on how the future relationship between the UK and the EU develops, BlackRock may experience further organizational and operational challenges and incur additional costs in connection with its European operations, particularly with regards to delegation and outsourcing, which may impede the Company’s growth or impact its financial performance.

Other Development

On February 13, 2020, BlackRock announced the establishment of The BlackRock Foundation (the “Foundation”) and the contribution of its remaining 20% stake in PennyMac Financial Services, Inc. (“PennyMac”) to the Foundation and the BlackRock Charitable Fund, which BlackRock established in 2013 (together, the “Charitable Contribution”). The Charitable Contribution resulted in an operating expense of $589 million, which was offset by a $122 million noncash, nonoperating pre-tax gain on the contributed shares and a tax benefit of $241 million in the consolidated statement of income for the year ended December 31, 2020. The Charitable Contribution provides long-term funding for BlackRock’s philanthropic investments and partnerships. The general and administration expense, nonoperating gain and associated tax benefit related to the Charitable Contribution have been excluded from as adjusted results.

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

The COVID-19 pandemic continues to result in governmental authorities taking numerous measures to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures may continue to, among other things, severely restrict global economic activity, which can disrupt supply chains, lower asset valuations, significantly increase unemployment and underemployment levels, decrease liquidity in markets for certain securities and cause significant volatility and disruption in the financial markets.

Towards the end of the first quarter of 2020 the pandemic began to impact BlackRock’s business. While global markets have significantly recovered since then, the effects of the pandemic are ongoing, and such impact may continue in future quarters if conditions persist or worsen.

The aggregate extent to which COVID-19, and the related global economic crisis, affect BlackRock’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on BlackRock’s products, clients, vendors and employees. See Part I, Item 1A - Risk Factors herein for information on the possible future effects of the COVID-19 pandemic on our results.

In addition, although the forthcoming environment remains uncertain, BlackRock’s business may be impacted by governmental changes, as well as potential regulations, foreign and trade policies and fiscal spending that may arise as a result of such changes.

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

BlackRock is currently voluntarily waiving a portion of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income. These waivers result in a reduction of management fees, a portion of which is partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. BlackRock has provided voluntary yield support waivers in prior periods and may increase or decrease the level of fee waivers in future periods.

BlackRock manages $4.4 trillion of equity assets across markets globally. Beta divergence between equity markets, where certain markets perform differently than others, may lead to an increase in the proportion of BlackRock AUM weighted toward lower fee equity products, resulting in a decline in BlackRock’s effective fee rate. Divergent market factors may also erode the correlation between the growth rates of AUM and investment advisory, administration fees and securities lending revenue (collectively “base fees”).

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

As the wealth management landscape shifts globally from individual product selection to a whole-portfolio approach, BlackRock’s retail strategy is focused on creating outcome-oriented client solutions. This includes having a diverse platform of alpha-seeking active, index and alternative products, as well as enhanced distribution and portfolio construction technology offerings. Digital wealth tools are an important component of BlackRock’s retail strategy, as BlackRock scales and customizes model portfolios, extends Aladdin Wealth and digital wealth partnerships globally, and helps advisors build better portfolios through portfolio construction and risk management, powered by Aladdin. In February 2021, BlackRock acquired Aperio, a pioneer in customizing tax-optimized index equity SMAs, to enhance our wealth platform and provide whole-portfolio solutions to ultra-high net worth advisors. By combining Aperio with BlackRock’s existing SMA franchise, the Company plans to expand the breadth of personalization capabilities available to wealth managers from BlackRock via tax-managed strategies across factors, broad market indexing, and investor Environmental, Social, and Governance preferences across all asset classes.

BlackRock continues to invest in technology services offerings, which enhance the ability to manage portfolios and risk, effectively serve clients and operate efficiently. Anticipated industry consolidation and regulatory requirements should continue to drive demand for holistic and flexible technology solutions. BlackRock’s Aladdin platform provides clients with an ability to manage portfolios and risk across public and private asset classes on a single platform.

Across BlackRock, more clients are focusing on the impact of sustainability on their portfolios. This shift has been driven by an increased understanding of how sustainability-related factors can affect economic growth, asset values, and financial markets as a whole. As a fiduciary, BlackRock is committed to helping clients build more resilient portfolios. Since sustainable investment options have the potential to offer clients better outcomes, the Company is making sustainability integral to the way BlackRock manages risk, constructs portfolios, designs products, and engages with companies. Over the past several years, BlackRock has been deepening the integration of sustainability into technology, risk management, and product choice across BlackRock, and plans to accelerate those efforts.

Executive Summary

(in millions, except shares and per share data)	2020	2019
GAAP basis:
Total revenue	$16,205	$14,539
Total expense	10,510	8,988
Operating income	$5,695	$5,551
Operating margin	35.1%	38.2%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	475	186
Income tax expense	(1,238)	(1,261)
Net income attributable to BlackRock	$4,932	$4,476
Diluted earnings per common share	$31.85	$28.43
Effective tax rate	20.1%	22.0%
As adjusted(1):
Operating income	$6,284	$5,551
Operating margin	44.9%	43.7%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$353	$186
Net income attributable to BlackRock	$5,237	$4,484
Diluted earnings per common share	$33.82	$28.48
Effective tax rate	21.1%	21.9%
Other:
Assets under management (end of period)	$8,676,680	$7,429,633
Diluted weighted-average common shares outstanding(2)	154,840,582	157,459,546
Shares outstanding (end of period)	152,532,885	155,198,968
Book value per share(3)	$231.31	$216.15
Cash dividends declared and paid per share	$14.52	$13.20

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)

Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. As of December 31, 2020, there were no shares of preferred stock outstanding.

(3)	Total BlackRock stockholders’ equity, divided by total shares outstanding at December 31 of the respective year-end.

2020 Compared with 2019

GAAP.  Operating income of $5,695 million increased $144 million and operating margin of 35.1% decreased 310 bps from 2019. Operating income and operating margin reflected higher base fees, performance fees and technology services revenue, which were more than offset by higher expense, including the impact of $589 million related to the Charitable Contribution, higher compensation and benefits expense, and higher product launch costs in 2020. Product launch costs in 2020 included $87 million and $83 million associated with the close of the $2.3 billion BlackRock Health Sciences Trust II and the $2 billion BlackRock Capital Allocation Trust, respectively. Product launch costs for 2019 included $61 million associated with the close of the $1.4 billion BlackRock Science and Technology Trust II.

Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests (“NCI”), increased $289 million from 2019 driven by the impact of a pre-tax gain of approximately $240 million in connection with a recapitalization of iCapital Network, Inc. (“iCapital”) and $122 million pre-tax gain related to the Charitable Contribution, partially offset by lower mark-to-market gains on un-hedged seed capital investments and lower interest income.

Income tax expense for 2020 included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution, partially offset by a noncash net expense of approximately $79 million associated with the revaluation of certain deferred income tax assets and liabilities related to the legislation enacted in the United Kingdom increasing its corporate tax rate and state and local income tax changes. Income tax expense for 2020 also included $139 million of net discrete tax benefits, including benefits related to changes in the Company’s organizational entity structure and stock-based compensation awards. Income tax expense for 2019 included $28 million of discrete tax benefits, primarily related to stock-based compensation awards.

Diluted earnings per common share increased $3.42, or 12%, from 2019, reflecting higher revenue and nonoperating income and a lower diluted share count, partially offset by the impact of the Charitable Contribution and higher product launch costs for 2020.

As Adjusted.  Operating income of $6,284 million increased $733 million and operating margin of 44.9% increased 120 bps from 2019. Diluted earnings per common share increased $5.34, or 19%, from 2019, primarily due to higher operating and nonoperating income and a lower diluted share count in 2020. The financial impact related to the Charitable Contribution and the noncash net tax expense associated with the revaluation of certain deferred income tax assets and liabilities described above has been excluded from as adjusted results.

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

Computations for all periods are derived from the consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

(in millions)	2020	2019
Operating income, GAAP basis	$5,695	$5,551
Non-GAAP expense adjustments:
Charitable Contribution	589	—
Operating income, as adjusted	6,284	5,551
Product launch costs and commissions	172	61
Operating income used for operating margin measurement	$6,456	$5,612
Revenue, GAAP basis	$16,205	$14,539
Non-GAAP adjustments:
Distribution fees	(1,131)	(1,069)
Investment advisory fees	(704)	(616)
Revenue used for operating margin measurement	$14,370	$12,854
Operating margin, GAAP basis	35.1%	38.2%
Operating margin, as adjusted	44.9%	43.7%

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

•

Operating income, as adjusted, includes non-GAAP expense adjustments. In 2020, the Charitable Contribution expense of $589 million has been excluded from operating income, as adjusted, due to its nonrecurring nature.

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

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

(in millions)	2020	2019
Nonoperating income (expense), GAAP basis	$829	$236
Less: Net income (loss) attributable to NCI	354	50
Nonoperating income (expense), net of NCI	475	186
Less: Gain related to the Charitable Contribution	122	—
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$353	$186

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to its results and provides comparability of this information among reporting periods. Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s nonoperating results, which ultimately impact BlackRock’s book value. In 2020, the noncash, nonoperating pre-tax gain of $122 million related to the Charitable Contribution has been excluded from nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, due to its nonrecurring nature.

(3) Net income attributable to BlackRock, Inc., as adjusted:

(in millions, except per share data)	2020	2019
Net income attributable to BlackRock, Inc., GAAP basis	$4,932	$4,476
Non-GAAP adjustments:
Charitable Contribution, net of tax	226	—
Income tax matters	79	8
Net income attributable to BlackRock, Inc., as adjusted	$5,237	$4,484
Diluted weighted-average common shares outstanding (4)	154.8	157.5
Diluted earnings per common share, GAAP basis (4)	$31.85	$28.43
Diluted earnings per common share, as adjusted (4)	$33.82	$28.48

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

See aforementioned discussion regarding operating income, as adjusted, operating margin, as adjusted, and nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted for information on the Charitable Contribution.

In 2020, a discrete tax benefit of $241 million was recognized in connection with the Charitable Contribution. The discrete tax benefit has been excluded from as adjusted results due to the non-recurring nature of the Charitable Contribution. Amounts for income tax matters represent net noncash (benefits) expense primarily associated with the revaluation of certain deferred tax liabilities related to intangible assets and goodwill as a result of tax rate changes. The amount for 2020 included a $79 million net noncash expense related to the impact of legislation enacted in the United Kingdom increasing its corporate tax rate and state and local income tax changes. These amounts have been excluded from the as adjusted results as these items will not have a cash flow impact and to ensure comparability among periods presented.

Per share amounts reflect net income attributable to BlackRock, Inc., as adjusted divided by diluted weighted-average common shares outstanding.

(4) Nonvoting participating preferred stock is considered to be a common stock equivalent for purposes of determining basic and diluted earnings per share calculations. As of December 31, 2020, there were no shares of preferred stock outstanding.

Assets Under Management

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM		Net inflows (outflows)
(in millions)	2020	2019	2020	2019
Retail	$845,917	$703,297	$69,556	$15,810
iShares ETFs	2,669,007	2,240,065	184,885	183,492
Institutional:
Active	1,524,462	1,338,670	31,624	99,456
Index	2,948,683	2,599,882	(28,717)	36,902
Institutional subtotal	4,473,145	3,938,552	2,907	136,358
Long-term	7,988,069	6,881,914	257,348	335,660
Cash management	666,252	545,949	113,349	93,074
Advisory(1)	22,359	1,770	20,141	2
Total	$8,676,680	$7,429,633	$390,838	$428,736

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM		Net inflows (outflows)
(in millions)	2020	2019	2020	2019
Active	$2,250,887	$1,947,222	$87,737	$109,892
Index and iShares ETFs	5,737,182	4,934,692	169,611	225,768
Long-term	7,988,069	6,881,914	257,348	335,660
Cash management	666,252	545,949	113,349	93,074
Advisory(1)	22,359	1,770	20,141	2
Total	$8,676,680	$7,429,633	$390,838	$428,736

AUM and Net Inflows (Outflows) by Product Type
	AUM		Net inflows (outflows)
(in millions)	2020	2019	2020	2019
Equity	$4,419,806	$3,820,329	$48,995	$28,353
Fixed income	2,674,488	2,315,392	157,961	263,579
Multi-asset	658,733	568,121	13,213	18,889
Alternatives:
Illiquid alternatives	85,770	75,349	10,883	14,103
Liquid alternatives	73,218	59,048	6,545	3,957
Currency and commodities(2)	76,054	43,675	19,751	6,779
Alternatives subtotal	235,042	178,072	37,179	24,839
Long-term	7,988,069	6,881,914	257,348	335,660
Cash management	666,252	545,949	113,349	93,074
Advisory(1)	22,359	1,770	20,141	2
Total	$8,676,680	$7,429,633	$390,838	$428,736

(1)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.3 billion of iShares ETFs AUM held in advisory accounts associated with the Federal Reserve Bank of New York (“FRBNY”) assignment as of December 31, 2020 (disclosed via FRBNY reporting as of January 11, 2021) are included within Fixed Income iShares ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(2)	Amounts include commodity iShares ETFs.

The following table presents the component changes in BlackRock’s AUM for 2020 and 2019.

(in millions)	2020	2019
Beginning AUM	$7,429,633	$5,975,818
Net inflows (outflows):
Long-term	257,348	335,660
Cash management	113,349	93,074
Advisory(1)	20,141	2
Total net inflows (outflows)	390,838	428,736
Market change	746,269	994,076
FX impact(2)	109,940	31,003
Total change	1,247,047	1,453,815
Ending AUM	$8,676,680	$7,429,633

(1)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.3 billion of iShares ETFs AUM held in advisory accounts associated with the FRBNY assignment as of December 31, 2020 (disclosed via FRBNY reporting as of January 11, 2021) are included within Fixed Income iShares ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

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

Component Changes in AUM for 2020

The following table presents the component changes in AUM by client type and product type for 2020.

	December 31,	Net inflows	Market	FX	December 31,	Full year average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Retail:
Equity	$252,413	$39,341	$42,545	$4,135	$338,434	$265,433
Fixed income	305,265	22,784	9,725	2,694	340,468	309,723
Multi-asset	120,439	(481)	12,262	404	132,624	117,195
Alternatives	25,180	7,912	929	370	34,391	28,839
Retail subtotal	703,297	69,556	65,461	7,603	845,917	721,190
iShares ETFs:
Equity	1,632,972	76,307	186,918	8,904	1,905,101	1,561,970
Fixed income	565,790	88,894	28,009	7,340	690,033	627,039
Multi-asset	5,210	646	388	24	6,268	5,287
Alternatives	36,093	19,038	12,331	143	67,605	53,845
iShares ETFs subtotal	2,240,065	184,885	227,646	16,411	2,669,007	2,248,141
Institutional:
Active:
Equity	141,118	1,890	24,045	2,469	169,522	141,059
Fixed income	651,368	6,598	49,712	8,591	716,269	673,043
Multi-asset	434,233	13,639	52,365	11,005	511,242	443,913
Alternatives	111,951	9,497	3,861	2,120	127,429	116,557
Active subtotal	1,338,670	31,624	129,983	24,185	1,524,462	1,374,572
Index:
Equity	1,793,826	(68,543)	254,475	26,991	2,006,749	1,723,674
Fixed income	792,969	39,685	67,623	27,441	927,718	837,469
Multi-asset	8,239	(591)	749	202	8,599	8,157
Alternatives	4,848	732	(50)	87	5,617	4,675
Index subtotal	2,599,882	(28,717)	322,797	54,721	2,948,683	2,573,975
Institutional subtotal	3,938,552	2,907	452,780	78,906	4,473,145	3,948,547
Long-term	6,881,914	257,348	745,887	102,920	7,988,069	6,917,878
Cash management	545,949	113,349	(63)	7,017	666,252	617,989
Advisory(3)	1,770	20,141	445	3	22,359	13,236
Total	$7,429,633	$390,838	$746,269	$109,940	$8,676,680	$7,549,103

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.3 billion of iShares ETFs AUM held in advisory accounts associated with the FRBNY assignment as of December 31, 2020 (disclosed via FRBNY reporting as of January 11, 2021) are included within Fixed Income iShares ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

The following table presents component changes in AUM by investment style and product type for 2020.

	December 31,	Net inflows	Market	FX	December 31,	Full year average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Active:
Equity	$316,145	$30,241	$58,922	$4,881	$410,189	$327,403
Fixed income	939,275	26,934	58,153	10,653	1,035,015	964,153
Multi-asset	554,672	13,154	64,629	11,409	643,864	561,107
Alternatives	137,130	17,408	4,791	2,490	161,819	145,395
Active subtotal	1,947,222	87,737	186,495	29,433	2,250,887	1,998,058
Index and iShares ETFs:
iShares ETFs:
Equity	1,632,972	76,307	186,918	8,904	1,905,101	1,561,970
Fixed income	565,790	88,894	28,009	7,340	690,033	627,039
Multi-asset	5,210	646	388	24	6,268	5,287
Alternatives	36,093	19,038	12,331	143	67,605	53,845
iShares ETFs subtotal	2,240,065	184,885	227,646	16,411	2,669,007	2,248,141
Non-ETF Index:
Equity	1,871,212	(57,553)	262,143	28,714	2,104,516	1,802,763
Fixed income	810,327	42,133	68,907	28,073	949,440	856,082
Multi-asset	8,239	(587)	747	202	8,601	8,158
Alternatives	4,849	733	(51)	87	5,618	4,676
Non-ETF Index subtotal	2,694,627	(15,274)	331,746	57,076	3,068,175	2,671,679
Index & iShares ETFs subtotal	4,934,692	169,611	559,392	73,487	5,737,182	4,919,820
Long-term	6,881,914	257,348	745,887	102,920	7,988,069	6,917,878
Cash management	545,949	113,349	(63)	7,017	666,252	617,989
Advisory(3)	1,770	20,141	445	3	22,359	13,236
Total	$7,429,633	$390,838	$746,269	$109,940	$8,676,680	$7,549,103

The following table presents component changes in AUM by product type for 2020.

	December 31,	Net inflows	Market	FX	December 31,	Full year average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Equity	$3,820,329	$48,995	$507,983	$42,499	$4,419,806	$3,692,136
Fixed income	2,315,392	157,961	155,069	46,066	2,674,488	2,447,274
Multi-asset	568,121	13,213	65,764	11,635	658,733	574,552
Alternatives:
Illiquid alternatives	75,349	10,883	(1,512)	1,050	85,770	78,166
Liquid alternatives	59,048	6,545	6,295	1,330	73,218	64,522
Currency and commodities(4)	43,675	19,751	12,288	340	76,054	61,228
Alternatives subtotal	178,072	37,179	17,071	2,720	235,042	203,916
Long-term	6,881,914	257,348	745,887	102,920	7,988,069	6,917,878
Cash management	545,949	113,349	(63)	7,017	666,252	617,989
Advisory(3)	1,770	20,141	445	3	22,359	13,236
Total	$7,429,633	$390,838	$746,269	$109,940	$8,676,680	$7,549,103

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.3 billion of iShares ETFs AUM held in advisory accounts associated with the FRBNY assignment as of December 31, 2020 (disclosed via FRBNY reporting as of January 11, 2021) are included within Fixed Income iShares ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(4)	Amounts include commodity iShares ETFs.

AUM increased $1.25 trillion to $8.68 trillion at December 31, 2020 from $7.43 trillion at December 31, 2019 driven primarily by net market appreciation and positive net flows across all investment styles and product types.

Net market appreciation of $746.3 billion was driven primarily by higher global equity and fixed income markets.

AUM increased $109.9 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the Euro, the British pound and the Japanese yen.

For further discussion on AUM, see Part I, Item 1 – Business – Assets Under Management.

Component Changes in AUM for 2019

The following table presents component changes in AUM by client type and product type for 2019.

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

AUM increased $1.5 trillion to $7.43 trillion at December 31, 2019 from $5.98 trillion at December 31, 2018 driven primarily by net market appreciation and positive net flows across all investment styles and product types.

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

•

General and administration expense includes marketing and promotional, occupancy and office-related costs, portfolio services (including clearing expense related to transition management services), technology, professional services, communications, contingent consideration fair value adjustments, product launch costs, the impact of foreign currency remeasurement, and other general and administration expense. Foreign currency remeasurement losses were $6 million and $31 million for 2020 and 2019, respectively.

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

Revenue

The following table presents detail of revenue for 2020 and 2019 and includes the product type mix of base fees and performance fees.

(in millions)	2020	2019
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,737	$1,554
iShares ETFs	3,499	3,495
Non-ETF index	664	667
Equity subtotal	5,900	5,716
Fixed income:
Active	1,957	1,918
iShares ETFs	1,119	963
Non-ETF index	463	405
Fixed income subtotal	3,539	3,286
Multi-asset	1,163	1,148
Alternatives:
Illiquid alternatives	577	488
Liquid alternatives	502	413
Currency and commodities(1)	168	108
Alternatives subtotal	1,247	1,009
Long-term	11,849	11,159
Cash management	790	618
Total Investment advisory, administration fees and securities lending revenue	12,639	11,777
Investment advisory performance fees:
Equity	91	36
Fixed income	35	10
Multi-asset	35	19
Alternatives:
Illiquid alternatives	83	136
Liquid alternatives	860	249
Alternatives subtotal	943	385
Total performance fees	1,104	450
Technology services revenue	1,139	974
Distribution fees:
Retrocessions	736	658
12b-1 fees (US mutual fund distribution fees)	337	358
Other	58	53
Total distribution fees	1,131	1,069
Advisory and other revenue:
Advisory	68	99
Other	124	170
Total advisory and other revenue	192	269
Total revenue	$16,205	$14,539
(1)	Amounts include commodity iShares ETFs.

The table below lists base fees and mix of average AUM by product type:

	Mix of Base Fees		Mix of Average AUM(1)
	2020	2019	2020	2019
Equity:
Active	14%	13%	4%	4%
iShares ETFs	28%	30%	21%	22%
Non-ETF index	5%	6%	24%	25%
Equity subtotal	47%	49%	49%	51%
Fixed income:
Active	15%	16%	13%	13%
iShares ETFs	9%	8%	8%	7%
Non-ETF index	4%	3%	11%	11%
Fixed income subtotal	28%	27%	32%	31%
Multi-asset	9%	10%	8%	8%
Alternatives:
Illiquid alternatives	5%	4%	1%	1%
Liquid alternatives	4%	4%	1%	1%
Currency and commodities(2)	1%	1%	1%	1%
Alternatives subtotal	10%	9%	3%	3%
Long-term	94%	95%	92%	93%
Cash management	6%	5%	8%	7%
Total excluding Advisory AUM	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(2)	Amounts include commodity iShares ETFs.

Revenue increased $1,666 million, or 11%, from 2019, primarily driven by higher base and performance fees and 17% growth in technology services revenue.

Base fees of $12,639 million in 2020 increased $862 million from $11,777 million in 2019, primarily driven by organic growth, the positive impact of market beta and foreign exchange movements on average AUM and higher securities lending revenue, partially offset by the impact of fee reductions on certain products. Securities lending revenue of $652 million increased $35 million from $617 million in 2019, primarily reflecting higher average balances of securities on loan and higher cash reinvestment spreads, partially offset by lower asset spreads.

Investment advisory performance fees of $1,104 million in 2020 increased $654 million from $450 million in 2019, primarily reflecting higher revenue from liquid alternative and long-only equity products. Approximately 60% of the full year increase in performance fees was attributable to a single hedge fund strategy that delivered strong performance during the year.

Technology services revenue of $1,139 million for 2020 increased $165 million from $974 million in 2019, primarily reflecting higher revenue from Aladdin and the impact of the eFront acquisition, which closed in May of 2019.

Advisory and other revenue of $192 million in 2020 decreased $77 million from $269 million in 2019, primarily reflecting the impact of the Charitable Contribution of BlackRock’s remaining 20% stake in PennyMac in 2020 and lower advisory assignments.

Expense

The following table presents expense for 2020 and 2019.

(in millions)	2020	2019
Expense:
Employee compensation and benefits	$5,041	$4,470
Distribution and servicing costs:
Retrocessions	736	658
12b-1 costs	328	354
Other	771	673
Total distribution and servicing costs	1,835	1,685
Direct fund expense	1,063	978
General and administration:
Marketing and promotional	229	350
Occupancy and office related	319	307
Portfolio services	283	261
Technology	397	289
Professional services	170	161
Communications	54	39
Foreign exchange remeasurement	6	31
Contingent consideration fair value adjustments	23	53
Product launch costs	166	59
Charitable Contribution	589	—
Other general and administration	229	208
Total general and administration expense	2,465	1,758
Amortization of intangible assets	106	97
Total expense	$10,510	$8,988

Expense increased $1,522 million, or 17%, from 2019, primarily driven by higher general and administration expense, including the impact of the Charitable Contribution and higher product launch costs, higher employee compensation and benefits expense, and higher volume-related expense in 2020.

Employee compensation and benefits expense increased $571 million, or 13%, to $5,041 million in 2020 from $4,470 million in 2019, primarily reflecting higher base and incentive compensation, driven in part by higher performance fees and operating income.

Direct fund expense increased $85 million from 2019, reflecting higher average AUM.

General and administration expense increased $707 million from 2019, primarily driven by $589 million of expense related to the Charitable Contribution, higher product launch costs, higher portfolio services and technology expense, including certain costs related to COVID-19, costs related to certain legal matters, including Aviron Capital, LLC., and a $12 million impairment of a fixed asset. The increase was partially offset by lower marketing and promotional expense, lower contingent consideration fair value adjustments and lower foreign exchange remeasurement expense for 2020.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for 2020 and 2019 was as follows:

(in millions)	2020	2019
Nonoperating income (expense), GAAP basis(1)	$829	$236
Less: Net income (loss) attributable to NCI	354	50
Nonoperating income (expense), as adjusted, net of NCI(2)(3)	$475	$186

(in millions)	2020	2019
Net gain (loss) on investments(1)(2)
Private equity	$44	$47
Real assets	8	21
Other alternatives(3)	32	19
Other investments(4)	120	144
Subtotal	204	231
Gain related to the Charitable Contribution	122	—
Other gains (losses)(5)	292	61
Total net gain (loss) on investments(1)(2)	618	292
Interest and dividend income	62	97
Interest expense	(205)	(203)
Net interest expense	(143)	(106)
Nonoperating income (expense)(1)	$475	$186

(1)	Net of net income (loss) attributable to NCI.
(2)

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, is an effective measure for reviewing BlackRock’s nonoperating results, which ultimately impacts BlackRock’s book value. See Non-GAAP Financial Measures for further information on non-GAAP financial measures.

(3)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include net gains (losses) related to unhedged equity and fixed income investments.
(5)

Amount for 2020 includes a nonoperating pre-tax gain of approximately $240 million in connection with a recapitalization of iCapital. Additional amounts include noncash pre-tax gains (losses) related to the revaluation of certain other corporate minority investments.

Income Tax Expense

	GAAP		As adjusted
(in millions)	2020	2019	2020	2019
Operating income(1)	$5,695	$5,551	$6,284	$5,551
Total nonoperating income (expense)(1)(2)	$475	$186	$353	$186
Income before income taxes(2)	$6,170	$5,737	$6,637	$5,737
Income tax expense	$1,238	$1,261	$1,400	$1,253
Effective tax rate	20.1%	22.0%	21.1%	21.9%

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Net of net income (loss) attributable to NCI.

The Company’s tax rate is affected by tax rates in foreign jurisdictions and the relative amount of income earned in those jurisdictions, which the Company expects to be fairly consistent in the near term. The significant foreign jurisdictions that have different statutory tax rates than the US federal statutory rate of 21% include the United Kingdom, Ireland, Canada and Germany.

2020 Income tax expense (GAAP) reflected:

o	a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution;
o	a discrete tax benefit of $139 million, including benefits related to changes in the Company’s organizational entity structure and stock-based compensation awards that vested in 2020; and
o

a $79 million net noncash expense associated with the revaluation of certain deferred income tax assets and liabilities related to legislation enacted in the United Kingdom increasing its corporate tax rate and state and local income tax changes.

The as adjusted effective tax rate of 21.1% for 2020 excluded the $241 million discrete tax benefit in connection with the Charitable contribution due to its non-recurring nature and the $79 million noncash deferred tax revaluation noncash expense mentioned above as it will not have a cash flow impact and to ensure comparability among periods presented.

2019 Income tax expense (GAAP) reflected:

o	a discrete tax benefit of $28 million primarily related to stock-based compensation awards that vested in 2020.

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

	December 31, 2020
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Products(2)	As Adjusted
Assets
Cash and cash equivalents	$8,664	$—	$206	$8,458
Accounts receivable	3,535	—	—	3,535
Investments	6,919	—	2,486	4,433
Separate account assets and collateral held under securities lending agreements	121,170	121,170	—	—
Other assets(3)	3,880	—	81	3,799
Subtotal	144,168	121,170	2,773	20,225
Goodwill and intangible assets, net	32,814	—	—	32,814
Total assets	$176,982	$121,170	$2,773	$53,039
Liabilities
Accrued compensation and benefits	$2,499	$—	$—	$2,499
Accounts payable and accrued liabilities	1,028	—	—	1,028
Borrowings	7,264	—	—	7,264
Separate account liabilities and collateral liabilities under securities lending agreements	121,170	121,170	—	—
Deferred income tax liabilities(4)	3,673	—	—	3,673
Other liabilities	3,692	—	400	3,292
Total liabilities	139,326	121,170	400	17,756
Equity
Total BlackRock, Inc. stockholders’ equity	35,283	—	—	35,283
Noncontrolling interests	2,373	—	2,373	—
Total equity	37,656	—	2,373	35,283
Total liabilities and equity	$176,982	$121,170	$2,773	$53,039

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
(4)

Amount includes approximately $4.3 billion of deferred income tax liabilities related to goodwill and intangibles. See Note 25, Income Taxes, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the consolidated statements of financial condition as of December 31, 2020 and 2019 contained in Part II, Item 8 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at December 31, 2020 and 2019 included $206 million and $141 million, respectively, of cash held by consolidated sponsored investment products (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2020).

Accounts receivable at December 31, 2020 increased $356 million from December 31, 2019, primarily due to higher performance and base fees receivables. Investments, including the impact of consolidated sponsored investment products increased $1,430 million from December 31, 2019 (for more information see Investments herein). Goodwill and intangible assets decreased $117 million from December 31, 2019, primarily due to amortization of intangible assets. Other assets (including operating lease right-of-use (“ROU”) assets and property and equipment) decreased $4 million from December 31, 2019, primarily due to a net decrease in certain corporate minority investments, primarily related to the previously discussed Charitable Contribution of BlackRock’s remaining 20% stake in PennyMac, partially offset by an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities).

Liabilities. Accrued compensation and benefits at December 31, 2020 increased $442 million from December 31, 2019, primarily due to higher 2020 incentive compensation accruals. Other liabilities increased $222 million from December 31, 2019, primarily due to higher other liabilities of consolidated sponsored investment products and higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets), partially offset by lower contingent liabilities related to certain acquisitions. Net deferred income tax liabilities at December 31, 2020 decreased $61 million from December 31, 2019, primarily due to the effects of temporary differences associated with stock-based compensation, investment income and the income tax benefit related to the Charitable Contribution, partially offset by the effects of temporary differences associated with the revaluation of certain deferred income tax liabilities due to tax legislation enacted in the United Kingdom and state and local income tax changes.

Investments

The Company’s investments were $6,919 million and $5,489 million at December 31, 2020 and 2019, respectively. Investments include consolidated investments held by sponsored investment products accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	December 31, 2020	December 31, 2019
Investments, GAAP	$6,919	$5,489
Investments held by consolidated sponsored investment products	(4,976)	(3,784)
Net interest in consolidated sponsored investment products(1)	2,490	2,290
Investments, as adjusted	4,433	3,995
Federal Reserve Bank stock	(94)	(93)
Deferred compensation investments	(6)	(23)
Hedged investments	(833)	(644)
Carried interest	(627)	(528)
Total “economic” investment exposure(2)	$2,873	$2,707
(1)	Amount included $604 million and $514 million of carried interest (VIEs) as of December 31, 2020 and 2019, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)	Amounts exclude investments in corporate minority investments included in other assets on the consolidated statements of financial condition

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at December 31, 2020 and 2019:

(in millions)	December 31, 2020	December 31, 2019
Equity(1)	$835	$609
Fixed income(2)	958	1,008
Multi-asset(3)	127	178
Alternatives:
Private equity	418	355
Real assets	251	322
Other alternatives(4)	284	235
Alternatives subtotal	953	912
Total “economic” investment exposure	$2,873	$2,707
(1)	Equity includes unhedged seed investments in equity mutual funds/strategies and equity securities.
(2)	Fixed income includes unhedged seed investments in fixed income mutual funds/strategies, bank loans and UK government securities, primarily held for regulatory purposes.
(3)	Multi-asset includes unhedged seed investments in multi-asset mutual funds/strategies.
(4)	Other alternatives primarily include hedge funds/funds of hedge funds.

As adjusted investment activity for 2020 and 2019 was as follows:

(in millions)	2020	2019
Total Investments, as adjusted, beginning balance	$3,995	$3,381
Purchases/capital contributions	1,117	975
Sales/maturities	(909)	(617)
Distributions(1)	(237)	(226)
Market appreciation(depreciation)/earnings from equity method investments	309	333
Carried interest capital allocations/(distributions)	99	141
Other(2)	59	8
Total Investments, as adjusted, ending balance	$4,433	$3,995
(1)	Amount includes distributions representing return of capital and return on investments.
(2)	Amount includes the impact of foreign exchange movements.

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

The following table presents a reconciliation of the consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment products:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Products	Cash Flows Excluding Impact of Consolidated Sponsored Investment Products
Cash, cash equivalents and restricted cash, December 31, 2018	$6,505	$245	$6,260
Net cash provided by/(used in) operating activities	2,884	(1,563)	4,447
Net cash provided by/(used in) investing activities	(2,014)	(110)	(1,904)
Net cash provided by/(used in) financing activities	(2,583)	1,569	(4,152)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	54	—	54
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,659)	(104)	(1,555)
Cash, cash equivalents and restricted cash, December 31, 2019	$4,846	$141	$4,705
Net cash provided by/(used in) operating activities	3,743	(1,966)	5,709
Net cash provided by/(used in) investing activities	(254)	(71)	(183)
Net cash provided by/(used in) financing activities	244	2,102	(1,858)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	102	—	102
Net increase/(decrease) in cash, cash equivalents and restricted cash	3,835	65	3,770
Cash, cash equivalents and restricted cash, December 31, 2020	$8,681	$206	$8,475

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

Cash flows used in investing activities, excluding the impact of consolidated sponsored investment products, for 2020 were $183 million and reflected $194 million of purchases of property and equipment and $172 million of net investment purchases, partially offset by $183 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of consolidated sponsored investment products, for 2020 were $1.9 billion, primarily resulting from $1.8 billion of share repurchases, including $1.1 billion from PNC, $412 million in open market transactions and $297 million of employee tax withholdings related to employee stock transactions, and $2.3 billion of cash dividend payments, partially offset by $2.2 billion of proceeds from long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at December 31, 2020 and 2019 were as follows:

(in millions)	December 31, 2020	December 31, 2019
Cash and cash equivalents(1)	$8,664	$4,829
Cash and cash equivalents held by consolidated sponsored investment products(2)	(206)	(141)
Subtotal	8,458	4,688
Credit facility — undrawn	4,000	4,000
Total liquidity resources(3)	$12,458	$8,688

(1)

The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 55% and 45% at December 31, 2020 and 2019, respectively.  See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(3)	Amounts do not reflect year-end incentive compensation accruals, which are paid in the first quarter.

Total liquidity resources increased $3,770 million during 2020, primarily reflecting $2.2 billion of proceeds from long-term borrowings and cash flows from other operating activities, partially offset by cash dividend payments of $2.3 billion and share repurchases of $1.8 billion.

A significant portion of the Company’s $4,433 million of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

The Company’s liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during 2020. The Company will continue to monitor its liquidity and capital resources due to the current pandemic.

Share Repurchases. During 2020, the Company repurchased an aggregate of approximately $1.5 billion of common shares, including the repurchase from PNC and 0.8 million common shares under the Company’s existing share repurchase program for approximately $412 million. At December 31, 2020, there were 5.1 million shares still authorized to be repurchased under the program.

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

At December 31, 2020 and 2019, the Company was required to maintain approximately $2.2 billion and $1.9 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Undistributed Earnings of Foreign Subsidiaries. As a result of The 2017 Tax Cuts and Jobs Act and the one-time mandatory deemed repatriation tax on untaxed accumulated foreign earnings, US income taxes were provided on the Company’s undistributed foreign earnings. The financial statement basis in excess of tax basis of its foreign subsidiaries remains indefinitely reinvested in foreign operations. The Company will continue to evaluate its capital management plans.

Short-Term Borrowings

2020 Revolving Credit Facility.  The Company’s credit facility has an aggregate commitment amount of $4 billion and was amended in March 2020 to extend the maturity date to March 2025 (the “2020 credit facility”). The 2020 credit facility permits the Company to request up to an additional $1 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2020 credit facility to an aggregate principal amount not to exceed $5 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2020 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2020. The 2020 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At December 31, 2020, the Company had no amount outstanding under the 2020 credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2020 credit facility. At December 31, 2020, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value of long-term borrowings at December 31, 2020 included the following:

(in millions)	Maturity Amount	Carrying Value	Maturity
4.25% Notes	$750	$750	May 2021
3.375% Notes	750	748	June 2022
3.50% Notes	1,000	997	March 2024
1.25% Notes(1)	856	853	May 2025
3.20% Notes	700	695	March 2027
3.25% Notes	1,000	989	April 2029
2.40% Notes	1,000	993	April 2030
1.90% Notes	1,250	1,239	January 2031
Total Long-term Borrowings	$7,306	$7,264

(1)	The carrying value of the 1.25% Notes is calculated using the EUR/USD foreign exchange rate as of December 31, 2020.

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

Contractual Obligations, Commitments and Contingencies

The following table sets forth contractual obligations, commitments and contingencies by year of payment at December 31, 2020:

(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Contractual obligations and commitments:
Long-term borrowings(1):
Principal	$750	$750	$—	$1,000	$856	$3,950	$7,306
Interest	190	161	148	131	113	386	1,129
Operating leases	169	163	149	135	119	1,605	2,340
Purchase obligations	198	140	64	38	5	—	445
Investment commitments	789	—	—	—	—	—	789
Total contractual obligations and commitments	2,096	1,214	361	1,304	1,093	5,941	12,009
Contingent obligations:
Contingent payments related to business acquisitions(2)	26	—	—	—	—	—	26
Total contractual obligations, commitments and contingent obligations(3)	$2,122	$1,214	$361	$1,304	$1,093	$5,941	$12,035

(1)	The amount of principal and interest payments for the 1.25% Notes (issued in Euros) represents the expected payment amounts using the EUR/USD foreign exchange rate as of December 31, 2020.
(2)

The amount of contingent payments reflected for any year represents the expected payments using foreign currency exchange rates as of December 31, 2020. The fair value of the remaining aggregate contingent payments at December 31, 2020 totaled $26 million and is included in other liabilities on the consolidated statements of financial condition.

(3)

At December 31, 2020, the Company had approximately $691 million of net unrecognized tax benefits. Due to the uncertainty of timing and amounts that will ultimately be paid, this amount has been excluded from the table above.

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

In May 2017, the Company entered into an agreement with 50 HYMC Owner LLC, for the lease of approximately 847,000 square feet of office space located at 50 Hudson Yards, New York, New York. The term of the lease includes 20 years of cash rental payments expected to begin in May 2023, with the option to renew for a specified term. The lease requires annual base rental payments of approximately $51 million per year during the first five years of the lease term, increasing every five years to $58 million, $66 million and $74 million per year (or approximately $1.2 billion in base rent over a 20-year period). In November 2019, the Company exercised its initial expansion option with respect to two additional floors aggregating approximately 122,000 square feet of office space. The additional space requires approximately $185 million in base rent over the 20-year period.

For more information on the Company’s operating leases, see Note 13, Leases, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Purchase Obligations. In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations included in the contractual obligations table above represent executory contracts, which are either noncancelable or cancelable with a penalty. At December 31, 2020, the Company’s obligations primarily reflected standard service contracts for portfolio services, market data, office-related services and third-party marketing and promotional services, and obligations for equipment. Purchase obligations are recorded on the consolidated financial statements when services are provided and, as such, obligations for services and equipment not received are not included in the consolidated statement of financial condition at December 31, 2020.

Investment Commitments. At December 31, 2020, the Company had $789 million of various capital commitments to fund sponsored investment products, including consolidated sponsored investment products. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at December 31, 2020 totaled $26 million and is included in other liabilities on the consolidated statements of financial condition.

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

Indemnifications. In the ordinary course of business or in connection with certain acquisition agreements, BlackRock enters into contracts pursuant to which it may agree to indemnify third parties in certain circumstances. The terms of these indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined or the likelihood of any liability is considered remote and, therefore, has not been included in the table above or recorded in the consolidated statement of financial condition at December 31, 2020. See further discussion in Note 16, Commitments and Contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of December 31, 2020 and subject to this type of indemnification was $270 billion. In the Company’s capacity as lending agent, cash and securities totaling $289 billion was held as collateral for indemnified securities on loan at December 31, 2020. The fair value of these indemnifications was not material at December 31, 2020.

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

Compensation and Benefit Obligations. The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements, that are excluded from the contractual obligations and commitments table above. Accrued compensation and benefits at December 31, 2020 totaled $2,500 million and included annual incentive compensation of $1,685 million, deferred compensation of $428 million and other compensation and benefits related obligations of $387 million. Substantially all of the incentive compensation liability was paid in the first quarter of 2021, while the deferred compensation obligations are payable over various periods, with the majority payable over periods of up to three years.

Acquisition. On February 1, 2021, the Company completed the acquisition of 100% of the equity interests of Aperio, a pioneer in customizing tax-optimized index equity separately managed accounts (“SMAs”) for approximately $1.1 billion in cash, using existing cash resources. The acquisition of Aperio increased BlackRock’s SMA assets and is expected to expand the breadth of the Company’s capabilities via tax-managed strategies across factors, broad market indexing, and investor Environmental, Social, and Governance preferences across all asset classes. In connection with the acquisition, the Company recorded an initial estimate of purchase price allocation at the date of the transaction primarily related to goodwill of approximately $0.8 billion and $0.3 billion of finite-lived intangible assets (mainly customer relationships), which will be amortized over their estimated lives, which range from 10 to 12 years, with a weighted-average estimated life of approximately 10 years. The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from the transaction. The amount of goodwill expected to be deductible for tax purposes is approximately $0.5 billion.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8 of this filing.

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

At December 31, 2020, the Company had $1,081 million and $399 million of equity method investments, included in investments and other assets, respectively, and at December 31, 2019, the Company had $943 million and $531 million of equity method investments included in investments and other assets, respectively.

Other nonequity method corporate minority investments.  Other nonequity method corporate minority investments are recorded within other assets on the consolidated statements of financial condition. At December 31, 2020 and 2019, these investments totaled $272 million and $282 million, respectively, and included investments in equity securities, which are generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities. Changes in value of these securities are recorded in nonoperating income (expense) on the consolidated statements of income. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

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

Changes in Valuation. Changes in value on $6,919 million of investments will impact the Company’s nonoperating income (expense), $404 million are held at cost or amortized cost and the remaining $627 million relates to carried interest, which will not impact nonoperating income (expense). At December 31, 2020, changes in fair value of $4,372 million of consolidated sponsored investment products will impact BlackRock’s net income (loss) attributable to NCI on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of consolidated sponsored investment products was $1,886 million.

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

Finite-lived management contracts, which relate to acquired separate accounts and funds, investor/customer relationships, and technology related assets that are expected to contribute to the future cash flows of the Company for a specified period of time are amortized over their remaining expected useful lives, which, at December 31, 2020 ranged from 1 to 10 years with a weighted-average remaining estimated useful life of seven years.

Goodwill. The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. The impairment assessment performed as of July 31, 2020 indicated no impairment charge was required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2020, the Company’s common stock closed at $721.54, which exceeded its book value of approximately $231.31 per share.

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

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $106 million, $97 million and $50 million for 2020, 2019 and 2018, respectively.

In 2020, 2019 and 2018, the Company performed impairment tests, including evaluating various qualitative factors and performing certain quantitative assessments. The Company determined that no impairment charges were required and that the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes were required to the expected lives of the finite-lived intangibles. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

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

The Company earns revenue by lending securities on behalf of clients, primarily to highly rated banks and broker-dealers. The securities loaned are secured by collateral, generally ranging from 102% to 112% of the value of the loaned securities. For 2020, 2019 and 2018, securities lending revenue earned by the Company totaled $652 million, $617 million and $627 million, respectively, and is recorded in investment advisory, administration and securities lending revenue on the consolidated statements of income. Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

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

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2020 and 2019, the Company had $584 million and $483 million, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown. See Note 17, Revenue, in the notes to the consolidated financial statements for detailed changes in the deferred carried interest liability balance for 2020 and 2019.

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

Significant management judgment is required in estimating the ranges of possible outcomes and determining the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2020, BlackRock had $940 million of gross unrecognized tax benefits, of which $565 million, if recognized, would affect the effective tax rate.

Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2020, the Company had deferred income tax assets of $304 million and deferred income tax liabilities of $3,673 million on the consolidated statement of financial condition. Changes in deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company.

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

The Company records income taxes based upon its estimated income tax liability or benefit. The Company’s actual tax liability or benefit may differ from the estimated income tax liability or benefit. The Company had current income taxes receivables of approximately $175 million and current income taxes payables of $131 million at December 31, 2020.

Accounting Developments

For accounting pronouncements that the Company adopted during the year ended December 31, 2020, see Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2020, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred compensation plans or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At December 31, 2020, the Company had outstanding total return swaps with an aggregate notional value of approximately $833 million. At December 31, 2020, there were no outstanding interest rate swaps.

At December 31, 2020, approximately $5.0 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as variable interest entities and voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $2.9 billion. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Balance Sheet Overview-Investments for further information on the Company’s investments.

Equity Market Price Risk. At December 31, 2020, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1,048 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $105 million in the carrying value of such investments.

Interest-Rate/Credit Spread Risk. At December 31, 2020, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $1,825 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $38 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $947 million at December 31, 2020. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $95 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At December 31, 2020, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.8 billion.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In addition, there was no material impact to our internal control over financial reporting while most of our employees are working remotely due to the COVID-19 pandemic. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition as of December 31, 2020 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the year then ended of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

February 25, 2021

Item 9b. Other Information

The Company is furnishing no other information in this Form 10-K.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding directors and executive officers set forth under the captions “Item 1: Election of Directors – Director Nominee Biographies” and “Corporate Governance – Other Executive Officers” of the Proxy Statement is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act required by Item 10, if any, is set forth under the caption “Delinquent Section 16(a) Reports” of the Proxy Statement and incorporated herein by reference.

The information regarding BlackRock’s Code of Ethics for Chief Executive and Senior Financial Officers under the caption “Corporate Governance – Our Corporate Governance Framework” of the Proxy Statement is incorporated herein by reference.

The information regarding BlackRock’s Audit Committee under the caption “Corporate Governance – Board Committees” of the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the sections captioned “Management Development & Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation Discussion and Analysis” and “Corporate Governance – 2020 Director Compensation” of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the sections captioned “Ownership of BlackRock Common Stock” and “Executive Compensation – Compensation Discussion and Analysis – 6. Executive Compensation Tables – Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections captioned “Certain Relationships and Related Transactions” and “Item 1: Election of Directors – Criteria for Board Membership – Director Independence” of the Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BlackRock, Inc.
3.3(3)	Amended and Restated Bylaws of BlackRock.
3.4(5)	Certificate of Elimination relating to the Preferred Stock, dated October 6, 2020.
4.1(6)	Specimen of Common Stock Certificate.
4.2(7)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.
4.3(8)	Form of 4.25% Notes due 2021.
4.4(8)	Form of 3.375% Notes due 2022.
4.5(10)	Form of 3.500% Notes due 2024.
4.6(11)	Form of 1.250% Notes due 2025.
4.7(12)	Form of 3.200% Notes due 2027.
4.8(13)	Form of 3.250% Notes due 2029.
4.9(14)	Form of 2.400% Notes due 2030.
4.10(15)	Form of 1.900% Notes due 2031.
4.11(11)	Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the Indenture.
4.12	Description of Securities.
10.1(16)	BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.2(17)	Amendment to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.3(18)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan.+
10.4(19)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+
10.5(20)	Form of Restricted Stock Unit Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.6(21)	Form of Performance-Based Restricted Stock Unit Agreement (BPIP) under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.7(1)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.8(1)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.9(1)

Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+

10.10(21)	Form of Performance-Based Stock Option Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan. +
10.11(16)	BlackRock, Inc. Amended and Restated Voluntary Deferred Compensation Plan, as amended and restated as of November 16, 2015.+
10.12(22)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+
10.13(23)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+
10.14(24)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+
10.15(4)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+
10.16(25)	Fourth Amendment, dated as of August 7, 2012, to the Share Surrender Agreement.+
10.17(26)

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

10.18(27)

Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.19(28)

Amendment No. 2, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.20(29)

Amendment No. 3, dated as of March 28, 2014, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.21(30)

Amendment No. 4, dated as of April 2, 2015, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.22(31)

Amendment No. 5, dated as of April 8, 2016, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.23(32)

Amendment No. 6, dated as of April 6, 2017, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.24(33)

Amendment No. 7, dated as of April 3, 2018, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.25(35)

Amendment No. 8, dated as of March 29, 2019, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.26(36)

Amendment No. 9, dated as of March 31, 2020, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.27(4)	Amended and Restated Implementation and Stockholder Agreement, dated as of February 27, 2009, between The PNC Financial Services Group, Inc. and BlackRock.
10.28(34)	Amendment No. 1, dated as of June 11, 2009, to the Amended and Restated Implementation and Stockholder Agreement between The PNC Financial Services Group, Inc. and BlackRock.
10.29(37)

Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

10.30(38)	Lease, by and between BlackRock, Inc. and 50 HYMC Holdings LLC.*
10.31(39)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock.+
10.32(40)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of December 23, 2014.
10.33(40)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Citigroup Global Markets Inc., dated as of December 23, 2014.
10.34(40)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of January 6, 2015.
10.35(40)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Credit Suisse Securities (USA) LLC dated as of January 6, 2015.
10.36(42)	BlackRock, Inc. Leadership Retention Carry Plan.+
10.37(41)	Form of Percentage Points Award Agreement pursuant to the BlackRock, Inc. Leadership Retention Carry Plan.+
10.38(43)	Stock Repurchase Agreement, dated May 11, 2020, between BlackRock, Inc. and PNC Bancorp, Inc.
21.1	Subsidiaries of Registrant.
23.1	Deloitte & Touche LLP Consent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.

(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2012.

(3)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 22, 2016.

(4)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.

(5)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 6, 2020.

(6)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.

(7)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.

(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 31, 2012.

(10)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 18, 2014.

(11)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2015.

(12)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2017.

(13)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 29, 2019.

(14)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on January 27, 2020.

(15)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2020.

(16)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2015.

(17)	Incorporated by reference to BlackRock’s Definitive Proxy Statement on Form DEF 14A filed on April 13, 2018

(18)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.

(19)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.

(20)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

(21)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

(22)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(23)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.

(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(25)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(26)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(27)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.

(28)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2013.

(29)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2014.

(30)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2015.

(31)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 14, 2016.

(32)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 11, 2017.

(33)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 6, 2018.

(34)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 17, 2009.

(35)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 29, 2019.

(36)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 31, 2020.

(37)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.

(38)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

(39)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.

(40)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2014.

(41)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

(42)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2019.

(43)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 15, 2020.

+	Denotes compensatory plans or arrangements.

*	Portions of this exhibit have been omitted pursuant to a confidential treatment order from the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ LAURENCE D. FINK
Laurence D. Fink
Chairman, Chief Executive Officer and Director

February 25, 2021

Each of the officers and directors of BlackRock, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Laurence D. Fink, Gary S. Shedlin, Christopher J. Meade, Laura Hildner and R. Andrew Dickson III, his or her true and lawful attorneys-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ LAURENCE D. FINK Laurence D. Fink	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
/S/ GARY S. SHEDLIN Gary S. Shedlin	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 25, 2021
/S/ MARC D. COMERCHERO Marc D. Comerchero	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2021
/S/ BADER M. ALSAAD	Director	February 25, 2021
Bader M. Alsaad
/S/ MATHIS CABIALLAVETTA	Director	February 25, 2021
Mathis Cabiallavetta
/S/ PAMELA DALEY	Director	February 25, 2021
Pamela Daley
/S/ JESSICA P. EINHORN	Director	February 25, 2021
Jessica P. Einhorn
/S/ WILLIAM E. FORD	Director	February 25, 2021
William E. Ford
/S/ FABRIZIO FREDA	Director	February 25, 2021
Fabrizio Freda
/S/ MURRY S. GERBER	Director	February 25, 2021
Murry S. Gerber
/S/ MARGARET L. JOHNSON	Director	February 25, 2021
Margaret L. Johnson
/S/ ROBERT S. KAPITO	Director	February 25, 2021
Robert S. Kapito
/S/ CHERYL D. MILLS	Director	February 25, 2021
Cheryl D. Mills
/S/ GORDON M. NIXON	Director	February 25, 2021
Gordon M. Nixon
/S/ CHARLES H. ROBBINS	Director	February 25, 2021
Charles H. Robbins
/S/ MARCO ANTONIO SLIM DOMIT	Director	February 25, 2021
Marco Antonio Slim Domit
/S/ SUSAN L. WAGNER	Director	February 25, 2021
Susan L. Wagner
/S/ MARK WILSON	Director	February 25, 2021
Mark Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
•

With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s valuation methodology and assumptions, including the selection of the discount rate by: (1) testing the source information underlying the determination of the discount rate and the mathematical accuracy of the evaluation and (2) developing a range of independent estimates and compared those to the discount rate selected by management.

•	We evaluated the impact of changes in management’s forecasts from July 31, 2020, the annual impairment assessment date, to December 31, 2020.

/s/ Deloitte & Touche, LLP

New York, New York

February 25, 2021

We have served as the Company's auditor since 2002.

BlackRock, Inc.

Consolidated Statements of Financial Condition

(in millions, except shares and per share data)	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents(1)	$8,664	$4,829
Accounts receivable	3,535	3,179
Investments(1)	6,919	5,489
Separate account assets	104,663	102,844
Separate account collateral held under securities lending agreements	16,507	15,466
Property and equipment (net of accumulated depreciation of $1,098 and $880 at December 31, 2020 and 2019, respectively)	681	715
Intangible assets (net of accumulated amortization of $291 and $185 at December 31, 2020 and 2019, respectively)	18,263	18,369
Goodwill	14,551	14,562
Other assets(1)	3,199	3,169
Total assets	$176,982	$168,622
Liabilities
Accrued compensation and benefits	$2,499	$2,057
Accounts payable and accrued liabilities	1,028	1,167
Borrowings	7,264	4,955
Separate account liabilities	104,663	102,844
Separate account collateral liabilities under securities lending agreements	16,507	15,466
Deferred income tax liabilities	3,673	3,734
Other liabilities(1)	3,692	3,470
Total liabilities	139,326	133,693
Commitments and contingencies (Note 16)
Temporary equity
Redeemable noncontrolling interests	2,322	1,316
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at December 31, 2020 and 2019;

  Shares issued: 172,075,373 and 171,252,185 at December 31, 2020 and 2019, respectively;

  Shares outstanding: 152,532,885 and 154,375,780 at December 31, 2020 and

    2019, respectively

Series B nonvoting participating preferred stock, $0.01 par value;	—	—
Shares authorized: 0 and 150,000,000 at December 31, 2020 and 2019, respectively; Shares issued and outstanding: 0 and 823,188 at December 31, 2020 and 2019, respectively
Additional paid-in capital	19,293	19,186
Retained earnings	24,334	21,662
Accumulated other comprehensive loss	(337)	(571)
Treasury stock, common, at cost (19,542,488 and 16,876,405 shares held at December 31, 2020 and 2019, respectively)	(8,009)	(6,732)
Total BlackRock, Inc. stockholders’ equity	35,283	33,547
Nonredeemable noncontrolling interests	51	66
Total permanent equity	35,334	33,613
Total liabilities, temporary equity and permanent equity	$176,982	$168,622

(1)

At December 31, 2020, cash and cash equivalents, investments, other assets and other liabilities include $155 million, $4,253 million, $90 million and $952 million, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2019, cash and cash equivalents, investments, other assets and other liabilities include $131 million, $3,301 million, $68 million and $820 million, respectively, related to consolidated VIEs.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(in millions, except shares and per share data)	2020	2019	2018
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$9,079	$8,323	$8,226
Other third parties	3,560	3,454	3,327
Total investment advisory, administration fees and securities lending revenue	12,639	11,777	11,553
Investment advisory performance fees	1,104	450	412
Technology services revenue	1,139	974	785
Distribution fees	1,131	1,069	1,155
Advisory and other revenue	192	269	293
Total revenue	16,205	14,539	14,198
Expense
Employee compensation and benefits	5,041	4,470	4,320
Distribution and servicing costs	1,835	1,685	1,675
Direct fund expense	1,063	978	998
General and administration	2,465	1,758	1,638
Restructuring charge	—	—	60
Amortization of intangible assets	106	97	50
Total expense	10,510	8,988	8,741
Operating income	5,695	5,551	5,457
Nonoperating income (expense)
Net gain (loss) on investments	972	342	1
Interest and dividend income	62	97	104
Interest expense	(205)	(203)	(184)
Total nonoperating income (expense)	829	236	(79)
Income before income taxes	6,524	5,787	5,378
Income tax expense	1,238	1,261	1,076
Net income	5,286	4,526	4,302
Less:
Net income (loss) attributable to noncontrolling interests	354	50	(3)
Net income attributable to BlackRock, Inc.	$4,932	$4,476	$4,305
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$32.13	$28.69	$26.86
Diluted	$31.85	$28.43	$26.58
Weighted-average common shares outstanding:
Basic	153,489,422	156,014,343	160,301,116
Diluted	154,840,582	157,459,546	161,948,732

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(in millions)	2020	2019	2018
Net income	$5,286	$4,526	$4,302
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	234	120	(253)
Other comprehensive income (loss)	234	120	(253)
Comprehensive income	5,520	4,646	4,049
Less: Comprehensive income (loss) attributable to noncontrolling interests	354	50	(3)
Comprehensive income attributable to BlackRock, Inc.	$5,166	$4,596	$4,052
(1)

Amount for 2020 includes a loss from a net investment hedge of $54 million (net of tax benefit of $17 million). Amounts for 2019 and 2018 include gains from a net investment hedge of $11 million (net of tax expense of $3 million) and $30 million (net of tax expense of $10 million), respectively.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2017	$19,258	$16,939	$(432)	$(3,967)	$31,798	$50	$31,848	$416
Net income	—	4,305	—	—	4,305	—	4,305	(3)
Dividends declared ($12.02 per share)	—	(1,968)	—	—	(1,968)	—	(1,968)	—
Stock-based compensation	564	—	—	—	564	—	564	—
PNC preferred stock capital contribution	58	—	—	—	58	—	58	—
Retirement of preferred stock	(58)	—	—	—	(58)	—	(58)	—
Issuance of common shares related to employee stock transactions	(652)	—	—	667	15	—	15	—
Employee tax withholdings related to employee stock transactions	—	—	—	(427)	(427)	—	(427)	—
Shares repurchased	—	—	—	(1,660)	(1,660)	—	(1,660)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	9	9	1,254
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(560)
Other comprehensive income (loss)	—	—	(253)	—	(253)	—	(253)	—
Adoption of new accounting pronouncement	—	6	(6)	—	—	—	—	—
December 31, 2018	$19,170	$19,282	$(691)	$(5,387)	$32,374	$59	$32,433	$1,107
Net income	—	4,476	—	—	4,476	7	4,483	43
Dividends declared ($13.20 per share)	—	(2,096)	—	—	(2,096)	—	(2,096)	—
Stock-based compensation	567	—	—	—	567	—	567	—
PNC preferred stock capital contribution	60	—	—	—	60	—	60	—
Retirement of preferred stock	(60)	—	—	—	(60)	—	(60)	—
Issuance of common shares related to employee stock transactions	(549)	—	—	566	17	—	17	—
Employee tax withholdings related to employee stock transactions	—	—	—	(245)	(245)	—	(245)	—
Shares repurchased	—	—	—	(1,666)	(1,666)	—	(1,666)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	2	2	1,456
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	(2)	(2)	(1,290)
Other comprehensive income (loss)	—	—	120	—	120	—	120	—
December 31, 2019	$19,188	$21,662	$(571)	$(6,732)	$33,547	$66	$33,613	$1,316
Net income	—	4,932	—	—	4,932	(1)	4,931	355
Dividends declared ($14.52 per share)	—	(2,260)	—	—	(2,260)	—	(2,260)	—
Stock-based compensation	622	—	—	—	622	—	622	—
Issuance of common shares related to employee stock transactions	(515)	—	—	532	17	—	17	—
Employee tax withholdings related to employee stock transactions	—	—	—	(297)	(297)	—	(297)	—
Shares repurchased	—	—	—	(1,512)	(1,512)	—	(1,512)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(14)	(14)	2,065
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(1,414)
Other comprehensive income (loss)	—	—	234	—	234	—	234	—
December 31, 2020	$19,295	$24,334	$(337)	$(8,009)	$35,283	$51	$35,334	$2,322

(1)	Amounts include $2 million of common stock at December 31, 2020, 2019, 2018 and 2017.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(in millions)	2020	2019	2018
Operating activities
Net income	$5,286	$4,526	$4,302
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	358	296	220
Noncash lease expense	118	109	—
Stock-based compensation	622	567	564
Deferred income tax expense (benefit)	(157)	17	(226)
Charitable Contribution	589	—	—
Gain related to the Charitable Contribution	(122)	—	—
Contingent consideration fair value adjustments	23	53	65
Other investment gains	(244)	(30)	(50)
Net (gains) losses within consolidated sponsored investment products	(501)	(254)	149
Net (purchases) proceeds within consolidated sponsored investment products	(2,282)	(1,746)	(1,938)
(Earnings) losses from equity method investees	(148)	(116)	(94)
Distributions of earnings from equity method investees	32	70	30
Changes in operating assets and liabilities:
Accounts receivable	(313)	(433)	4
Investments, trading	160	(21)	179
Other assets	(60)	141	(223)
Accrued compensation and benefits	487	58	(230)
Accounts payable and accrued liabilities	(115)	(111)	43
Other liabilities	10	(242)	280
Net cash provided by/(used in) operating activities	3,743	2,884	3,075
Investing activities
Purchases of investments	(359)	(693)	(327)
Proceeds from sales and maturities of investments	187	417	449
Distributions of capital from equity method investees	183	136	24
Net consolidations (deconsolidations) of sponsored investment funds	(71)	(110)	(51)
Acquisitions, net of cash acquired	—	(1,510)	(699)
Purchases of property and equipment	(194)	(254)	(204)
Net cash provided by/(used in) investing activities	(254)	(2,014)	(808)
Financing activities
Proceeds from long-term borrowings	2,245	992	—
Repayments of long-term borrowings	—	(1,000)	—
Cash dividends paid	(2,260)	(2,096)	(1,968)
Repurchases of common stock	(1,809)	(1,911)	(2,087)
Net proceeds from (repayments of) borrowings by consolidated sponsored investment products	51	111	40
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	2,051	1,458	1,263
Other financing activities	(34)	(137)	(13)
Net cash provided by/(used in) financing activities	244	(2,583)	(2,765)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	102	54	(93)
Net increase/(decrease) in cash, cash equivalents and restricted cash	3,835	(1,659)	(591)
Cash, cash equivalents and restricted cash, beginning of year	4,846	6,505	7,096
Cash, cash equivalents and restricted cash, end of year	$8,681	$4,846	$6,505
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$183	$193	$177
Income taxes (net of refunds)	$1,308	$1,168	$1,159
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$515	$549	$652
PNC preferred stock capital contribution	$—	$60	$58
Charitable Contribution of an investment	$(589)	$—	$—
Increase/(decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(1,414)	$(1,292)	$(560)

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

Accounting Pronouncements Adopted in 2020

Measurement of Credit Losses. In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which significantly changes the accounting and disclosures for credit losses for most financial assets. The new guidance requires an estimate of expected lifetime credit losses and eliminates the existing recognition thresholds under current guidance. The adoption of ASU 2016-13, which was effective for the Company on January 1, 2020, did not have a material impact on its consolidated financial statements.

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

Investments

Investments in Debt Securities. The Company classifies debt investments as held-to-maturity or trading based on the Company’s intent and ability to hold the debt security to maturity or, its intent to sell the security.

Held-to-maturity securities are purchased with the positive intent and ability to be held to maturity and are recorded at amortized cost on the consolidated statements of financial condition.

Trading securities are those investments that are purchased principally for the purpose of selling them in the near term. Trading securities are carried at fair value on the consolidated statements of financial condition with changes in fair value recorded in nonoperating income (expense) on the consolidated statements of income. Trading securities include certain investments in collateralized loan obligations (“CLOs”) for which the fair value option is elected in order to reduce operational complexity of bifurcating embedded derivatives.

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

Impairments of Investments. Management periodically assesses equity method and held-to-maturity investments for other-than-temporary impairment (“OTTI”). If an OTTI exists, an impairment charge would be recorded for the excess of the carrying amount of the investment over its estimated fair value in the consolidated statements of income.

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

The Company records on the consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the consolidated statements of income. During 2020 and 2019, the Company had not resold or repledged any of the collateral received under these arrangements. At December 31, 2020 and 2019, the fair value of loaned securities held by separate accounts was approximately $15.2 billion and $14.4 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $16.5 billion and $15.5 billion, respectively.

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

Money Market Fee Waivers.  The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). During 2020, these waivers resulted in a reduction of management fees of approximately $35 million, which was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. There were no Yield Support waivers in 2019 and 2018. The Company may increase or decrease the level of Yield Support waivers in future periods.

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

The Company measures the grant-date fair value of restricted stock units (“RSUs”) using the Company’s stock price on the date of grant. For employee stock options and instruments with market conditions, the Company uses pricing models. Stock option awards may have performance, market and/or service conditions. If a stock-based award is modified after the grant-date, incremental compensation cost is recognized for an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Awards under the Company’s stock-based compensation plans vest over various periods. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award is, in-substance, multiple awards and is adjusted for actual forfeitures as they occur.

The Company amortizes the grant-date fair value of stock-based compensation awards made to retirement-eligible employees over the requisite service period. Upon notification of retirement, the Company accelerates the unamortized portion of the award over the contractually required retirement notification period.

The Company recognizes all excess tax benefits and deficiencies in income tax expense on the consolidated statements of income, which results in volatility of income tax expense as a result of fluctuations in the Company’s stock price. Accordingly, the Company recorded a discrete income tax benefit of $36 million, $23 million and $64 million during 2020, 2019 and 2018, respectively, for vested RSUs where the grant date stock price was lower than the vesting date stock price.

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

Leases. The Company determines if a contract is a lease or contains a lease at inception. The Company accounts for its office facility leases as operating leases, which may include escalation clauses that are based on an index or market rate. The Company accounts for lease and non-lease components, including common areas maintenance charges, as a single component for its leases. The Company elected the short-term lease exception for leases with an initial term of 12 months or less. Consequently, such leases are not recorded on the consolidated statements of financial condition. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain they will be exercised or not, respectively.

Fixed lease payments are included in right-of-use (“ROU”) assets and lease liabilities within other assets and other liabilities, respectively, on the consolidated statements of financial condition. The Company recognizes ROU assets and lease liabilities based on the present value of these future lease payments over the lease term at the commencement date discounted using the Company’s incremental borrowing rate (“IBR”). The Company determines its IBR, by assessing the Company’s credit rating using various financial metrics, such as revenue, operating margin and revenue growth, and, as appropriate, performing market analysis of yields on publicly traded bonds (secured or unsecured) with similar terms of comparable companies in a similar economic environment. Fixed lease payments made over the lease term are recorded as lease expense on a straight-line basis. Variable lease payments based on usage, changes in an index or market rate are expensed as incurred.

Upon adoption of ASU 2016-02, Leases and several amendments (collectively, “ASU 2016-02”), for existing leases, the Company elected to determine the discount rate based on the remaining lease term as of January 1, 2019 and for lease payments based on an index or rate to apply the rate at commencement date. For new leases, the discount rates are based on the entire noncancelable lease term.

Foreign Exchange. Foreign currency transactions are recorded at the exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities that are denominated in foreign currencies are subsequently remeasured into the functional currencies of the Company's subsidiaries at the rates prevailing at each balance sheet date. Gains and losses arising on remeasurement are included in general and administration expense on the consolidated statements of income. Revenue and expenses are translated at average exchange rates during the period. Gains or losses resulting from translating foreign currency financial statements into US dollars are included in accumulated other comprehensive income (loss) (“AOCI”), a separate component of stockholders’ equity, on the consolidated statements of financial condition.

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

Due to the similarities in terms between BlackRock’s nonvoting participating preferred stock and the Company’s common stock, the Company considered its nonvoting participating preferred stock to be a common stock equivalent for purposes of EPS calculations. As such, the Company has included the outstanding nonvoting participating preferred stock in the calculation of average basic and diluted shares outstanding. As of December 31, 2020, there were no shares of preferred stock outstanding.

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

•	Level 3 assets may include direct private equity investments held within consolidated funds, investments in CLOs and bank loans held within consolidated CLOs.
•	Level 3 liabilities may include contingent liabilities related to borrowings of consolidated CLOs and acquisitions valued based upon discounted cash flow analyses using unobservable market data.

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

Investments Measured at Net Asset Value.    As a practical expedient, the Company uses net asset value (“NAV”) as the fair value for certain investments. The inputs to value these investments may include the Company’s capital accounts for its partnership interests in various alternative investments, including hedge funds, real assets and private equity funds, which may be adjusted by using the returns of certain market indices. The various partnerships generally are investment companies, which record their underlying investments at fair value based on fair value policies established by management of the underlying fund. Fair value policies at the underlying fund generally require the fund to utilize pricing/valuation information from third-party sources, including independent appraisals. However, in some instances, current valuation information for illiquid securities or securities in markets that are not active may not be available from any third-party source or fund management may conclude that the valuations that are available from third-party sources are not reliable. In these instances, fund management may perform model-based analytical valuations that could be used as an input to value these investments.

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

The Company records all derivative financial instruments as either assets or liabilities at fair value on a gross basis in the consolidated statements of financial condition. Credit risks are managed through master netting and collateral support agreements. The amounts related to the right to reclaim or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore, such amounts are not offset against fair value amounts recognized for derivative instruments with the same counterparty and are included in other assets and other liabilities. Changes in the fair value of the Company’s derivative financial instruments are recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated assets or liabilities or hedged investments, on the consolidated statements of income.

The Company may also use financial instruments designated as net investment hedges for accounting purposes to hedge net investments in international subsidiaries whose functional currency is not US dollars. The gain or loss from revaluing net investment hedges at the spot rate is deferred and reported within AOCI on the consolidated statements of financial condition. Amounts excluded from the effectiveness assessment are reported in the consolidated statements of income using a systematic and rational method. The Company reassesses the effectiveness of its net investment hedge at least quarterly.

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

	December 31,	December 31,
(in millions)	2020	2019
Cash and cash equivalents	$8,664	$4,829
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$8,681	$4,846

5. Investments

A summary of the carrying value of total investments is as follows:

(in millions)	December 31, 2020	December 31, 2019
Debt securities:
Held-to-maturity investments	$310	$249
Trading securities	1,964	1,249
Total debt securities	2,274	1,498
Equity securities at FVTNI	2,317	1,926
Equity method investments(1)	1,081	943
Bank loans	248	204
Federal Reserve Bank stock(2)	94	93
Carried interest(3)	627	528
Other investments(4)	278	297
Total investments	$6,919	$5,489

(1)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(2)	At both December 31, 2020 and 2019, there were no indicators of impairment of Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale.
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

Available-for-Sale Investments

A summary of sale activity of available-for-sale during 2020, 2019 and 2018 is shown below.

	Year ended December 31,
(in millions)	2020	2019	2018
Sales proceeds	$—	$—	$173
Net realized gain (loss):
Gross realized gains	$—	$—	$—
Gross realized losses	—	—	—
Net realized gain (loss)	$—	$—	$—

There were no available-for-sale investments at both December 31, 2020 and 2019.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $310 million and $249 million at December 31, 2020 and 2019, respectively. Held-to-maturity investments included certain investments in BlackRock sponsored CLOs and foreign government debt held primarily for regulatory purposes. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At December 31, 2020, $11 million of these investments mature between one year to five years, $169 million of these investments mature between five years to ten years and $130 million mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	December 31, 2020		December 31, 2019
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,591	$1,641	$822	$844
Government debt	203	210	268	269
Asset/mortgage backed debt	132	113	141	136
Total trading debt securities	$1,926	$1,964	$1,231	$1,249
Equity securities at FVTNI:
Equity securities/mutual funds	$2,055	$2,317	$1,769	$1,926
Total equity securities at FVTNI	$2,055	$2,317	$1,769	$1,926

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

The following table presents the balances related to these consolidated sponsored investment products accounted for as VIEs and VREs that were recorded on the consolidated statements of financial condition, including BlackRock’s net interest in these products:

	December 31, 2020			December 31, 2019
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents	$155	$51	$206	$131	$10	$141
Investments:
Trading debt securities	1,618	310	1,928	1,059	151	$1,210
Equity securities at FVTNI	1,592	413	2,005	1,330	332	1,662
Bank loans	248	—	248	204	—	204
Other investments	191	—	191	194	—	194
Carried interest	604	—	604	514	—	514
Total investments	4,253	723	4,976	3,301	483	3,784
Other assets	90	9	99	68	5	73
Other liabilities(1)	(952)	(70)	(1,022)	(820)	(20)	(840)
Noncontrolling interests	(2,193)	(180)	(2,373)	(1,348)	(34)	(1,382)
BlackRock's net interest in consolidated investment products	$1,353	$533	$1,886	$1,332	$444	$1,776
(1)	At December 31, 2020 and 2019, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

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

The Company cannot readily access cash and cash equivalents held by consolidated sponsored investment products to use in its operating activities.

Net gain (loss) related to consolidated VIEs is presented in the following table:

(in millions)	2020	2019	2018
Nonoperating net gain (loss) on consolidated VIEs	$477	$210	$(105)

Net income (loss) attributable to NCI on consolidated VIEs	$348	$42	$(6)

7. Variable Interest Entities

Nonconsolidated VIEs. At December 31, 2020 and 2019, the Company’s carrying value of assets and liabilities included on the consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions) At December 31, 2020	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$662	$71	$(13)	$750
At December 31, 2019
Sponsored investment products	$539	$71	$(10)	$627

(1)	At both December 31, 2020 and 2019, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $16 billion and $12 billion at December 31, 2020 and 2019, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

December 31, 2020 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2020
Assets:
Investments:
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$310	$310
Trading securities	—	1,953	11	—	—	1,964
Total debt securities	—	1,953	11	—	310	2,274
Equity securities at FVTNI:
Equity securities/mutual funds	2,317	—	—	—	—	2,317
Equity method:
Equity and fixed income mutual funds	235	—	—	—	—	235
Hedge funds/funds of hedge funds	—	—	—	309	—	309
Private equity funds	—	—	—	315	—	315
Real assets funds	—	—	—	218	—	218
Other	—	—	—	4	—	4
Total equity method	235	—	—	846	—	1,081
Bank loans	—	16	232	—	—	248
Federal Reserve Bank Stock	—	—	—	—	94	94
Carried interest	—	—	—	—	627	627
Other investments(3)	—	—	9	94	175	278
Total investments	2,552	1,969	252	940	1,206	6,919
Other assets(4)	205	13	—	—	—	218
Separate account assets	71,392	32,404	—	—	867	104,663
Separate account collateral held under securities lending agreements:
Equity securities	13,126	—	—	—	—	13,126
Debt securities	—	3,381	—	—	—	3,381
Total separate account collateral held under securities lending agreements	13,126	3,381	—	—	—	16,507
Total	$87,275	$37,767	$252	$940	$2,073	128,307
Liabilities:
Separate account collateral liabilities under securities lending agreements	$13,126	$3,381	$—	$—	$—	$16,507
Other liabilities(5)	—	68	272	—	—	340
Total	$13,126	$3,449	$272	$—	$—	$16,847

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(3)	Level 3 amounts primarily include direct investments in private equity companies held by consolidated private equity funds.
(4)	Level 1 amount includes a minority investment in a publicly traded company.
(5)

Level 2 amount primarily includes fair value of derivatives (See Note 9, Derivatives and Hedging, for more information). Level 3 amounts primarily include borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and contingent liabilities related to certain acquisitions (see Note 16, Commitments and Contingencies, for more information).

Assets and liabilities measured at fair value on a recurring basis

December 31, 2019 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2019
Assets:
Investments:
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

(3)	Level 3 amounts include direct investments in private equity companies held by consolidated private equity funds.
(4)	Level 1 amount includes a minority investment in a publicly traded company.
(5)

Level 3 amount primarily includes contingent liabilities related to certain acquisitions (see Note 16, Commitments and Contingencies, for more information) and borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets.

Level 3 Assets.   Level 3 assets may include investments in CLOs and bank loans of consolidated CLOs, which were valued based on single-broker nonbinding quotes and direct private equity investments, which were valued using the market or income approach.

Level 3 investments of $252 million and $194 million at December 31, 2020 and 2019, respectively, primarily included bank loans of a consolidated CLO.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2020

(in millions)	December 31, 2019	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2020	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$8	$—	$3	$—	$—	$—	$—	$11	$—
Total debt securities	8	—	3	—	—	—	—	11	—
Private equity	9	—	8	(8)	—	—	—	9	—
Bank loans	177	—	75	(34)	—	20	(6)	232	—
Total investments	194	—	86	(42)	—	20	(6)	252	—
Total Level 3 assets	$194	$—	$86	$(42)	$—	$20	$(6)	$252	$—
Liabilities:
Other liabilities	$388	$(23)	$—	$—	$(139)	$—	$—	$272	$(5)
Total Level 3 liabilities	$388	$(23)	$—	$—	$(139)	$—	$—	$272	$(5)

(1)	Amounts include contingent liability payments related to certain acquisitions and proceeds from borrowings of a consolidated CLO.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2019

(in millions)	December 31, 2018	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3(2)	December 31, 2019	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Debt securities:
Trading	$4	$—	$10	$—	$—	$—	$(6)	$8	$—
Total debt securities	4	—	10	—	—	—	(6)	8	—
Private equity	82	—	—	—	—	—	(73)	9	—
Bank loans	70	—	107	—	—	—	—	177	—
Total investments	156	—	117	—	—	—	(79)	194	—
Total Level 3 assets	$156	$—	$117	$—	$—	$—	$(79)	$194	$—
Liabilities:
Other liabilities	$371	$(53)	$—	$—	$(36)	$—	$—	$388	$(53)
Total Level 3 liabilities	$371	$(53)	$—	$—	$(36)	$—	$—	$388	$(53)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments, related to certain acquisitions.
(2)	Amounts include an investment in a consolidated entity that no longer qualifies as an investment company and is no longer accounted for under a fair value measure.
(3)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At December 31, 2020 and 2019, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below.

	December 31, 2020		December 31, 2019
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$8,664	$8,664	$4,829	$4,829	Level 1	(2) (3)
Other assets	69	69	68	68	Level 1	(2) (4)

Financial Liabilities:
Long-term borrowings	7,264	7,883	4,955	5,254	Level 2	(5)
(1)	See Note 5, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At December 31, 2020 and 2019, approximately $1,249 million and $674 million of money market funds were recorded within cash and cash equivalents on the consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)

Other assets include restricted cash and cash collateral deposited with certain derivative counterparties. The carrying values of these assets approximate fair value due to their short-term maturities.

(5)

Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices at the end of December 2020 and 2019, respectively. See Note 15, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

December 31, 2020

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$309	$96	Daily/Monthly (21%) Quarterly (21%) N/R (58%)	1 – 90 days
Private equity funds	(b)	315	372	N/R	N/R
Real assets funds	(c)	218	205	Quarterly (31%) N/R (69%)	60 days
Other		4	5	N/R	N/R

Consolidated sponsored investment products:
Private equity funds of funds	(d)	16	7	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	75	94	NR	NR
Total		$940	$779

December 31, 2019

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$220	$120	Daily/Monthly (27%) Quarterly (15%) N/R (58%)	1 – 90 days
Private equity funds	(b)	248	212	N/R	N/R
Real assets funds	(c)	296	120	Quarterly (57%) N/R (43%)	60 days
Other		10	9	N/R	N/R

Consolidated sponsored investment products:
Private equity funds of funds	(d)	23	9	N/R	N/R
Hedge fund	(a)	3	—	Quarterly	90 days
Real assets funds	(c)	72	83	NR	NR
Total		$872	$553

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both December 31, 2020 and 2019.

(b)

This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both December 31, 2020 and 2019.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both December 31, 2020 and 2019. The total remaining unfunded commitments to real assets funds were $299 million and $203 million at December 31, 2020 and 2019, respectively. The Company’s portion of the total remaining unfunded commitments was $267 million and $172 million at December 31, 2020 and 2019, respectively.

(d)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption or are not currently redeemable; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. The liquidation period for the underlying assets of these funds is unknown at both December 31, 2020 and 2019. The total remaining unfunded commitments to other third-party funds were $7 million and $9 million at December 31, 2020 and 2019, respectively. The Company had contractual obligations to the consolidated funds of $17 million and $22 million at December 31, 2020 and 2019, respectively.

Fair Value Option

At December 31, 2020 and 2019, the Company elected the fair value option for certain investments in CLOs of approximately $35 million and $37 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at December 31, 2020 and 2019:

	December 31,	December 31,
(in millions)	2020	2019
CLO Bank loans:
Aggregate principal amounts outstanding	$250	$204
Fair value	248	204
Aggregate unpaid principal balance in excess of (less than) fair value	$2	$—

CLO Borrowings:
Aggregate principal amounts outstanding	$244	$195
Fair value	$246	$195

At December 31, 2020, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the year ended December 31, 2020 and 2019, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At December 31, 2020 and 2019, the Company had outstanding total return swaps with aggregate notional values of approximately $833 million and $644 million, respectively.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At December 31, 2020 and 2019, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.8 billion and $3.4 billion, respectively and with expiration dates in January 2021 and January 2020, respectively.

At both December 31, 2020 and 2019, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the consolidated statements of financial condition at December 31, 2020:

	December 31, 2020
(in millions)	Assets		Liabilities
Derivative instruments	Statement of Financial Condition Classification	Fair Value	Statement of Financial Condition Classification	Fair Value
Total return swaps	Other assets	$—	Other liabilities	$50
Forward foreign currency exchange contracts	Other assets	13	Other liabilities	5
Total		$13		$55

The fair values of the outstanding total return swaps and forward foreign currency exchange contracts were not material to the consolidated statement of financial condition at December 31, 2019.

The following table presents realized and unrealized gains (losses) recognized in the consolidated statements of income on derivative instruments:

(in millions)		Gains (Losses)
Derivative Instruments	Statement of Income Classification	2020	2019	2018
Total return swaps	Nonoperating income (expense)	$(93)	$(106)	$54
Forward foreign currency exchange contracts	General and administration expense	47	55	(124)
Total gain (loss) from derivative instruments		$(46)	$(51)	$(70)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for 2020, 2019 and 2018.

See Note 15, Borrowings, for more information on the Company’s net investment hedge.

10. Property and Equipment

Property and equipment consists of the following:

	Estimated useful	December 31,
(in millions)	life-in years	2020	2019
Property and equipment:
Land	N/A	$6	$6
Building	39	33	33
Building improvements	15	30	30
Leasehold improvements	1-15	593	565
Equipment and computer software	3	822	672
Other transportation equipment	10	179	136
Furniture and fixtures	7	70	70
Construction in progress	N/A	46	83
Total		1,779	1,595
Less: accumulated depreciation and amortization		1,098	880
Property and equipment, net		$681	$715

N/A – Not Applicable

Qualifying software costs of approximately $95 million, $93 million and $77 million have been capitalized within equipment and computer software during 2020, 2019 and 2018, respectively, and are being amortized over an estimated useful life of three years.

Depreciation and amortization expense was $232 million, $182 million and $154 million for 2020, 2019 and 2018, respectively.

11. Goodwill

Goodwill activity during 2020 and 2019 was as follows:

(in millions)	2020	2019
Beginning of year balance	$14,562	$13,526
Acquisition(1)	—	1,044
Goodwill adjustments related to Quellos and other(2)	(11)	(8)
End of year balance	$14,551	$14,562

(1)	In 2019, the $1,044 million increase in goodwill resulted from the eFront Transaction. See Note 3, Acquisition, for information on the eFront Transaction.
(2)

Amounts primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $74 million and $106 million at December 31, 2020 and 2019, respectively.

BlackRock assessed its goodwill for impairment as of July 31, 2020, 2019 and 2018 and considered such factors as the book value and the market capitalization of the Company. The impairment assessment indicated no impairment charges were required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2020, the Company’s common stock closed at a market price of $721.54, which exceeded its book value of approximately $231.31 per share.

12. Intangible Assets

Intangible assets at December 31, 2020 and 2019 consisted of the following:

(in millions)	Remaining Weighted- Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2020
Indefinite-lived intangible assets:
Management contracts	N/A	$16,169	$—	$16,169
Trade names/trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,578	—	17,578
Finite-lived intangible assets:
Management contracts	4.0	283	172	111
Investor/customer relationships	8.2	476	88	388
Technology-related	6.4	203	25	178
Trade names/trademarks	2.3	14	6	8
Total finite-lived intangible assets	7.0	976	291	685
Total intangible assets		$18,554	$291	$18,263

At December 31, 2019
Indefinite-lived intangible assets:
Management contracts	N/A	$16,169	$—	$16,169
Trade names/trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,578	—	17,578
Finite-lived intangible assets:
Management contracts	4.8	283	135	148
Investor/customer relationships	9.2	476	39	437
Technology-related	7.4	203	9	194
Trade names/trademarks	3.3	14	2	12
Total finite-lived intangible assets	7.8	976	185	791
Total intangible assets		$18,554	$185	$18,369

N/A – Not Applicable

The impairment tests performed for intangible assets as of July 31, 2020, 2019 and 2018 indicated no impairment charges were required.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year	Amount
2021	$107
2022	103
2023	97
2024	92
2025	87

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

13. Leases

The following table presents components of lease cost included in general and administration expense on the consolidated statements of income:

(in millions)	2020	2019
Lease cost(1):
Operating lease cost(2)	$147	$141
Variable lease cost(3)	40	39
Total lease cost	$187	$180

(1)	Rent expense and certain office equipment expense under lease agreements amounted to $135 million in 2018.
(2)	Amounts include short-term leases, which are immaterial for both 2020 and 2019.
(3)

Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of ROU assets and operating lease liabilities.

The following table presents operating leases included on the consolidated statement of financial condition:
(in millions)	Statement of Financial Condition Classification	December 31, 2020	December 31, 2019
Statement of Financial Condition information:
Operating lease ROU assets	Other assets	$649	$669
Operating lease liabilities	Other liabilities	$755	$776

Supplemental information related to operating leases is summarized below:

(in millions)	December 31, 2020	December 31, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$154	$142

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities in connection with the adoption of ASU 2016-02, "Leases"	$—	$661
ROU assets in exchange for operating lease liabilities	$93	$117

	December 31, 2020		December 31, 2019
Lease term and discount rate:
Weighted-average remaining lease term	8	years	9	years
Weighted-average discount rate	3%		3%

(in millions)
Maturity of operating lease liabilities at December 31, 2020	Amount (1)
2021	$162
2022	159
2023	107
2024	74
2025	58
Thereafter	305
Total lease payments	$865
Less: imputed interest	110
Present value of lease liabilities	$755
(1)	Amount excludes $1.4 billion of legally binding minimum lease payments for leases signed but not yet commenced.

In May 2017, the Company entered into an agreement with 50 HYMC Owner LLC, for the lease of approximately 847,000 square feet of office space located at 50 Hudson Yards, New York, New York. The term of the lease includes 20 years of cash rental payments expected to begin in May 2023, with the option to renew for a specified term. The lease requires annual base rental payments of approximately $51 million per year during the first five years of the lease term, increasing every five years to $58 million, $66 million and $74 million per year (or approximately $1.2 billion in base rent over a 20-year period). In November 2019, the Company exercised its initial expansion option with respect to two additional floors aggregating approximately 122,000 square feet of office space. The additional space requires approximately $185 million in base rent over the 20-year period.

14. Other Assets

PennyMac

On February 13, 2020, BlackRock announced the establishment of The BlackRock Foundation (the “Foundation”) and the contribution of its remaining 20% stake in PennyMac Financial Services, Inc. (“PennyMac”) to the Foundation and the BlackRock Charitable Fund, which BlackRock established in 2013 (together, the “Charitable Contribution”). The Charitable Contribution resulted in an operating expense of $589 million, which was offset by a $122 million noncash, nonoperating pre-tax gain on the contributed shares and a tax benefit of $241 million in the consolidated statement of income for 2020.

The Company accounted for its interest in PennyMac as an equity method investment. At December 31, 2019, the Company’s investment in PennyMac was included in other assets on the consolidated statements of financial condition. The carrying value and market value of the Company’s interest (approximately 20% or 16 million shares) was approximately $451 million and $530 million, respectively, at December 31, 2019. The market value of the Company’s interest reflected the PennyMac stock price at December 31, 2019 (a Level 1 input). As a result of the Charitable Contribution, the Company no longer recorded an investment in PennyMac at December 31, 2020.

iCapital

On March 10, 2020, in connection with a recapitalization of iCapital Network, Inc. (“iCapital”), BlackRock received additional stock in exchange for certain securities it held, which resulted in a nonoperating pre-tax gain of approximately $240 million in the consolidated statement of income for 2020. Following this transaction, the Company accounts for its interest in iCapital as an equity method investment, which is included in other assets on the consolidated statements of financial condition. At December 31, 2020, the carrying value of the Company’s interest in iCapital was approximately $296 million.

15. Borrowings

Short-Term Borrowings

2020 Revolving Credit Facility.  The Company’s credit facility has an aggregate commitment amount of $4 billion and was amended in March 2020 to extend the maturity date to March 2025 (the “2020 credit facility”). The 2020 credit facility permits the Company to request up to an additional $1 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2020 credit facility to an aggregate principal amount not to exceed $5 billion. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate plus a spread. The 2020 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2020. The 2020 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At December 31, 2020, the Company had no amount outstanding under the 2020 credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2020 credit facility. At December 31, 2020, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at December 31, 2020 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
4.25% Notes due 2021	$750	$—	$750	$761
3.375% Notes due 2022	750	(2)	748	782
3.50% Notes due 2024	1,000	(3)	997	1,098
1.25% Notes due 2025	856	(3)	853	911
3.20% Notes due 2027	700	(5)	695	790
3.25% Notes due 2029	1,000	(11)	989	1,146
2.40% Notes due 2030	1,000	(7)	993	1,090
1.90% Notes due 2031	1,250	(11)	1,239	1,305
Total Long-term Borrowings	$7,306	$(42)	$7,264	$7,883

Long-term borrowings at December 31, 2019 had a carrying value of $5.0 billion and a fair value of $5.3 billion determined using market prices at the end of December 2019.

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

2025 Notes.  In May 2015, the Company issued €700 million of 1.25% senior unsecured notes maturing on May 6, 2025 (the “2025 Notes”). The notes are listed on the New York Stock Exchange. The net proceeds of the 2025 Notes were used for general corporate purposes, including refinancing of outstanding indebtedness. Interest of approximately $11 million per year based on current exchange rates is payable annually on May 6 of each year. The 2025 Notes may be redeemed in whole or in part prior to maturity at any time at the option of the Company at a “make-whole” redemption price. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2025 Notes.

Upon conversion to US dollars the Company designated the €700 million debt offering as a net investment hedge to offset its currency exposure relating to its net investment in certain euro functional currency operations. A loss of $54 million (net of tax benefit of $17 million), a gain of $11 million (net of tax expense of $3 million), and a gain of $30 million (net of tax expense of $10 million) were recognized in other comprehensive income for 2020, 2019 and 2018, respectively. No hedge ineffectiveness was recognized during 2020, 2019, and 2018.

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

16. Commitments and Contingencies

Investment Commitments. At December 31, 2020, the Company had $789 million of various capital commitments to fund sponsored investment products, including consolidated sponsored investment products. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments Related to Business Acquisitions. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts or new capital commitments for certain products. The fair value of the remaining aggregate contingent payments at December 31, 2020 totaled $26 million and is included in other liabilities on the consolidated statements of financial condition.

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

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed unaffiliated peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain CTFs managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that the plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to the plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, and on June 3, 2019, the plaintiffs filed a motion seeking to certify both the Plan and the CTF classes. On September 3, 2019, the court granted BlackRock’s motion to dismiss part of the plaintiffs’ claim seeking to recover alleged losses in the securities lending vehicles but denied the motion to dismiss in all other respects. On February 11, 2020, the court denied the plaintiffs’ motion to certify the CTF class and granted their motion to certify the Plan class. On April 27, 2020, the Ninth Circuit denied the plaintiffs’ request to immediately appeal the class certification ruling. On September 24, 2020, the parties cross-moved for summary judgment, both of which were denied on January 12, 2021. On February 5, 2021, the parties reached a settlement in principle that will resolve the lawsuit, and are negotiating final terms for presentation to the court, which must approve the settlement for it to be effective.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of December 31, 2020 and subject to this type of indemnification was $270 billion. In the Company’s capacity as lending agent, cash and securities totaling $289 billion was held as collateral for indemnified securities on loan at December 31, 2020. The fair value of these indemnifications was not material at December 31, 2020.

17. Revenue

The table below presents detail of revenue for 2020, 2019 and 2018 and includes the product mix of investment advisory, administration fees and securities lending revenue and performance fees.

(in millions)	2020	2019	2018
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$1,737	$1,554	$1,654
iShares ETFs	3,499	3,495	3,549
Non-ETF index	664	667	685
Equity subtotal	5,900	5,716	5,888
Fixed income:
Active	1,957	1,918	1,840
iShares ETFs	1,119	963	825
Non-ETF index	463	405	387
Fixed income subtotal	3,539	3,286	3,052
Multi-asset	1,163	1,148	1,176
Alternatives:
Illiquid alternatives	577	488	348
Liquid alternatives	502	413	384
Currency and commodities(1)	168	108	98
Alternatives subtotal	1,247	1,009	830
Long-term	11,849	11,159	10,946
Cash management	790	618	607
Total investment advisory, administration fees and securities lending revenue	12,639	11,777	11,553
Investment advisory performance fees:
Equity	91	36	91
Fixed income	35	10	8
Multi-asset	35	19	19
Alternatives:
Illiquid alternatives	83	136	70
Liquid alternatives	860	249	224
Alternatives subtotal	943	385	294
Total performance fees	1,104	450	412
Technology services revenue	1,139	974	785
Distribution fees:
Retrocessions	736	658	709
12b-1 fees (US mutual fund distribution fees)	337	358	406
Other	58	53	40
Total distribution fees	1,131	1,069	1,155
Advisory and other revenue:
Advisory	68	99	113
Other	124	170	180
Total advisory and other revenue	192	269	293
Total revenue	$16,205	$14,539	$14,198
(1)	Amounts include commodity iShares ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

(in millions)	2020	2019	2018
By client type:
Retail	$3,651	$3,411	$3,413
iShares ETFs	4,788	4,564	4,468
Institutional:
Active	2,342	2,172	2,044
Index	1,068	1,012	1,021
Total institutional	3,410	3,184	3,065
Long-term	11,849	11,159	10,946
Cash management	790	618	607
Total	$12,639	$11,777	$11,553

By investment style:
Active	$5,914	$5,510	$5,391
Index and iShares ETFs	5,935	5,649	5,555
Long-term	11,849	11,159	10,946
Cash management	790	618	607
Total	$12,639	$11,777	$11,553

Investment advisory and administration fees – remaining performance obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2020 and 2019:

December 31, 2020

(in millions)	2021	2022	2023	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$148	$144	$112	$107	$511

December 31, 2019

(in millions)	2020	2021	2022	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$98	$88	$74	$107	$367

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at December 31, 2020 and 2019. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

Change in deferred carried interest liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the consolidated statements of financial condition, for the year ended December 31, 2020 and 2019:

(in millions)	2020	2019
Beginning balance	$483	$293
Net increase (decrease) in unrealized allocations	150	259
Performance fee revenue recognized	(49)	(75)
Other	—	6
Ending balance	$584	$483

Technology services revenue – remaining performance obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2020 and 2019:

December 31, 2020

(in millions)	2021	2022	2023	Thereafter	Total
Technology services revenue(1)(2)	$118	$58	$33	$22	$231

December 31, 2019

(in millions)	2020	2021	2022	Thereafter	Total
Technology services revenue(1)(2)	$117	$53	$31	$20	$221

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

In addition to amounts disclosed in the table above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of December 31, 2020, the estimated fixed minimum fees for 2021 for outstanding contracts approximated $730 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the year ended December 31, 2020 and 2019, which is included in other liabilities on the consolidated statements of financial condition:

(in millions)	2020	2019
Beginning balance	$116	$70
Additions(1)	89	86
Revenue recognized that was included in the beginning balance	(82)	(40)
Ending balance	$123	$116

(1)	Amounts are net of revenue recognized.

18. Stock-Based Compensation

The components of stock-based compensation expense are as follows:

(in millions)	2020	2019	2018
Stock-based compensation:
Restricted stock and RSUs	$593	$532	$514
Long-term incentive plans to be funded by PNC(1)	—	—	14
Stock options	29	35	36
Total stock-based compensation	$622	$567	$564
(1)	The PNC Financial Services Group, Inc. (“PNC”)

Stock Award and Incentive Plan. Pursuant to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and nonemployee directors. A maximum of 41,500,000 shares of common stock were authorized for issuance under the Award Plan. Of this amount, 6,068,624 shares remain available for future awards at December 31, 2020. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury to the extent available.

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

Restricted stock and RSU activity for 2020 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2019	2,236,452	$444.02
Granted	969,095	$533.31
Converted	(981,385)	$429.48
Forfeited	(84,232)	$477.29
December 31, 2020	2,139,930	$489.81

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during 2020, 2019 and 2018 was $517 million, $508 million and $492 million, respectively. The total grant-date fair market value of RSUs/restricted stock converted to common stock during 2020, 2019 and 2018 was $421 million, $398 million and $443 million, respectively.

RSUs/restricted stock granted in connection with annual incentive compensation under the Award Plan primarily related to the following:

	2020	2019	2018
Awards granted that vest ratably over three years from the date of grant	504,403	674,206	527,337
Awards granted that cliff vest 100% on:
January 31, 2021	—	—	209,201
January 31, 2022	—	377,291	—
January 31, 2023	393,161	—	—
	897,564	1,051,497	736,538

In addition, the Company also granted RSUs of 71,531, 174,752 and 155,403 during 2020, 2019 and 2018, respectively, with varying vesting periods.

At December 31, 2020, the intrinsic value of outstanding RSUs was $1.5 billion, reflecting a closing stock price of $721.54.

At December 31, 2020, total unrecognized stock-based compensation expense related to unvested RSUs was $379 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.1 years.

In January 2021, the Company granted under the Award Plan:

•	470,253 RSUs or shares of restricted stock to employees as part of annual incentive compensation that vest ratably over three years from the date of grant; and
•	247,621 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2024.
•	55,994 RSUs or shares of restricted stock to employees with various vesting schedules.

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

In the first quarter of 2020, 2019 and 2018, the Company granted 238,478, 283,014, and 199,068, respectively, performance-based RSUs to certain employees that cliff vest 100% on January 31, 2023, 2022, and 2021 respectively. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2020, the Company granted 30,600 additional RSUs to certain employees based on the attainment of Company performance measures during the performance period.

Performance-based RSU activity for 2020 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2019	742,918	$436.84
Granted	238,478	$533.58
Additional shares granted due to attainment of performance measures	30,600	$375.26
Converted	(311,779)	$375.26
December 31, 2020	700,217	$494.51

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during 2020, 2019 and 2018 was $139 million, $117 million and $121 million, respectively.

At December 31, 2020, the intrinsic value of outstanding performance-based RSUs was $505 million reflecting a closing stock price of $721.54.

At December 31, 2020, total unrecognized stock-based compensation expense related to unvested performance-based awards was $132 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.2 years.

In January 2021, the Company granted 162,029 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2024. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

Performance-based Stock Options. Pursuant to the Award Plan, performance-based stock options may be granted to certain employees.  Vesting of the performance-based stock options is contingent upon the achievement of obtaining 125% of BlackRock’s grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. If both hurdles are achieved, the award will vest in three equal installments at the end of years five, six and seven. Vested options can then be exercised up to nine years following the grant date.  At December 31, 2020, the weighted average remaining life of the awards is approximately 5.9 years.  The awards are generally forfeited if the employee leaves the Company before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period. The Company assumes the performance condition will be achieved. If such condition is not met, no compensation cost is recognized and any recognized compensation cost is reversed. Stock option activity for 2020 is summarized below.

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2019	1,941,145	$513.50
Forfeited	(25,353)	$513.50
December 31, 2020	1,915,792	$513.50

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

The expected term was derived using a Monte Carlo simulation with the embedded lattice model and represents the period of time that options granted are expected to be outstanding. The expected stock volatility was based upon an average of historical stock price fluctuations of BlackRock’s common stock and an implied volatility at the grant date. The dividend yield was calculated as the most recent quarterly dividend divided by the average three-month stock price as of the grant date. The risk-free interest rate is based on the US Treasury Constant Maturities yield curve at date of grant.

At December 31, 2020, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $82 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.9 years.

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

The rabbi trust established for the VDCP, with assets totaling $6 million and $23 million at December 31, 2020 and 2019, respectively, is reflected in investments on the consolidated statements of financial condition. Such investments are classified as trading investments. The liability balance of $82 million and $80 million at December 31, 2020 and 2019, respectively, is reflected on the consolidated statements of financial condition as accrued compensation and benefits. Earnings in the rabbi trust, including unrealized appreciation or depreciation, are reflected as nonoperating income (expense) and changes in the liability are reflected as employee compensation and benefits expense on the consolidated statements of income.

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

Other Deferred Compensation Plans. The Company has additional compensation plans for the purpose of providing deferred compensation and retention incentives to certain employees. For these plans, the final value of the deferred amount to be distributed in cash upon vesting is associated with investment returns of certain investment funds. The liabilities for these plans were $339 million and $311 million at December 31, 2020 and 2019, respectively, and are reflected in the consolidated statements of financial condition as accrued compensation and benefits. In January 2021, the Company granted approximately $321 million of additional deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant.

Defined Contribution Plans

The Company has several defined contribution plans primarily in the United States and United Kingdom.

Certain of the Company’s US employees participate in a defined contribution plan. Employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to Internal Revenue Code limitations, are matched by the Company at 50% up to a maximum of $5,000 annually. In addition, the Company makes an annual retirement contribution to eligible participants equal to 3-5% of eligible compensation. The Company’s contribution expense related to this plan was $93 million in 2020, $66 million in 2019, and $63 million in 2018.

Certain United Kingdom (“UK”) wholly owned subsidiaries of the Company contribute to defined contribution plans for their employees. The contributions range between 6% and 15% of each employee’s eligible compensation. The Company’s contribution expense related to these plans was $45 million in 2020, $41 million in 2019, and $35 million in 2018.

In addition, the contribution expense related to defined contribution plans in other regions was $34 million in 2020, $29 million in 2019 and $22 million in 2018.

Defined Benefit Plans. The Company has several defined benefit pension plans with plan assets of approximately $36 million and $28 million at December 31, 2020 and 2019, respectively. The underfunded obligations at December 31, 2020 and 2019 were not material. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

20. Related Party Transactions

Determination of Related Parties

PNC. The Company considered PNC, along with its affiliates, to be a related party based on its level of capital stock ownership prior to the secondary offering in May 2020 by PNC of shares of the Company’s stock. See Note 23, Capital Stock, for more information on PNC secondary offering. At December 31, 2020, PNC did not own any of the Company’s capital stock and is no longer considered a related party.

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

Revenue from Related Parties

Revenue for services provided by the Company to these and other related parties are as follows:

(in millions)	2020	2019	2018
Investment advisory, administration fees and securities lending revenue(1)	$9,079	$8,323	$8,226
Investment advisory performance fees(1)	301	131	112
Technology services revenue(2)	4	9	9
Advisory and other revenue(3)	19	59	65
Total revenue from related parties	$9,403	$8,522	$8,412

(1)	Amounts primarily include revenue from registered investment companies/and equity method investees.
(2)	Amounts primarily include revenue from PNC and affiliates.
(3)	Amounts primarily include revenue from equity method investees.

The Company provides investment advisory and administration services to its open- and closed-end funds and other commingled or pooled funds and separate accounts in which related parties invest.

Receivables and Payables with Related Parties. Due from related parties, which is included within other assets on the consolidated statements of financial condition was $109 million and $119 million at December 31, 2020 and 2019, respectively, and primarily represented receivables from certain investment products managed by BlackRock. Accounts receivable at December 31, 2020 and 2019 included $1.1 billion and $995 million, respectively, related to receivables from BlackRock mutual funds and iShares ETFs, for investment advisory and administration services.

Due to related parties, which is included within other liabilities on the consolidated statements of financial condition, was $17 million and $12 million at December 31, 2020 and 2019, respectively, and primarily represented payables to certain investment products managed by BlackRock.

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

Banking Regulatory Requirements. BTC, a wholly owned subsidiary of the Company, is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency. Federal banking regulators would be required to take certain actions and permitted to take other actions in the event of BTC’s failure to meet minimum capital requirements that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Quantitative measures established by regulators to ensure capital adequacy require BTC to maintain a minimum Common Equity Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2020 and 2019, it exceeded the applicable capital adequacy requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital (to risk weighted assets)	$740	184.6%	$32	8.0%	$40	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$740	184.6%	$18	4.5%	$26	6.5%
Tier 1 capital (to risk weighted assets)	$740	184.6%	$24	6.0%	$32	8.0%
Tier 1 capital (to average assets)	$740	71.3%	$41	4.0%	$52	5.0%
December 31, 2019
Total capital (to risk weighted assets)	$686	137.7%	$40	8.0%	$50	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$686	137.7%	$22	4.5%	$32	6.5%
Tier 1 capital (to risk weighted assets)	$686	137.7%	$30	6.0%	$40	8.0%
Tier 1 capital (to average assets)	$686	72.8%	$38	4.0%	$47	5.0%

Broker-dealers. BlackRock Investments, LLC and BlackRock Execution Services are registered broker-dealers and wholly owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements. At December 31, 2020 and 2019, the Company was required to maintain approximately $2.2 billion and $1.9 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

22. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI by component for 2020, 2019 and 2018:

(in millions)	2020	2019	2018
Beginning balance	$(571)	$(691)	$(432)
Foreign currency translation adjustments(1)	234	120	(253)
Reclassification as a result of adoption of accounting guidance	—	—	(6)
Ending balance	$(337)	$(571)	$(691)

(1)

Amount for 2020 includes a loss from a net investment hedge of $54 million (net of tax benefit of $17 million). Amounts for 2019 and 2018 include gains from a net investment hedge of $11 million (net of tax expense of $3 million) and $30 million (net of tax expense of $10 million), respectively.

23. Capital Stock

The Company’s authorized common stock and nonvoting participating preferred stock, $0.01 par value, (“Preferred”) consisted of the following:

	December 31, 2020	December 31, 2019
Common Stock	500,000,000	500,000,000
Nonvoting Participating Preferred Stock
Series A Preferred	—	20,000,000
Series B Preferred	—	150,000,000
Series C Preferred	—	6,000,000
Series D Preferred	—	20,000,000

May 2020 PNC Secondary Offering and Share Repurchase. On May 15, 2020, a subsidiary of PNC completed the secondary offering of 31,628,573 shares of the Company’s common stock at a price of $420 per share, which included 823,188 shares of common stock issued upon the conversion of the Company’s Series B Convertible Participating Preferred Stock and 2,875,325 shares of common stock under the fully exercised underwriters’ option to purchase additional shares. Also on May 15, 2020, PNC completed the sale of 2,650,857 shares to the Company at a price of $414.96 per share. The shares repurchased by the Company were in addition to the share repurchase authorization under the Company’s existing share repurchase program. The secondary offering and the Company’s share repurchase resulted in PNC’s exit of its entire ownership position in the Company.

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

PNC Capital Contribution.  During 2019, PNC surrendered to BlackRock 143,458 shares of BlackRock Series C Preferred to fund certain long-term incentive plans (“LTIP”) awards and completed its share delivery obligation in connection with its share surrender agreement.

Cash Dividends for Common and Preferred Shares / RSUs. During 2020, 2019 and 2018, the Company paid cash dividends of $14.52 per share (or $2,260 million), $13.20 per share (or $2,096 million) and $12.02 per share (or $1,968 million), respectively.

Share Repurchases. During 2020, the Company repurchased an aggregate of approximately $1.5 billion of common shares, including the repurchase from PNC described above and 0.8 million common shares under the Company’s existing share repurchase program for $412 million. At December 31, 2020, there were 5.1 million shares still authorized to be repurchased under the program.

The Company’s common and preferred shares issued and outstanding and related activity consist of the following:

	Shares Issued				Shares Outstanding
	Common Shares	Treasury Common Shares	Series B Preferred	Series C Preferred	Common Shares	Series B Preferred	Series C Preferred
December 31, 2017	171,252,185	(11,275,070)	823,188	246,522	159,977,115	823,188	246,522
Shares repurchased	—	(3,511,603)	—	—	(3,511,603)	—	—
Net issuance of common shares related to employee stock transactions	—	1,087,989	—	—	1,087,989	—	—
PNC LTIP capital contribution	—	—	—	(103,064)	—	—	(103,064)
December 31, 2018	171,252,185	(13,698,684)	823,188	143,458	157,553,501	823,188	143,458
Shares repurchased	—	(4,018,905)	—	—	(4,018,905)	—	—
Net issuance of common shares related to employee stock transactions	—	841,184	—	—	841,184	—	—
PNC LTIP capital contribution	—	—	—	(143,458)	—	—	(143,458)
December 31, 2019	171,252,185	(16,876,405)	823,188	—	154,375,780	823,188	—
Shares repurchased	—	(3,445,554)	—	—	(3,445,554)	—	—
Net issuance of common shares related to employee stock transactions	—	779,471	—	—	779,471	—	—
Exchange of preferred shares series B for common shares	823,188	—	(823,188)	—	823,188	(823,188)	—
December 31, 2020	172,075,373	(19,542,488)	—	—	152,532,885	—	—

24. Restructuring Charge

A restructuring charge of $60 million ($47 million after-tax), comprised of $53 million of severance and $7 million of expense related to the accelerated amortization of previously granted equity compensation awards, was recorded in the fourth quarter of 2018 in connection with an initiative to modify the size and shape of the workforce.

The table below presents a rollforward of the Company’s restructuring liability for the year ended December 31, 2019, which is included in other liabilities on the consolidated statements of financial condition:

(in millions)
Liability as of December 31, 2018	$53
Cash payments	(53)
Liability as of December 31, 2019	$—

25. Income Taxes

The components of income tax expense for 2020, 2019 and 2018, are as follows:

(in millions)	2020	2019	2018
Current income tax expense:
Federal	$720	$735	$605
State and local	86	109	97
Foreign	589	400	600
Total net current income tax expense	1,395	1,244	1,302
Deferred income tax expense (benefit):
Federal	(66)	15	(71)
State and local	6	7	(1)
Foreign	(97)	(5)	(154)
Total net deferred income tax expense (benefit)	(157)	17	(226)
Total income tax expense	$1,238	$1,261	$1,076

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to NCI:

(in millions)	2020	2019	2018
Domestic	$3,805	$3,766	$3,536
Foreign	2,365	1,971	1,845
Total	$6,170	$5,737	$5,381

The foreign income before taxes includes countries that have statutory tax rates that are different than the US federal statutory tax rate of 21%, such as the United Kingdom, Ireland, Canada and Germany.

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 21% for 2020, 2019 and 2018 is as follows:

(in millions)	2020		2019		2018
Statutory income tax expense	$1,296	21%	$1,205	21%	$1,130	21%
Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	81	1	96	2	99	2
Impact of federal, foreign, state, and local tax rate changes on deferred taxes	78	1	5	—	—	—
Stock-based compensation awards	(36)	—	(23)	—	(64)	(1)
Charitable Contribution	(128)	(2)	—	—	—	—
Effect of foreign tax rates	(100)	(2)	(76)	(1)	(119)	(2)
Other	47	1	54	—	30	—
Income tax expense	$1,238	20%	$1,261	22%	$1,076	20%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	December 31,
(in millions)	2020	2019
Deferred income tax assets:
Compensation and benefits	$295	$282
Unrealized investment losses	20	—
Loss carryforwards	80	84
Other	659	481
Gross deferred tax assets	1,054	847
Less: deferred tax valuation allowances	(26)	(51)
Deferred tax assets net of valuation allowances	1,028	796
Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	4,096	3,971
Acquired finite-lived intangibles	159	179
Unrealized investment gains	—	63
Other	142	142
Gross deferred tax liabilities	4,397	4,355
Net deferred tax (liabilities)	$(3,369)	$(3,559)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2020, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $304 million and $3,673 million, respectively. At December 31, 2019, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $175 million and $3,734 million, respectively.

Income tax expense for 2020 included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution, partially offset by a noncash net expense of approximately $79 million associated with the revaluation of certain deferred income tax assets and liabilities related to the legislation enacted in the United Kingdom increasing its corporate tax rate and state and local income tax changes. Income tax expense for 2020 also included $139 million of net discrete tax benefits, including benefits related to changes in the Company’s organizational entity structure and stock-based compensation awards. Income tax expense for 2019 included $28 million of discrete tax benefits, primarily related to stock-based compensation awards.

 At December 31, 2020 and 2019, the Company had available state net operating loss carryforwards of $2.0 billion and $1.9 billion, respectively, which will begin to expire in 2022. At December 31, 2020 and 2019, the Company had foreign net operating loss carryforwards of $102 million and $110 million, respectively, of which $2 million will begin to expire in 2021.

At December 31, 2020 and 2019, the Company had $26 million and $51 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. See Note 11, Goodwill, for further discussion.

Current income taxes are recorded net on the consolidated statements of financial condition when related to the same tax jurisdiction. At December 31, 2020, the Company had current income taxes receivable and payable of $175 million and $131 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. At December 31, 2019, the Company had current income taxes receivable and payable of $282 million and $293 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits:

(in millions)	2020	2019	2018
Balance at January 1	$900	$795	$629
Additions for tax positions of prior years	31	99	82
Reductions for tax positions of prior years	(8)	(27)	(15)
Additions based on tax positions related to current year	60	47	102
Lapse of statute of limitations	(3)	(4)	(3)
Settlements	(40)	(10)	—
Balance at December 31	$940	$900	$795

Included in the balance of unrecognized tax benefits at December 31, 2020, 2019 and 2018, respectively, are $565 million, $513 million and $462 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $31 million during 2020 and in total, as of December 31, 2020, had recognized a liability for interest and penalties of $164 million. The Company accrued interest and penalties of $27 million during 2019 and in total, as of December 31, 2019, had recognized a liability for interest and penalties of $133 million. The Company accrued interest and penalties of $30 million during 2018 and in total, as of December 31, 2018, had recognized a liability for interest and penalties of $106 million.

BlackRock is subject to US federal income tax, state and local income tax, and foreign income tax in multiple jurisdictions. Tax years after 2011 remain open to US federal income tax examination.

In June 2014, the Internal Revenue Service commenced its examination of BlackRock’s 2010 through 2012 tax years of which 2010 – 2011 examination is closed. During 2019 and 2020, the Internal Revenue Service commenced its examination of BlackRock’s 2013 through 2015 tax years and 2017 through 2018 tax years, respectively. While the examination impact on the Company’s consolidated financial statements is undetermined, it is not expected to be material.

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

Upon conclusion of its examination, Her Majesty’s Revenue and Customs (“HMRC”) issued a closure notice during 2017 for various UK BlackRock subsidiaries for tax years 2009 and years after. At that time, the Company decided to pursue litigation for the tax matters included on such notice. During 2020, the Company received a favorable decision from the First Tier Tribunal, however, HMRC has received permission to appeal to the Upper Tribunal. BlackRock does not expect the ultimate resolution to result in a material impact to the consolidated financial statements.

From time to time, BlackRock may receive or be subject to tax authorities’ assessments and challenges related to income taxes. BlackRock does not currently expect the ultimate resolution of any existing matters to be material to the consolidated financial statements.

At December 31, 2020, it is reasonably possible the total amounts of unrecognized tax benefits will change within the next twelve months due to completion of tax authorities’ exams or the expiration of statues of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $5 million to $15 million within the next twelve months.

26. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for 2020, 2019 and 2018:

(in millions, except shares and per share data)	2020	2019	2018
Net income attributable to BlackRock, Inc.	$4,932	$4,476	$4,305
Basic weighted-average shares outstanding	153,489,422	156,014,343	160,301,116
Dilutive effect of:
Nonparticipating RSUs	1,275,733	1,445,203	1,647,616
Stock options	75,427	—	—
Total diluted weighted-average shares outstanding	154,840,582	157,459,546	161,948,732
Basic earnings per share	$32.13	$28.69	$26.86
Diluted earnings per share	$31.85	$28.43	$26.58

Anti-dilutive RSUs and stock options for 2020, 2019 and 2018 were immaterial. Certain performance-based RSUs were excluded from diluted EPS calculation because the designated contingency was not met for 2020, 2019 and 2018, respectively. In addition, performance-based stock options were excluded from diluted EPS calculation for 2019 and 2018 because the designated contingency was not met.

27. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for 2020, 2019 and 2018 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

(in millions)
Revenue	2020	2019	2018
Americas	$10,593	$9,703	$9,303
Europe	4,940	4,158	4,217
Asia-Pacific	672	678	678
Total revenue	$16,205	$14,539	$14,198

See Note 17, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at December 31, 2020 and 2019 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)
Long-lived Assets	2020	2019
Americas	$13,784	$13,830
Europe	1,360	1,360
Asia-Pacific	88	87
Total long-lived assets	$15,232	$15,277

Americas is primarily comprised of the United States, Latin America and Canada, while Europe is primarily comprised of the United Kingdom, the Netherlands, France and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

28. Subsequent Events

On January 21, 2021, the Board of Directors approved BlackRock’s quarterly dividend of $4.13 per share to be paid on March 23, 2021 to stockholders of record at the close of business on March 5, 2021.

On February 1, 2021, the Company completed the acquisition of 100% of the equity interests of Aperio, a pioneer in customizing tax-optimized index equity separately managed accounts (“SMAs”) for approximately $1.1 billion in cash, using existing cash resources. The acquisition of Aperio increased BlackRock’s SMA assets and is expected to expand the breadth of the Company’s capabilities via tax-managed strategies across factors, broad market indexing, and investor Environmental, Social, and Governance preferences across all asset classes. In connection with the acquisition, the Company recorded an initial estimate of purchase price allocation at the date of the transaction primarily related to goodwill of approximately $0.8 billion and $0.3 billion of finite-lived intangible assets (mainly customer relationships), which will be amortized over their estimated lives, which range from 10 to 12 years, with a weighted-average estimated life of approximately 10 years. The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from the transaction. The amount of goodwill expected to be deductible for tax purposes is approximately $0.5 billion.

The Company conducted a review for additional subsequent events and determined that no subsequent events had occurred that would require accrual or additional disclosures.