Form 10-Q
period 2021-03-31
BlackRock Inc.
filed 2021-05-06
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 152,526,401 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	March 31,	December 31,
(in millions, except shares and per share data)	2021	2020
Assets
Cash and cash equivalents(1)	$6,267	$8,664
Accounts receivable	3,825	3,535
Investments(1)	7,145	6,919
Separate account assets	102,415	104,663
Separate account collateral held under securities lending agreements	15,711	16,507
Property and equipment (net of accumulated depreciation and amortization of $1,150 and $1,098 at March 31, 2021 and December 31, 2020, respectively)	671	681
Intangible assets (net of accumulated amortization of $314 and $291 at March 31, 2021 and December 31, 2020, respectively)	18,516	18,263
Goodwill	15,348	14,551
Other assets(1)	3,961	3,199
Total assets	$173,859	$176,982
Liabilities
Accrued compensation and benefits	$1,077	$2,499
Accounts payable and accrued liabilities	1,196	1,028
Borrowings	7,232	7,264
Separate account liabilities	102,415	104,663
Separate account collateral liabilities under securities lending agreements	15,711	16,507
Deferred income tax liabilities	3,794	3,673
Other liabilities(1)	4,594	3,692
Total liabilities	136,019	139,326
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests	2,411	2,322
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at March 31, 2021 and December 31, 2020;

   Shares issued: 172,075,373 at both March 31, 2021 and December 31, 2020;

   Shares outstanding:152,635,930 and 152,532,885 at March 31, 2021 and

     December 31, 2020, respectively

Additional paid-in capital	19,121	19,293
Retained earnings	24,872	24,334
Accumulated other comprehensive loss	(411)	(337)
Treasury stock, common, at cost (19,439,443 and 19,542,488 shares held at March 31, 2021 and December 31, 2020, respectively)	(8,204)	(8,009)
Total BlackRock, Inc. stockholders’ equity	35,380	35,283
Nonredeemable noncontrolling interests	49	51
Total permanent equity	35,429	35,334
Total liabilities, temporary equity and permanent equity	$173,859	$176,982

(1)

At March 31, 2021, cash and cash equivalents, investments, other assets and other liabilities include $186 million, $4,583 million, $95 million, and $1,179 million, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2020, cash and cash equivalents, investments, other assets and other liabilities include $155 million, $4,253 million, $90 million, and $952 million, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2021	2020
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$2,685	$2,175
Other third parties	907	880
Total investment advisory, administration fees and securities lending revenue	3,592	3,055
Investment advisory performance fees	129	41
Technology services revenue	306	274
Distribution fees	340	276
Advisory and other revenue	31	64
Total revenue	4,398	3,710
Expense
Employee compensation and benefits	1,409	1,137
Distribution and servicing costs	505	445
Direct fund expense	320	277
General and administration expense	585	1,142
Amortization of intangible assets	34	25
Total expense	2,853	3,026
Operating income	1,545	684
Nonoperating income (expense)
Net gain (loss) on investments	82	(40)
Interest and dividend income	19	15
Interest expense	(55)	(46)
Total nonoperating income (expense)	46	(71)
Income before income taxes	1,591	613
Income tax expense (benefit)	318	(14)
Net income	1,273	627
Less:
Net income (loss) attributable to noncontrolling interests	74	(179)
Net income attributable to BlackRock, Inc.	$1,199	$806
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$7.86	$5.19
Diluted	$7.77	$5.15
Weighted-average common shares outstanding:
Basic	152,567,453	155,243,279
Diluted	154,301,812	156,416,726

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net income	$1,273	$627
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(74)	(239)
Comprehensive income (loss)	1,199	388
Less: Comprehensive income (loss) attributable to noncontrolling interests	74	(179)
Comprehensive income attributable to BlackRock, Inc.	$1,125	$567

(1)

Amounts for the three months ended March 31, 2021 and 2020 include gains from a net investment hedge of $26 million (net of tax expense of $8 million) and $13 million (net of tax expense of $4 million), respectively

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Three Months Ended March 31, 2021

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2020	$19,295	$24,334	$(337)	$(8,009)	$35,283	$51	$35,334	$2,322
Net income	—	1,199	—	—	1,199	—	1,199	74
Dividends declared ($4.13 per share)	—	(661)	—	—	(661)	—	(661)	—
Stock-based compensation	196	—	—	—	196	—	196	—
Issuance of common shares related to employee stock transactions	(368)	—	—	373	5	—	5	—
Employee tax withholdings related to employee stock transactions	—	—	—	(268)	(268)	—	(268)	—
Shares repurchased	—	—	—	(300)	(300)	—	(300)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(2)	(2)	622
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(607)
Other comprehensive income (loss)	—	—	(74)	—	(74)	—	(74)	—
March 31, 2021	$19,123	$24,872	$(411)	$(8,204)	$35,380	$49	$35,429	$2,411

(1)	Amounts include $2 million of common stock at both March 31, 2021 and December 31, 2020.

For the Three Months Ended March 31, 2020

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2019	$19,188	$21,662	$(571)	$(6,732)	$33,547	$66	$33,613	$1,316
Net income	—	806	—	—	806	—	806	(179)
Dividends declared ($3.63 per share)	—	(596)	—	—	(596)	—	(596)	—
Stock-based compensation	149	—	—	—	149	—	149	—
Issuance of common shares related to employee stock transactions	(450)	—	—	453	3	—	3	—
Employee tax withholdings related to employee stock transactions	—	—	—	(257)	(257)	—	(257)	—
Shares repurchased	—	—	—	(400)	(400)	—	(400)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(9)	(9)	871
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(568)
Other comprehensive income (loss)	—	—	(239)	—	(239)	—	(239)	—
March 31, 2020	$18,887	$21,872	$(810)	$(6,936)	$33,013	$57	$33,070	$1,440

(1)	Amounts include $2 million of common stock at both March 31, 2020 and December 31, 2019.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(in millions)	March 31,
	2021	2020
Operating activities
Net income	$1,273	$627
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	97	82
Noncash lease expense	31	29
Stock-based compensation	196	149
Deferred income tax expense (benefit)	102	(133)
Charitable Contribution	—	589
Gain related to the Charitable Contribution	—	(122)
Other investment gains	—	(244)
Net (gains) losses within consolidated sponsored investment products	(104)	391
Net (purchases) proceeds within consolidated sponsored investment products	(612)	(860)
(Earnings) losses from equity method investees	(25)	40
Distributions of earnings from equity method investees	8	13
Changes in operating assets and liabilities:
Accounts receivable	(311)	(5)
Investments, trading	82	132
Other assets	(731)	(1,669)
Accrued compensation and benefits	(1,432)	(1,222)
Accounts payable and accrued liabilities	155	(214)
Other liabilities	698	1,479
Net cash provided by/(used in) operating activities	(573)	(938)
Investing activities
Purchases of investments	(146)	(45)
Proceeds from sales and maturities of investments	110	17
Distributions of capital from equity method investees	34	61
Net consolidations (deconsolidations) of sponsored investment funds	(38)	(15)
Acquisitions, net of cash acquired	(1,062)	—
Purchases of property and equipment	(48)	(52)
Net cash provided by/(used in) investing activities	(1,150)	(34)
Financing activities
Proceeds from long-term borrowings	—	999
Cash dividends paid	(661)	(596)
Repurchases of common stock	(568)	(657)
Net proceeds from (repayments of) borrowings by consolidated sponsored investment products	13	22
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	620	862
Other financing activities	5	(2)
Net cash provided by/(used in) financing activities	(591)	628
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	(79)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,321)	(423)
Cash, cash equivalents and restricted cash, beginning of period	8,681	4,846
Cash, cash equivalents and restricted cash, end of period	$6,360	$4,423
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$368	$450
Charitable Contribution of an investment	$—	$(589)
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(607)	$(568)

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

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, exchange-traded funds (“ETFs”), separate accounts, collective trust funds (“CTFs”) and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, eFront, Cachematrix and FutureAdvisor, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

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

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021 (“2020 Form 10-K”).

The interim financial information at March 31, 2021 and for the three months ended March 31, 2021 and 2020 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income. During the three months ended March 31, 2021 and 2020, the Company had not resold or repledged any of the collateral received under these arrangements. At March 31, 2021 and December 31, 2020, the fair value of loaned securities held by separate accounts was approximately $14.4 billion and $15.2 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $15.7 billion and $16.5 billion, respectively.

Money Market Fee Waivers.  The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). During the three months ended March 31, 2021, these waivers resulted in a reduction of management fees of approximately $70 million, which was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. There were no Yield Support waivers for the three months ended March 31, 2020. The Company may increase or decrease the level of Yield Support waivers in future periods.

3. Acquisition

On February 1, 2021, the Company acquired 100% of the equity interests of Aperio Group, LLC (the “Aperio Transaction” or “Aperio”), a pioneer in customizing tax-optimized index equity separately managed accounts (“SMAs”) for approximately $1.1 billion in cash, using existing cash resources. The acquisition of Aperio increased BlackRock’s SMA assets under management and expanded the breadth of the Company’s capabilities via tax-managed strategies across factors, broad market indexing, and investor Environmental, Social, and Governance preferences across all asset classes.

The purchase price for the Aperio Transaction was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from the transaction. The amount of goodwill expected to be deductible for tax purposes is approximately $0.5 billion. A summary of the fair values of the assets acquired and liabilities assumed in this acquisition is as follows(1):

Initial
Estimate of
(in millions)	Fair Value
Accounts receivable	$16
Finite-lived intangible assets:
Customer relationships(2)	270
Other	17
Goodwill	799
Deferred income tax liabilities	(28)
Other liabilities assumed	(12)
Total consideration, net of cash acquired	$1,062

Summary of consideration, net of cash acquired:
Cash paid	$1,066
Cash acquired	(4)
Total consideration, net of cash acquired	$1,062

(1)	At this time, the Company does not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with the transaction.
(2)

The fair value was determined based on the excess earnings method (a Level 3 input), has a weighted-average estimated useful life of approximately 10 years and is amortized using the accelerated amortization method.

Finite-lived intangible assets are amortized over their estimated useful lives, which range from three to 10 years.  Amortization expense related to the finite-lived intangible assets was $7 million for the three months ended March 31, 2021. The finite-lived intangible assets had a weighted-average remaining useful life of approximately 10 years with remaining amortization expense as follows:

(in millions)
Year	Amount
2021 (excluding the three months ended March 31, 2021)	$30
2022	40
2023	38
2024	32
2025	29
Thereafter	111
Total	$280

The financial results of Aperio have been included in BlackRock’s condensed consolidated financial statements from the closing of the Aperio Transaction. For the three months ended March 31, 2021, Aperio contributed $13 million of revenue and did not have a material impact to net income attributable to BlackRock, Inc. Consequently, the Company has not presented pro forma combined results of operations for this acquisition.

4. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	March 31,	December 31,
	2021	2020
(in millions)
Cash and cash equivalents	$6,267	$8,664
Restricted cash included in other assets(1)	93	17
Total cash, cash equivalents and restricted cash	$6,360	$8,681

(1)	Amount as of March 31, 2021, primarily includes cash, which is restricted by a certain regulatory authority. The duration of this restriction is currently unknown.

5. Investments

A summary of the carrying value of total investments is as follows:

	March 31,	December 31,
(in millions)	2021	2020
Debt securities:
Held-to-maturity investments	$308	$310
Trading securities	1,496	1,964
Total debt securities	1,804	2,274
Equity securities at FVTNI(1)	2,679	2,317
Equity method investments(2)	1,223	1,081
Bank loans	258	248
Federal Reserve Bank stock(3)	95	94
Carried interest(4)	805	627
Other investments(5)	281	278
Total investments	$7,145	$6,919

(1)	Fair value recorded through net income (“FVTNI”).
(2)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(3)	At both March 31, 2021 and December 31, 2020, there were no indicators of impairment of Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale.
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

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $308 million and $310 million at March 31, 2021 and December 31, 2020, respectively. Held-to-maturity investments included certain investments in CLOs and foreign government debt held primarily for regulatory purposes. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At March 31, 2021, $11 million of these investments mature between one to five years, $135 million of these investments mature between five to 10 years and $162 million of these investments mature after 10 years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	March 31, 2021		December 31, 2020
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,121	$1,132	$1,591	$1,641
Government debt	259	259	203	210
Asset/mortgage-backed debt	119	105	132	113
Total trading debt securities	$1,499	$1,496	$1,926	$1,964
Equity securities at FVTNI:
Equity securities/mutual funds	$2,383	$2,679	$2,055	$2,317
Total equity securities at FVTNI	$2,383	$2,679	$2,055	$2,317

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

The following table presents the balances related to these consolidated sponsored investment products accounted for as VIEs and VREs that were recorded on the consolidated statements of financial condition, including BlackRock’s net interest in these products:

	March 31, 2021			December 31, 2020
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents	$186	$56	$242	$155	$51	$206
Investments:
Trading debt securities	1,329	129	1,458	1,618	310	1,928
Equity securities at FVTNI	2,022	388	2,410	1,592	413	2,005
Bank loans	258	—	258	248	—	248
Other investments	196	—	196	191	—	191
Carried interest	778	—	778	604	—	604
Total investments	4,583	517	5,100	4,253	723	4,976
Other assets	95	13	108	90	9	99
Other liabilities(1)	(1,179)	(37)	(1,216)	(952)	(70)	(1,022)
Noncontrolling interests	(2,372)	(88)	(2,460)	(2,193)	(180)	(2,373)
BlackRock's net interests in consolidated investment products	$1,313	$461	$1,774	$1,353	$533	$1,886

(1)	At both March 31, 2021 and December 31, 2020, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

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

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended
	March 31,
(in millions)	2021	2020

Nonoperating net gain (loss) on consolidated VIEs	$83	$(309)

Net income (loss) attributable to NCI on consolidated VIEs	$55	$(158)

7. Variable Interest Entities

Nonconsolidated VIEs.    At March 31, 2021 and December 31, 2020, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

(in millions)		Advisory Fee	Other Net Assets	Maximum
At March 31, 2021	Investments	Receivables	(Liabilities)	Risk of Loss(1)
Sponsored investment products	$612	$96	$(12)	$725
At December 31, 2020
Sponsored investment products	$662	$71	$(13)	$750

(1)	At both March 31, 2021 and December 31, 2020, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $16 billion at both March 31, 2021 and December 31, 2020.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

March 31, 2021 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	March 31, 2021
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$308	$308
Trading securities	—	1,482	14	—	—	1,496
Total debt securities	—	1,482	14	—	308	1,804
Equity securities at FVTNI:
Equity securities/mutual funds	2,679	—	—	—	—	2,679
Equity method:
Equity and fixed income mutual funds	337	—	—	—	—	337
Hedge funds/funds of hedge funds	—	—	—	327	—	327
Private equity funds	—	—	—	355	—	355
Real assets funds	—	—	—	204	—	204
Total equity method	337	—	—	886	—	1,223
Bank loans	—	23	235	—	—	258
Federal Reserve Bank Stock	—	—	—	—	95	95
Carried interest	—	—	—	—	805	805
Other investments(3)	—	—	9	96	176	281
Total investments	3,016	1,505	258	982	1,384	7,145
Other assets(4)	178	—	—	—	—	178
Separate account assets	71,368	30,095	—	—	952	102,415
Separate account collateral held under securities lending agreements:
Equity securities	12,025	—	—	—	—	12,025
Debt securities	—	3,686	—	—	—	3,686
Total separate account collateral held under securities lending agreements	12,025	3,686	—	—	—	15,711
Total	$86,587	$35,286	$258	$982	$2,336	$125,449
Liabilities:
Separate account collateral liabilities under securities lending agreements	$12,025	$3,686	$—	$—	$—	$15,711
Other liabilities(5)	—	35	280	—	—	315
Total	$12,025	$3,721	$280	$—	$—	$16,026

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent), as a practical expedient.
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

(3)	Level 3 amount primarily includes direct investments in private equity companies held by consolidated private equity funds.
(4)	Level 1 amount includes a minority investment in a publicly traded company.
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

Assets and liabilities measured at fair value on a recurring basis

December 31, 2020 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2020
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$310	$310
Trading securities	—	1,953	11	—	—	1,964
Total debt securities	—	1,953	11	—	310	2,274
Equity securities at FVTNI:
Equity securities/mutual funds	2,317	—	—	—	—	2,317
Equity method:
Equity and fixed income mutual funds	235	—	—	—	—	235
Hedge funds/funds of hedge funds	—	—	—	313	—	313
Private equity funds	—	—	—	315	—	315
Real assets funds	—	—	—	218	—	218
Total equity method	235	—	—	846	—	1,081
Bank loans	—	16	232	—	—	248
Federal Reserve Bank Stock	—	—	—	—	94	94
Carried interest	—	—	—	—	627	627
Other investments(3)	—	—	9	94	175	278
Total investments	2,552	1,969	252	940	1,206	6,919
Other assets(4)	205	13	—	—	—	218
Separate account assets	71,392	32,404	—	—	867	104,663
Separate account collateral held under securities lending agreements:
Equity securities	13,126	—	—	—	—	13,126
Debt securities	—	3,381	—	—	—	3,381
Total separate account collateral held under securities lending agreements	13,126	3,381	—	—	—	16,507
Total	$87,275	$37,767	$252	$940	$2,073	$128,307
Liabilities:
Separate account collateral liabilities under securities lending agreements	$13,126	$3,381	$—	$—	$—	$16,507
Other liabilities(5)	—	68	272	—	—	340
Total	$13,126	$3,449	$272	$—	$—	$16,847

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

(3)	Level 3 amount primarily includes direct investments in private equity companies held by consolidated private equity funds.
(4)	Level 1 amount includes a minority investment in a publicly traded company.
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

Level 3 investments of $258 million and $252 million at March 31, 2021 and December 31, 2020, respectively, primarily included bank loans of a consolidated CLO.

Level 3 Liabilities. Level 3 liabilities primarily include borrowings of a consolidated CLO, which were valued based on the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO, and contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2021

(in millions)	December 31, 2020	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2021	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$11	$—	$5	$—	$—	$—	$(2)	$14	$—
Total debt securities	11	—	5	—	—	—	(2)	14	—
Private equity	9	—	—	—	—	—	—	9	—
Bank loans	232	—	9	—	—	4	(10)	235	—
Total investments	$252	$—	$14	$—	$—	$4	$(12)	$258	$—
Liabilities:
Other liabilities	$272	$(3)	$—	$—	$5	$—	$—	$280	$(3)
Total Level 3 liabilities	$272	$(3)	$—	$—	$5	$—	$—	$280	$(3)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payment related to a prior acquisition.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2020

(in millions)	December 31, 2019	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2020	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$8	$—	$1	$—	$—	$—	$—	$9	$—
Total debt securities	8	—	1	—	—	—	—	9	—
Private equity	9	—	8	(1)	—	—	—	16	—
Bank loans	177	(14)	18	—	—	—	—	181	(14)
Total investments	$194	$(14)	$27	$(1)	$—	$—	$—	$206	$(14)
Liabilities:
Other liabilities	$388	$(11)	$—	$—	$22	$—	$—	$421	$(11)
Total Level 3 liabilities	$388	$(11)	$—	$—	$22	$—	$—	$421	$(11)

(1)	Amount includes proceeds from borrowings of a consolidated CLO.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At March 31, 2021 and December 31, 2020, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	March 31, 2021		December 31, 2020
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$6,267	$6,267	$8,664	$8,664	Level 1	(2) (3)
Other assets	$103	$103	$69	$69	Level 1	(4)

Financial Liabilities:
Long-term borrowings	$7,232	$7,553	$7,264	$7,883	Level 2	(5)

(1)	See Note 5, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At March 31, 2021 and December 31, 2020, approximately $996 million and $1,249 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)

Other assets include restricted cash and cash collateral deposited with certain derivative counterparties. The carrying values of these assets approximate fair value due to their short-term maturities.

(5)

Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices at the end of March 2021 and December 2020, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

March 31, 2021
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$327	$123	Daily/Monthly (27%) Quarterly (15%) N/R (58%)	1 – 90 days
Private equity funds	(b)	355	364	N/R	N/R
Real assets funds	(c)	204	199	Quarterly (21%) N/R (79%)	60 days
Consolidated sponsored investment products:
Private equity funds of funds	(d)	19	7	N/R	N/R
Real assets funds	(c)	77	87	N/R	N/R
Total		$982	$780

December 31, 2020
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$313	$101	Daily/Monthly (21%) Quarterly (21%) N/R (58%)	1 – 90 days
Private equity funds	(b)	315	372	N/R	N/R
Real assets funds	(c)	218	205	Quarterly (31%) N/R (69%)	60 days
Consolidated sponsored investment products:
Private equity funds of funds	(d)	19	7	N/R	N/R
Real assets funds	(c)	75	94	N/R	N/R
Total		$940	$779

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both March 31, 2021 and December 31, 2020.

(b)

This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both March 31, 2021 and December 31, 2020.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both March 31, 2021 and December 31, 2020. The total remaining unfunded commitments to real assets funds were $286 million and $299 million at March 31, 2021 and December 31, 2020, respectively. The Company’s portion of the total remaining unfunded commitments was $257 million and $267 million at March 31, 2021 and December 31, 2020, respectively.

(d)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption or are not currently redeemable; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. The liquidation period for the underlying assets of these funds is unknown at both March 31, 2021 and December 31, 2020. The total remaining unfunded commitments to other third-party funds was $7 million at both March 31, 2021 and December 31, 2020. The Company had contractual obligations to the consolidated funds of $17 million at both March 31, 2021 and December 31, 2020.

Fair Value Option.

At March 31, 2021 and December 31, 2020, the Company elected the fair value option for certain investments in CLOs of approximately $40 million and $35 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(in millions)	2021	2020
CLO Bank loans:
Aggregate principal amounts outstanding	$257	$250
Fair value	258	248
Aggregate unpaid principal balance in excess of (less than) fair value	$(1)	$2

CLO Borrowings:
Aggregate principal amounts outstanding	$254	$244
Fair value	$259	$246

At March 31, 2021, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the three months ended March 31, 2021 and 2020, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At March 31, 2021 and December 31, 2020, the Company had outstanding total return swaps with aggregate notional values of approximately $778 million and $833 million, respectively.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At March 31, 2021 and December 31, 2020, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $1.9 billion and $2.8 billion, respectively, and with expiration dates in April 2021 and January 2021, respectively.

At both March 31, 2021 and December 31, 2020, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at March 31, 2021 and December 31, 2020:

(in millions)	Assets			Liabilities
Derivative instruments	Statement of Financial Condition Classification	March 31, 2021	December 31, 2020	Statement of Financial Condition Classification	March 31, 2021	December 31, 2020
Total return swaps	Other assets	$7	$—	Other liabilities	$9	$50
Forward foreign currency exchange contracts	Other assets	1	13	Other liabilities	14	5
Total		$8	$13		$23	$55

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended
		March 31,
(in millions)		2021	2020
Derivative Instruments	Statement of Income Classification	Gains (Losses)
Total return swaps	Nonoperating income (expense)	$(34)	$142
Forward foreign currency exchange contracts	General and administration expense	7	(88)
Total gain (loss) from derivative instruments		$(27)	$54

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The changes in fair value of such derivatives, which are recorded in nonoperating income (expense), were not material for the three months ended March 31, 2021 and 2020.

See Note 15, Borrowings, in the 2020 Form 10-K for more information on the Company’s net investment hedge.

10. Goodwill

Goodwill activity during the three months ended March 31, 2021 was as follows:

(in millions)
December 31, 2020	$14,551
Acquisition(1)	799
Other(2)	(2)
March 31, 2021	$15,348

(1)

The increase in goodwill during the three months ended March 31, 2021 resulted from the Aperio Transaction, which closed on February 1, 2021. See Note 3, Acquisition, for information on the Aperio Transaction.

(2)

Amount resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $66 million and $74 million at March 31, 2021 and December 31, 2020, respectively.

11. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2020	$17,578	$685	$18,263
Acquisition(1)	—	287	287
Amortization expense	—	(34)	(34)
March 31, 2021	$17,578	$938	$18,516

(1)

In connection with the Aperio Transaction, which closed on February 1, 2021, the Company acquired $270 million of finite-lived customer relationships, $9 million of a finite-lived trade name and $8 million of finite-lived technology-related intangible assets, with weighted-average estimated lives of approximately 10 years, five years and three years, respectively. See Note 3, Acquisition, for information on the Aperio Transaction.

12. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statement of income:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Lease cost:
Operating lease cost(1)	$39	$37
Variable lease cost(2)	10	9
Total lease cost	$49	$46

(1)	Amounts include short-term leases, which are immaterial for the three months ended March 31, 2021 and 2020.
(2)

Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of right-of-use (“ROU”) assets and operating lease liabilities.

The following table presents operating leases included on the condensed consolidated statement of financial condition:

	Statement of
	Financial Condition	March 31,	December 31,
(in millions)	Classification	2021	2020
Statement of Financial Condition information:
Operating lease ROU assets	Other assets	$629	$649
Operating lease liabilities	Other liabilities	$732	$755

Supplemental information related to operating leases is summarized below:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$40	$38

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$13	$47

	March 31,		December 31,
	2021		2020
Lease term and discount rate:
Weighted-average remaining lease term	8	years	8	years
Weighted-average discount rate	3%		3%

13. Other Assets

iCapital

On March 10, 2020, in connection with a recapitalization of iCapital Network, Inc. (“iCapital”), BlackRock received additional stock in exchange for certain securities it held, which resulted in a nonoperating pre-tax gain of approximately $240 million in the condensed consolidated statement of income for the three months ended March 31, 2020. Following this transaction, the Company accounts for its interest in iCapital as an equity method investment, which is included in other assets on the condensed consolidated statements of financial condition. At March 31, 2021 and December 31, 2020, the carrying value of the Company’s interest in iCapital was approximately $294 million and $296 million, respectively.

14. Borrowings

Short-Term Borrowings

2021 Revolving Credit Facility.  In March 2021, the Company’s credit facility was amended to increase the aggregate commitment amount to $4.4 billion and to extend the maturity date to March 2026 (the “2021 credit facility”). In addition, the amendment incorporated certain sustainability-linked pricing metrics into the agreement. Specifically, the Company’s applicable interest rate and commitment fee are subject to upward or downward adjustments on an annual basis if the Company achieves, or fails to achieve, certain specified targets. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate, or an applicable replacement benchmark, plus a spread. The 2021 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2021 credit facility to an aggregate principal amount not to exceed $5.4 billion. The 2021 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2021. The 2021 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At March 31, 2021, the Company had no amount outstanding under the 2021 credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2021 credit facility. At March 31, 2021, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at March 31, 2021 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
4.25% Notes due 2021	$750	$—	$750	$754
3.375% Notes due 2022	750	—	750	777
3.50% Notes due 2024	1,000	(3)	997	1,092
1.25% Notes due 2025	822	(3)	819	869
3.20% Notes due 2027	700	(5)	695	766
3.25% Notes due 2029	1,000	(11)	989	1,081
2.40% Notes due 2030	1,000	(7)	993	1,008
1.90% Notes due 2031	1,250	(11)	1,239	1,206
Total Long-term Borrowings	$7,272	$(40)	$7,232	$7,553

See Note 15, Borrowings, in the 2020 Form 10-K for more information regarding the Company’s borrowings.

15. Commitments and Contingencies

Investment Commitments.   At March 31, 2021, the Company had $841 million of various capital commitments to fund sponsored investment products, including consolidated sponsored investment products. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments Related to Business Acquisitions.  In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue from acquired contracts. The fair value of the remaining aggregate contingent payments at March 31, 2021 totaled $21 million and is included in other liabilities on the condensed consolidated statements of financial condition.

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

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed unaffiliated peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain CTFs managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that the plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to the plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, and on June 3, 2019, the plaintiffs filed a motion seeking to certify both the Plan and the CTF classes. On September 3, 2019, the court granted BlackRock’s motion to dismiss part of the plaintiffs’ claim seeking to recover alleged losses in the securities lending vehicles but denied the motion to dismiss in all other respects. On February 11, 2020, the court denied the plaintiffs’ motion to certify the CTF class and granted their motion to certify the Plan class. On April 27, 2020, the Ninth Circuit denied the plaintiffs’ request to immediately appeal the class certification ruling. On September 24, 2020, the parties cross-moved for summary judgment, both of which were denied on January 12, 2021. On February 5, 2021, the parties reached a settlement in principle for $9.65 million which, if approved by the court, will resolve the lawsuit. On March 23, 2021, the plaintiffs filed a motion for preliminary approval of the settlement, which remains pending.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of March 31, 2021 and subject to this type of indemnification was $292 billion. In the Company’s capacity as lending agent, cash and securities totaling $312 billion were held as collateral for indemnified securities on loan at March 31, 2021. The fair value of these indemnifications was not material at March 31, 2021.

16. Revenue

The table below presents detail of revenue for the three months ended March 31, 2021 and 2020 and includes the product mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$576	$398
ETFs	1,068	879
Non-ETF Index	176	163
Equity subtotal	1,820	1,440
Fixed income:
Active	525	481
ETFs	295	259
Non-ETF Index	113	112
Fixed income subtotal	933	852
Multi-asset	328	293
Alternatives:
Illiquid alternatives	168	148
Liquid alternatives	147	112
Currency and commodities(1)	53	32
Alternatives subtotal	368	292
Long-term	3,449	2,877
Cash management	143	178
Total investment advisory, administration fees and securities lending revenue	3,592	3,055
Investment advisory performance fees:
Equity	26	2
Fixed income	14	2
Multi-asset	8	1
Alternatives:
Illiquid alternatives	7	17
Liquid alternatives	74	19
Alternatives subtotal	81	36
Total performance fees	129	41
Technology services revenue	306	274
Distribution fees:
Retrocessions	238	169
12b-1 fees (US mutual fund distribution fees)	85	91
Other	17	16
Total distribution fees	340	276
Advisory and other revenue:
Advisory	15	17
Other	16	47
Total advisory and other revenue	31	64
Total revenue	$4,398	$3,710

_____________________________________________________________

(1)      Amounts include commodity ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended
	March 31,
(in millions)	2021	2020
By client type:
Retail	$1,125	$872
ETFs	1,417	1,170
Institutional:
Active	650	574
Index	257	261
Total institutional	907	835
Long-term	3,449	2,877
Cash management	143	178
Total	$3,592	$3,055

By investment style:
Active	$1,739	$1,427
Index and ETFs	1,710	1,450
Long-term	3,449	2,877
Cash management	143	178
Total	$3,592	$3,055

Investment advisory and administration fees – remaining performance obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2021 and 2020:

March 31, 2021

	Remainder of
(in millions)	2021	2022	2023	2024	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$118	$154	$122	$75	$47	$516

March 31, 2020

	Remainder of
(in millions)	2020	2021	2022	2023	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$86	$103	$87	$74	$48	$398

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at March 31, 2021 and 2020. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Beginning balance	$584	$483
Net increase (decrease) in unrealized allocations	166	62
Performance fee revenue recognized	(2)	(10)
Ending balance	$748	$535

Technology services revenue – remaining performance obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2021 and 2020:

March 31, 2021

	Remainder of
(in millions)	2021	2022	2023	2024	Thereafter	Total
Technology services revenue(1)(2)	$90	$64	$37	$17	$11	$219

March 31, 2020

	Remainder of
(in millions)	2020	2021	2022	2023	Thereafter	Total
Technology services revenue(1)(2)	$103	$61	$38	$16	$9	$227

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of March 31, 2021, the estimated fixed minimum fees for the remainder of the year approximated $550 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three months ended March 31, 2021 and 2020, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Beginning balance	$123	$116
Additions(1)	18	30
Revenue recognized that was included in the beginning balance	(30)	(32)
Ending balance	$111	$114

(1)	Amounts are net of revenue recognized.

17. Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the three months ended March 31, 2021 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2020	2,139,930	$489.81
Granted	778,142	$739.10
Converted	(698,057)	$508.18
Forfeited	(14,368)	$546.89
March 31, 2021	2,205,647	$571.57

In January 2021, the Company granted 470,253 RSUs or shares of restricted stock to employees as part of 2020 annual incentive compensation that vest ratably over three years from the date of grant and 247,621 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2024. The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during the three months ended March 31, 2021 was $575 million.

At March 31, 2021, the intrinsic value of outstanding RSUs was $1.7 billion, reflecting a closing stock price of $753.96.

At March 31, 2021, total unrecognized stock-based compensation expense related to unvested RSUs was $836 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.7 years.

Performance-Based RSUs.

Performance-based RSU activity for the three months ended March 31, 2021 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2020	700,217	$494.51
Granted	162,029	$739.22
Additional shares granted due to attainment of performance measures	4,545	$566.44
Converted	(193,872)	$566.44
March 31, 2021	672,919	$533.19

In January 2021, the Company granted 162,029 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2024. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2021, the Company granted 4,545 additional RSUs to certain employees based on the attainment of Company performance measures during the performance period.

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the three months ended March 31, 2021 was $122 million.

At March 31, 2021, the intrinsic value of outstanding performance-based RSUs was $507 million, reflecting a closing stock price of $753.96.

At March 31, 2021, total unrecognized stock-based compensation expense related to unvested performance-based awards was $244 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.7 years.

See Note 18, Stock-Based Compensation, in the 2020 Form 10-K for more information on performance-based RSUs.

Performance-based Stock Options.

Stock options outstanding at both March 31, 2021 and December 31, 2020 were 1,915,792 with a weighted-average exercise price of $513.50.

Vesting of the performance-based stock options is contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. If both hurdles are achieved, the award will vest in three equal installments at the end of 2022, 2023 and 2024, respectively. The stock price hurdle was achieved in December of 2020.

At March 31, 2021, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $72 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.7 years. At March 31, 2021, the weighted-average remaining life of the awards is approximately 5.7 years.

See Note 18, Stock-Based Compensation, in the 2020 Form 10-K for more information on performance-based stock options.

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

At March 31, 2021, the Company was required to maintain approximately $2.3 billion in net capital in certain regulated subsidiaries, including BTC (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

19. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Beginning balance	$(337)	$(571)
Foreign currency translation adjustments(1)	(74)	(239)
Ending balance	$(411)	$(810)

(1)

Amounts for the three months ended March 31, 2021 and 2020 include gains from a net investment hedge of $26 million (net of tax expense of $8 million) and $13 million (net of tax expense of $4 million), respectively.

20. Capital Stock

Share Repurchases.  During the three months ended March 31, 2021, the Company repurchased 0.4 million common shares under the Company’s existing share repurchase program for approximately $300 million. At March 31, 2021, there were 4.6 million shares still authorized to be repurchased under the program.

21. Income Taxes

The three months ended March 31, 2021 and 2020 income tax expense (benefit) reflected $39 million and $64 million, respectively, of discrete tax benefits, including benefits related to stock-based compensation awards that vest in the first quarter of each year.

The three months ended March 31, 2020 income tax expense included discrete tax benefit of $241 million recognized in connection with the charitable contribution of BlackRock’s remaining 20% stake in PennyMac Financial Services, Inc. (the “Charitable Contribution”).

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2021 and 2020 under the treasury stock method:

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2021	2020
Net income attributable to BlackRock, Inc.	$1,199	$806
Basic weighted-average shares outstanding	152,567,453	155,243,279
Dilutive effect of:
Nonparticipating RSUs	1,284,020	1,173,447
Stock options	450,339	—
Total diluted weighted-average shares outstanding	154,301,812	156,416,726
Basic earnings per share	$7.86	$5.19
Diluted earnings per share	$7.77	$5.15

The amount of anti-dilutive RSUs was immaterial for the three months ended March 31, 2021. For the three months ended March 31, 2020, 603,639 RSUs were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. Certain performance-based RSUs were excluded from the diluted EPS calculation because the designated contingency was not met for the three months ended March 31, 2021 and 2020, respectively. In addition, performance-based stock options were excluded from the diluted EPS calculation for the three months ended March 31, 2020 because the designated contingency was not met.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three months ended March 31, 2021 and 2020 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended
(in millions)	March 31,
Revenue	2021	2020
Americas	$2,810	$2,480
Europe	1,387	1,067
Asia-Pacific	201	163
Total revenue	$4,398	$3,710

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at March 31, 2021 and December 31, 2020 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	March 31,	December 31,
Long-lived Assets	2021	2020
Americas	$14,572	$13,784
Europe	1,353	1,360
Asia-Pacific	94	88
Total long-lived assets	$16,019	$15,232

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $9.01 trillion of AUM at March 31, 2021. With approximately 16,700 employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment management and technology services to institutional and retail clients worldwide.

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, ETFs, separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, eFront, Cachematrix and FutureAdvisor, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

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

COVID-19 Impact

The COVID-19 pandemic continues to result in governmental authorities taking measures to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity in certain jurisdictions, including closures. These measures may continue to, among other things, severely restrict global economic activity, which can disrupt supply chains, lower asset valuations, significantly increase unemployment and underemployment levels, decrease liquidity in markets for certain securities and cause significant volatility and disruption in the financial markets.

Towards the end of the first quarter of 2020 the pandemic began to impact BlackRock’s business. While global markets have significantly recovered since then, the effects of the pandemic are ongoing, and such impact may continue in future quarters if conditions persist or worsen. BlackRock is actively monitoring COVID-19 developments and their potential impact on the Company’s employees, business and operations, particularly in jurisdictions where BlackRock has significant employee populations and/or business activity.

The aggregate extent to which COVID-19, and the related impact on the global economy, affect BlackRock’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, the shifting epicenter, and emergence of new variants, of the COVID-19 virus, the continuing prevalence of severe, unconstrained and/or escalating rates of infection in certain countries and regions, the availability, adoption and the efficacy of treatments and vaccines, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on BlackRock’s products, clients, vendors and employees. See Part II, Item 1A - Risk Factors, of this filing for further information on the possible future impact of the COVID-19 pandemic on BlackRock’s business, results of operations and financial condition.

United Kingdom Exit from European Union

On December 31, 2020, the United Kingdom (“UK”) and the European Union (“EU”) reverted to being distinct regulatory, legal and customs territories. The UK and the EU concluded a free trade agreement, known as the “EU-UK Trade and Cooperation Agreement”. The agreement does not include any substantive provisions governing cross-border trade in financial services between the UK and the EU. The UK and the EU have also concluded a memorandum of understanding governing aspects of the relationship between the jurisdictions' regulators with respect to financial services, but this has not yet been ratified or published. As a result, since January 1, 2021, cross-border financial services trade between the UK and the EU has been governed by their respective financial services regulations and market access regimes. BlackRock has implemented a number of steps to prepare for this outcome. These steps, which are and have been time consuming and costly and may add complexity to BlackRock’s future European operations, include effecting organizational, governance and operational changes, applying for and receiving additional licenses and permissions in the EU, and engaging in client communications. In addition, depending on how the future relationship between the UK and the EU develops, BlackRock may experience further organizational and operational challenges and incur additional costs in connection with its European operations, particularly with regard to delegation and outsourcing, which may impede the Company’s growth or impact its financial performance.

Acquisition

On February 1, 2021, the Company acquired 100% of the equity interests of Aperio Group, LLC (the “Aperio Transaction” or “Aperio”), a pioneer in customizing tax-optimized index equity separately managed accounts (“SMAs”) for approximately $1.1 billion in cash, using existing cash resources. The acquisition of Aperio increased BlackRock’s SMA assets under management and expanded the breadth of the Company’s capabilities via tax-managed strategies across factors, broad market indexing, and investor Environmental, Social, and Governance preferences across all asset classes.

EXECUTIVE SUMMARY

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2021	2020
GAAP basis:
Total revenue	$4,398	$3,710
Total expense	2,853	3,026
Operating income	$1,545	$684
Operating margin	35.1%	18.4%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(28)	108
Income tax benefit (expense)	(318)	14
Net income attributable to BlackRock	$1,199	$806
Diluted earnings per common share	$7.77	$5.15
Effective tax rate	20.9%	(1.7)%
As adjusted(1):
Operating income	$1,545	$1,273
Operating margin	44.4%	41.7%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$(28)	$(14)
Net income attributable to BlackRock	$1,199	$1,032
Diluted earnings per common share	$7.77	$6.60
Effective tax rate	20.9%	18.0%
Other:
AUM (end of period)	$9,007,411	$6,466,668
Diluted weighted-average common shares outstanding(2)	154,301,812	156,416,726
Shares outstanding (end of period)	152,635,930	155,085,806
Book value per share(3)	$231.79	$212.87
Cash dividends declared and paid per share	$4.13	$3.63

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)

Nonvoting participating preferred shares are considered to be common stock equivalents for purposes of determining basic and diluted earnings per share calculations. As of March 31, 2021, there were no shares of preferred stock outstanding.

(3)	Total BlackRock stockholders’ equity divided by total shares outstanding at March 31 of the respective period-end.

THREE MONTHS ENDED MARCH 31, 2021 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2020

GAAP.   Operating income of $1,545 million increased $861 million and operating margin of 35.1% increased 1,670 bps from the first quarter of 2020. Increases in operating income and operating margin reflected the impact of $589 million related to the previously reported charitable contribution of BlackRock’s remaining 20% stake in PennyMac Financial Services, Inc. (the “Charitable Contribution”) in the first quarter of 2020. Operating income and operating margin also reflected higher investment advisory and administration fees, performance fees and technology services revenue, partially offset by higher employee compensation and benefits expense and higher product launch costs in 2021, including the impact of $178 million associated with the March 2021 close of the $4.9 billion BlackRock Innovation and Growth Trust.

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) decreased $136 million from the first quarter of 2020, reflecting the impact of a pre-tax gain of approximately $240 million in connection with a recapitalization of iCapital Network, Inc. (“iCapital”) and $122 million pre-tax gain related to the Charitable Contribution in the first quarter of 2020. Nonoperating income (expense) less net income (loss) attributable to NCI also included higher mark-to-market gains on the Company’s co-investment portfolio, largely offset by the revaluation of certain minority investments in the first quarter of 2021.

First quarter 2021 and 2020 income tax expense (benefit) reflected $39 million and $64 million, respectively, of discrete tax benefits, including benefits related to stock-based compensation awards that vest in the first quarter of each year. Income tax benefit for the first quarter of 2020 included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $2.62, or 51%, from the first quarter of 2020, reflecting the impact of the Charitable Contribution incurred in the first quarter of 2020. The increase in earnings per diluted common share also included higher revenue and a lower diluted share count, partially offset by higher product launch costs, lower nonoperating income, and a higher effective tax rate in the current quarter.

As Adjusted.  Operating income of $1,545 million increased $272 million and operating margin of 44.4% increased 270 bps from the first quarter of 2020. Earnings per diluted common share increased $1.17, or 18%, from the first quarter of 2020, primarily due to higher operating income and a lower diluted share count, partially offset by lower nonoperating income and a higher effective tax rate in the current quarter. The financial impact related to the Charitable Contribution has been excluded from as adjusted results for the first quarter of 2020.

See Non-GAAP Financial Measures for further information on as adjusted items and the reconciliation to accounting principles generally accepted in the United States (“GAAP”).

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

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating income, GAAP basis	$1,545	$684
Non-GAAP expense adjustment:
Charitable Contribution	—	589
Operating income, as adjusted	1,545	1,273
Product launch costs and commissions	185	87
Operating income used for operating margin measurement	$1,730	$1,360
Revenue, GAAP basis	$4,398	$3,710
Non-GAAP adjustments:
Distribution fees	(340)	(276)
Investment advisory fees	(165)	(169)
Revenue used for operating margin measurement	$3,893	$3,265
Operating margin, GAAP basis	35.1%	18.4%
Operating margin, as adjusted	44.4%	41.7%

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

•

Operating income, as adjusted, included a non-GAAP expense adjustment during the three months ended March 31, 2020. The Charitable Contribution expense of $589 million has been excluded from operating income, as adjusted, due to its nonrecurring nature.

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

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Nonoperating income (expense), GAAP basis	$46	$(71)
Less: Net income (loss) attributable to NCI	74	(179)
Nonoperating income (expense), net of NCI	(28)	108
Less: Gain related to the Charitable Contribution	—	122
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$(28)	$(14)

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to its results and provides comparability of this information among reporting periods. Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure, for both management and investors, of BlackRock’s nonoperating results, which ultimately impact BlackRock’s book value. During the three months ended March 31, 2020, the noncash, nonoperating pre-tax gain of $122 million related to the Charitable Contribution has been excluded from nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, due to its nonrecurring nature.

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended
	March 31,
(in millions, except per share data)	2021	2020
Net income attributable to BlackRock, Inc., GAAP basis	$1,199	$806
Non-GAAP adjustment:
Charitable Contribution, net of tax	—	226
Net income attributable to BlackRock, Inc., as adjusted	$1,199	$1,032
Diluted weighted-average common shares outstanding (4)	154.3	156.4
Diluted earnings per common share, GAAP basis (4)	$7.77	$5.15
Diluted earnings per common share, as adjusted (4)	$7.77	$6.60

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

(4) Nonvoting participating preferred stock is considered to be a common stock equivalent for purposes of determining basic and diluted earnings per share calculations. At March 31, 2021, there were no shares of preferred stock outstanding.

ASSETS UNDER MANAGEMENT

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2021	2020	2020	2021	2021
Retail	$934,177	$845,917	$608,824	$36,511	$107,593
ETFs	2,813,524	2,669,007	1,852,190	68,490	239,545
Institutional:
Active	1,524,430	1,524,462	1,230,092	16,533	50,020
Index	3,009,150	2,948,683	2,178,499	11,106	11,491
Institutional subtotal	4,533,580	4,473,145	3,408,591	27,639	61,511
Long-term	8,281,281	7,988,069	5,869,605	132,640	408,649
Cash management	703,916	666,252	594,089	39,190	100,098
Advisory(1)	22,214	22,359	2,974	(187)	18,748
Total	$9,007,411	$8,676,680	$6,466,668	$171,643	$527,495

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2021	2020	2020	2021	2021
Active	$2,297,642	$2,250,887	$1,758,548	$58,954	$155,638
Index and ETFs	5,983,639	5,737,182	4,111,057	73,686	253,011
Long-term	8,281,281	7,988,069	5,869,605	132,640	408,649
Cash management	703,916	666,252	594,089	39,190	100,098
Advisory(1)	22,214	22,359	2,974	(187)	18,748
Total	$9,007,411	$8,676,680	$6,466,668	$171,643	$527,495

AUM and Net Inflows (Outflows) by Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2021	2020	2020	2021	2021
Equity	$4,745,781	$4,419,806	$2,959,662	$49,861	$95,693
Fixed income	2,620,460	2,674,488	2,235,815	60,839	254,173
Multi-asset	677,372	658,733	494,177	13,753	22,576
Alternatives:
Illiquid alternatives	92,207	85,770	75,101	6,225	14,541
Liquid alternatives	76,266	73,218	58,127	2,354	7,339
Currency and commodities(2)	69,195	76,054	46,723	(392)	14,327
Alternatives subtotal	237,668	235,042	179,951	8,187	36,207
Long-term	8,281,281	7,988,069	5,869,605	132,640	408,649
Cash management	703,916	666,252	594,089	39,190	100,098
Advisory(1)	22,214	22,359	2,974	(187)	18,748
Total	$9,007,411	$8,676,680	$6,466,668	$171,643	$527,495

(1)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.1 billion of ETFs AUM held in advisory accounts associated with the Federal Reserve Bank of New York (“FRBNY”) assignment as of March 31, 2021 (disclosed via FRBNY reporting as of April 12, 2021) are included within ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(2)	Amounts include commodity ETFs.

Component Changes in AUM for the Three Months Ended March 31, 2021

The following table presents the component changes in AUM by client type and product type for the three months ended March 31, 2021.

	December 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Retail:
Equity	$338,434	$14,334	$41,324	$14,643	$(1,020)	$407,715	$373,077
Fixed income	340,468	14,797	—	(3,780)	(1,845)	349,640	345,893
Multi-asset	132,624	3,995	—	2,677	(181)	139,115	135,402
Alternatives	34,391	3,385	—	39	(108)	37,707	35,979
Retail subtotal	845,917	36,511	41,324	13,579	(3,154)	934,177	890,351
ETFs:
Equity	1,905,101	66,422	—	111,882	(5,587)	2,077,818	1,974,558
Fixed income	690,033	1,605	—	(20,971)	(2,838)	667,829	680,376
Multi-asset	6,268	567	—	109	14	6,958	6,539
Alternatives	67,605	(104)	—	(6,530)	(52)	60,919	66,169
ETFs subtotal	2,669,007	68,490	—	84,490	(8,463)	2,813,524	2,727,642
Institutional:
Active:
Equity	169,522	467	—	7,088	(996)	176,081	171,927
Fixed income	716,269	2,264	—	(22,394)	(3,665)	692,474	704,175
Multi-asset	511,242	8,483	—	6,646	(4,151)	522,220	514,123
Alternatives	127,429	5,319	—	1,416	(509)	133,655	129,964
Active subtotal	1,524,462	16,533	—	(7,244)	(9,321)	1,524,430	1,520,189
Index:
Equity	2,006,749	(31,362)	—	120,531	(11,751)	2,084,167	2,026,675
Fixed income	927,718	42,173	—	(46,816)	(12,558)	910,517	916,050
Multi-asset	8,599	708	—	(1)	(227)	9,079	8,603
Alternatives	5,617	(413)	—	234	(51)	5,387	5,510
Index subtotal	2,948,683	11,106	—	73,948	(24,587)	3,009,150	2,956,838
Institutional subtotal	4,473,145	27,639	—	66,704	(33,908)	4,533,580	4,477,027
Long-term	7,988,069	132,640	41,324	164,773	(45,525)	8,281,281	8,095,020
Cash management	666,252	39,190	—	(127)	(1,399)	703,916	664,958
Advisory(4)	22,359	(187)	—	35	7	22,214	22,373
Total	$8,676,680	$171,643	$41,324	$164,681	$(46,917)	$9,007,411	$8,782,351

(1)	Amounts include AUM attributable to the Aperio Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.1 billion of ETFs AUM held in advisory accounts associated with the FRBNY assignment as of March 31, 2021 (disclosed via FRBNY reporting as of April 12, 2021) are included within Fixed Income ETFs AUM above. These holdings are excluded from Advisory AUM.

The following table presents the component changes in AUM by investment style and product type for the three months ended March 31, 2021.

	December 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Active:
Equity	$410,189	$21,020	$—	$14,593	$(2,022)	$443,780	$425,842
Fixed income	1,035,015	16,752	—	(25,059)	(5,540)	1,021,168	1,028,651
Multi-asset	643,864	12,478	—	9,323	(4,332)	661,333	649,520
Alternatives	161,819	8,704	—	1,455	(617)	171,361	165,943
Active subtotal	2,250,887	58,954	—	312	(12,511)	2,297,642	2,269,956
Index and ETFs:
ETFs:
Equity	1,905,101	66,422	—	111,882	(5,587)	2,077,818	1,974,558
Fixed income	690,033	1,605	—	(20,971)	(2,838)	667,829	680,376
Multi-asset	6,268	567	—	109	14	6,958	6,539
Alternatives	67,605	(104)	—	(6,530)	(52)	60,919	66,169
ETFs subtotal	2,669,007	68,490	—	84,490	(8,463)	2,813,524	2,727,642
Non-ETF Index:
Equity	2,104,516	(37,581)	41,324	127,669	(11,745)	2,224,183	2,145,837
Fixed income	949,440	42,482	—	(47,931)	(12,528)	931,463	937,467
Multi-asset	8,601	708	—	(1)	(227)	9,081	8,608
Alternatives	5,618	(413)	—	234	(51)	5,388	5,510
Non-ETF Index subtotal	3,068,175	5,196	41,324	79,971	(24,551)	3,170,115	3,097,422
Index & ETFs subtotal	5,737,182	73,686	41,324	164,461	(33,014)	5,983,639	5,825,064
Long-term	7,988,069	132,640	41,324	164,773	(45,525)	8,281,281	8,095,020
Cash management	666,252	39,190	—	(127)	(1,399)	703,916	664,958
Advisory(4)	22,359	(187)	—	35	7	22,214	22,373
Total	$8,676,680	$171,643	$41,324	$164,681	$(46,917)	$9,007,411	$8,782,351

The following table presents the component changes in AUM by product type for the three months ended March 31, 2021.

	December 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Equity	$4,419,806	$49,861	$41,324	$254,144	$(19,354)	$4,745,781	$4,546,237
Fixed income	2,674,488	60,839	—	(93,961)	(20,906)	2,620,460	2,646,494
Multi-asset	658,733	13,753	—	9,431	(4,545)	677,372	664,667
Alternatives:
Illiquid alternatives	85,770	6,225	—	601	(389)	92,207	88,042
Liquid alternatives	73,218	2,354	—	791	(97)	76,266	74,975
Currency and commodities(5)	76,054	(392)	—	(6,233)	(234)	69,195	74,605
Alternatives subtotal	235,042	8,187	—	(4,841)	(720)	237,668	237,622
Long-term	7,988,069	132,640	41,324	164,773	(45,525)	8,281,281	8,095,020
Cash management	666,252	39,190	—	(127)	(1,399)	703,916	664,958
Advisory(4)	22,359	(187)	—	35	7	22,214	22,373
Total	$8,676,680	$171,643	$41,324	$164,681	$(46,917)	$9,007,411	$8,782,351

(1)	Amounts include AUM attributable to the Aperio Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.1 billion of ETFs AUM held in advisory accounts associated with the FRBNY assignment as of March 31, 2021 (disclosed via FRBNY reporting as of April 12, 2021) are included within Fixed Income ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(5)	Amounts include commodity ETFs.

AUM increased $330.7 billion to $9.01 trillion at March 31, 2021, driven by positive net inflows, net market appreciation and AUM acquired in the Aperio Transaction, partially offset by the negative impact of foreign exchange movements.

Long-term net inflows of $132.6 billion included $68.5 billion, $36.5 billion and $27.6 billion of net inflows into ETFs, retail and institutional products, respectively. Net flows in long-term products are described below.

•

ETFs net inflows of $68.5 billion reflected continued growth in core equity and sustainable ETFs and inflows into precision exposures. Net inflows were positive across all asset classes, led by equity net inflows of $66.4 billion. By region, ETFs inflows were diversified with $44.6 billion of net inflows in US-listed ETFs and $19 billion of net inflows in European-listed ETFs.

•

Retail net inflows of $36.5 billion were positive in both the US and internationally, and across all major asset classes. Flows were led by fixed income and equity net inflows of $14.8 billion and $14.3 billion, respectively.

•	Institutional active net inflows of $16.5 billion reflected continued growth in LifePath® target-date funds and alternatives.
•	Institutional index net inflows of $11.1 billion were primarily led by fixed income net inflows of $42.2 billion, partially offset by equity net outflows of $31.4 billion.

Cash management AUM increased to $703.9 billion, driven by net inflows of $39.2 billion.

Net market appreciation of $164.7 billion was primarily driven by global equity market appreciation, partially offset by fixed income market declines.

AUM decreased $46.9 billion due to the negative impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the Euro and the Japanese yen.

Component Changes in AUM for the Twelve Months Ended March 31, 2021

The following table presents the component changes in AUM by client type and product type for the twelve months ended March 31, 2021.

	March 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Retail:
Equity	$204,742	$44,571	$41,324	$110,169	$6,909	$407,715	$296,733
Fixed income	278,057	45,994	—	20,643	4,946	349,640	318,547
Multi-asset	101,032	7,073	—	30,113	897	139,115	121,220
Alternatives	24,993	9,955	—	2,331	428	37,707	31,213
Retail subtotal	608,824	107,593	41,324	163,256	13,180	934,177	767,713
ETFs:
Equity	1,253,690	132,281	—	679,068	12,779	2,077,818	1,658,862
Fixed income	554,009	92,136	—	13,449	8,235	667,829	649,739
Multi-asset	4,499	1,189	—	1,190	80	6,958	5,622
Alternatives	39,992	13,939	—	6,831	157	60,919	60,194
ETFs subtotal	1,852,190	239,545	—	700,538	21,251	2,813,524	2,374,417
Institutional:
Active:
Equity	112,440	1,334	—	58,411	3,896	176,081	149,489
Fixed income	625,345	22,770	—	33,391	10,968	692,474	682,312
Multi-asset	381,416	13,928	—	112,304	14,572	522,220	462,609
Alternatives	110,891	11,988	—	7,556	3,220	133,655	120,861
Active subtotal	1,230,092	50,020	—	211,662	32,656	1,524,430	1,415,271
Index:
Equity	1,388,790	(82,493)	—	741,420	36,450	2,084,167	1,793,919
Fixed income	778,404	93,273	—	(2,241)	41,081	910,517	860,592
Multi-asset	7,230	386	—	1,479	(16)	9,079	8,192
Alternatives	4,075	325	—	879	108	5,387	4,867
Index subtotal	2,178,499	11,491	—	741,537	77,623	3,009,150	2,667,570
Institutional subtotal	3,408,591	61,511	—	953,199	110,279	4,533,580	4,082,841
Long-term	5,869,605	408,649	41,324	1,816,993	144,710	8,281,281	7,224,971
Cash management	594,089	100,098	—	70	9,659	703,916	646,190
Advisory(4)	2,974	18,748	—	431	61	22,214	17,984
Total	$6,466,668	$527,495	$41,324	$1,817,494	$154,430	$9,007,411	$7,889,145

(1)	Amounts include AUM attributable to the Aperio Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.1 billion of ETFs AUM held in advisory accounts associated with the FRBNY assignment as of March 31, 2021 (disclosed via FRBNY reporting as of April 12, 2021) are included within Fixed Income ETFs AUM above. These holdings are excluded from Advisory AUM.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended March 31, 2021.

	March 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Active:
Equity	$252,758	$47,354	$—	$136,792	$6,876	$443,780	$355,594
Fixed income	887,458	65,347	—	53,929	14,434	1,021,168	981,422
Multi-asset	482,450	20,995	—	142,419	15,469	661,333	583,827
Alternatives	135,882	21,942	—	9,889	3,648	171,361	152,073
Active subtotal	1,758,548	155,638	—	343,029	40,427	2,297,642	2,072,916
Index and ETFs:
ETFs:
Equity	1,253,690	132,281	—	679,068	12,779	2,077,818	1,658,862
Fixed income	554,009	92,136	—	13,449	8,235	667,829	649,739
Multi-asset	4,499	1,189	—	1,190	80	6,958	5,622
Alternatives	39,992	13,939	—	6,831	157	60,919	60,194
ETFs subtotal	1,852,190	239,545	—	700,538	21,251	2,813,524	2,374,417
Non-ETF Index:
Equity	1,453,214	(83,942)	41,324	773,208	40,379	2,224,183	1,884,547
Fixed income	794,348	96,690	—	(2,136)	42,561	931,463	880,029
Multi-asset	7,228	392	—	1,477	(16)	9,081	8,194
Alternatives	4,077	326	—	877	108	5,388	4,868
Non-ETF Index subtotal	2,258,867	13,466	41,324	773,426	83,032	3,170,115	2,777,638
Index & ETFs subtotal	4,111,057	253,011	41,324	1,473,964	104,283	5,983,639	5,152,055
Long-term	5,869,605	408,649	41,324	1,816,993	144,710	8,281,281	7,224,971
Cash management	594,089	100,098	—	70	9,659	703,916	646,190
Advisory(4)	2,974	18,748	—	431	61	22,214	17,984
Total	$6,466,668	$527,495	$41,324	$1,817,494	$154,430	$9,007,411	$7,889,145

The following table presents the component changes in AUM by product type for the twelve months ended March 31, 2021.

	March 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Equity	$2,959,662	$95,693	$41,324	$1,589,068	$60,034	$4,745,781	$3,899,003
Fixed income	2,235,815	254,173	—	65,242	65,230	2,620,460	2,511,190
Multi-asset	494,177	22,576	—	145,086	15,533	677,372	597,643
Alternatives:
Illiquid alternatives	75,101	14,541	—	852	1,713	92,207	81,264
Liquid alternatives	58,127	7,339	—	8,830	1,970	76,266	68,042
Currency and commodities(5)	46,723	14,327	—	7,915	230	69,195	67,829
Alternatives subtotal	179,951	36,207	—	17,597	3,913	237,668	217,135
Long-term	5,869,605	408,649	41,324	1,816,993	144,710	8,281,281	7,224,971
Cash management	594,089	100,098	—	70	9,659	703,916	646,190
Advisory(4)	2,974	18,748	—	431	61	22,214	17,984
Total	$6,466,668	$527,495	$41,324	$1,817,494	$154,430	$9,007,411	$7,889,145

(1)	Amounts include AUM attributable to the Aperio Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $4.1 billion of ETFs AUM held in advisory accounts associated with the FRBNY assignment as of March 31, 2021 (disclosed via FRBNY reporting as of April 12, 2021) are included within Fixed Income ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(5)	Amounts include commodity ETFs.

AUM increased $2.54 trillion to $9.01 trillion at March 31, 2021, driven by net market appreciation, positive net inflows, the positive impact of foreign exchange movements and AUM acquired in the Aperio Transaction.

Long-term net inflows of $408.6 billion were comprised of net inflows of $239.5 billion, $107.6 billion and $61.5 billion from ETFs, retail and institutional clients, respectively. Net flows in long-term products are described below.

•

ETFs net inflows of $239.5 billion reflected positive flows across core equity, strategic and precision ETFs, and across asset classes. Equity net inflows of $132.3 billion were driven by both US and international equity market exposures. Fixed income net inflows of $92.1 billion were led by flows into investment grade corporate bonds, high yield, treasuries and core bond ETFs. By region, ETFs inflows were diversified with $149.4 billion of net inflows in US-listed ETFs and $78.5 billion of net inflows in European-listed ETFs.

•

Retail net inflows of $107.6 billion primarily reflected net inflows of $49 billion and $58.6 billion in the US and internationally, respectively. Retail net inflows reflected strength in thematic and global equity funds, global and US core fixed income funds, and alternative funds.

•	Institutional active net inflows of $50 billion primarily reflected continued growth in LifePath target-date funds, active fixed income strategies and illiquid alternatives.
•

Institutional index net inflows of $11.5 billion were primarily driven by fixed income net inflows of $93.3 billion, partially offset by $82.5 billion of net outflows from equity, as clients re-balanced portfolios after significant equity market gains or sought to immunize portfolios though Liability Driven Investment strategies.

Cash management AUM increased to $703.9 billion, driven by net inflows of $100.1 billion.

Net market appreciation of $1.82 trillion was driven primarily by global equity market appreciation.

AUM increased $154.4 billion due to the positive impact of foreign exchange movements, primarily resulting from the weakening of the US dollar, largely against the British pound, the Euro and the Canadian dollar.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three months ended March 31, 2021 and 2020 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

Revenue

The table below presents detail of revenue for the three months ended March 31, 2021 and 2020 and includes the product type mix of investment advisory and administration fees (collectively “base fees”), and securities lending revenue and performance fees.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$576	$398
ETFs	1,068	879
Non-ETF Index	176	163
Equity subtotal	1,820	1,440
Fixed income:
Active	525	481
ETFs	295	259
Non-ETF Index	113	112
Fixed income subtotal	933	852
Multi-asset	328	293
Alternatives:
Illiquid alternatives	168	148
Liquid alternatives	147	112
Currency and commodities(1)	53	32
Alternatives subtotal	368	292
Long-term	3,449	2,877
Cash management	143	178
Total investment advisory, administration fees and securities lending revenue	3,592	3,055
Investment advisory performance fees:
Equity	26	2
Fixed income	14	2
Multi-asset	8	1
Alternatives:
Illiquid alternatives	7	17
Liquid alternatives	74	19
Alternatives subtotal	81	36
Total performance fees	129	41
Technology services revenue	306	274
Distribution fees:
Retrocessions	238	169
12b-1 fees (US mutual fund distribution fees)	85	91
Other	17	16
Total distribution fees	340	276
Advisory and other revenue:
Advisory	15	17
Other	16	47
Total advisory and other revenue	31	64
Total revenue	$4,398	$3,710

(1)	Amounts include commodity ETFs.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended March 31,
	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)
	2021	2020	2021	2020
Equity:
Active	16%	12%	5%	4%
ETFs	30%	29%	23%	21%
Non-ETF Index	5%	5%	24%	24%
Equity subtotal	51%	46%	52%	49%
Fixed income:
Active	15%	16%	10%	12%
ETFs	8%	8%	8%	8%
Non-ETF Index	3%	4%	11%	12%
Fixed income subtotal	26%	28%	29%	32%
Multi-asset	9%	10%	8%	8%
Alternatives:
Illiquid alternatives	5%	5%	1%	1%
Liquid alternatives	4%	4%	1%	1%
Currency and commodities(2)	1%	1%	1%	1%
Alternatives subtotal	10%	10%	3%	3%
Long-term	96%	94%	92%	92%
Cash management	4%	6%	8%	8%
Total excluding Advisory AUM	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Amounts include commodity ETFs.

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Revenue increased $688 million, or 19%, from the three months ended March 31, 2020, reflecting higher base and performance fees and 12% growth in technology services revenue.

Investment advisory, administration fees and securities lending revenue of $3,592 million increased $537 million from $3,055 million for the three months ended March 31, 2020, primarily driven by the positive impact of market beta and foreign exchange movements on average AUM and organic growth, partially offset by the impact of yield-related fee waivers on certain money market funds and strategic pricing changes to certain products, lower securities lending revenue, and the effect of one less day in the quarter. Securities lending revenue of $127 million decreased from $158 million for the three months ended March 31, 2020, primarily reflecting lower spreads, partially offset by higher average balances of securities on loan.

Investment advisory performance fees of $129 million increased $88 million from $41 million for the three months ended March 31, 2020, primarily reflecting higher revenue from liquid alternative and long-only products.

Technology services revenue of $306 million increased $32 million from $274 million for the three months ended March 31, 2020, primarily reflecting higher revenue from Aladdin.

Advisory and other revenue of $31 million decreased $33 million from $64 million for the three months ended March 31, 2020, primarily reflecting the impact of the Charitable Contribution and lower transition management assignments.

Expense

	Three Months Ended
	March 31,
(in millions)	2021	2020
Expense:
Employee compensation and benefits	$1,409	$1,137
Distribution and servicing costs:
Retrocessions	238	169
12b-1 costs	83	89
Other	184	187
Total distribution and servicing costs	505	445
Direct fund expense	320	277
General and administration expense:
Marketing and promotional	35	69
Occupancy and office related	79	78
Portfolio services	87	65
Technology	104	88
Professional services	39	44
Communications	11	12
Foreign exchange remeasurement	4	5
Contingent consideration fair value adjustments	3	25
Product launch costs	178	84
Charitable Contribution	—	589
Other general and administration	45	83
Total general and administration expense	585	1,142
Amortization of intangible assets	34	25
Total expense	$2,853	$3,026

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Expense decreased $173 million from the three months ended March 31, 2020, largely driven by lower general and administration expense, reflecting the impact of the Charitable Contribution in the first quarter of 2020. Expense also reflected higher product launch costs, higher employee compensation and benefits expense and higher volume-related expense in the first quarter of 2021.

Employee compensation and benefits expense increased $272 million from the three months ended March 31, 2020, primarily reflecting higher incentive compensation, driven by higher operating income and higher performance fees, and the higher mark-to-market impact of certain deferred compensation programs.

Direct fund expense increased $43 million from the three months ended March 31, 2020, primarily reflecting higher average AUM.

General and administration expense decreased $557 million from the three months ended March 31, 2020, largely driven by the Charitable Contribution in the year ago quarter. General and administration expense also reflected higher product launch costs, and higher portfolio services and technology expense, offset by lower marketing and promotional expense and contingent consideration fair value adjustments, and the impact of costs related to certain legal matters incurred during the three months ended March 31, 2020.

Amortization of intangible assets expense increased $9 million from the three months ended March 31, 2020, primarily reflecting amortization of intangible assets related to the Aperio Transaction.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Nonoperating income (expense), GAAP basis(1)	$46	$(71)
Less: Net income (loss) attributable to NCI	74	(179)
Nonoperating income (expense), net of NCI(2)	$(28)	$108

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net gain (loss) on investments(1)(2)
Private equity	$22	$(18)
Real assets	3	5
Other alternatives(3)	13	(25)
Other investments(4)	(3)	(150)
Subtotal	35	(188)
Gain related to the Charitable Contribution	—	122
Other gains (losses)(5)	(27)	205
Total net gain (loss) on investments(1)(2)	8	139
Interest and dividend income	19	15
Interest expense	(55)	(46)
Net interest expense	(36)	(31)
Nonoperating income (expense)(1)	$(28)	$108

(1)	Net of net income (loss) attributable to NCI.
(2)

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, is an effective measure for reviewing BlackRock’s nonoperating results, which ultimately impacts BlackRock’s book value. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three months ended March 31, 2021 and 2020.

(3)	Amounts primarily include net gains (losses) related to direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include net gains (losses) related to unhedged equity, fixed income and multi-asset seed investments.
(5)

Amount for the three months ended March 31, 2020 includes a nonoperating pre-tax gain of approximately $240 million in connection with a recapitalization of iCapital. Additional amounts primarily include noncash pre-tax gains (losses) related to the revaluation of certain other corporate minority investments.

Income Tax Expense (Benefit)

	GAAP		As Adjusted(1)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2021	2020	2021	2020
Operating income(1)	$1,545	$684	$1,545	$1,273
Total nonoperating income (expense)(1)(2)	$(28)	$108	$(28)	$(14)
Income before income taxes	$1,517	$792	$1,517	$1,259
Income tax expense (benefit)	$318	$(14)	$318	$227
Effective tax rate	20.9%	(1.7)%	20.9%	18.0%

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Net of net income (loss) attributable to NCI.

The three months ended March 31, 2021 and 2020 income tax expense (benefit) reflected $39 million and $64 million, respectively, of discrete tax benefits, including benefits related to stock-based compensation awards that vest in the first quarter of each year.

The three months ended March 31, 2020 income tax benefit also included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution.

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

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as variable interest entities (“VIEs”) and voting rights entities (“VREs”), (collectively, “consolidated sponsored investment products”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2020 Form 10-K for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by consolidated sponsored investment products to use in its operating activities. In addition, the Company cannot readily sell investments held by consolidated sponsored investment products in order to obtain cash for use in the Company’s operations.

	March 31, 2021
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	Consolidated Sponsored Investment Products(2)	As Adjusted
Assets
Cash and cash equivalents	$6,267	$—	$242	$6,025
Accounts receivable	3,825	—	—	3,825
Investments	7,145	—	2,548	4,597
Separate account assets and collateral held under securities lending agreements	118,126	118,126	—	—
Other assets(3)	4,632	—	88	4,544
Subtotal	139,995	118,126	2,878	18,991
Goodwill and intangible assets, net	33,864	—	—	33,864
Total assets	$173,859	$118,126	$2,878	$52,855
Liabilities
Accrued compensation and benefits	$1,077	$—	$—	$1,077
Accounts payable and accrued liabilities	1,196	—	—	1,196
Borrowings	7,232	—	—	7,232
Separate account liabilities and collateral liabilities under securities lending agreements	118,126	118,126	—	—
Deferred income tax liabilities(4)	3,794	—	—	3,794
Other liabilities	4,594	—	418	4,176
Total liabilities	136,019	118,126	418	17,475
Equity
Total BlackRock, Inc. stockholders’ equity	35,380	—	—	35,380
Noncontrolling interests	2,460	—	2,460	—
Total equity	37,840	—	2,460	35,380
Total liabilities and equity	$173,859	$118,126	$2,878	$52,855

(1)

Amounts represent segregated client assets and related liabilities, in which BlackRock has no economic interest. BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.

(2)	Amounts represent the portion of assets and liabilities of consolidated sponsored investment products attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)	Amounts include approximately $4.3 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of March 31, 2021 and December 31, 2020 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.   Cash and cash equivalents at March 31, 2021 and December 31, 2020 included $242 million and $206 million, respectively, of cash held by consolidated sponsored investment products (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the three months ended March 31, 2021).

Accounts receivable at March 31, 2021 increased $290 million from December 31, 2020, primarily due to higher base and performance fee receivables. Investments, including the impact of consolidated sponsored investment products, increased $226 million from December 31, 2020 (for more information see Investments herein). Goodwill and intangible assets increased $1,050 million from December 31, 2020, primarily due to the Aperio Transaction, partially offset by amortization of intangible assets. Other assets (including operating lease right-of-use assets and property and equipment) increased $752 million from December 31, 2020, primarily due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities).

Liabilities.    Accrued compensation and benefits at March 31, 2021 decreased $1,422 million from December 31, 2020, primarily due to 2020 incentive compensation cash payments in the first quarter of 2021, partially offset by 2021 incentive compensation accruals. Accounts payable and accrued liabilities at March 31, 2021 increased $168 million from December 31, 2020, including the impact of fund launch costs in the current quarter. Other liabilities increased $902 million from December 31, 2020, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets) and higher other liabilities of consolidated sponsored investment products. Net deferred income tax liabilities at March 31, 2021 increased $121 million from December 31, 2020, primarily due to the Aperio Transaction and the effects of temporary differences associated with stock-based compensation.

Investments

The Company’s investments were $7,145 million and $6,919 million at March 31, 2021 and December 31, 2020, respectively. Investments include consolidated investments held by sponsored investment products accounted for as VREs and VIEs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	March 31,	December 31,
(in millions)	2021	2020
Investments, GAAP	$7,145	$6,919
Investments held by consolidated sponsored investment products	(5,100)	(4,976)
Net interest in consolidated sponsored investment products(1)	2,552	2,490
Investments, as adjusted	4,597	4,433
Federal Reserve Bank stock	(95)	(94)
Deferred compensation investments	—	(6)
Hedged investments	(778)	(833)
Carried interest	(805)	(627)
Total “economic” investment exposure(2)	$2,919	$2,873

(1)	Amounts include carried interest (VIEs) of $778 million and $604 million at March 31, 2021 and December 31, 2020, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)	Amounts exclude corporate minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(in millions)	2021	2020
Equity(1)	$943	$835
Fixed income(2)	838	958
Multi-asset(3)	138	127
Alternatives:
Private equity	462	418
Real assets	241	251
Other alternatives(4)	297	284
Alternatives subtotal	1,000	953
Total “economic” investment exposure	$2,919	$2,873

(1)	Equity includes unhedged seed investments in equity mutual funds/strategies and equity securities.
(2)	Fixed income includes unhedged seed investments in fixed income mutual funds/strategies, bank loans and UK government securities, primarily held for regulatory purposes.
(3)	Multi-asset includes unhedged seed investments in multi-asset mutual funds/strategies.
(4)	Other alternatives include direct hedge fund strategies and hedge fund solutions.

As adjusted investment activity for the three months ended March 31, 2021 was as follows:

(in millions)	Three Months Ended March 31, 2021
Investments, as adjusted, beginning balance	$4,433
Purchases/capital contributions	301
Sales/maturities	(310)
Distributions(1)	(42)
Market appreciation(depreciation)/earnings from equity method investments	73
Carried interest capital allocations/(distributions)	178
Other(2)	(36)
Investments, as adjusted, ending balance	$4,597

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of consolidated sponsored investment products:

(in millions)	GAAP Basis	Impact on Cash Flows of Consolidated Sponsored Investment Products	Cash Flows Excluding Impact of Consolidated Sponsored Investment Products
Cash, cash equivalents and restricted cash, December 31, 2020	$8,681	$206	$8,475
Net cash provided by/(used in) operating activities	(573)	(559)	(14)
Net cash provided by/(used in) investing activities	(1,150)	(38)	(1,112)
Net cash provided by/(used in) financing activities	(591)	633	(1,224)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	—	(7)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,321)	36	(2,357)
Cash, cash equivalents and restricted cash, March 31, 2021	$6,360	$242	$6,118

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

Cash flows used in investing activities, excluding the impact of consolidated sponsored investment products, for the three months ended March 31, 2021 were $1.1 billion and primarily reflected $1.1 billion of cash outflows related to the Aperio Transaction, $48 million of purchases of property and equipment and $36 million of net investment purchases, partially offset by $34 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of consolidated sponsored investment products, for the three months ended March 31, 2021 were $1.2 billion, primarily resulting from $661 million of cash dividend payments and $568 million of share repurchases, including $300 million in open market transactions and $268 million of employee tax withholdings related to employee stock transactions.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
(in millions)	2021	2020
Cash and cash equivalents(1)	$6,267	$8,664
Cash and cash equivalents held by consolidated sponsored investment products(2)	(242)	(206)
Subtotal	6,025	8,458
Credit facility – undrawn	4,400	4,000
Total liquidity resources	$10,425	$12,458

(1)

The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 45% and 55% at March 31, 2021 and December 31, 2020, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash and cash equivalents to use in its operating activities.

Total liquidity resources decreased $2 billion during the three months ended March 31, 2021, primarily reflecting cash payments of 2020 year-end incentive awards, approximately $1.1 billion of cash outflow related to the Aperio Transaction, cash dividend payments of $661 million and share repurchases of $568 million, partially offset by cash flows from other operating activities and a $400 million increase in the aggregate commitment amount of the credit facility.

A significant portion of the Company’s $4,597 million of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

The Company’s liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the three months ended March 31, 2021. The Company will continue to monitor its liquidity and capital resources due to the current pandemic.

Share Repurchases.  During the three months ended March 31, 2021, the Company repurchased 0.4 million common shares under the Company’s existing share repurchase program for approximately $300 million. At March 31, 2021, there were 4.6 million shares still authorized to be repurchased under the program.

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

At March 31, 2021 and December 31, 2020, the Company was required to maintain approximately $2.3 billion and $2.2 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2021 Revolving Credit Facility.   In March 2021, the Company’s credit facility was amended to increase the aggregate commitment amount to $4.4 billion and to extend the maturity date to March 2026 (the “2021 credit facility”). In addition, the amendment incorporated certain sustainability-linked pricing metrics into the agreement. Specifically, the Company’s applicable interest rate and commitment fee are subject to upward or downward adjustments on an annual basis if the Company achieves, or fails to achieve, certain specified targets. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate, or an applicable replacement benchmark, plus a spread. The 2021 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2021 credit facility to an aggregate principal amount not to exceed $5.4 billion. The 2021 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2021. The 2021 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At March 31, 2021, the Company had no amount outstanding under the 2021 credit facility.

Commercial Paper Program.   The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2021 credit facility. At March 31, 2021, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At March 31, 2021, the principal amount of long-term borrowings outstanding was $7.3 billion. See Note 15, Borrowings, in the 2020 Form 10-K for more information on borrowings outstanding as of December 31, 2020.

During the three months ended March 31, 2021, the Company paid approximately $41 million of interest on long-term borrowings. Future principal repayments and interest requirements at March 31, 2021 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2021	$750	$149	$899
2022	750	161	911
2023	—	148	148
2024	1,000	130	1,130
2025(1)	822	113	935
2026	—	103	103
Thereafter	3,950	283	4,233
Total	$7,272	$1,087	$8,359

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using the EUR/USD foreign exchange rate as of March 31, 2021.

Commitments and Contingencies

Investment Commitments.    At March 31, 2021, the Company had $841 million of various capital commitments to fund sponsored investment products, including consolidated sponsored investment products. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue from acquired contracts. The fair value of the remaining aggregate contingent payments at March 31, 2021 totaled $21 million and is included in other liabilities on the condensed consolidated statements of financial condition.

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

Indemnifications.    On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of March 31, 2021 and subject to this type of indemnification was $292 billion. In the Company’s capacity as lending agent, cash and securities totaling $312 billion were held as collateral for indemnified securities on loan at March 31, 2021. The fair value of these indemnifications was not material at March 31, 2021.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. Management considers the following critical accounting policies important to understanding the condensed consolidated financial statements. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements. In addition, see Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2020 Form 10-K for further information.

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

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At March 31, 2021 and December 31, 2020, the Company had $748 million and $584 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown. See Note 16, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three months ended March 31, 2021 and 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of assets under management (“AUM”) and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2021, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At March 31, 2021, the Company had outstanding total return swaps with an aggregate notional value of approximately $778 million.

At March 31, 2021, approximately $5.1 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as variable interest entities and voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $2.9 billion. See Statement of Financial Condition Overview-Investments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk.    At March 31, 2021, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1,173 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $117 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.   At March 31, 2021, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1,746 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $36 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $948 million at March 31, 2021. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $95 million decline in the carrying value of such investments.

Other Market Risks.   The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At March 31, 2021, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $1.9 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In addition, there was no material impact to our internal control over financial reporting while majority of our employees are working remotely due to the COVID-19 pandemic.  The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 15, Commitments and Contingencies, in the notes to the condensed consolidated financial statements of this Form 10-Q.

Item 1A.  Risk Factors

In addition to the risk factors previously disclosed in BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2020, BlackRock’s business, financial condition or results of operations could be materially adversely affected by any of the following risks.

RISKS RELATED TO THE COVID-19 Pandemic

The COVID-19 pandemic may adversely affect BlackRock’s business, operations and financial condition which may cause its AUM, revenue and earnings to decline.

The COVID-19 pandemic has caused and is causing significant harm to the global economy and may adversely affect BlackRock’s business, including its operations and financial condition, and may cause the Company’s AUM, revenue and earnings to decline. The COVID-19 pandemic continues to result in governmental authorities taking measures to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity in certain jurisdictions, including closures. These measures may continue to, among other things, severely restrict global economic activity, which can disrupt supply chains, lower asset valuations, significantly increase unemployment and underemployment levels, decrease liquidity in markets for certain securities and cause significant volatility and disruption in the financial markets.

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

The aggregate extent to which COVID-19, and the related impact on the global economy, affect BlackRock’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, the shifting epicenter, and emergence of new variants, of the COVID-19 virus, the continuing prevalence of severe, unconstrained and/or escalating rates of infection in certain countries and regions, the availability, adoption and efficacy of treatments and vaccines, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects on BlackRock’s products, clients, vendors and employees. Moreover, the effects of the COVID-19 pandemic may heighten the other risks described in the section entitled “Risk Factors” in BlackRock’s most recent Annual Report on Form 10-K and any subsequent reports filed with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	791,217	$715.83	411,691	4,630,277
February 1, 2021 through February 28, 2021	675	$701.26	—	4,630,277
March 1, 2021 through March 31, 2021	1,552	$694.48	—	4,630,277
Total	793,444	$715.77	411,691

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

10.1(1)

Amendment No. 10, dated as of March 31, 2021, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 6, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: May 6, 2021		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer