Form 10-Q
period 2021-06-30
BlackRock Inc.
filed 2021-08-05
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, there were 152,195,794 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	June 30,	December 31,
(in millions, except shares and per share data)	2021	2020
Assets
Cash and cash equivalents(1)	$6,416	$8,664
Accounts receivable	3,790	3,535
Investments(1)	7,595	6,919
Separate account assets	103,872	104,663
Separate account collateral held under securities lending agreements	16,170	16,507
Property and equipment (net of accumulated depreciation and amortization of $1,211 and $1,098 at June 30, 2021 and December 31, 2020, respectively)	741	681
Intangible assets (net of accumulated amortization of $351 and $291 at June 30, 2021 and December 31, 2020, respectively)	18,514	18,263
Goodwill	15,362	14,551
Other assets(1)	4,502	3,199
Total assets	$176,962	$176,982
Liabilities
Accrued compensation and benefits	$1,704	$2,499
Accounts payable and accrued liabilities	1,238	1,028
Borrowings	6,491	7,264
Separate account liabilities	103,872	104,663
Separate account collateral liabilities under securities lending agreements	16,170	16,507
Deferred income tax liabilities	3,907	3,673
Other liabilities(1)	5,190	3,692
Total liabilities	138,572	139,326
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests	2,242	2,322
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at June 30, 2021 and December 31, 2020;

   Shares issued: 172,075,373 at both June 30, 2021 and December 31, 2020;

   Shares outstanding: 152,298,784 and 152,532,885 at June 30, 2021 and

     December 31, 2020, respectively

Additional paid-in capital	19,297	19,293
Retained earnings	25,620	24,334
Accumulated other comprehensive loss	(388)	(337)
Treasury stock, common, at cost (19,776,589 and 19,542,488 shares held at June 30, 2021 and December 31, 2020, respectively)	(8,498)	(8,009)
Total BlackRock, Inc. stockholders’ equity	36,033	35,283
Nonredeemable noncontrolling interests	115	51
Total permanent equity	36,148	35,334
Total liabilities, temporary equity and permanent equity	$176,962	$176,982

(1)

At June 30, 2021, cash and cash equivalents, investments, other assets and other liabilities include $217 million, $4,920 million, $136 million, and $1,601 million, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2020, cash and cash equivalents, investments, other assets and other liabilities include $155 million, $4,253 million, $90 million, and $952 million, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2021	2020	2021	2020
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$2,829	$2,052	$5,514	$4,227
Other third parties	928	914	1,835	1,794
Total investment advisory, administration fees and securities lending revenue	3,757	2,966	7,349	6,021
Investment advisory performance fees	340	112	469	153
Technology services revenue	316	278	622	552
Distribution fees	369	253	709	529
Advisory and other revenue	38	39	69	103
Total revenue	4,820	3,648	9,218	7,358
Expense
Employee compensation and benefits	1,548	1,152	2,957	2,289
Distribution and servicing costs	523	429	1,028	874
Direct fund expense	320	246	640	523
General and administration expense	461	388	1,046	1,530
Amortization of intangible assets	37	27	71	52
Total expense	2,889	2,242	5,742	5,268
Operating income	1,931	1,406	3,476	2,090
Nonoperating income (expense)
Net gain (loss) on investments	314	398	396	358
Interest and dividend income	8	10	27	25
Interest expense	(52)	(51)	(107)	(97)
Total nonoperating income (expense)	270	357	316	286
Income before income taxes	2,201	1,763	3,792	2,376
Income tax expense	654	361	972	347
Net income	1,547	1,402	2,820	2,029
Less:
Net income (loss) attributable to noncontrolling interests	169	188	243	9
Net income attributable to BlackRock, Inc.	$1,378	$1,214	$2,577	$2,020
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$9.04	$7.90	$16.90	$13.08
Diluted	$8.92	$7.85	$16.69	$12.99
Weighted-average common shares outstanding:
Basic	152,443,039	153,732,878	152,504,902	154,488,079
Diluted	154,417,581	154,712,032	154,359,353	155,556,187

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net income	$1,547	$1,402	$2,820	$2,029
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	23	29	(51)	(210)
Comprehensive income (loss)	1,570	1,431	2,769	1,819
Less: Comprehensive income (loss) attributable to noncontrolling interests	169	188	243	9
Comprehensive income attributable to BlackRock, Inc.	$1,401	$1,243	$2,526	$1,810

(1)

Amounts for the three months ended June 30, 2021 and 2020 include a loss from a net investment hedge of $6 million (net of tax benefit of $2 million) and $14 million (net of tax benefit of $4 million), respectively. Amount for the six months ended June 30, 2021 includes a gain from a net investment hedge of $20 million (net of tax expense of $6 million). Gain (loss) from a net investment hedge was immaterial for the six months ended June 30, 2020.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Six Months Ended June 30, 2021

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests(2)	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity(2)
December 31, 2020	$19,295	$24,334	$(337)	$(8,009)	$35,283	$51	$35,334	$2,322
Net income	—	2,577	—	—	2,577	2	2,579	241
Dividends declared ($8.26 per share)	—	(1,291)	—	—	(1,291)	—	(1,291)	—
Stock-based compensation	378	—	—	—	378	—	378	—
Issuance of common shares related to employee stock transactions	(374)	—	—	384	10	—	10	—
Employee tax withholdings related to employee stock transactions	—	—	—	(273)	(273)	—	(273)	—
Shares repurchased	—	—	—	(600)	(600)	—	(600)	—
Contributions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	61	61	776
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	1	1	(1,097)
Other comprehensive income (loss)	—	—	(51)	—	(51)	—	(51)	—
June 30, 2021	$19,299	$25,620	$(388)	$(8,498)	$36,033	$115	$36,148	$2,242

(1)	Amounts include $2 million of common stock at both June 30, 2021 and December 31, 2020.
(2)	At June 30, 2021, amounts include noncontrolling interests related to consolidated sponsored investment products (“CIPs”) and a consolidated affiliate.

For the Three Months Ended June 30, 2021

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests(2)	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity(2)
March 31, 2021	$19,123	$24,872	$(411)	$(8,204)	$35,380	$49	$35,429	$2,411
Net income	—	1,378	—	—	1,378	2	1,380	167
Dividends declared ($4.13 per share)	—	(630)	—	—	(630)	—	(630)	—
Stock-based compensation	182	—	—	—	182	—	182	—
Issuance of common shares related to employee stock transactions	(6)	—	—	11	5	—	5	—
Employee tax withholdings related to employee stock transactions	—	—	—	(5)	(5)	—	(5)	—
Shares repurchased	—	—	—	(300)	(300)	—	(300)	—
Contributions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	63	63	154
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	1	1	(490)
Other comprehensive income (loss)	—	—	23	—	23	—	23	—
June 30, 2021	$19,299	$25,620	$(388)	$(8,498)	$36,033	$115	$36,148	$2,242

(1)	Amounts include $2 million of common stock at both June 30, 2021 and March 31, 2021.
(2)	At June 30, 2021, amounts include noncontrolling interests related to CIPs and a consolidated affiliate.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Six Months Ended June 30, 2020

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2019	$19,188	$21,662	$(571)	$(6,732)	$33,547	$66	$33,613	$1,316
Net income	—	2,020	—	—	2,020	—	2,020	9
Dividends declared ($7.26 per share)	—	(1,150)	—	—	(1,150)	—	(1,150)	—
Stock-based compensation	298	—	—	—	298	—	298	—
Issuance of common shares related to employee stock transactions	(477)	—	—	484	7	—	7	—
Employee tax withholdings related to employee stock transactions	—	—	—	(270)	(270)	—	(270)	—
Shares repurchased	—	—	—	(1,512)	(1,512)	—	(1,512)	—
Contributions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(10)	(10)	815
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(892)
Other comprehensive income (loss)	—	—	(210)	—	(210)	—	(210)	—
June 30, 2020	$19,009	$22,532	$(781)	$(8,030)	$32,730	$56	$32,786	$1,248

(1)	Amounts include $2 million of common stock at both June 30, 2020 and December 31, 2019.

For the Three Months Ended June 30, 2020

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
March 31, 2020	$18,887	$21,872	$(810)	$(6,936)	$33,013	$57	$33,070	$1,440
Net income	—	1,214	—	—	1,214	—	1,214	188
Dividends declared ($3.63 per share)	—	(554)	—	—	(554)	—	(554)	—
Stock-based compensation	149	—	—	—	149	—	149	—
Issuance of common shares related to employee stock transactions	(27)	—	—	31	4	—	4	—
Employee tax withholdings related to employee stock transactions	—	—	—	(13)	(13)	—	(13)	—
Shares repurchased	—	—	—	(1,112)	(1,112)	—	(1,112)	—
Contributions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(1)	(1)	(56)
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(324)
Other comprehensive income (loss)	—	—	29	—	29	—	29	—
June 30, 2020	$19,009	$22,532	$(781)	$(8,030)	$32,730	$56	$32,786	$1,248

(1)	Amounts include $2 million of common stock at both June 30, 2020 and March 31, 2020.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(in millions)	June 30,
	2021	2020
Operating activities
Net income	$2,820	$2,029
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	198	168
Noncash lease expense	63	57
Stock-based compensation	378	298
Deferred income tax expense (benefit)	233	(67)
Charitable Contribution	—	589
Gain related to the Charitable Contribution	—	(122)
Other investment gains	—	(244)
Net (gains) losses within CIPs	(310)	69
Net (purchases) proceeds within CIPs	(759)	(828)
(Earnings) losses from equity method investees	(107)	(24)
Distributions of earnings from equity method investees	25	23
Changes in operating assets and liabilities:
Accounts receivable	(264)	120
Investments, trading	62	114
Other assets	(1,330)	(817)
Accrued compensation and benefits	(801)	(885)
Accounts payable and accrued liabilities	205	(273)
Other liabilities	840	562
Net cash provided by/(used in) operating activities	1,253	769
Investing activities
Purchases of investments	(360)	(180)
Proceeds from sales and maturities of investments	184	69
Distributions of capital from equity method investees	55	93
Net consolidations (deconsolidations) of sponsored investment funds	(39)	(40)
Acquisitions, net of cash acquired	(1,097)	—
Purchases of property and equipment	(178)	(100)
Net cash provided by/(used in) investing activities	(1,435)	(158)
Financing activities
Proceeds from long-term borrowings	—	2,245
Repayments of long-term borrowings	(750)	—
Cash dividends paid	(1,291)	(1,150)
Repurchases of common stock	(873)	(1,782)
Net proceeds from (repayments of) borrowings by CIPs	18	30
Net contributions (redemptions/distributions) - noncontrolling interest holders	837	805
Other financing activities	(7)	(42)
Net cash provided by/(used in) financing activities	(2,066)	106
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(80)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,248)	637
Cash, cash equivalents and restricted cash, beginning of period	8,681	4,846
Cash, cash equivalents and restricted cash, end of period	$6,433	$5,483
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$374	$477
Charitable Contribution of an investment	$—	$(589)
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(1,096)	$(892)

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

2. Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Noncontrolling interests (“NCI”) on the condensed consolidated statements of financial condition represent the portion of CIPs and a consolidated affiliate  (collectively, “consolidated entities”) in which the Company does not have direct equity ownership. Intercompany balances and transactions have been eliminated upon consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 25, 2021 (“2020 Form 10-K”).

The interim financial information at June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications.

Consolidated Affiliate. During the second quarter of 2021, the Company formed a majority-controlled asset management company in China - BlackRock CCB Wealth Management Company Ltd. (“WMC”). WMC is 50.1% owned by the Company. The Company consolidates WMC, which it deems to be a voting rights entity (“VRE”), because it can exert control over the financial and operating policies of the entity, based on the Company’s 50.1% ownership and voting rights.

Noncontrolling Interests. NCI consist of third-party investments in the Company’s sponsored investment products and minority interests in WMC, the Company’s consolidated affiliate. The Company reports NCI as equity, separate from the parent’s equity, on the condensed consolidated statements of financial condition. NCI that are redeemable at the option of the holders are classified as temporary equity and nonredeemable NCI are classified as a component of permanent equity in the condensed consolidated statements of financial condition. In addition, the Company reports net income (loss) attributable to redeemable and nonredeemable NCI holders in net income (loss) attributable to NCI in the condensed consolidated statements of income.

Noncontrolling Interests – CIPs.   NCI of CIPs represent third-party investments in the Company’s sponsored investment products.

Noncontrolling Interests – Consolidated Affiliate.   NCI of consolidated affiliate represent minority interests held in WMC, a consolidated affiliate. NCI of a consolidated affiliate that are classified as nonredeemable are included as a component of permanent equity in the condensed consolidated statements of financial condition. NCI of a consolidated affiliate that are classified as redeemable are included in temporary equity at estimated redemption value in the condensed consolidated statements of financial condition.

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

•	Level 3 assets may include direct private equity investments held within consolidated funds, investments in CLOs and bank loans held within consolidated CLOs.
•	Level 3 liabilities may include borrowings of consolidated CLOs and contingent liabilities related to acquisitions valued based upon discounted cash flow analyses using unobservable market data.

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

The Company may also use financial instruments designated as net investment hedges for accounting purposes to hedge net investments in international subsidiaries whose functional currency is not US dollars. The gain or loss from revaluing net investment hedges at the spot rate is deferred and reported within accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated statements of financial condition. Amounts excluded from the effectiveness assessment are reported in the condensed consolidated statements of income using a systematic and rational method. The Company reassesses the effectiveness of its net investment hedge at least quarterly.

Separate Account Assets and Liabilities.  Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom (“UK”), and represent segregated assets held for purposes of funding individual and group pension contracts. The life insurance company does not underwrite any insurance contracts that involve any insurance risk transfer from the insured to the life insurance company. The separate account assets primarily include equity securities, debt securities, money market funds and derivatives. The separate account assets are not subject to general claims of the creditors of BlackRock. These separate account assets and the related equal and offsetting liabilities are recorded as separate account assets and separate account liabilities on the condensed consolidated statements of financial condition.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income. During the six months ended June 30, 2021 and 2020, the Company had not resold or repledged any of the collateral received under these arrangements. At June 30, 2021 and December 31, 2020, the fair value of loaned securities held by separate accounts was approximately $14.8 billion and $15.2 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $16.2 billion and $16.5 billion, respectively.

Money Market Fee Waivers.  The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). During the three and six months ended June 30, 2021, these waivers resulted in a reduction of management fees of approximately $160 million and $230 million, respectively, which was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. There were no Yield Support waivers for the three and six months ended June 30, 2020. The Company may increase or decrease the level of Yield Support waivers in future periods.

3. Acquisitions

Aperio Group, LLC

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

The purchase price for the Aperio Transaction was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the transaction. The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from the transaction. The amount of goodwill expected to be deductible for tax purposes is approximately $0.6 billion. A summary of the fair values of the assets acquired and liabilities assumed in this acquisition is as follows(1):

Estimate of
(in millions)	Fair Value
Accounts receivable	$16
Finite-lived intangible assets:
Customer relationships(2)	270
Other	17
Goodwill	787
Deferred income tax liabilities	(16)
Other liabilities assumed	(12)
Total consideration, net of cash acquired	$1,062

Summary of consideration, net of cash acquired:
Cash paid	$1,066
Cash acquired	(4)
Total consideration, net of cash acquired	$1,062

(1)	At this time, the Company does not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with the transaction.
(2)

The fair value was determined based on the excess earnings method (a Level 3 input), has a weighted-average estimated useful life of approximately 10 years and is amortized using the accelerated amortization method.

Finite-lived intangible assets are amortized over their estimated useful lives, which range from three to 10 years.  Amortization expense related to the finite-lived intangible assets was $10 million and $17 million, respectively, for the three and six months ended June 30, 2021. The finite-lived intangible assets had a weighted-average remaining useful life of approximately nine years with remaining amortization expense as follows:

(in millions)
Year	Amount
2021 (excluding the six months ended June 30, 2021)	$20
2022	40
2023	38
2024	32
2025	29
Thereafter	111
Total	$270

The financial results of Aperio have been included in BlackRock’s condensed consolidated financial statements from the closing of the Aperio Transaction. For the three and six months ended June 30, 2021, Aperio contributed $21 million and $34 million, respectively, of revenue and did not have a material impact to net income attributable to BlackRock, Inc. Consequently, the Company has not presented pro forma combined results of operations for this acquisition.

Baringa’s Climate Change Scenario Model

In June 2021, the Company completed the acquisition of Baringa Partners’ Climate Change Scenario Model, which will be integrated into BlackRock’s Aladdin Climate technology, and will enhance Aladdin Climate’s capabilities and analytics. Total consideration, including contingent consideration, is not material to the Company’s condensed consolidated financial statements.

4. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	June 30,	December 31,
	2021	2020
(in millions)
Cash and cash equivalents	$6,416	$8,664
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$6,433	$8,681

5. Investments

A summary of the carrying value of total investments is as follows:

	June 30,	December 31,
(in millions)	2021	2020
Debt securities:
Held-to-maturity investments	$326	$310
Trading securities	1,616	1,964
Total debt securities	1,942	2,274
Equity securities at FVTNI(1)	2,369	2,317
Equity method investments(2)	1,404	1,081
Bank loans	271	248
Federal Reserve Bank stock(3)	95	94
Carried interest(4)	1,213	627
Other investments(5)	301	278
Total investments	$7,595	$6,919

(1)	Fair value recorded through net income (“FVTNI”).
(2)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(3)	At both June 30, 2021 and December 31, 2020, there were no indicators of impairment of Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale.
(4)

Carried interest represents allocations to BlackRock’s general partner capital accounts from certain sponsored investment funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

(5)

Other investments include BlackRock’s investments in nonmarketable equity securities, which are measured at cost, adjusted for observable price changes and private equity and real asset investments of CIPs measured at fair value.

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $326 million and $310 million at June 30, 2021 and December 31, 2020, respectively. Held-to-maturity investments included certain investments in CLOs and foreign government debt held primarily for regulatory purposes. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At June 30, 2021, $14 million of these investments mature between one to five years, $103 million of these investments mature between five to 10 years and $209 million of these investments mature after 10 years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	June 30, 2021		December 31, 2020
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,131	$1,159	$1,591	$1,641
Government debt	314	314	203	210
Asset/mortgage-backed debt	154	143	132	113
Total trading debt securities	$1,599	$1,616	$1,926	$1,964
Equity securities at FVTNI:
Equity securities/mutual funds	$2,033	$2,369	$2,055	$2,317
Total equity securities at FVTNI	$2,033	$2,369	$2,055	$2,317

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

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	June 30, 2021			December 31, 2020
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents	$217	$63	$280	$155	$51	$206
Investments:
Trading debt securities	1,497	73	1,570	1,618	310	1,928
Equity securities at FVTNI	1,758	289	2,047	1,592	413	2,005
Bank loans	271	—	271	248	—	248
Other investments	210	—	210	191	—	191
Carried interest	1,184	—	1,184	604	—	604
Total investments	4,920	362	5,282	4,253	723	4,976
Other assets	136	6	142	90	9	99
Other liabilities(1)	(1,601)	(33)	(1,634)	(952)	(70)	(1,022)
Noncontrolling interests - CIPs	(2,250)	(30)	(2,280)	(2,193)	(180)	(2,373)
BlackRock's net interests in CIPs	$1,422	$368	$1,790	$1,353	$533	$1,886

(1)	At both June 30, 2021 and December 31, 2020, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic ownership interest in these CIPs. Valuation changes associated with investments held at fair value by these CIPS are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

The Company cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020

Nonoperating net gain (loss) on consolidated VIEs	$190	$282	$273	$(27)

Net income (loss) attributable to NCI on consolidated VIEs	$168	$178	$223	$20

7. Variable Interest Entities

Nonconsolidated VIEs.    At June 30, 2021 and December 31, 2020, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

(in millions)		Advisory Fee	Other Net Assets	Maximum
At June 30, 2021	Investments	Receivables	(Liabilities)	Risk of Loss(1)
Sponsored investment products	$779	$95	$(12)	$891
At December 31, 2020
Sponsored investment products	$662	$71	$(13)	$750

(1)	At both June 30, 2021 and December 31, 2020, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $19 billion and $16 billion at June 30, 2021 and December 31, 2020, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

June 30, 2021 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	June 30, 2021
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$326	$326
Trading securities	—	1,595	21	—	—	1,616
Total debt securities	—	1,595	21	—	326	1,942
Equity securities at FVTNI:
Equity securities/mutual funds	2,369	—	—	—	—	2,369
Equity method:
Equity and fixed income mutual funds	356	—	—	—	—	356
Hedge funds/funds of hedge funds	—	—	—	351	—	351
Private equity funds	—	—	—	483	—	483
Real assets funds	—	—	—	214	—	214
Total equity method	356	—	—	1,048	—	1,404
Bank loans	—	10	261	—	—	271
Federal Reserve Bank Stock	—	—	—	—	95	95
Carried interest	—	—	—	—	1,213	1,213
Other investments(3)	9	5	5	90	192	301
Total investments	2,734	1,610	287	1,138	1,826	7,595
Other assets(4)	186	—	—	—	—	186
Separate account assets	69,820	33,036	—	—	1,016	103,872
Separate account collateral held under securities lending agreements:
Equity securities	12,599	—	—	—	—	12,599
Debt securities	—	3,501	—	—	—	3,501
Other	—	—	—	—	70	70
Total separate account collateral held under securities lending agreements	12,599	3,501	—	—	70	16,170
Total	$85,339	$38,147	$287	$1,138	$2,912	$127,823
Liabilities:
Separate account collateral liabilities under securities lending agreements	$12,599	$3,501	$—	$—	$70	$16,170
Other liabilities(5)	—	45	298	—	—	343
Total	$12,599	$3,546	$298	$—	$70	$16,513

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent), as a practical expedient.
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

Level 3 investments of $287 million and $252 million at June 30, 2021 and December 31, 2020, respectively, primarily included bank loans of a consolidated CLO.

Level 3 Liabilities. Level 3 liabilities primarily include borrowings of a consolidated CLO, which were valued based on the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO, and contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2021

(in millions)	March 31, 2021	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2021	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$14	$—	$7	$—	$—	$—	$—	$21	$—
Total debt securities	14	—	7	—	—	—	—	21	—
Private equity	9	—	—	—	—	—	(4)	5	—
Bank loans	235	—	20	—	—	6	—	261	—
Total investments	$258	$—	$27	$—	$—	$6	$(4)	$287	$—
Liabilities:
Other liabilities	$280	$(1)	$—	$—	$17	$—	$—	$298	$(1)
Total Level 3 liabilities	$280	$(1)	$—	$—	$17	$—	$—	$298	$(1)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and a contingent liability, partially offset by contingent liability payment related to a prior acquisition.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2021

(in millions)	December 31, 2020	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2021	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$11	$—	$12	$—	$—	$—	$(2)	$21	$—
Total debt securities	11	—	12	—	—	—	(2)	21	—
Private equity	9	—	—	—	—	—	(4)	5	—
Bank loans	232	—	29	—	—	10	(10)	261	—
Total investments	$252	$—	$41	$—	$—	$10	$(16)	$287	$—
Liabilities:
Other liabilities	$272	$(4)	$—	$—	$22	$—	$—	$298	$(4)
Total Level 3 liabilities	$272	$(4)	$—	$—	$22	$—	$—	$298	$(4)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and a contingent liability, partially offset by contingent liability payments related to prior acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2020

(in millions)	March 31, 2020	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2020	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$9	$—	$1	$—	$—	$—	$—	$10	$—
Total debt securities	9	—	1	—	—	—	—	10	—
Private equity	16	—	—	—	—	—	—	16	—
Bank loans	181	14	18	—	—	16	—	229	14
Total investments	$206	$14	$19	$—	$—	$16	$—	$255	$14
Liabilities:
Other liabilities	$421	$(12)	$—	$—	$(171)	$—	$—	$262	$(19)
Total Level 3 liabilities	$421	$(12)	$—	$—	$(171)	$—	$—	$262	$(19)

(1)	Amount includes proceeds from borrowings of a consolidated CLO and contingent payments related to certain acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2020

(in millions)	December 31, 2019	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2020	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Debt securities:
Trading	$8	$—	$2	$—	$—	$—	$—	$10	$—
Total debt securities	8	—	2	—	—	—	—	10	—
Private equity	9	—	8	(1)	—	—	—	16	—
Bank loans	177	—	36	—	—	16	—	229	—
Total investments	$194	$—	$46	$(1)	$—	$16	$—	$255	$—
Liabilities:
Other liabilities	$388	$(23)	$—	$—	$(149)	$—	$—	$262	$(30)
Total Level 3 liabilities	$388	$(23)	$—	$—	$(149)	$—	$—	$262	$(30)

(1)	Amount includes proceeds from borrowings of a consolidated CLO and contingent payments related to certain acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities.    Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are reported in nonoperating income (expense) on the condensed consolidated statements of income. A portion of net income (loss) for consolidated sponsored investment funds is allocated to NCI to reflect net income (loss) not attributable to the Company.

Transfers in and/or out of Levels.    Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable, or when the carrying value of certain equity method investments no longer represents fair value as determined under valuation methodologies.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At June 30, 2021 and December 31, 2020, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	June 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$6,416	$6,416	$8,664	$8,664	Level 1	(2) (3)
Other assets	$47	$47	$69	$69	Level 1	(4)

Financial Liabilities:
Long-term borrowings	$6,491	$6,909	$7,264	$7,883	Level 2	(5)

(1)	See Note 5, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At June 30, 2021 and December 31, 2020, approximately $729 million and $1,249 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)

Other assets include restricted cash and cash collateral deposited with certain derivative counterparties. The carrying values of these assets approximate fair value due to their short-term maturities.

(5)

Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices at the end of June 2021 and December 2020, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

June 30, 2021
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$351	$142	Daily/Monthly (21%) Quarterly (21%) N/R (58%)	1 – 90 days
Private equity funds	(b)	483	302	N/R	N/R
Real assets funds	(c)	214	236	Quarterly (19%) N/R (81%)	60 days
Consolidated sponsored investment products:
Private equity funds of funds	(d)	9	4	N/R	N/R
Real assets funds	(c)	81	86	N/R	N/R
Total		$1,138	$770

December 31, 2020
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$313	$101	Daily/Monthly (21%) Quarterly (21%) N/R (58%)	1 – 90 days
Private equity funds	(b)	315	372	N/R	N/R
Real assets funds	(c)	218	205	Quarterly (31%) N/R (69%)	60 days
Consolidated sponsored investment products:
Private equity funds of funds	(d)	19	7	N/R	N/R
Real assets funds	(c)	75	94	N/R	N/R
Total		$940	$779

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both June 30, 2021 and December 31, 2020.

(b)

This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both June 30, 2021 and December 31, 2020.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both June 30, 2021 and December 31, 2020. The total remaining unfunded commitments to real assets funds were $322 million and $299 million at June 30, 2021 and December 31, 2020, respectively. The Company’s portion of the total remaining unfunded commitments was $294 million and $267 million at June 30, 2021 and December 31, 2020, respectively.

(d)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption or are not currently redeemable; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. The liquidation period for the underlying assets of these funds is unknown at both June 30, 2021 and December 31, 2020. The total remaining unfunded commitments to other third-party funds were $4 million and $7 million at June 30, 2021 and December 31, 2020, respectively. The Company had contractual obligations to the consolidated funds of $17 million at both June 30, 2021 and December 31, 2020.

Fair Value Option.

At June 30, 2021 and December 31, 2020, the Company elected the fair value option for certain investments in CLOs of approximately $46 million and $35 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(in millions)	2021	2020
CLO Bank loans:
Aggregate principal amounts outstanding	$268	$250
Fair value	271	248
Aggregate unpaid principal balance in excess of (less than) fair value	$(3)	$2

CLO Borrowings:
Aggregate principal amounts outstanding	$261	$244
Fair value	$264	$246

At June 30, 2021, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the three and six months ended June 30, 2021 and 2020, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in nonoperating (expense) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At June 30, 2021 and December 31, 2020, the Company had outstanding total return swaps with aggregate notional values of approximately $863 million and $833 million, respectively.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At June 30, 2021 and December 31, 2020, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2 billion and $2.8 billion, respectively, and with expiration dates in July 2021 and January 2021, respectively.

At both June 30, 2021 and December 31, 2020, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at June 30, 2021 and December 31, 2020:

(in millions)	Assets			Liabilities
	Statement of Financial Condition	June 30,	December 31,	Statement of Financial Condition	June 30,	December 31,
Derivative instruments	Classification	2021	2020	Classification	2021	2020
Total return swaps	Other assets	$3	$—	Other liabilities	$14	$50
Forward foreign currency exchange contracts	Other assets	2	13	Other liabilities	19	5
Total		$5	$13		$33	$55

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(in millions)	Statement of Income	2021	2020	2021	2020
Derivative Instruments	Classification	Gains (Losses)		Gains (Losses)
Total return swaps	Nonoperating income (expense)	$(50)	$(91)	$(84)	$51
Forward foreign currency exchange contracts	General and administration expense	3	(10)	10	(98)
Total gain (loss) from derivative instruments		$(47)	$(101)	$(74)	$(47)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The changes in fair value of such derivatives, which are recorded in nonoperating income (expense), were not material for the three and six months ended June 30, 2021 and 2020.

See Note 15, Borrowings, in the 2020 Form 10-K for more information on the Company’s net investment hedge.

10. Goodwill

Goodwill activity during the six months ended June 30, 2021 was as follows:

(in millions)
December 31, 2020	$14,551
Acquisitions(1)	816
Other(2)	(5)
June 30, 2021	$15,362

(1)	The increase in goodwill during the six months ended June 30, 2021 primarily relates to the Aperio Transaction, which closed on February 1, 2021. See Note 3, Acquisitions, for more information.
(2)

Amount resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction” or “Quellos”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $59 million and $74 million at June 30, 2021 and December 31, 2020, respectively.

11. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2020	$17,578	$685	$18,263
Acquisitions(1)	—	322	322
Amortization expense	—	(71)	(71)
June 30, 2021	$17,578	$936	$18,514

(1)

In connection with the Aperio Transaction, which closed on February 1, 2021, the Company acquired $270 million of finite-lived customer relationships, $9 million of a finite-lived trade name and $8 million of finite-lived technology-related intangible assets, with weighted-average estimated lives of approximately 10 years, five years and three years, respectively. See Note 3, Acquisitions, for more information.

12. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statement of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Lease cost:
Operating lease cost(1)	$39	$36	$78	$73
Variable lease cost(2)	10	10	20	19
Total lease cost	$49	$46	$98	$92

(1)	Amounts include short-term leases, which are immaterial for the three and six months ended June 30, 2021 and 2020.
(2)

Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of right-of-use (“ROU”) assets and operating lease liabilities.

The following table presents operating leases included on the condensed consolidated statements of financial condition:

	Statement of
	Financial Condition	June 30,	December 31,
(in millions)	Classification	2021	2020
Statement of Financial Condition information:
Operating lease ROU assets	Other assets	$613	$649
Operating lease liabilities	Other liabilities	$713	$755

Supplemental information related to operating leases is summarized below:

	Six Months Ended
	June 30,
(in millions)	2021	2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$81	$76

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$28	$77

	June 30,		December 31,
	2021		2020
Lease term and discount rate:
Weighted-average remaining lease term	8	years	8	years
Weighted-average discount rate	3%		3%

13. Other Assets

iCapital

On March 10, 2020, in connection with a recapitalization of iCapital Network, Inc. (“iCapital”), BlackRock received additional stock in exchange for certain securities it held, which resulted in a nonoperating pre-tax gain of approximately $240 million in the condensed consolidated statement of income for the six months ended June 30, 2020. Following this transaction, the Company accounts for its interest in iCapital as an equity method investment, which is included in other assets on the condensed consolidated statements of financial condition. At June 30, 2021 and December 31, 2020, the carrying value of the Company’s interest in iCapital was approximately $294 million and $296 million, respectively.

14. Borrowings

Short-Term Borrowings

2021 Revolving Credit Facility.  In March 2021, the Company’s credit facility was amended to increase the aggregate commitment amount to $4.4 billion and to extend the maturity date to March 2026 (the “2021 credit facility”). In addition, the amendment incorporated certain sustainability-linked pricing metrics into the agreement. Specifically, the Company’s applicable interest rate and commitment fee are subject to upward or downward adjustments on an annual basis if the Company achieves, or fails to achieve, certain specified targets. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate, or an applicable replacement benchmark, plus a spread. The 2021 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2021 credit facility to an aggregate principal amount not to exceed $5.4 billion. The 2021 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2021. The 2021 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At June 30, 2021, the Company had no amount outstanding under the 2021 credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2021 credit facility. At June 30, 2021, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at June 30, 2021 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
3.375% Notes due 2022	$750	$—	$750	$772
3.50% Notes due 2024	1,000	(3)	997	1,080
1.25% Notes due 2025	830	(3)	827	873
3.20% Notes due 2027	700	(5)	695	774
3.25% Notes due 2029	1,000	(11)	989	1,117
2.40% Notes due 2030	1,000	(6)	994	1,045
1.90% Notes due 2031	1,250	(11)	1,239	1,248
Total Long-term Borrowings	$6,530	$(39)	$6,491	$6,909

In May 2021, the Company fully repaid $750 million of 4.25% notes at maturity.

Long-term borrowings at December 31, 2020 had a carrying value of $7.3 billion and a fair value of $7.9 billion, determined using market prices at the end of December 31, 2020.

See Note 15, Borrowings, in the 2020 Form 10-K for more information regarding the Company’s borrowings.

15. Commitments and Contingencies

Investment Commitments.   At June 30, 2021, the Company had $930 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments Related to Business Acquisitions.  In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue from acquired contracts. The fair value of the remaining aggregate contingent payments at June 30, 2021 totaled $34 million and is included in other liabilities on the condensed consolidated statements of financial condition.

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

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed unaffiliated peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain CTFs managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that the plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to the plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, and on June 3, 2019, the plaintiffs filed a motion seeking to certify both the Plan and the CTF classes. On September 3, 2019, the court granted BlackRock’s motion to dismiss part of the plaintiffs’ claim seeking to recover alleged losses in the securities lending vehicles but denied the motion to dismiss in all other respects. On February 11, 2020, the court denied the plaintiffs’ motion to certify the CTF class and granted their motion to certify the Plan class. On April 27, 2020, the Ninth Circuit denied the plaintiffs’ request to immediately appeal the class certification ruling. On September 24, 2020, the parties cross-moved for summary judgment, both of which were denied on January 12, 2021. On February 5, 2021, the parties reached a settlement in principle for $9.65 million which, if approved by the court, will resolve the lawsuit. On March 23, 2021, the plaintiffs filed a motion for preliminary approval of the settlement, which was granted on July 12, 2021. A hearing where the court will consider final approval of the settlement is currently scheduled for October 21, 2021.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of June 30, 2021 and subject to this type of indemnification was $297 billion. In the Company’s capacity as lending agent, cash and securities totaling $316 billion were held as collateral for indemnified securities on loan at June 30, 2021. The fair value of these indemnifications was not material at June 30, 2021.

16. Revenue

The table below presents detail of revenue for the three and six months ended June 30, 2021 and 2020 and includes the product mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$641	$381	$1,217	$779
ETFs	1,156	792	2,224	1,671
Non-ETF Index	198	178	374	341
Equity subtotal	1,995	1,351	3,815	2,791
Fixed income:
Active	545	464	1,070	945
ETFs	294	261	589	520
Non-ETF Index	116	129	229	241
Fixed income subtotal	955	854	1,888	1,706
Multi-asset	344	270	672	563
Alternatives:
Illiquid alternatives	167	128	335	276
Liquid alternatives	150	117	297	229
Currency and commodities(1)	55	35	108	67
Alternatives subtotal	372	280	740	572
Long-term	3,666	2,755	7,115	5,632
Cash management	91	211	234	389
Total investment advisory, administration fees and securities lending revenue	3,757	2,966	7,349	6,021
Investment advisory performance fees:
Equity	36	23	62	25
Fixed income	15	2	29	4
Multi-asset	9	2	17	3
Alternatives:
Illiquid alternatives	90	32	97	49
Liquid alternatives	190	53	264	72
Alternatives subtotal	280	85	361	121
Total performance fees	340	112	469	153
Technology services revenue	316	278	622	552
Distribution fees:
Retrocessions	264	162	502	331
12b-1 fees (US mutual fund distribution fees)	87	78	172	169
Other	18	13	35	29
Total distribution fees	369	253	709	529
Advisory and other revenue:
Advisory	9	17	24	34
Other	29	22	45	69
Total advisory and other revenue	38	39	69	103
Total revenue	$4,820	$3,648	$9,218	$7,358

_____________________________________________________________

(1)      Amounts include commodity ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
By client type:
Retail	$1,231	$825	$2,356	$1,697
ETFs	1,505	1,089	2,922	2,259
Institutional:
Active	657	546	1,307	1,120
Index	273	295	530	556
Total institutional	930	841	1,837	1,676
Long-term	3,666	2,755	7,115	5,632
Cash management	91	211	234	389
Total	$3,757	$2,966	$7,349	$6,021

By investment style:
Active	$1,842	$1,354	$3,581	$2,781
Index and ETFs	1,824	1,401	3,534	2,851
Long-term	3,666	2,755	7,115	5,632
Cash management	91	211	234	389
Total	$3,757	$2,966	$7,349	$6,021

Investment advisory and administration fees – remaining performance obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2021 and 2020:

June 30, 2021

	Remainder of
(in millions)	2021	2022	2023	2024	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$86	$168	$137	$82	$51	$524

June 30, 2020

	Remainder of
(in millions)	2020	2021	2022	2023	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$63	$114	$98	$84	$55	$414

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at June 30, 2021 and 2020. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Beginning balance	$748	$535	$584	$483
Net increase (decrease) in unrealized allocations	461	(87)	627	(25)
Performance fee revenue recognized	(77)	(30)	(79)	(40)
Ending balance	$1,132	$418	$1,132	$418

Technology services revenue – remaining performance obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2021 and 2020:

June 30, 2021

	Remainder of
(in millions)	2021	2022	2023	2024	Thereafter	Total
Technology services revenue(1)(2)	$67	$71	$40	$20	$14	$212

June 30, 2020

	Remainder of
(in millions)	2020	2021	2022	2023	Thereafter	Total
Technology services revenue(1)(2)	$72	$75	$40	$17	$12	$216

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of June 30, 2021, the estimated fixed minimum fees for the remainder of the year approximated $375 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three and six months ended June 30, 2021 and 2020, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Beginning balance	$111	$114	$123	$116
Additions (1)	26	28	44	58
Revenue recognized that was included in the beginning balance	(30)	(34)	(60)	(66)
Ending balance	$107	$108	$107	$108

(1)	Amounts are net of revenue recognized.

17. Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the six months ended June 30, 2021 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2020	2,139,930	$489.81
Granted	842,669	$741.31
Converted	(721,020)	$507.97
Forfeited	(33,638)	$574.77
June 30, 2021	2,227,941	$577.78

In January 2021, the Company granted 470,253 RSUs or shares of restricted stock to employees as part of 2020 annual incentive compensation that vest ratably over three years from the date of grant and 247,621 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2024. The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during the six months ended June 30, 2021 was $625 million.

At June 30, 2021, the intrinsic value of outstanding RSUs was $1.9 billion, reflecting a closing stock price of $874.97.

At June 30, 2021, total unrecognized stock-based compensation expense related to unvested RSUs was $717 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.5 years.

Performance-Based RSUs.

Performance-based RSU activity for the six months ended June 30, 2021 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2020	700,217	$494.51
Granted	162,029	$739.22
Additional shares granted due to attainment of performance measures	4,545	$566.44
Converted	(193,872)	$566.44
June 30, 2021	672,919	$533.19

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

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the six months ended June 30, 2021 was $122 million.

At June 30, 2021, the intrinsic value of outstanding performance-based RSUs was $589 million, reflecting a closing stock price of $874.97.

At June 30, 2021, total unrecognized stock-based compensation expense related to unvested performance-based awards was $220 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.5 years.

See Note 18, Stock-Based Compensation, in the 2020 Form 10-K for more information on performance-based RSUs.

Performance-based Stock Options.

Stock options outstanding at both June 30, 2021 and December 31, 2020 were 1,915,792 with a weighted-average exercise price of $513.50.

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

At June 30, 2021, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $62 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.4 years. At June 30, 2021, the weighted-average remaining life of the awards is approximately 5.4 years.

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

At June 30, 2021, the Company was required to maintain approximately $2.4 billion in net capital in certain regulated subsidiaries, including BTC (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom (“UK”), and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

19. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Beginning balance	$(411)	$(810)	$(337)	$(571)
Foreign currency translation adjustments(1)	23	29	(51)	(210)
Ending balance	$(388)	$(781)	$(388)	$(781)

(1)

Amounts for the three months ended June 30, 2021 and 2020 include a loss from a net investment hedge of $6 million (net of tax benefit of $2 million) and $14 million (net of tax benefit of $4 million), respectively. Amount for the six months ended June 30, 2021 includes a gain from a net investment hedge of $20 million (net of tax expense of $6 million). Gain (loss) from a net investment hedge was immaterial for the six months ended June 30, 2020.

20. Capital Stock

Share Repurchases.  During the six months ended June 30, 2021, the Company repurchased 0.8 million common shares under the Company’s existing share repurchase program for approximately $600 million. At June 30, 2021, there were 4.3 million shares still authorized to be repurchased under the program.

21. Income Taxes

Income tax expense for the three and six months ended June 30, 2021 included $171 million noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the UK increasing its corporate tax rate.

The six months ended June 30, 2021 and 2020 income tax expense reflected $39 million and $66 million, respectively, of discrete tax benefits, including benefits related to stock-based compensation awards that vested in the first quarter of each year.

The six months ended June 30, 2020 income tax expense included discrete tax benefit of $241 million recognized in connection with the charitable contribution of BlackRock’s remaining 20% stake in PennyMac Financial Services, Inc. (the “Charitable Contribution”).

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2021 and 2020 under the treasury stock method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2021	2020	2021	2020
Net income attributable to BlackRock, Inc.	$1,378	$1,214	$2,577	$2,020
Basic weighted-average shares outstanding	152,443,039	153,732,878	152,504,902	154,488,079
Dilutive effect of:
Nonparticipating RSUs	1,304,463	979,154	1,294,242	1,068,108
Stock options	670,079	—	560,209	—
Total diluted weighted-average shares outstanding	154,417,581	154,712,032	154,359,353	155,556,187
Basic earnings per share	$9.04	$7.90	$16.90	$13.08
Diluted earnings per share	$8.92	$7.85	$16.69	$12.99

The amount of anti-dilutive RSUs was immaterial for the three and six months ended June 30, 2021 and 2020. Certain performance-based RSUs were excluded from the diluted EPS calculation because the designated contingency was not met for the three and six months ended June 30, 2021 and 2020, respectively. In addition, performance-based stock options were excluded from the diluted EPS calculation for the three and six months ended June 30, 2020 because the designated contingency was not met.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three and six months ended June 30, 2021 and 2020 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
Revenue	2021	2020	2021	2020
Americas	$3,158	$2,470	$5,968	$4,950
Europe	1,440	1,020	2,827	2,087
Asia-Pacific	222	158	423	321
Total revenue	$4,820	$3,648	$9,218	$7,358

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at June 30, 2021 and December 31, 2020 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	June 30,	December 31,
Long-lived Assets	2021	2020
Americas	$14,660	$13,784
Europe	1,349	1,360
Asia-Pacific	94	88
Total long-lived assets	$16,103	$15,232

Americas is primarily comprised of the United States, Latin America and Canada, while Europe is primarily comprised of the UK, the Netherlands, France and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) a pandemic or health crisis, including the COVID-19 pandemic, and its continued impact on financial institutions, the global economy or capital markets, as well as BlackRock’s products, clients, vendors and employees, and BlackRock’s results of operations, the full extent of which may be unknown; (2) the introduction, withdrawal, success and timing of business initiatives and strategies; (3) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (4) the relative and absolute investment performance of BlackRock’s investment products; (5) BlackRock’s ability to develop new products and services that address client preferences; (6) the impact of increased competition; (7) the impact of future acquisitions or divestitures; (8) BlackRock’s ability to integrate acquired businesses successfully; (9) the unfavorable resolution of legal proceedings; (10) the extent and timing of any share repurchases; (11) the impact, extent and timing of technological changes and the adequacy of intellectual property, information and cyber security protection; (12) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (13) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock; (14) changes in law and policy and uncertainty pending any such changes; (15) any failure to effectively manage conflicts of interest; (16) damage to BlackRock’s reputation; (17) terrorist activities, civil unrest, international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (18) the ability to attract and retain highly talented professionals; (19) fluctuations in the carrying value of BlackRock’s economic investments; (20) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (21) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (22) the failure by a key vendor of BlackRock to fulfill its obligations to the Company; (23) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (24) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded funds (“ETF”) platform; (25) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (26) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $9.5 trillion of AUM at June 30, 2021. With approximately 16,900 employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment management and technology services to institutional and retail clients worldwide.

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

COVID-19 Impact

BlackRock continues to actively monitor COVID-19 developments and their potential impact on the Company’s employees, business and operations, particularly in jurisdictions where BlackRock has significant employee populations and/or business activity.

The aggregate extent to which COVID-19, and existing and new variants of COVID-19, affect BlackRock’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, the emergence and spread of variants of the COVID-19 virus, the continuing prevalence of severe, unconstrained and/or escalating rates of infection in certain countries and regions, and the availability, adoption and efficacy of treatments and vaccines. See Part II, Item 1A - Risk Factors, of this filing for further information on the possible future impact of the COVID-19 pandemic on BlackRock’s business, results of operations and financial condition.

United Kingdom Exit from European Union

On December 31, 2020, the United Kingdom (“UK”) and the European Union (“EU”) reverted to being distinct regulatory, legal and customs territories. The UK and the EU concluded a free trade agreement, known as the “EU-UK Trade and Cooperation Agreement.” The agreement does not include any substantive provisions governing cross-border trade in financial services between the UK and the EU. As a result, since January 1, 2021, cross-border financial services trade between the UK and the EU has been governed by their respective financial services regulations and market access regimes. BlackRock implemented a number of steps to prepare for this outcome. These steps, which may add complexity to BlackRock’s future European operations, include effecting organizational, governance and operational changes, applying for and receiving additional licenses and permissions in the EU, and engaging in client communications. In addition, depending on how the future relationship between the UK and the EU develops, BlackRock may experience further organizational and operational challenges and incur additional costs in connection with its European operations, particularly with regard to delegation and outsourcing, which may impede the Company’s growth or impact its financial performance.

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

EXECUTIVE SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2021	2020	2021	2020
GAAP basis:
Total revenue	$4,820	$3,648	$9,218	$7,358
Total expense	2,889	2,242	5,742	5,268
Operating income	$1,931	$1,406	$3,476	$2,090
Operating margin	40.1%	38.5%	37.7%	28.4%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	101	169	73	277
Income tax expense	(654)	(361)	(972)	(347)
Net income attributable to BlackRock	$1,378	$1,214	$2,577	$2,020
Diluted earnings per common share	$8.92	$7.85	$16.69	$12.99
Effective tax rate	32.2%	22.9%	27.4%	14.7%
As adjusted(1):
Operating income	$1,931	$1,406	$3,476	$2,679
Operating margin	44.9%	43.7%	44.7%	42.7%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$101	$169	$73	$155
Net income attributable to BlackRock	$1,549	$1,214	$2,748	$2,246
Diluted earnings per common share	$10.03	$7.85	$17.80	$14.44
Effective tax rate	23.8%	22.9%	22.6%	20.7%
Other:
AUM (end of period)	$9,495,993	$7,317,949	$9,495,993	$7,317,949
Diluted weighted-average common shares outstanding	154,417,581	154,712,032	154,359,353	155,556,187
Shares outstanding (end of period)	152,298,784	152,460,239	152,298,784	152,460,239
Book value per share(2)	$236.59	$214.68	$236.59	$214.68
Cash dividends declared and paid per share	$4.13	$3.63	$8.26	$7.26

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Total BlackRock stockholders’ equity divided by total shares outstanding at June 30 of the respective period-end.

THREE MONTHS ENDED JUNE 30, 2021 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2020

GAAP.   Operating income of $1,931 million increased $525 million and operating margin of 40.1% increased 160 bps from the second quarter of 2020. Increases in operating income and operating margin reflected significant market gains as well as strong organic growth, higher performance fees and technology services revenue, partially offset by higher expense, including higher employee compensation and benefits, higher volume-related expense and higher general and administration expense. Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) decreased $68 million from the second quarter of 2020, reflecting lower mark-to-market gains on the Company’s un-hedged seed capital portfolios and certain minority investments, partially offset by higher mark-to-market gains on the Company’s private equity co-investment portfolio.

Second quarter 2021 income tax expense included $171 million of noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the UK increasing its corporate tax rate. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $1.07, or 14%, from the second quarter of 2020, reflecting higher operating income, partially offset by lower nonoperating income and a higher effective tax rate in the current quarter.

As Adjusted.  Operating income of $1,931 million increased $525 million and operating margin of 44.9% increased 120 bps from the second quarter of 2020. Earnings per diluted common share increased $2.18, or 28%, from the second quarter of 2020. The noncash net tax expense related to the revaluation of certain deferred tax assets and liabilities described above has been excluded from as adjusted results.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2020

GAAP.   Operating income of $3,476 million increased $1,386 million and operating margin of 37.7% increased 930 bps from the six months ended June 30, 2020. Increases in operating income and operating margin reflected the impact of $589 million related to the previously reported charitable contribution of BlackRock’s remaining 20% stake in PennyMac Financial Services, Inc. (the “Charitable Contribution”) during the six months ended June 30, 2020. Operating income and operating margin also reflected higher investment advisory and administration fees (collectively “base fees”), performance fees and technology services revenue, partially offset by higher employee compensation and benefits expense and higher product launch costs in 2021, including the impact of $178 million associated with the March 2021 close of the $4.9 billion BlackRock Innovation and Growth Trust.

Nonoperating income (expense) less net income (loss) attributable to NCI decreased $204 million from the six months ended June 30, 2020, reflecting the impact of a pre-tax gain of approximately $240 million in connection with a recapitalization of iCapital Network, Inc. (“iCapital”) and $122 million pre-tax gain related to the Charitable Contribution during the six months ended June 30, 2020, partially offset by mark-to-market gains on the Company’s co-investment and un-hedged seed capital portfolios during the six months ended June 30, 2021.

Income tax expense for the six months ended June 30, 2021 reflected the $171 million noncash net expense described above. Income tax expense for the six months ended June 30, 2020 included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution. Income tax expense for the six months ended June 30, 2021 and 2020 also reflected $39 million and $66 million, respectively, of discrete tax benefits, including benefits related to stock-based compensation awards that vested in the first quarter of each year.  See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $3.70, or 28%, from the six months ended June 30, 2020, reflecting the impact of the Charitable Contribution incurred in the six months ended June 30, 2020. The increase in earnings per diluted common share also included higher revenue, partially offset by higher product launch costs, lower nonoperating income, and a higher effective tax rate in the six months ended June 30, 2021.

As Adjusted.  Operating income of $3,476 million increased $797 million and operating margin of 44.7% increased 200 bps from the six months ended June 30, 2020. Earnings per diluted common share increased $3.36, or 23%, from the six months ended June 30, 2020, primarily due to higher operating income, partially offset by lower nonoperating income and a higher effective tax rate in the six months ended June 30, 2021. Income tax expense for the six months ended June 30, 2021 excluded the $171 million noncash net expense described above. The financial impact related to the Charitable Contribution has been excluded from as adjusted results for the six months ended June 30, 2020.

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

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Operating income, GAAP basis	$1,931	$1,406	$3,476	$2,090
Non-GAAP expense adjustment:
Charitable Contribution	—	—	—	589
Operating income, as adjusted	1,931	1,406	3,476	2,679
Product launch costs and commissions	—	—	185	87
Operating income used for operating margin measurement	$1,931	$1,406	$3,661	$2,766
Revenue, GAAP basis	$4,820	$3,648	$9,218	$7,358
Non-GAAP adjustments:
Distribution fees	(369)	(253)	(709)	(529)
Investment advisory fees	(154)	(176)	(319)	(345)
Revenue used for operating margin measurement	$4,297	$3,219	$8,190	$6,484
Operating margin, GAAP basis	40.1%	38.5%	37.7%	28.4%
Operating margin, as adjusted	44.9%	43.7%	44.7%	42.7%

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

•

Operating income, as adjusted, includes a non-GAAP expense adjustment during the six months ended June 30, 2020. The Charitable Contribution expense of $589 million has been excluded from operating income, as adjusted, due to its nonrecurring nature.

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

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Nonoperating income (expense), GAAP basis	$270	$357	$316	$286
Less: Net income (loss) attributable to NCI	169	188	243	9
Nonoperating income (expense), net of NCI	101	169	73	277
Less: Gain related to the Charitable Contribution	—	—	—	122
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$101	$169	$73	$155

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

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2021	2020	2021	2020
Net income attributable to BlackRock, Inc., GAAP basis	$1,378	$1,214	$2,577	$2,020
Non-GAAP adjustment:
Charitable Contribution, net of tax	—	—	—	226
Income tax matters	171	—	171	—
Net income attributable to BlackRock, Inc., as adjusted	$1,549	$1,214	$2,748	$2,246
Diluted weighted-average common shares outstanding	154.4	154.7	154.4	155.6
Diluted earnings per common share, GAAP basis	$8.92	$7.85	$16.69	$12.99
Diluted earnings per common share, as adjusted	$10.03	$7.85	$17.80	$14.44

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

The six months ended June 30, 2020 included a discrete tax benefit of $241 million that was recognized in connection with the Charitable Contribution. The discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the Charitable Contribution. Amounts for income tax matters represent net noncash (benefits) expense primarily associated with the revaluation of certain deferred tax liabilities related to intangible assets and goodwill as a result of tax rate changes. These amounts have been excluded from the as adjusted results as these items will not have a cash flow impact and to ensure comparability among periods presented.

Per share amounts reflect net income attributable to BlackRock, Inc., as adjusted divided by diluted weighted-average common shares outstanding.

ASSETS UNDER MANAGEMENT

AUM for reporting purposes generally is based upon how base fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM				Net inflows (outflows)
					Three Months	Six Months	Twelve Months
					Ended	Ended	Ended
	June 30,	March 31,	December 31,	June 30,	June 30,	June 30,	June 30,
(in millions)	2021	2021	2020	2020	2021	2021	2021
Retail	$995,483	$934,177	$845,917	$695,154	$21,386	$57,896	$112,767
ETFs	3,031,505	2,813,524	2,669,007	2,162,597	75,147	143,636	263,723
Institutional:
Active	1,624,049	1,524,430	1,524,462	1,341,610	43,469	60,002	90,975
Index	3,097,073	3,009,150	2,948,683	2,482,336	(80,298)	(69,192)	(61,319)
Institutional subtotal	4,721,122	4,533,580	4,473,145	3,823,946	(36,829)	(9,190)	29,656
Long-term	8,748,110	8,281,281	7,988,069	6,681,697	59,704	192,342	406,146
Cash management	727,603	703,916	666,252	619,351	23,339	62,529	99,239
Advisory(1)	20,280	22,214	22,359	16,901	(2,083)	(2,269)	2,853
Total	$9,495,993	$9,007,411	$8,676,680	$7,317,949	$80,960	$252,602	$508,238

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM				Net inflows (outflows)
					Three Months	Six Months	Twelve Months
					Ended	Ended	Ended
	June 30,	March 31,	December 31,	June 30,	June 30,	June 30,	June 30,
(in millions)	2021	2021	2020	2020	2021	2021	2021
Active	$2,446,632	$2,297,642	$2,250,887	$1,943,828	$62,750	$121,704	$199,824
Index and ETFs	6,301,478	5,983,639	5,737,182	4,737,869	(3,046)	70,638	206,322
Long-term	8,748,110	8,281,281	7,988,069	6,681,697	59,704	192,342	406,146
Cash management	727,603	703,916	666,252	619,351	23,339	62,529	99,239
Advisory(1)	20,280	22,214	22,359	16,901	(2,083)	(2,269)	2,853
Total	$9,495,993	$9,007,411	$8,676,680	$7,317,949	$80,960	$252,602	$508,238

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
					Three Months	Six Months	Twelve Months
					Ended	Ended	Ended
	June 30,	March 31,	December 31,	June 30,	June 30,	June 30,	June 30,
(in millions)	2021	2021	2020	2020	2021	2021	2021
Equity	$5,034,391	$4,745,781	$4,419,806	$3,519,225	$(26,453)	$23,407	$73,654
Fixed income	2,712,165	2,620,460	2,674,488	2,411,092	41,290	102,129	235,197
Multi-asset	748,770	677,372	658,733	551,362	36,137	49,889	63,467
Alternatives:
Illiquid alternatives	95,961	92,207	85,770	76,607	3,347	9,572	16,303
Liquid alternatives	81,560	76,266	73,218	63,120	3,319	5,673	9,262
Currency and commodities(2)	75,263	69,195	76,054	60,291	2,064	1,672	8,263
Alternatives subtotal	252,784	237,668	235,042	200,018	8,730	16,917	33,828
Long-term	8,748,110	8,281,281	7,988,069	6,681,697	59,704	192,342	406,146
Cash management	727,603	703,916	666,252	619,351	23,339	62,529	99,239
Advisory(1)	20,280	22,214	22,359	16,901	(2,083)	(2,269)	2,853
Total	$9,495,993	$9,007,411	$8,676,680	$7,317,949	$80,960	$252,602	$508,238

(1)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $2.2 billion of ETFs AUM held in advisory accounts associated with the Federal Reserve Bank of New York (“FRBNY”) assignment as of June 30, 2021 (disclosed via FRBNY reporting as of July 13, 2021) are included within ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(2)	Amounts include commodity ETFs.

Component Changes in AUM for the Three Months Ended June 30, 2021

The following table presents the component changes in AUM by client type and product type for the three months ended June 30, 2021.

		Net
	March 31,	inflows	Market	FX	June 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2021	AUM(2)
Retail:
Equity	$407,715	$9,866	$28,643	$103	$446,327	$431,075
Fixed income	349,640	6,689	2,480	671	359,480	355,500
Multi-asset	139,115	879	7,161	73	147,228	144,138
Alternatives	37,707	3,952	748	41	42,448	40,310
Retail subtotal	934,177	21,386	39,032	888	995,483	971,023
ETFs:
Equity	2,077,818	51,376	126,762	1,872	2,257,828	2,186,497
Fixed income	667,829	21,710	9,639	831	700,009	686,205
Multi-asset	6,958	379	310	16	7,663	7,359
Alternatives	60,919	1,682	3,380	24	66,005	65,379
ETFs subtotal	2,813,524	75,147	140,091	2,743	3,031,505	2,945,440
Institutional:
Active:
Equity	176,081	(3,958)	11,876	175	184,174	181,046
Fixed income	692,474	9,058	14,558	581	716,671	706,642
Multi-asset	522,220	35,148	26,086	1,128	584,582	549,152
Alternatives	133,655	3,221	1,708	38	138,622	136,351
Active subtotal	1,524,430	43,469	54,228	1,922	1,624,049	1,573,191
Index:
Equity	2,084,167	(83,737)	143,764	1,868	2,146,062	2,127,456
Fixed income	910,517	3,833	21,230	425	936,005	931,252
Multi-asset	9,079	(269)	500	(13)	9,297	9,193
Alternatives	5,387	(125)	451	(4)	5,709	5,671
Index subtotal	3,009,150	(80,298)	165,945	2,276	3,097,073	3,073,572
Institutional subtotal	4,533,580	(36,829)	220,173	4,198	4,721,122	4,646,763
Long-term	8,281,281	59,704	399,296	7,829	8,748,110	8,563,226
Cash management	703,916	23,339	(84)	432	727,603	732,270
Advisory(3)	22,214	(2,083)	141	8	20,280	21,596
Total	$9,007,411	$80,960	$399,353	$8,269	$9,495,993	$9,317,092

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $2.2 billion of ETFs AUM held in advisory accounts associated with the FRBNY assignment as of June 30, 2021 (disclosed via FRBNY reporting as of July 13, 2021) are included within Fixed Income ETFs AUM above. These holdings are excluded from Advisory AUM.

The following table presents the component changes in AUM by investment style and product type for the three months ended June 30, 2021.

		Net
	March 31,	inflows	Market	FX	June 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2021	AUM(2)
Active:
Equity	$443,780	$4,182	$31,012	$266	$479,240	$465,115
Fixed income	1,021,168	15,370	16,743	1,236	1,054,517	1,040,682
Multi-asset	661,333	36,026	33,246	1,201	731,806	693,285
Alternatives	171,361	7,172	2,457	79	181,069	176,660
Active subtotal	2,297,642	62,750	83,458	2,782	2,446,632	2,375,742
Index and ETFs:
ETFs:
Equity	2,077,818	51,376	126,762	1,872	2,257,828	2,186,497
Fixed income	667,829	21,710	9,639	831	700,009	686,205
Multi-asset	6,958	379	310	16	7,663	7,359
Alternatives	60,919	1,682	3,380	24	66,005	65,379
ETFs subtotal	2,813,524	75,147	140,091	2,743	3,031,505	2,945,440
Non-ETF Index:
Equity	2,224,183	(82,011)	153,271	1,880	2,297,323	2,274,462
Fixed income	931,463	4,210	21,525	441	957,639	952,712
Multi-asset	9,081	(268)	501	(13)	9,301	9,198
Alternatives	5,388	(124)	450	(4)	5,710	5,672
Non-ETF Index subtotal	3,170,115	(78,193)	175,747	2,304	3,269,973	3,242,044
Index & ETFs subtotal	5,983,639	(3,046)	315,838	5,047	6,301,478	6,187,484
Long-term	8,281,281	59,704	399,296	7,829	8,748,110	8,563,226
Cash management	703,916	23,339	(84)	432	727,603	732,270
Advisory(3)	22,214	(2,083)	141	8	20,280	21,596
Total	$9,007,411	$80,960	$399,353	$8,269	$9,495,993	$9,317,092

The following table presents the component changes in AUM by product type for the three months ended June 30, 2021.

		Net
	March 31,	inflows	Market	FX	June 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2021	AUM(2)
Equity	$4,745,781	$(26,453)	$311,045	$4,018	$5,034,391	$4,926,074
Fixed income	2,620,460	41,290	47,907	2,508	2,712,165	2,679,599
Multi-asset	677,372	36,137	34,057	1,204	748,770	709,842
Alternatives:
Illiquid alternatives	92,207	3,347	352	55	95,961	94,238
Liquid alternatives	76,266	3,319	1,945	30	81,560	79,138
Currency and commodities(4)	69,195	2,064	3,990	14	75,263	74,335
Alternatives subtotal	237,668	8,730	6,287	99	252,784	247,711
Long-term	8,281,281	59,704	399,296	7,829	8,748,110	8,563,226
Cash management	703,916	23,339	(84)	432	727,603	732,270
Advisory(3)	22,214	(2,083)	141	8	20,280	21,596
Total	$9,007,411	$80,960	$399,353	$8,269	$9,495,993	$9,317,092

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $2.2 billion of ETFs AUM held in advisory accounts associated with the FRBNY assignment as of June 30, 2021 (disclosed via FRBNY reporting as of July 13, 2021) are included within Fixed Income ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(4)	Amounts include commodity ETFs.

AUM increased $488.6 billion to $9.5 trillion at June 30, 2021, driven by net market appreciation and positive net inflows.

Long-term net inflows of $59.7 billion were comprised of net inflows of $75.1 billion and $21.4 billion into ETFs and retail, respectively, partially offset by net outflows $36.8 billion from institutional clients. Net flows in long-term products are described below.

•

ETFs net inflows of $75.1 billion reflected continued growth in core equity and sustainable ETFs, as well as inflows into precision exposures and renewed strength in fixed income ETFs. Net inflows were positive across all asset classes and were led by equity and fixed income. Equity net inflows of $51.4 billion were driven by both US and international equity market exposures. Fixed income net inflows of $21.7 billion were led by flows into core, inflation linked, emerging market and municipal bond ETFs. By region, ETFs inflows were diversified with $45.8 billion of net inflows in US-listed ETFs and $25.9 billion of net inflows in European-listed ETFs.

•

Retail net inflows of $21.4 billion were positive in both the US and internationally, and across all major asset classes. Equity net inflows of $9.9 billion reflected strength in global and thematic equity funds, and fixed income net inflows of $6.7 billion were driven by global and US core fixed income funds. Retail alternatives net inflows of $4.0 billion were led by event-driven and systematic multi-strategy funds.

•

Institutional active net inflows of $43.5 billion were led by $35.1 billion of multi-asset net inflows largely driven by a significant Outsourced Chief Investment Officer (“OCIO”) mandate from a UK pension client. Net inflows also reflected continued growth in LifePath® target-date funds and alternatives.

•	Institutional index net outflows of $80.3 billion included the full impact of a $58 billion low-fee institutional index redemption from a large US public pension client.

Cash management AUM increased to $727.6 billion, driven by net inflows of $23.3 billion.

Net market appreciation of $399.4 billion was primarily driven by global equity and fixed income market appreciation.

AUM increased $8.3 billion due to the positive impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the Euro and the Canadian dollar.

Component Changes in AUM for the Six Months Ended June 30, 2021

The following table presents the component changes in AUM by client type and product type for the six months ended June 30, 2021.

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Retail:
Equity	$338,434	$24,199	$41,324	$43,286	$(916)	$446,327	$401,271
Fixed income	340,468	21,486	—	(1,300)	(1,174)	359,480	350,847
Multi-asset	132,624	4,874	—	9,837	(107)	147,228	139,864
Alternatives	34,391	7,337	—	787	(67)	42,448	38,207
Retail subtotal	845,917	57,896	41,324	52,610	(2,264)	995,483	930,189
ETFs:
Equity	1,905,101	117,798	—	238,644	(3,715)	2,257,828	2,080,914
Fixed income	690,033	23,315	—	(11,332)	(2,007)	700,009	685,500
Multi-asset	6,268	945	—	420	30	7,663	6,948
Alternatives	67,605	1,578	—	(3,151)	(27)	66,005	66,467
ETFs subtotal	2,669,007	143,636	—	224,581	(5,719)	3,031,505	2,839,829
Institutional:
Active:
Equity	169,522	(3,491)	—	18,964	(821)	184,174	176,544
Fixed income	716,269	11,322	—	(7,836)	(3,084)	716,671	707,256
Multi-asset	511,242	43,631	—	32,733	(3,024)	584,582	532,983
Alternatives	127,429	8,540	—	3,124	(471)	138,622	133,087
Active subtotal	1,524,462	60,002	—	46,985	(7,400)	1,624,049	1,549,870
Index:
Equity	2,006,749	(115,099)	—	264,295	(9,883)	2,146,062	2,076,052
Fixed income	927,718	46,006	—	(25,587)	(12,132)	936,005	925,527
Multi-asset	8,599	439	—	499	(240)	9,297	8,872
Alternatives	5,617	(538)	—	685	(55)	5,709	5,619
Index subtotal	2,948,683	(69,192)	—	239,892	(22,310)	3,097,073	3,016,070
Institutional subtotal	4,473,145	(9,190)	—	286,877	(29,710)	4,721,122	4,565,940
Long-term	7,988,069	192,342	41,324	564,068	(37,693)	8,748,110	8,335,958
Cash management	666,252	62,529	—	(211)	(967)	727,603	697,856
Advisory(4)	22,359	(2,269)	—	176	14	20,280	21,952
Total	$8,676,680	$252,602	$41,324	$564,033	$(38,646)	$9,495,993	$9,055,766

(1)	Amounts include AUM attributable to the Aperio Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(4)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $2.2 billion of ETFs AUM held in advisory accounts associated with the FRBNY assignment as of June 30, 2021 (disclosed via FRBNY reporting as of July 13, 2021) are included within Fixed Income ETFs AUM above. These holdings are excluded from Advisory AUM.

The following table presents the component changes in AUM by investment style and product type for the six months ended June 30, 2021.

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Active:
Equity	$410,189	$25,202	$—	$45,605	$(1,756)	$479,240	$445,721
Fixed income	1,035,015	32,122	—	(8,317)	(4,303)	1,054,517	1,036,594
Multi-asset	643,864	48,504	—	42,569	(3,131)	731,806	672,842
Alternatives	161,819	15,876	—	3,912	(538)	181,069	171,293
Active subtotal	2,250,887	121,704	—	83,769	(9,728)	2,446,632	2,326,450
Index and ETFs:
ETFs:
Equity	1,905,101	117,798	—	238,644	(3,715)	2,257,828	2,080,914
Fixed income	690,033	23,315	—	(11,332)	(2,007)	700,009	685,500
Multi-asset	6,268	945	—	420	30	7,663	6,948
Alternatives	67,605	1,578	—	(3,151)	(27)	66,005	66,467
ETFs subtotal	2,669,007	143,636	—	224,581	(5,719)	3,031,505	2,839,829
Non-ETF Index:
Equity	2,104,516	(119,593)	41,324	280,940	(9,864)	2,297,323	2,208,146
Fixed income	949,440	46,692	—	(26,406)	(12,087)	957,639	947,036
Multi-asset	8,601	440	—	500	(240)	9,301	8,877
Alternatives	5,618	(537)	—	684	(55)	5,710	5,620
Non-ETF Index subtotal	3,068,175	(72,998)	41,324	255,718	(22,246)	3,269,973	3,169,679
Index & ETFs subtotal	5,737,182	70,638	41,324	480,299	(27,965)	6,301,478	6,009,508
Long-term	7,988,069	192,342	41,324	564,068	(37,693)	8,748,110	8,335,958
Cash management	666,252	62,529	—	(211)	(967)	727,603	697,856
Advisory(4)	22,359	(2,269)	—	176	14	20,280	21,952
Total	$8,676,680	$252,602	$41,324	$564,033	$(38,646)	$9,495,993	$9,055,766

The following table presents the component changes in AUM by product type for the six months ended June 30, 2021.

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Equity	$4,419,806	$23,407	$41,324	$565,189	$(15,335)	$5,034,391	$4,734,781
Fixed income	2,674,488	102,129	—	(46,055)	(18,397)	2,712,165	2,669,130
Multi-asset	658,733	49,889	—	43,489	(3,341)	748,770	688,667
Alternatives:
Illiquid alternatives	85,770	9,572	—	952	(333)	95,961	90,987
Liquid alternatives	73,218	5,673	—	2,736	(67)	81,560	77,169
Currency and commodities(5)	76,054	1,672	—	(2,243)	(220)	75,263	75,224
Alternatives subtotal	235,042	16,917	—	1,445	(620)	252,784	243,380
Long-term	7,988,069	192,342	41,324	564,068	(37,693)	8,748,110	8,335,958
Cash management	666,252	62,529	—	(211)	(967)	727,603	697,856
Advisory(4)	22,359	(2,269)	—	176	14	20,280	21,952
Total	$8,676,680	$252,602	$41,324	$564,033	$(38,646)	$9,495,993	$9,055,766

(1)	Amounts include AUM attributable to the Aperio Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(4)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $2.2 billion of ETFs AUM held in advisory accounts associated with the FRBNY assignment as of June 30, 2021 (disclosed via FRBNY reporting as of July 13, 2021) are included within Fixed Income ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(5)	Amounts include commodity ETFs.

AUM increased $819.3 billion to $9.5 trillion at June 30, 2021, driven by net market appreciation, positive net inflows, and AUM acquired in the Aperio Transaction, partially offset by the impact of foreign exchange movements.

Long-term net inflows of $192.3 billion were comprised of net inflows of $143.6 billion and $57.9 billion into ETFs and retail, respectively, partially offset by net outflows of $9.2 billion from institutional clients. Net flows in long-term products are described below.

•

ETFs net inflows of $143.6 billion reflected positive flows across core equity, strategic and precision ETFs, and across asset classes. Equity net inflows of $117.8 billion were driven by both US and international equity market exposures. Fixed income net inflows of $23.3 billion were led by flows into investment grade corporate bonds, high yield, treasuries and core bond ETFs. By region, ETFs inflows were diversified with $90.3 billion of net inflows in US-listed ETFs and $44.9 billion of net inflows in European-listed ETFs.

•

Retail net inflows of $57.9 billion primarily reflected net inflows of $33.4 billion and $24.5 billion in the US and internationally, respectively. Retail net inflows reflected strength in thematic and global equity funds, global and US core fixed income funds, and alternatives funds.

•

Institutional active net inflows of $60 billion included the previously discussed impact of a significant OCIO mandate from a UK pension client, and also reflected continued growth in LifePath target-date funds, active fixed income strategies and illiquid alternatives.

•

Institutional index net outflows of $69.2 billion included the previously discussed impact of a $58 billion low-fee institutional index redemption. Equity net outflows of $115.1 billion were partially offset by fixed income net inflows of $46 billion.

Cash management AUM increased to $727.6 billion, driven by net inflows of $62.5 billion.

Net market appreciation of $564 billion was driven primarily by global equity market appreciation, partially offset by fixed income market declines.

AUM decreased $38.6 billion due to the negative impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar, largely against the Japanese yen and the Euro.

Component Changes in AUM for the Twelve Months Ended June 30, 2021

The following table presents the component changes in AUM by client type and product type for the twelve months ended June 30, 2021.

	June 30,	Net inflows		Market	FX	June 30,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Retail:
Equity	$254,104	$47,302	$41,324	$97,009	$6,588	$446,327	$345,277
Fixed income	301,160	44,028	—	9,401	4,891	359,480	334,847
Multi-asset	111,934	9,296	—	25,148	850	147,228	130,418
Alternatives	27,956	12,141	—	1,923	428	42,448	34,768
Retail subtotal	695,154	112,767	41,324	133,481	12,757	995,483	845,310
ETFs:
Equity	1,470,314	197,907	—	578,981	10,626	2,257,828	1,858,812
Fixed income	634,098	56,540	—	2,637	6,734	700,009	675,322
Multi-asset	5,074	1,516	—	997	76	7,663	6,250
Alternatives	53,111	7,760	—	5,006	128	66,005	65,259
ETFs subtotal	2,162,597	263,723	—	587,621	17,564	3,031,505	2,605,643
Institutional:
Active:
Equity	133,932	(2,308)	—	49,350	3,200	184,174	163,639
Fixed income	666,693	26,849	—	14,142	8,987	716,671	698,882
Multi-asset	426,553	52,413	—	93,379	12,237	584,582	499,070
Alternatives	114,432	14,021	—	7,477	2,692	138,622	126,717
Active subtotal	1,341,610	90,975	—	164,348	27,116	1,624,049	1,488,308
Index:
Equity	1,660,875	(169,247)	—	623,656	30,778	2,146,062	1,937,458
Fixed income	809,141	107,780	—	(19,713)	38,797	936,005	894,457
Multi-asset	7,801	242	—	1,296	(42)	9,297	8,576
Alternatives	4,519	(94)	—	1,176	108	5,709	5,244
Index subtotal	2,482,336	(61,319)	—	606,415	69,641	3,097,073	2,845,735
Institutional subtotal	3,823,946	29,656	—	770,763	96,757	4,721,122	4,334,043
Long-term	6,681,697	406,146	41,324	1,491,865	127,078	8,748,110	7,784,996
Cash management	619,351	99,239	—	(157)	9,170	727,603	673,619
Advisory(4)	16,901	2,853	—	479	47	20,280	20,975
Total	$7,317,949	$508,238	$41,324	$1,492,187	$136,295	$9,495,993	$8,479,590

(1)	Amounts include AUM attributable to the Aperio Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $2.2 billion of ETFs AUM held in advisory accounts associated with the FRBNY assignment as of June 30, 2021 (disclosed via FRBNY reporting as of July 13, 2021) are included within Fixed Income ETFs AUM above. These holdings are excluded from Advisory AUM.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended June 30, 2021.

	June 30,	Net inflows		Market	FX	June 30,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Active:
Equity	$312,809	$43,888	$—	$116,600	$5,943	$479,240	$400,020
Fixed income	950,143	68,072	—	23,910	12,392	1,054,517	1,013,129
Multi-asset	538,489	61,704	—	118,526	13,087	731,806	629,486
Alternatives	142,387	26,160	—	9,402	3,120	181,069	161,484
Active subtotal	1,943,828	199,824	—	268,438	34,542	2,446,632	2,204,119
Index and ETFs:
ETFs:
Equity	1,470,314	197,907	—	578,981	10,626	2,257,828	1,858,812
Fixed income	634,098	56,540	—	2,637	6,734	700,009	675,322
Multi-asset	5,074	1,516	—	997	76	7,663	6,250
Alternatives	53,111	7,760	—	5,006	128	66,005	65,259
ETFs subtotal	2,162,597	263,723	—	587,621	17,564	3,031,505	2,605,643
Non-ETF Index:
Equity	1,736,102	(168,141)	41,324	653,415	34,623	2,297,323	2,046,354
Fixed income	826,851	110,585	—	(20,080)	40,283	957,639	915,057
Multi-asset	7,799	247	—	1,297	(42)	9,301	8,578
Alternatives	4,520	(92)	—	1,174	108	5,710	5,245
Non-ETF Index subtotal	2,575,272	(57,401)	41,324	635,806	74,972	3,269,973	2,975,234
Index & ETFs subtotal	4,737,869	206,322	41,324	1,223,427	92,536	6,301,478	5,580,877
Long-term	6,681,697	406,146	41,324	1,491,865	127,078	8,748,110	7,784,996
Cash management	619,351	99,239	—	(157)	9,170	727,603	673,619
Advisory(4)	16,901	2,853	—	479	47	20,280	20,975
Total	$7,317,949	$508,238	$41,324	$1,492,187	$136,295	$9,495,993	$8,479,590

The following table presents the component changes in AUM by product type for the twelve months ended June 30, 2021.

	June 30,	Net inflows		Market	FX	June 30,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Equity	$3,519,225	$73,654	$41,324	$1,348,996	$51,192	$5,034,391	$4,305,186
Fixed income	2,411,092	235,197	—	6,467	59,409	2,712,165	2,603,508
Multi-asset	551,362	63,467	—	120,820	13,121	748,770	644,314
Alternatives:
Illiquid alternatives	76,607	16,303	—	1,570	1,481	95,961	85,690
Liquid alternatives	63,120	9,262	—	7,496	1,682	81,560	72,848
Currency and commodities(5)	60,291	8,263	—	6,516	193	75,263	73,450
Alternatives subtotal	200,018	33,828	—	15,582	3,356	252,784	231,988
Long-term	6,681,697	406,146	41,324	1,491,865	127,078	8,748,110	7,784,996
Cash management	619,351	99,239	—	(157)	9,170	727,603	673,619
Advisory(4)	16,901	2,853	—	479	47	20,280	20,975
Total	$7,317,949	$508,238	$41,324	$1,492,187	$136,295	$9,495,993	$8,479,590

(1)	Amounts include AUM attributable to the Aperio Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)

Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments. Approximately $2.2 billion of ETFs AUM held in advisory accounts associated with the FRBNY assignment as of June 30, 2021 (disclosed via FRBNY reporting as of July 13, 2021) are included within Fixed Income ETFs AUM or Fixed Income AUM above. These holdings are excluded from Advisory AUM.

(5)	Amounts include commodity ETFs.

AUM increased $2.18 trillion to $9.5 trillion at June 30, 2021, driven by net market appreciation, positive net inflows, the positive impact of foreign exchange movements and AUM acquired in the Aperio Transaction.

Long-term net inflows of $406.1 billion were comprised of net inflows of $263.7 billion, $112.8 billion and $29.6 billion from ETFs, retail and institutional clients, respectively. Net flows in long-term products are described below.

•

ETFs net inflows of $263.7 billion reflected positive flows across core equity, strategic and precision ETFs, and across asset classes. Equity net inflows of $197.9 billion were driven by both US and international equity market exposures. Fixed income net inflows of $56.5 billion were led by flows into investment grade corporate bonds, high yield, treasuries and core bond ETFs. By region, ETFs net inflows were diversified with $166.7 billion of net inflows in US-listed ETFs and $83.1 billion of net inflows in European-listed ETFs.

•

Retail net inflows of $112.8 billion included net inflows of $51.1 billion and $61.7 billion in the US and internationally, respectively. Retail net inflows reflected strength in thematic and global equity funds, global and US core fixed income funds, and alternatives funds.

•

Institutional active net inflows of $91 billion included the previously discussed impact of a significant OCIO mandate from a UK pension client, and also reflected continued growth in LifePath target-date funds, active fixed income strategies and illiquid alternatives.

•

Institutional index net outflows of $61.4 billion included the previously discussed impact of a $58 billion low-fee institutional index redemption. Equity net outflows of $169.2 billion were partially offset fixed income net inflows of $107.8 billion.

Cash management AUM increased to $727.6 billion, driven by net inflows of $99.2 billion.

Net market appreciation of $1.49 trillion was driven primarily by global equity market appreciation.

AUM increased $136.3 billion due to the positive impact of foreign exchange movements, primarily resulting from the weakening of the US dollar, largely against the British pound and the Euro.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and six months ended June 30, 2021 and 2020 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

Revenue

The table below presents detail of revenue for the three and six months ended June 30, 2021 and 2020 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$641	$381	$1,217	$779
ETFs	1,156	792	2,224	1,671
Non-ETF Index	198	178	374	341
Equity subtotal	1,995	1,351	3,815	2,791
Fixed income:
Active	545	464	1,070	945
ETFs	294	261	589	520
Non-ETF Index	116	129	229	241
Fixed income subtotal	955	854	1,888	1,706
Multi-asset	344	270	672	563
Alternatives:
Illiquid alternatives	167	128	335	276
Liquid alternatives	150	117	297	229
Currency and commodities(1)	55	35	108	67
Alternatives subtotal	372	280	740	572
Long-term	3,666	2,755	7,115	5,632
Cash management	91	211	234	389
Total investment advisory, administration fees and securities lending revenue	3,757	2,966	7,349	6,021
Investment advisory performance fees:
Equity	36	23	62	25
Fixed income	15	2	29	4
Multi-asset	9	2	17	3
Alternatives:
Illiquid alternatives	90	32	97	49
Liquid alternatives	190	53	264	72
Alternatives subtotal	280	85	361	121
Total performance fees	340	112	469	153
Technology services revenue	316	278	622	552
Distribution fees:
Retrocessions	264	162	502	331
12b-1 fees (US mutual fund distribution fees)	87	78	172	169
Other	18	13	35	29
Total distribution fees	369	253	709	529
Advisory and other revenue:
Advisory	9	17	24	34
Other	29	22	45	69
Total advisory and other revenue	38	39	69	103
Total revenue	$4,820	$3,648	$9,218	$7,358

(1)	Amounts include commodity ETFs.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)		Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(2)
	2021	2020	2021	2020	2021	2020	2021	2020
Equity:
Active	18%	13%	5%	4%	19%	12%	5%	4%
ETFs	31%	27%	24%	20%	30%	28%	23%	21%
Non-ETF Index	5%	6%	23%	24%	5%	6%	24%	24%
Equity subtotal	54%	46%	52%	48%	54%	46%	52%	49%
Fixed income:
Active	14%	16%	12%	12%	14%	16%	11%	12%
ETFs	8%	9%	7%	9%	8%	9%	8%	8%
Non-ETF Index	3%	4%	10%	12%	3%	4%	10%	12%
Fixed income subtotal	25%	29%	29%	33%	25%	29%	29%	32%
Multi-asset	9%	9%	8%	8%	9%	9%	8%	8%
Alternatives:
Illiquid alternatives	5%	4%	1%	1%	5%	5%	1%	1%
Liquid alternatives	4%	4%	1%	1%	4%	4%	1%	1%
Currency and commodities(3)	1%	1%	1%	1%	1%	1%	1%	1%
Alternatives subtotal	10%	9%	3%	3%	10%	10%	3%	3%
Long-term	98%	93%	92%	92%	98%	94%	92%	92%
Cash management	2%	7%	8%	8%	2%	6%	8%	8%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(3)	Amounts include commodity ETFs.

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Revenue increased $1,172 million, or 32%, from the three months ended June 30, 2020, reflecting significant market gains as well as strong organic growth, higher performance fees and 14% growth in technology services revenue.

Investment advisory, administration fees and securities lending revenue of $3,757 million increased $791 million from $2,966 million for the three months ended June 30, 2020, primarily driven by the positive impact of market beta and foreign exchange movements on average AUM and strong organic base fee growth, partially offset by the impact of yield-related fee waivers on certain money market funds and strategic pricing changes to certain products, and lower securities lending revenue. Securities lending revenue of $140 million decreased $70 million from $210 million for the three months ended June 30, 2020, primarily reflecting lower spreads, partially offset by higher average balances of securities on loan.

Investment advisory performance fees of $340 million increased $228 million from $112 million for the three months ended June 30, 2020, primarily reflecting higher revenue from liquid and illiquid alternative products.

Technology services revenue of $316 million increased $38 million from $278 million for the three months ended June 30, 2020, primarily reflecting higher revenue from Aladdin.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Revenue increased $1,860 million, or 25%, from the six months ended June 30, 2020, reflecting higher base and performance fees and higher technology services revenue, partially offset by lower securities lending revenue.

Investment advisory, administration fees and securities lending revenue of $7,349 million increased $1,328 million from $6,021 million for the six months ended June 30, 2020, primarily driven by the positive impact of market beta and foreign exchange movements on average AUM and organic growth, partially offset by the impact of yield-related fee waivers on certain money market funds and strategic pricing changes to certain products, and lower securities lending revenue. Securities lending revenue of $267 million decreased $101 million from $368 million for the six months ended June 30, 2020, primarily reflecting lower spreads, partially offset by higher average balances of securities on loan.

Investment advisory performance fees of $469 million increased $316 million from $153 million for the six months ended June 30, 2020, primarily reflecting higher revenue from liquid and illiquid alternative and long-only products.

Technology services revenue of $622 million increased $70 million from $552 million for the six months ended June 30, 2020, primarily reflecting higher revenue from Aladdin.

Advisory and other revenue of $69 million decreased $34 million from $103 million for the six months ended June 30, 2020, primarily reflecting the impact of the Charitable Contribution and lower fees from advisory assignments.

Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Expense:
Employee compensation and benefits	$1,548	$1,152	$2,957	$2,289
Distribution and servicing costs:
Retrocessions	264	162	502	331
12b-1 costs	85	75	168	164
Other	174	192	358	379
Total distribution and servicing costs	523	429	1,028	874
Direct fund expense	320	246	640	523
General and administration expense:
Marketing and promotional	53	39	88	108
Occupancy and office related	80	80	159	158
Portfolio services	87	65	174	130
Technology	129	92	233	180
Professional services	41	41	80	85
Communications	11	14	22	26
Foreign exchange remeasurement	(2)	1	2	6
Contingent consideration fair value adjustments	1	(2)	4	23
Product launch costs	—	—	178	84
Charitable Contribution	—	—	—	589
Other general and administration	61	58	106	141
Total general and administration expense	461	388	1,046	1,530
Amortization of intangible assets	37	27	71	52
Total expense	$2,889	$2,242	$5,742	$5,268

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Expense increased $647 million from the three months ended June 30, 2020, largely driven by higher employee compensation and benefits expense, higher volume-related expense, and higher general and administration expense.

Employee compensation and benefits expense increased $396 million from the three months ended June 30, 2020, primarily reflecting higher incentive compensation, driven by higher operating income and higher performance fees, and higher deferred compensation, reflecting the impact of additional grants associated with prior-year compensation and certain previous acquisition-related compensation arrangements.

Direct fund expense increased $74 million from the three months ended June 30, 2020, primarily reflecting higher average AUM.

General and administration expense increased $73 million from the three months ended June 30, 2020, largely driven by higher technology, portfolio services, and marketing and promotional expense.

Amortization of intangible assets expense increased $10 million from the three months ended June 30, 2020, primarily reflecting amortization of intangible assets related to the Aperio Transaction.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Expense increased $474 million from the six months ended June 30, 2020, largely driven by higher employee compensation and benefits expense and higher volume-related expense, partially offset by lower general and administration expense, reflecting the impact of the Charitable Contribution incurred in the six months ended June 30, 2020. Expense also reflected higher product launch costs during the six months ended June 30, 2021.

Employee compensation and benefits expense increased $668 million from the six months ended June 30, 2020, primarily reflecting higher incentive compensation, driven by higher operating income and higher performance fees, and higher deferred compensation.

Direct fund expense increased $117 million from the six months ended June 30, 2020, primarily reflecting higher average AUM.

General and administration expense decreased $484 million from the six months ended June 30, 2020, largely driven by the Charitable Contribution recorded in the six months ended June 30, 2020. General and administration expense also reflected higher product launch costs, higher technology and portfolio services expense, partially offset by lower marketing and promotional expense and contingent consideration fair value adjustments, and the impact of costs related to certain legal matters incurred during the six months ended June 30, 2020.

Amortization of intangible assets expense increased $19 million from the six months ended June 30, 2020, primarily reflecting amortization of intangible assets related to the Aperio Transaction.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Nonoperating income (expense), GAAP basis(1)	$270	$357	$316	$286
Less: Net income (loss) attributable to NCI	169	188	243	9
Nonoperating income (expense), net of NCI(2)	$101	$169	$73	$277

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net gain (loss) on investments(1)(2)
Private equity	$66	$8	$88	$(10)
Real assets	3	—	6	5
Other alternatives(3)	17	21	30	(4)
Other investments(4)	48	130	45	(20)
Subtotal	134	159	169	(29)
Gain related to the Charitable Contribution	—	—	—	122
Other gains (losses)(5)	11	51	(16)	256
Total net gain (loss) on investments(1)(2)	145	210	153	349
Interest and dividend income	8	10	27	25
Interest expense	(52)	(51)	(107)	(97)
Net interest expense	(44)	(41)	(80)	(72)
Nonoperating income (expense)(1)	$101	$169	$73	$277

(1)	Net of net income (loss) attributable to NCI.
(2)

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, is an effective measure for reviewing BlackRock’s nonoperating results, which ultimately impacts BlackRock’s book value. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and six months ended June 30, 2021 and 2020.

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

Income Tax Expense

	GAAP				As Adjusted(1)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Operating income(1)	$1,931	$1,406	$3,476	$2,090	$1,931	$1,406	$3,476	$2,679
Total nonoperating income (expense)(1)(2)	$101	$169	$73	$277	$101	$169	$73	$155
Income before income taxes	$2,032	$1,575	$3,549	$2,367	$2,032	$1,575	$3,549	$2,834
Income tax expense	$654	$361	$972	$347	$483	$361	$801	$588
Effective tax rate	32.2%	22.9%	27.4%	14.7%	23.8%	22.9%	22.6%	20.7%

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Net of net income (loss) attributable to NCI.

2021. Income tax expense for the three and six months ended June 30, 2021 included $171 million noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the UK increasing its corporate tax rate. Income tax expense for the six months ended June 30, 2021, also reflected $39 million of discrete tax benefits related to stock-based compensation awards that vested in the first quarter of 2021.

The as adjusted effective tax rate of 23.8% and 22.6% for the three and six months ended June 30, 2021, respectively, excluded the $171 million noncash deferred tax revaluation noncash expense mentioned above as it will not have a cash flow impact and to ensure comparability among periods presented.

2020. Income tax expense for the six months ended June 30, 2020, included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution and $66 million of discrete tax benefits, including benefits related to stock-based compensation awards that vested in the first quarter of 2020.

The as adjusted effective tax rate of 20.7% for the six months ended June 30, 2020 excluded the $241 million discrete tax benefit in connection with the Charitable Contribution due to its nonrecurring nature.

STATEMENT OF FINANCIAL CONDITION OVERVIEW

As Adjusted Statement of Financial Condition

The following table presents a reconciliation of the condensed consolidated statement of financial condition presented on a GAAP basis to the condensed consolidated statement of financial condition, excluding the impact of separate account assets and separate account collateral held under securities lending agreements (directly related to lending separate account securities) and separate account liabilities and separate account collateral liabilities under securities lending agreements and consolidated sponsored investment products (“CIPs”).

The Company presents the as adjusted statement of financial condition as additional information to enable investors to exclude certain assets that have equal and offsetting liabilities or NCI that ultimately do not have an impact on stockholders’ equity or cash flows. Management views the as adjusted statement of financial condition, which contains non-GAAP financial measures, as an economic presentation of the Company’s total assets and liabilities; however, it does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Separate Account Assets and Liabilities and Separate Account Collateral Held under Securities Lending Agreements

Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company that is a registered life insurance company in the UK, and represent segregated assets held for purposes of funding individual and group pension contracts. The Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company’s assets. The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the condensed consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.

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

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as variable interest entities (“VIEs”) and voting rights entities (“VREs”), (collectively, “consolidated sponsored investment products” or “CIPs”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2020 Form 10-K for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by CIPs to use in its operating activities. In addition, the Company cannot readily sell investments held by CIPs in order to obtain cash for use in the Company’s operations.

	June 30, 2021
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$6,416	$—	$280	$6,136
Accounts receivable	3,790	—	—	3,790
Investments	7,595	—	2,308	5,287
Separate account assets and collateral held under securities lending agreements	120,042	120,042	—	—
Other assets(3)	5,243	—	121	5,122
Subtotal	143,086	120,042	2,709	20,335
Goodwill and intangible assets, net	33,876	—	—	33,876
Total assets	$176,962	$120,042	$2,709	$54,211
Liabilities
Accrued compensation and benefits	$1,704	$—	$—	$1,704
Accounts payable and accrued liabilities	1,238	—	—	1,238
Borrowings	6,491	—	—	6,491
Separate account liabilities and collateral liabilities under securities lending agreements	120,042	120,042	—	—
Deferred income tax liabilities(4)	3,907	—	—	3,907
Other liabilities	5,190	—	429	4,761
Total liabilities	138,572	120,042	429	18,101
Equity
Total BlackRock, Inc. stockholders’ equity	36,033	—	—	36,033
Noncontrolling interests	2,357	—	2,280	77
Total equity	38,390	—	2,280	36,110
Total liabilities and equity	$176,962	$120,042	$2,709	$54,211

(1)

Amounts represent segregated client assets and related liabilities, in which BlackRock has no economic interest. BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.

(2)	Amounts represent the portion of assets and liabilities of CIPs attributable to NCI.
(3)	Amounts include property and equipment and other assets.
(4)	Amounts include approximately $4.4 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of June 30, 2021 and December 31, 2020 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.   Cash and cash equivalents at June 30, 2021 and December 31, 2020 included $280 million and $206 million, respectively, of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the six months ended June 30, 2021).

Accounts receivable at June 30, 2021 increased $255 million from December 31, 2020, primarily due to higher base and performance fee receivables. Investments, including the impact of CIPs, increased $676 million from December 31, 2020 (for more information see Investments herein). Goodwill and intangible assets increased $1,062 million from December 31, 2020, primarily due to the Aperio Transaction, partially offset by amortization of intangible assets. Other assets (including property and equipment) increased $1,363 million from December 31, 2020, primarily due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities) and an increase in current taxes receivable.

Liabilities.    Accrued compensation and benefits at June 30, 2021 decreased $795 million from December 31, 2020, primarily due to 2020 incentive compensation cash payments in the first quarter of 2021, partially offset by 2021 incentive compensation accruals. Accounts payable and accrued liabilities at June 30, 2021 decreased $210 million from December 31, 2020, primarily due to increased accruals. Other liabilities increased $1,498 million from December 31, 2020, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets) and higher other liabilities of CIPs. Net deferred income tax liabilities at June 30, 2021 increased $234 million from December 31, 2020, primarily due to the Aperio Transaction and the effects of temporary differences associated with stock-based compensation and the revaluation of certain deferred income tax liabilities due to tax legislation enacted in the UK.

Investments

The Company’s investments were $7,595 million and $6,919 million at June 30, 2021 and December 31, 2020, respectively. Investments include consolidated investments held by CIPs accounted for as VREs and VIEs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents investments, as adjusted, to enable investors to understand the portion of investments that is owned by the Company, net of NCI, as a gauge to measure the impact of changes in net nonoperating income (expense) on investments to net income (loss) attributable to BlackRock.

The Company further presents net “economic” investment exposure, net of hedged investments, to reflect another helpful measure for investors. The impact of certain investments is substantially mitigated by swap hedges. Carried interest capital allocations are excluded as there is no impact to BlackRock’s stockholders’ equity until such amounts are realized as performance fees. Finally, the Company’s regulatory investment in Federal Reserve Bank stock, which is not subject to market or interest rate risk, is excluded from the Company’s net economic investment exposure.

	June 30,	December 31,
(in millions)	2021	2020
Investments, GAAP	$7,595	$6,919
Investments held by CIPs	(5,282)	(4,976)
Net interest in CIPs(1)	2,974	2,490
Investments, as adjusted	5,287	4,433
Federal Reserve Bank stock	(95)	(94)
Deferred compensation investments	—	(6)
Hedged investments	(863)	(833)
Carried interest	(1,213)	(627)
Total “economic” investment exposure(2)	$3,116	$2,873

(1)	Amounts include carried interest (VIEs) of $1.2 billion and $604 million at June 30, 2021 and December 31, 2020, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)	Amounts exclude corporate minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(in millions)	2021	2020
Equity(1)	$1,045	$835
Fixed income(2)	788	958
Multi-asset(3)	117	127
Alternatives:
Private equity	596	418
Real assets	261	251
Other alternatives(4)	309	284
Alternatives subtotal	1,166	953
Total “economic” investment exposure	$3,116	$2,873

(1)	Equity includes unhedged seed investments in equity mutual funds/strategies and equity securities.
(2)	Fixed income includes unhedged seed investments in fixed income mutual funds/strategies, bank loans and UK government securities, primarily held for regulatory purposes.
(3)	Multi-asset includes unhedged seed investments in multi-asset mutual funds/strategies.
(4)	Other alternatives include direct hedge fund strategies and hedge fund solutions.

As adjusted investment activity for the six months ended June 30, 2021 was as follows:

(in millions)	Six Months Ended June 30, 2021
Investments, as adjusted, beginning balance	$4,433
Purchases/capital contributions	721
Sales/maturities	(591)
Distributions(1)	(88)
Market appreciation(depreciation)/earnings from equity method investments	253
Carried interest capital allocations/(distributions)	586
Other(2)	(27)
Investments, as adjusted, ending balance	$5,287

(1)  Amount includes distributions representing return of capital and return on investments.

(2)  Amount includes the impact of foreign exchange movements.

LIQUIDITY AND CAPITAL RESOURCES

BlackRock Cash Flows Excluding the Impact of CIPs

The condensed consolidated statements of cash flows include the cash flows of the CIPs. The Company uses an adjusted cash flow statement, which excludes the impact of CIPs, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the CIPs, provide investors with useful information on the cash flows of BlackRock relating to its ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for, its cash flows presented in accordance with GAAP.

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2020	$8,681	$206	$8,475
Net cash provided by/(used in) operating activities	1,253	(665)	1,918
Net cash provided by/(used in) investing activities	(1,435)	(39)	(1,396)
Net cash provided by/(used in) financing activities	(2,066)	778	(2,844)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—
Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,248)	74	(2,322)
Cash, cash equivalents and restricted cash, June 30, 2021	$6,433	$280	$6,153

Sources of BlackRock’s operating cash primarily include base fees and securities lending revenue, performance fees, technology services revenue, advisory and other revenue and distribution fees. BlackRock uses its cash to pay all operating expenses, interest and principal on borrowings, income taxes, dividends on BlackRock’s capital stock, repurchases of the Company’s stock, acquisitions, capital expenditures and purchases of co-investments and seed investments.

For details of the Company’s GAAP cash flows from operating, investing and financing activities, see the condensed consolidated statements of cash flows contained in Part I, Item 1 of this filing.

Cash flows provided by/(used in) operating activities, excluding the impact of CIPs, primarily include the receipt of base fees, securities lending revenue and performance fees offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive compensation accrued for in the prior year.

Cash flows used in investing activities, excluding the impact CIPs, for the six months ended June 30, 2021 were $1.4 billion and primarily reflected $1.1 billion of cash outflows related to the Aperio Transaction, $178 million of purchases of property and equipment and $176 million of net investment purchases, partially offset by $55 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of CIPs, for the six months ended June 30, 2021 were $2.8 billion, primarily resulting from $1.3 billion of cash dividend payments and $873 million of share repurchases, including $600 million in open market transactions and $273 million of employee tax withholdings related to employee stock transactions, and $750 million of repayments of long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
(in millions)	2021	2020
Cash and cash equivalents(1)	$6,416	$8,664
Cash and cash equivalents held by CIPs(2)	(280)	(206)
Subtotal	6,136	8,458
Credit facility – undrawn	4,400	4,000
Total liquidity resources	$10,536	$12,458

(1)

The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 40% and 55% at June 30, 2021 and December 31, 2020, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash and cash equivalents to use in its operating activities.

Total liquidity resources decreased $1.9 billion during the six months ended June 30, 2021, primarily reflecting cash payments of 2020 year-end incentive awards, cash dividend payments of $1.3 billion, approximately $1.1 billion of cash outflow related to the Aperio Transaction, share repurchases of $873 million and repayments of borrowings of $750 million, partially offset by cash flows from other operating activities and a $400 million increase in the aggregate commitment amount of the credit facility.

A significant portion of the Company’s $5,287 million of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.  During the six months ended June 30, 2021, the Company repurchased 0.8 million common shares under the Company’s existing share repurchase program for approximately $600 million. At June 30, 2021, there were 4.3 million shares still authorized to be repurchased under the program.

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

At June 30, 2021 and December 31, 2020, the Company was required to maintain approximately $2.4 billion and $2.2 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2021 Revolving Credit Facility.   In March 2021, the Company’s credit facility was amended to increase the aggregate commitment amount to $4.4 billion and to extend the maturity date to March 2026 (the “2021 credit facility”). In addition, the amendment incorporated certain sustainability-linked pricing metrics into the agreement. Specifically, the Company’s applicable interest rate and commitment fee are subject to upward or downward adjustments on an annual basis if the Company achieves, or fails to achieve, certain specified targets. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate, or an applicable replacement benchmark, plus a spread. The 2021 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2021 credit facility to an aggregate principal amount not to exceed $5.4 billion. The 2021 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2021. The 2021 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At June 30, 2021, the Company had no amount outstanding under the 2021 credit facility.

Commercial Paper Program.   The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2021 credit facility. At June 30, 2021, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At June 30, 2021, the principal amount of long-term borrowings outstanding was $6.5 billion. See Note 15, Borrowings, in the 2020 Form 10-K for more information on borrowings outstanding as of December 31, 2020.

During the six months ended June 30, 2021, the Company paid approximately $108 million of interest on long-term borrowings. Future principal repayments and interest requirements at June 30, 2021 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2021	$—	$82	$82
2022	750	161	911
2023	—	148	148
2024	1,000	131	1,131
2025(1)	830	113	943
2026	—	103	103
Thereafter	3,950	283	4,233
Total	$6,530	$1,020	$7,550

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using the EUR/USD foreign exchange rate as of June 30, 2021.

In May 2021, the Company fully repaid $750 million of 4.25% notes at maturity.

Commitments and Contingencies

Investment Commitments.    At June 30, 2021, the Company had $930 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue from acquired contracts. The fair value of the remaining aggregate contingent payments at June 30, 2021 totaled $34 million and is included in other liabilities on the condensed consolidated statements of financial condition.

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

Indemnifications.   On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of June 30, 2021 and subject to this type of indemnification was $297 billion. In the Company’s capacity as lending agent, cash and securities totaling $316 billion were held as collateral for indemnified securities on loan at June 30, 2021. The fair value of these indemnifications was not material at June 30, 2021.

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

In addition to sponsored investment products, the Company consolidates an affiliated entity, which it deems to be a VRE, because it can exert control over its financial and operating policies, based on the Company’s 50.1% ownership and voting rights.

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

Investment Advisory Performance Fees / Carried Interest.   The Company receives investment advisory performance fees, including incentive allocations (carried interest) from certain actively managed investment funds and certain SMAs. These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds, which may vary by product or account, and include monthly, quarterly, annual or longer measurement periods.

Performance fees, including carried interest, are recognized when it is determined that they are no longer probable of significant reversal (such as upon the sale of a fund’s investment or when the amount of AUM becomes known as of the end of a specified measurement period). Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Significant judgement is involved in making such determination. Performance fees typically arise from investment management services that began in prior reporting periods. Consequently, a portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest. These factors include but are not limited to whether: (1) the fees are dependent on the market and thus are highly susceptible to factors outside the Company’s influence; (2) the fees have a large number and a broad range of possible amounts; and (3) the funds or SMAs have the ability to invest or reinvest their sales proceeds.

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

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At June 30, 2021 and December 31, 2020, the Company had $1.1 billion and $584 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown. See Note 16, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and six months ended June 30, 2021 and 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees (collectively “base fees”) are primarily comprised of fees based on a percentage of the value of assets under management (“AUM”) and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2021, the majority of the Company’s base fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower base fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At June 30, 2021, the Company had outstanding total return swaps with an aggregate notional value of approximately $863 million.

At June 30, 2021, approximately $5.3 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as variable interest entities and voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $3.1 billion. See Statement of Financial Condition Overview-Investments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk.    At June 30, 2021, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1,276 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $128 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.   At June 30, 2021, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1,840 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $30 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $959 million at June 30, 2021. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $96 million decline in the carrying value of such investments.

Other Market Risks.   The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At June 30, 2021, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In addition, there was no material impact to our internal control over financial reporting while a majority of our employees are working remotely due to the COVID-19 pandemic.  The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 15, Commitments and Contingencies, in the notes to the condensed consolidated financial statements of this Form 10-Q.

Item 1A.  Risk Factors

The following discussion supplements the discussion of risk factors previously disclosed in BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2020:

RISKS RELATED TO THE COVID-19 Pandemic

The COVID-19 pandemic may adversely affect BlackRock’s business, operations and financial condition which may cause its AUM, revenue and earnings to decline.

Towards the end of the first quarter of 2020 the pandemic began to impact BlackRock’s business. While global markets have significantly recovered since then, the effects of the pandemic are ongoing and could be prolonged or worsen and have an ongoing adverse impact on BlackRock’s business, including its operations and financial condition, as a result of, among other things:

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

The aggregate extent to which COVID-19, and the related impact on the global economy, affect BlackRock’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, the emergence and spread of variants of the COVID-19 virus, the continuing prevalence of severe, unconstrained and/or escalating rates of infection in certain countries and regions, the availability, adoption and efficacy of treatments and vaccines, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects of the COVID-19 pandemic on BlackRock’s products, clients, vendors and employees. Moreover, the effects of the COVID-19 pandemic may heighten the other risks described in the section entitled “Risk Factors” in BlackRock’s most recent Annual Report on Form 10-K and any subsequent reports filed with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	125,416	$812.00	122,955	4,507,322
May 1, 2021 through May 31, 2021	213,765	$854.22	212,801	4,294,521
June 1, 2021 through June 30, 2021	23,280	$881.27	20,610	4,273,911
Total	362,461	$841.35	356,366

_______________________

(1)

Consists of purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards and purchases made by the Company as part of the publicly announced share repurchase program.

Item 6.    Exhibits

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock

3.2(2)	Certificate of Change of Registered Agent and/or Registered Office

3.3(2)	Amended and Restated Bylaws of BlackRock

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 28, 2021.
(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 23, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: August 5, 2021		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)