Form 10-Q
period 2021-09-30
BlackRock Inc.
filed 2021-11-05
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, there were 151,917,177 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	September 30,	December 31,
(in millions, except shares and per share data)	2021	2020
Assets
Cash and cash equivalents(1)	$7,361	$8,664
Accounts receivable	4,015	3,535
Investments(1)	7,101	6,919
Separate account assets	96,755	104,663
Separate account collateral held under securities lending agreements	14,106	16,507
Property and equipment (net of accumulated depreciation and amortization of $1,257 and $1,098 at September 30, 2021 and December 31, 2020, respectively)	703	681
Intangible assets (net of accumulated amortization of $389 and $291 at September 30, 2021 and December 31, 2020, respectively)	18,476	18,263
Goodwill	15,360	14,551
Operating lease right-of-use assets	1,798	649
Other assets(1)	3,961	2,550
Total assets	$169,636	$176,982
Liabilities
Accrued compensation and benefits	$2,343	$2,499
Accounts payable and accrued liabilities	1,402	1,028
Borrowings	6,474	7,264
Separate account liabilities	96,755	104,663
Separate account collateral liabilities under securities lending agreements	14,106	16,507
Deferred income tax liabilities	3,659	3,673
Operating lease liabilities	1,946	755
Other liabilities(1)	4,585	2,937
Total liabilities	131,270	139,326
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests	1,437	2,322
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at September 30, 2021 and December 31, 2020;

   Shares issued: 172,075,373 at both September 30, 2021 and December 31, 2020;

   Shares outstanding: 151,988,234 and 152,532,885 at September 30, 2021 and

     December 31, 2020, respectively

Additional paid-in capital	19,462	19,293
Retained earnings	26,672	24,334
Accumulated other comprehensive loss	(526)	(337)
Treasury stock, common, at cost (20,087,139 and 19,542,488 shares held at September 30, 2021 and December 31, 2020, respectively)	(8,793)	(8,009)
Total BlackRock, Inc. stockholders’ equity	36,817	35,283
Nonredeemable noncontrolling interests	112	51
Total permanent equity	36,929	35,334
Total liabilities, temporary equity and permanent equity	$169,636	$176,982

(1)

At September 30, 2021, cash and cash equivalents, investments, other assets and other liabilities include $204 million, $4,099 million, $83 million, and $1,799 million, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2020, cash and cash equivalents, investments, other assets and other liabilities include $155 million, $4,253 million, $90 million, and $952 million, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2021	2020	2021	2020
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$2,964	$2,329	$8,478	$6,556
Other third parties	979	896	2,814	2,690
Total investment advisory, administration fees and securities lending revenue	3,943	3,225	11,292	9,246
Investment advisory performance fees	345	532	814	685
Technology services revenue	320	282	942	834
Distribution fees	401	288	1,110	817
Advisory and other revenue	41	42	110	145
Total revenue	5,050	4,369	14,268	11,727
Expense
Employee compensation and benefits	1,527	1,411	4,484	3,700
Distribution and servicing costs	585	456	1,613	1,330
Direct fund expense	354	257	994	780
General and administration expense	611	461	1,657	1,991
Amortization of intangible assets	38	27	109	79
Total expense	3,115	2,612	8,857	7,880
Operating income	1,935	1,757	5,411	3,847
Nonoperating income (expense)
Net gain (loss) on investments	370	269	766	627
Interest and dividend income	14	9	41	34
Interest expense	(48)	(54)	(155)	(151)
Total nonoperating income (expense)	336	224	652	510
Income before income taxes	2,271	1,981	6,063	4,357
Income tax expense	518	464	1,490	811
Net income	1,753	1,517	4,573	3,546
Less:
Net income (loss) attributable to noncontrolling interests	72	153	315	162
Net income attributable to BlackRock, Inc.	$1,681	$1,364	$4,258	$3,384
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$11.05	$8.94	$27.94	$22.00
Diluted	$10.89	$8.87	$27.59	$21.84
Weighted-average common shares outstanding:
Basic	152,120,927	152,488,073	152,375,504	153,816,544
Diluted	154,343,277	153,742,264	154,352,590	154,959,812

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net income	$1,753	$1,517	$4,573	$3,546
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(138)	180	(189)	(30)
Comprehensive income (loss)	1,615	1,697	4,384	3,516
Less: Comprehensive income (loss) attributable to noncontrolling interests	72	153	315	162
Comprehensive income attributable to BlackRock, Inc.	$1,543	$1,544	$4,069	$3,354

(1)

Amounts for the three months ended September 30, 2021 and 2020 include a gain from a net investment hedge of $14 million (net of tax expense of $5 million) and a loss of $26 million (net of tax benefit of $8 million), respectively. Amounts for the nine months ended September 30, 2021 and 2020 include a gain from a net investment hedge of $34 million (net of tax expense of $11 million) and a loss of $27 million (net of tax benefit of $8 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Nine Months Ended September 30, 2021

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests(2)	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity(2)
December 31, 2020	$19,295	$24,334	$(337)	$(8,009)	$35,283	$51	$35,334	$2,322
Net income	—	4,258	—	—	4,258	(4)	4,254	319
Dividends declared ($12.39 per share)	—	(1,920)	—	—	(1,920)	—	(1,920)	—
Stock-based compensation	551	—	—	—	551	—	551	—
Issuance of common shares related to employee stock transactions	(382)	—	—	398	16	—	16	—
Employee tax withholdings related to employee stock transactions	—	—	—	(282)	(282)	—	(282)	—
Shares repurchased	—	—	—	(900)	(900)	—	(900)	—
Contributions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	68	68	1,058
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	(3)	(3)	(2,262)
Other comprehensive income (loss)	—	—	(189)	—	(189)	—	(189)	—
September 30, 2021	$19,464	$26,672	$(526)	$(8,793)	$36,817	$112	$36,929	$1,437

(1)	Amounts include $2 million of common stock at both September 30, 2021 and December 31, 2020.
(2)	At September 30, 2021, amounts include noncontrolling interests related to consolidated sponsored investment products (“CIPs”) and a consolidated affiliate.

For the Three Months Ended September 30, 2021

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests(2)	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity(2)
June 30, 2021	$19,299	$25,620	$(388)	$(8,498)	$36,033	$115	$36,148	$2,242
Net income	—	1,681	—	—	1,681	(6)	1,675	78
Dividends declared ($4.13 per share)	—	(629)	—	—	(629)	—	(629)	—
Stock-based compensation	173	—	—	—	173	—	173	—
Issuance of common shares related to employee stock transactions	(8)	—	—	14	6	—	6	—
Employee tax withholdings related to employee stock transactions	—	—	—	(9)	(9)	—	(9)	—
Shares repurchased	—	—	—	(300)	(300)	—	(300)	—
Contributions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	7	7	282
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	(4)	(4)	(1,165)
Other comprehensive income (loss)	—	—	(138)	—	(138)	—	(138)	—
September 30, 2021	$19,464	$26,672	$(526)	$(8,793)	$36,817	$112	$36,929	$1,437

(1)	Amounts include $2 million of common stock at both September 30, 2021 and June 30, 2021.
(2)	At September 30, 2021, amounts include noncontrolling interests related to CIPs and a consolidated affiliate.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Nine Months Ended September 30, 2020

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2019	$19,188	$21,662	$(571)	$(6,732)	$33,547	$66	$33,613	$1,316
Net income	—	3,384	—	—	3,384	(2)	3,382	164
Dividends declared ($10.89 per share)	—	(1,706)	—	—	(1,706)	—	(1,706)	—
Stock-based compensation	458	—	—	—	458	—	458	—
Issuance of common shares related to employee stock transactions	(494)	—	—	506	12	—	12	—
Employee tax withholdings related to employee stock transactions	—	—	—	(280)	(280)	—	(280)	—
Shares repurchased	—	—	—	(1,512)	(1,512)	—	(1,512)	—
Contributions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(5)	(5)	1,363
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(759)
Other comprehensive income (loss)	—	—	(30)	—	(30)	—	(30)	—
September 30, 2020	$19,152	$23,340	$(601)	$(8,018)	$33,873	$59	$33,932	$2,084

(1)	Amounts include $2 million of common stock at both September 30, 2020 and December 31, 2019.

For the Three Months Ended September 30, 2020

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
June 30, 2020	$19,009	$22,532	$(781)	$(8,030)	$32,730	$56	$32,786	$1,248
Net income	—	1,364	—	—	1,364	(2)	1,362	155
Dividends declared ($3.63 per share)	—	(556)	—	—	(556)	—	(556)	—
Stock-based compensation	160	—	—	—	160	—	160	—
Issuance of common shares related to employee stock transactions	(17)	—	—	22	5	—	5	—
Employee tax withholdings related to employee stock transactions	—	—	—	(10)	(10)	—	(10)	—
Shares repurchased	—	—	—	—	—	—	—	—
Contributions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	5	5	548
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	133
Other comprehensive income (loss)	—	—	180	—	180	—	180	—
September 30, 2020	$19,152	$23,340	$(601)	$(8,018)	$33,873	$59	$33,932	$2,084

(1)	Amounts include $2 million of common stock at both September 30, 2020 and June 31, 2020.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(in millions)	September 30,
	2021	2020
Operating activities
Net income	$4,573	$3,546
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	305	255
Noncash lease expense	101	87
Stock-based compensation	551	458
Deferred income tax expense (benefit)	(5)	20
Charitable Contribution	—	589
Gain related to the Charitable Contribution	—	(122)
Other investment gains	(153)	(244)
Net (gains) losses within CIPs	(350)	(161)
Net (purchases) proceeds within CIPs	(1,047)	(1,603)
(Earnings) losses from equity method investees	(226)	(75)
Distributions of earnings from equity method investees	54	25
Changes in operating assets and liabilities:
Accounts receivable	(527)	(544)
Investments, trading	113	153
Other assets	(1,289)	(864)
Accrued compensation and benefits	(180)	(206)
Accounts payable and accrued liabilities	354	(183)
Other liabilities	753	633
Net cash provided by/(used in) operating activities	3,027	1,764
Investing activities
Purchases of investments	(579)	(252)
Proceeds from sales and maturities of investments	294	133
Distributions of capital from equity method investees	77	124
Net consolidations (deconsolidations) of sponsored investment funds	(59)	(42)
Acquisitions, net of cash acquired	(1,097)	—
Purchases of property and equipment	(215)	(140)
Net cash provided by/(used in) investing activities	(1,579)	(177)
Financing activities
Proceeds from long-term borrowings	—	2,245
Repayments of long-term borrowings	(750)	—
Cash dividends paid	(1,920)	(1,706)
Repurchases of common stock	(1,182)	(1,792)
Net proceeds from (repayments of) borrowings by CIPs	32	38
Net contributions (redemptions/distributions) - noncontrolling interest holders	1,126	1,358
Other financing activities	(1)	(37)
Net cash provided by/(used in) financing activities	(2,695)	106
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(56)	(15)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,303)	1,678
Cash, cash equivalents and restricted cash, beginning of period	8,681	4,846
Cash, cash equivalents and restricted cash, end of period	$7,378	$6,524
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$382	$494
Charitable Contribution of an investment	$—	$(589)
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(2,265)	$(759)

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

The interim financial information at September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Noncontrolling Interests. NCI consist of third-party investments in the Company’s sponsored investment products and minority interests in WMC. The Company reports NCI as equity, separate from the parent’s equity, on the condensed consolidated statements of financial condition. NCI that are redeemable at the option of the holders are classified as temporary equity and nonredeemable NCI are classified as a component of permanent equity in the condensed consolidated statements of financial condition. In addition, the Company reports net income (loss) attributable to redeemable and nonredeemable NCI holders in net income (loss) attributable to NCI in the condensed consolidated statements of income.

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

The Company records on the condensed consolidated statements of financial condition the cash and noncash collateral received under these BlackRock Life Limited securities lending arrangements as its own asset in addition to an equal and offsetting collateral liability for the obligation to return the collateral. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income. During the nine months ended September 30, 2021 and 2020, the Company had not resold or repledged any of the collateral received under these arrangements. At September 30, 2021 and December 31, 2020, the fair value of loaned securities held by separate accounts was approximately $13 billion and $15.2 billion, respectively, and the fair value of the collateral held under these securities lending agreements was approximately $14.1 billion and $16.5 billion, respectively.

Money Market Fee Waivers.  The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). During the three and nine months ended September 30, 2021, these waivers resulted in a reduction of management fees of approximately $130 million and $360 million, respectively, which was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. There were no Yield Support waivers for the three and nine months ended September 30, 2020. The Company may increase or decrease the level of Yield Support waivers in future periods.

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

Finite-lived intangible assets are amortized over their estimated useful lives, which range from three to 10 years.  Amortization expense related to the finite-lived intangible assets was $10 million and $27 million, respectively, for the three and nine months ended September 30, 2021. The finite-lived intangible assets had a weighted-average remaining useful life of approximately nine years with remaining amortization expense as follows:

(in millions)
Year	Amount
2021 (excluding the nine months ended September 30, 2021)	$10
2022	40
2023	38
2024	32
2025	29
Thereafter	111
Total	$260

The financial results of Aperio have been included in BlackRock’s condensed consolidated financial statements from the closing of the Aperio Transaction. For the three and nine months ended September 30, 2021, Aperio contributed $22 million and $56 million, respectively, of revenue and did not have a material impact to net income attributable to BlackRock, Inc. Consequently, the Company has not presented pro forma combined results of operations for this acquisition.

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

	September 30,	December 31,
	2021	2020
(in millions)
Cash and cash equivalents	$7,361	$8,664
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$7,378	$8,681

5. Investments

A summary of the carrying value of total investments is as follows:

	September 30,	December 31,
(in millions)	2021	2020
Debt securities:
Held-to-maturity investments	$386	$310
Trading securities	1,480	1,964
Total debt securities	1,866	2,274
Equity securities at FVTNI(1)	1,591	2,317
Equity method investments(2)	1,544	1,081
Bank loans	282	248
Federal Reserve Bank stock(3)	95	94
Carried interest(4)	1,446	627
Other investments(5)	277	278
Total investments	$7,101	$6,919

(1)	Fair value recorded through net income (“FVTNI”).
(2)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(3)	At both September 30, 2021 and December 31, 2020, there were no indicators of impairment of Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale.
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

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $386 million and $310 million at September 30, 2021 and December 31, 2020, respectively. Held-to-maturity investments included certain investments in CLOs and foreign government debt held primarily for regulatory purposes. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At September 30, 2021, $36 million of these investments mature between one to five years, $96 million of these investments mature between five to 10 years and $254 million of these investments mature after 10 years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	September 30, 2021		December 31, 2020
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$961	$970	$1,591	$1,641
Government debt	403	403	203	210
Asset/mortgage-backed debt	120	107	132	113
Total trading debt securities	$1,484	$1,480	$1,926	$1,964
Equity securities at FVTNI:
Equity securities/mutual funds	$1,311	$1,591	$2,055	$2,317
Total equity securities at FVTNI	$1,311	$1,591	$2,055	$2,317

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

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	September 30, 2021			December 31, 2020
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents	$204	$61	$265	$155	$51	$206
Investments:
Trading debt securities	1,258	167	1,425	1,618	310	1,928
Equity securities at FVTNI	946	308	1,254	1,592	413	2,005
Bank loans	282	—	282	248	—	248
Other investments	207	—	207	191	—	191
Carried interest	1,406	—	1,406	604	—	604
Total investments	4,099	475	4,574	4,253	723	4,976
Other assets	83	10	93	90	9	99
Other liabilities(1)	(1,799)	(39)	(1,838)	(952)	(70)	(1,022)
Noncontrolling interests - CIPs	(1,416)	(59)	(1,475)	(2,193)	(180)	(2,373)
BlackRock's net interests in CIPs	$1,171	$448	$1,619	$1,353	$533	$1,886

(1)	At both September 30, 2021 and December 31, 2020, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic ownership interest in these CIPs. Valuation changes associated with investments held at fair value by these CIPS are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

The Company cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020

Nonoperating net gain (loss) on consolidated VIEs	$50	$213	$323	$186

Net income (loss) attributable to NCI on consolidated VIEs	$73	$149	$296	$169

7. Variable Interest Entities

Nonconsolidated VIEs.    At September 30, 2021 and December 31, 2020, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

(in millions)		Advisory Fee	Other Net Assets	Maximum
At September 30, 2021	Investments	Receivables	(Liabilities)	Risk of Loss(1)
Sponsored investment products	$865	$71	$(12)	$953
At December 31, 2020
Sponsored investment products	$662	$71	$(13)	$750

(1)

At both September 30, 2021 and December 31, 2020, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $23 billion and $16 billion at September 30, 2021 and December 31, 2020, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

September 30, 2021 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	September 30, 2021
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$386	$386
Trading securities	—	1,450	30	—	—	1,480
Total debt securities	—	1,450	30	—	386	1,866
Equity securities at FVTNI:
Equity securities/mutual funds	1,591	—	—	—	—	1,591
Equity method:
Equity and fixed income mutual funds	339	—	—	—	—	339
Hedge funds/funds of hedge funds	—	—	—	359	—	359
Private equity funds	—	—	—	633	—	633
Real assets funds	—	—	—	213	—	213
Total equity method	339	—	—	1,205	—	1,544
Bank loans	—	9	273	—	—	282
Federal Reserve Bank Stock	—	—	—	—	95	95
Carried interest	—	—	—	—	1,446	1,446
Other investments(3)	—	4	5	94	174	277
Total investments	1,930	1,463	308	1,299	2,101	7,101
Other assets(4)	197	23	—	—	—	220
Separate account assets	65,704	30,146	—	—	905	96,755
Separate account collateral held under securities lending agreements:
Equity securities	10,551	—	—	—	—	10,551
Debt securities	—	3,555	—	—	—	3,555
Total separate account collateral held under securities lending agreements	10,551	3,555	—	—	—	14,106
Total	$78,382	$35,187	$308	$1,299	$3,006	$118,182
Liabilities:
Separate account collateral liabilities under securities lending agreements	$10,551	$3,555	$—	$—	$—	$14,106
Other liabilities(5)	—	41	340	—	—	381
Total	$10,551	$3,596	$340	$—	$—	$14,487

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent), as a practical expedient.
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

(3)	Level 3 amount primarily includes direct investments in private equity companies held by consolidated private equity funds.
(4)	Level 1 amount includes a minority investment in a publicly traded company. Level 2 amount primarily includes derivatives (See Note 9, Derivatives and Hedging, for more information).
(5)

Level 2 amount primarily includes derivatives (See Note 9, Derivatives and Hedging, for more information). Level 3 amounts primarily include borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and contingent liabilities related to certain acquisitions (see Note 15, Commitments and Contingencies, for more information).

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
(5)

Level 2 amount primarily includes derivatives (See Note 9, Derivatives and Hedging, for more information). Level 3 amounts primarily include borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and contingent liabilities related to certain acquisitions (see Note 15, Commitments and Contingencies, for more information).

Level 3 Assets.    Level 3 assets may include investments in CLOs and bank loans of consolidated CLOs, which were valued based on single-broker nonbinding quotes, and direct private equity investments, which were valued using the market or income approach.

Level 3 investments of $308 million and $252 million at September 30, 2021 and December 31, 2020, respectively, primarily included bank loans of a consolidated CLO.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2021

(in millions)	June 30, 2021	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2021	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$21	$2	$12	$(5)	$—	$—	$—	$30	$2
Total debt securities	21	2	12	(5)	—	—	—	30	2
Private equity	5	1	—	—	—	—	(1)	5	1
Bank loans	261	—	16	—	—	1	(5)	273	—
Total investments	$287	$3	$28	$(5)	$—	$1	$(6)	$308	$3
Liabilities:
Other liabilities	$298	$(28)	$—	$—	$14	$—	$—	$340	$(28)
Total Level 3 liabilities	$298	$(28)	$—	$—	$14	$—	$—	$340	$(28)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and a contingent liability, partially offset by contingent liability payment related to a prior acquisition.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2021

(in millions)	December 31, 2020	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2021	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$11	$2	$24	$(5)	$—	$—	$(2)	$30	$2
Total debt securities	11	2	24	(5)	—	—	(2)	30	2
Private equity	9	1	—	—	—	—	(5)	5	1
Bank loans	232	—	45	—	—	11	(15)	273	—
Total investments	$252	$3	$69	$(5)	$—	$11	$(22)	$308	$3
Liabilities:
Other liabilities	$272	$(32)	$—	$—	$36	$—	$—	$340	$(32)
Total Level 3 liabilities	$272	$(32)	$—	$—	$36	$—	$—	$340	$(32)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and a contingent liability, partially offset by contingent liability payments related to prior acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2020

(in millions)	June 30, 2020	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2020	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$10	$—	$1	$—	$—	$—	$—	$11	$—
Total debt securities	10	—	1	—	—	—	—	11	—
Private equity	16	—	—	(6)	—	—	—	10	—
Bank loans	229	—	—	(9)	—	—	(3)	217	—
Total investments	$255	$—	$1	$(15)	$—	$—	$(3)	$238	$—
Liabilities:
Other liabilities	$262	$—	$—	$—	$(1)	$—	$—	$261	$—
Total Level 3 liabilities	$262	$—	$—	$—	$(1)	$—	$—	$261	$—

(1)	Amount includes proceeds from borrowings of a consolidated CLO and contingent payments related to certain acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2020

(in millions)	December 31, 2019	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2020	Total Net Unrealized Gains (Losses) Included in Earnings(3)
Assets:
Investments:
Debt securities:
Trading	$8	$—	$3	$—	$—	$—	$—	$11	$—
Total debt securities	8	—	3	—	—	—	—	11	—
Private equity	9	—	8	(7)	—	—	—	10	—
Bank loans	177	—	36	(9)	—	16	(3)	217	—
Total investments	$194	$—	$47	$(16)	$—	$16	$(3)	$238	$—
Liabilities:
Other liabilities	$388	$(23)	$—	$—	$(150)	$—	$—	$261	$(5)
Total Level 3 liabilities	$388	$(23)	$—	$—	$(150)	$—	$—	$261	$(5)

(1)	Amount includes proceeds from borrowings of a consolidated CLO and contingent payments related to certain acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At September 30, 2021 and December 31, 2020, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	September 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$7,361	$7,361	$8,664	$8,664	Level 1	(2) (3)
Other assets	$48	$48	$69	$69	Level 1	(4)

Financial Liabilities:
Long-term borrowings	$6,474	$6,836	$7,264	$7,883	Level 2	(5)

(1)	See Note 5, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At September 30, 2021 and December 31, 2020, approximately $677 million and $1,249 million, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)

Other assets include restricted cash and cash collateral deposited with certain derivative counterparties. The carrying values of these assets approximate fair value due to their short-term maturities.

(5)

Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices at the end of September 2021 and December 2020, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

September 30, 2021
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$359	$123	Daily/Monthly (21%) Quarterly (21%) N/R (58%)	1 – 90 days
Private equity funds	(b)	633	302	N/R	N/R
Real assets funds	(c)	213	229	Quarterly (21%) N/R (79%)	60 days
Consolidated sponsored investment products:
Private equity funds of funds	(d)	5	3	N/R	N/R
Real assets funds	(c)	87	106	N/R	N/R
Funds of hedge funds		2	23	N/R	N/R
Total		$1,299	$786

December 31, 2020
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$313	$101	Daily/Monthly (21%) Quarterly (21%) N/R (58%)	1 – 90 days
Private equity funds	(b)	315	372	N/R	N/R
Real assets funds	(c)	218	205	Quarterly (31%) N/R (69%)	60 days
Consolidated sponsored investment products:
Private equity funds of funds	(d)	19	7	N/R	N/R
Real assets funds	(c)	75	94	N/R	N/R
Total		$940	$779

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, which account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments, and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both September 30, 2021 and December 31, 2020.

(b)

This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both September 30, 2021 and December 31, 2020.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both September 30, 2021 and December 31, 2020. The total remaining unfunded commitments to real assets funds were $335 million and $299 million at September 30, 2021 and December 31, 2020, respectively. The Company’s portion of the total remaining unfunded commitments was $295 million and $267 million at September 30, 2021 and December 31, 2020, respectively.

(d)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. The fair values of the investments in the third-party funds have been estimated using capital accounts representing the Company’s ownership interest in each fund in the portfolio as well as other performance inputs. These investments are not subject to redemption or are not currently redeemable; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. The liquidation period for the underlying assets of these funds is unknown at both September 30, 2021 and December 31, 2020. The total remaining unfunded commitments to other third-party funds were $3 million and $7 million at September 30, 2021 and December 31, 2020, respectively. The Company had contractual obligations to the consolidated funds of $17 million at both September 30, 2021 and December 31, 2020.

Fair Value Option.

At September 30, 2021 and December 31, 2020, the Company elected the fair value option for certain investments in CLOs of approximately $54 million and $35 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(in millions)	2021	2020
CLO Bank loans:
Aggregate principal amounts outstanding	$280	$250
Fair value	282	248
Aggregate unpaid principal balance in excess of (less than) fair value	$(2)	$2

CLO Borrowings:
Aggregate principal amounts outstanding	$275	$244
Fair value	$278	$246

At September 30, 2021, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the three and nine months ended September 30, 2021 and 2020, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in nonoperating (expense) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At September 30, 2021 and December 31, 2020, the Company had outstanding total return swaps with aggregate notional values of approximately $801 million and $833 million, respectively.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At September 30, 2021 and December 31, 2020, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.2 billion and $2.8 billion, respectively, and with expiration dates in October 2021 and January 2021, respectively.

At both September 30, 2021 and December 31, 2020, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at September 30, 2021 and December 31, 2020:

(in millions)	Assets			Liabilities
	Statement of Financial Condition	September 30,	December 31,	Statement of Financial Condition	September 30,	December 31,
Derivative instruments	Classification	2021	2020	Classification	2021	2020
Total return swaps	Other assets	$22	$—	Other liabilities	$1	$50
Forward foreign currency exchange contracts	Other assets	1	13	Other liabilities	28	5
Total		$23	$13		$29	$55

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(in millions)	Statement of Income	2021	2020	2021	2020
Derivative Instruments	Classification	Gains (Losses)		Gains (Losses)
Total return swaps	Nonoperating income (expense)	$14	$(42)	$(70)	$9
Forward foreign currency exchange contracts	General and administration expense	(46)	64	(36)	(34)
Total gain (loss) from derivative instruments		$(32)	$22	$(106)	$(25)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The changes in fair value of such derivatives, which are recorded in nonoperating income (expense), were not material for the three and nine months ended September 30, 2021 and 2020.

See Note 15, Borrowings, in the 2020 Form 10-K for more information on the Company’s net investment hedge.

10. Goodwill

Goodwill activity during the nine months ended September 30, 2021 was as follows:

(in millions)
December 31, 2020	$14,551
Acquisitions(1)	816
Other(2)	(7)
September 30, 2021	$15,360

(1)	The increase in goodwill during the nine months ended September 30, 2021 primarily relates to the Aperio Transaction, which closed on February 1, 2021. See Note 3, Acquisitions, for more information.
(2)

Amount resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction” or “Quellos”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $51 million and $74 million at September 30, 2021 and December 31, 2020, respectively.

11. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2020	$17,578	$685	$18,263
Acquisitions(1)	—	322	322
Amortization expense	—	(109)	(109)
September 30, 2021	$17,578	$898	$18,476

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

12. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statement of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Lease cost:
Operating lease cost(1)	$50	$37	$128	$110
Variable lease cost(2)	10	10	30	29
Total lease cost	$60	$47	$158	$139

(1)	Amounts include short-term leases, which are immaterial for the three and nine months ended September 30, 2021 and 2020.
(2)

Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of right-of-use (“ROU”) assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Nine Months Ended
	September 30,
(in millions)	2021	2020
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement
of operating lease liabilities	$108	$114

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$1,297	$77

	September 30,		December 31,
	2021		2020
Lease term and discount rate:
Weighted-average remaining lease term	16	years	8	years
Weighted-average discount rate	3%		3%

13. Other Assets

At September 30, 2021 and December 31, 2020, the Company had $582 million and $399 million of equity method investments, respectively, recorded within other assets on the condensed consolidated statements of financial condition. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

iCapital

On March 10, 2020, in connection with a recapitalization of iCapital Network, Inc. (“iCapital”), BlackRock received additional stock in exchange for certain securities it held, which resulted in a nonoperating pre-tax gain of approximately $240 million in the condensed consolidated statement of income for the nine months ended September 30, 2020. Following this transaction, the Company accounts for its interest in iCapital as an equity method investment, which is included in other assets on the condensed consolidated statements of financial condition. During the three and nine months ended September 30, 2021, BlackRock recorded a nonoperating, noncash, pre-tax gain of $107 million in the condensed consolidated statements of income in connection with iCapital’s most recent third-party equity financing. At September 30, 2021 and December 31, 2020, the carrying value of the Company’s interest in iCapital was approximately $401 million and $296 million, respectively.

14. Borrowings

Short-Term Borrowings

2021 Revolving Credit Facility.  In March 2021, the Company’s credit facility was amended to increase the aggregate commitment amount to $4.4 billion and to extend the maturity date to March 2026 (the “2021 credit facility”). In addition, the amendment incorporated certain sustainability-linked pricing metrics into the agreement. Specifically, the Company’s applicable interest rate and commitment fee are subject to upward or downward adjustments on an annual basis if the Company achieves, or fails to achieve, certain specified targets. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate, or an applicable replacement benchmark, plus a spread. The 2021 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2021 credit facility to an aggregate principal amount not to exceed $5.4 billion. The 2021 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2021. The 2021 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At September 30, 2021, the Company had no amount outstanding under the 2021 credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2021 credit facility. At September 30, 2021, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at September 30, 2021 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs	Carrying Value	Fair Value
3.375% Notes due 2022	$750	$—	$750	$766
3.50% Notes due 2024	1,000	(2)	998	1,071
1.25% Notes due 2025	811	(3)	808	851
3.20% Notes due 2027	700	(4)	696	767
3.25% Notes due 2029	1,000	(11)	989	1,097
2.40% Notes due 2030	1,000	(6)	994	1,034
1.90% Notes due 2031	1,250	(11)	1,239	1,250
Total Long-term Borrowings	$6,511	$(37)	$6,474	$6,836

In May 2021, the Company fully repaid $750 million of 4.25% notes at maturity.

Long-term borrowings at December 31, 2020 had a carrying value of $7.3 billion and a fair value of $7.9 billion, determined using market prices at the end of December 31, 2020.

See Note 15, Borrowings, in the 2020 Form 10-K for more information regarding the Company’s borrowings.

15. Commitments and Contingencies

Investment Commitments.   At September 30, 2021, the Company had $905 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments Related to Business Acquisitions.  In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue from acquired contracts. The fair value of the remaining aggregate contingent payments at September 30, 2021 totaled $62 million and is included in other liabilities on the condensed consolidated statements of financial condition.

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

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed unaffiliated peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain CTFs managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that the plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to the plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, and on June 3, 2019, the plaintiffs filed a motion seeking to certify both the Plan and the CTF classes. On September 3, 2019, the court granted BlackRock’s motion to dismiss part of the plaintiffs’ claim seeking to recover alleged losses in the securities lending vehicles but denied the motion to dismiss in all other respects. On February 11, 2020, the court denied the plaintiffs’ motion to certify the CTF class and granted their motion to certify the Plan class. On April 27, 2020, the Ninth Circuit denied the plaintiffs’ request to immediately appeal the class certification ruling. On September 24, 2020, the parties cross-moved for summary judgment, both of which were denied on January 12, 2021. On February 5, 2021, the parties reached a settlement in principle for $9.65 million to resolve the remaining claims in the lawsuit, and this settlement was presented to the court for approval on March 23, 2021. There were no class member objections to the settlement following notice, and the court granted final approval of the settlement on November 3, 2021. We expect a final judgment to be entered in the district court, and barring the filing of any appeals within the appeal period, the resolution of the case will be final.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of September 30, 2021 and subject to this type of indemnification was $279 billion. In the Company’s capacity as lending agent, cash and securities totaling $299 billion were held as collateral for indemnified securities on loan at September 30, 2021. The fair value of these indemnifications was not material at September 30, 2021.

16. Revenue

The table below presents detail of revenue for the three and nine months ended September 30, 2021 and 2020 and includes the product mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$674	$457	$1,891	$1,236
ETFs	1,212	880	3,436	2,551
Non-ETF Index	207	164	581	505
Equity subtotal	2,093	1,501	5,908	4,292
Fixed income:
Active	561	498	1,631	1,443
ETFs	304	297	893	817
Non-ETF Index	121	113	350	354
Fixed income subtotal	986	908	2,874	2,614
Multi-asset	369	289	1,041	852
Alternatives:
Illiquid alternatives	166	140	501	416
Liquid alternatives	163	132	460	361
Currency and commodities(1)	55	51	163	118
Alternatives subtotal	384	323	1,124	895
Long-term	3,832	3,021	10,947	8,653
Cash management	111	204	345	593
Total investment advisory, administration fees and securities lending revenue	3,943	3,225	11,292	9,246
Investment advisory performance fees:
Equity	8	4	70	29
Fixed income	2	9	31	13
Multi-asset	—	10	17	13
Alternatives:
Illiquid alternatives	50	6	147	55
Liquid alternatives	285	503	549	575
Alternatives subtotal	335	509	696	630
Total performance fees	345	532	814	685
Technology services revenue	320	282	942	834
Distribution fees:
Retrocessions	294	188	796	519
12b-1 fees (US mutual fund distribution fees)	91	85	263	254
Other	16	15	51	44
Total distribution fees	401	288	1,110	817
Advisory and other revenue:
Advisory	13	14	37	48
Other	28	28	73	97
Total advisory and other revenue	41	42	110	145
Total revenue	$5,050	$4,369	$14,268	$11,727

_____________________________________________________________

(1)      Amounts include commodity ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
By client type:
Retail	$1,291	$938	$3,647	$2,635
ETFs	1,571	1,228	4,493	3,487
Institutional:
Active	684	594	1,991	1,714
Index	286	261	816	817
Total institutional	970	855	2,807	2,531
Long-term	3,832	3,021	10,947	8,653
Cash management	111	204	345	593
Total	$3,943	$3,225	$11,292	$9,246

By investment style:
Active	$1,928	$1,511	$5,509	$4,292
Index and ETFs	1,904	1,510	5,438	4,361
Long-term	3,832	3,021	10,947	8,653
Cash management	111	204	345	593
Total	$3,943	$3,225	$11,292	$9,246

Investment advisory and administration fees – remaining performance obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2021 and 2020:

September 30, 2021

	Remainder of
(in millions)	2021	2022	2023	2024	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$45	$157	$143	$85	$51	$481

September 30, 2020

	Remainder of
(in millions)	2020	2021	2022	2023	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$33	$125	$108	$92	$61	$419

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at September 30, 2021 and 2020. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Beginning balance	$1,132	$418	$584	$483
Net increase (decrease) in unrealized allocations	277	29	904	4
Performance fee revenue recognized	(43)	—	(122)	(40)
Ending balance	$1,366	$447	$1,366	$447

Technology services revenue – remaining performance obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2021 and 2020:

September 30, 2021

	Remainder of
(in millions)	2021	2022	2023	2024	Thereafter	Total
Technology services revenue(1)(2)	$38	$83	$43	$22	$18	$204

September 30, 2020

	Remainder of
(in millions)	2020	2021	2022	2023	Thereafter	Total
Technology services revenue(1)(2)	$37	$95	$47	$22	$18	$219

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of September 30, 2021, the estimated fixed minimum fees for the remainder of the year approximated $193 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three and nine months ended September 30, 2021 and 2020, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Beginning balance	$107	$108	$123	$116
Additions (1)	28	30	72	88
Revenue recognized that was included in the beginning balance	(31)	(33)	(91)	(99)
Ending balance	$104	$105	$104	$105

(1)	Amounts are net of revenue recognized.

17. Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the nine months ended September 30, 2021 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2020	2,139,930	$489.81
Granted	875,480	$747.49
Converted	(745,474)	$506.78
Forfeited	(54,874)	$571.05
September 30, 2021	2,215,062	$583.93

In January 2021, the Company granted 470,253 RSUs or shares of restricted stock to employees as part of 2020 annual incentive compensation that vest ratably over three years from the date of grant and 247,621 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2024. The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during the nine months ended September 30, 2021 was $654 million.

At September 30, 2021, the intrinsic value of outstanding RSUs was $1.9 billion, reflecting a closing stock price of $838.66.

At September 30, 2021, total unrecognized stock-based compensation expense related to unvested RSUs was $607 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.2 years.

Performance-Based RSUs.

Performance-based RSU activity for the nine months ended September 30, 2021 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2020	700,217	$494.51
Granted	162,029	$739.22
Additional shares granted due to attainment of performance measures	4,545	$566.44
Converted	(193,872)	$566.44
Forfeited	(1,584)	$410.32
September 30, 2021	671,335	$533.48

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

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the nine months ended September 30, 2021 was $122 million.

At September 30, 2021, the intrinsic value of outstanding performance-based RSUs was $563 million, reflecting a closing stock price of $838.66.

At September 30, 2021, total unrecognized stock-based compensation expense related to unvested performance-based awards was $190 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.2 years.

See Note 18, Stock-Based Compensation, in the 2020 Form 10-K for more information on performance-based RSUs.

Performance-based Stock Options.

Stock option activity for the nine months ended September 30, 2021 is summarized below.

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2020	1,915,792	$513.50
Forfeited	(28,742)	$513.50
September 30, 2021	1,887,050	$513.50

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

At September 30, 2021, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $55 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.2 years. At September 30, 2021, the weighted-average remaining life of the awards is approximately 5.2 years.

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

At September 30, 2021, the Company was required to maintain approximately $2.4 billion in net capital in certain regulated subsidiaries, including BTC (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

19. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Beginning balance	$(388)	$(781)	$(337)	$(571)
Foreign currency translation adjustments(1)	(138)	180	(189)	(30)
Ending balance	$(526)	$(601)	$(526)	$(601)

(1)

Amounts for the three months ended September 30, 2021 and 2020 include a gain from a net investment hedge of $14 million (net of tax expense of $5 million) and a loss of $26 million (net of tax benefit of $8 million), respectively. Amounts for the nine months ended September 30, 2021 and 2020 include a gain from a net investment hedge of $34 million (net of tax expense of $11 million) and a loss of $27 million (net of tax benefit of $8 million), respectively.

20. Capital Stock

Share Repurchases.  During the nine months ended September 30, 2021, the Company repurchased 1.1 million common shares under the Company’s existing share repurchase program for approximately $900 million. At September 30, 2021, there were 3.9 million shares still authorized to be repurchased under the program.

21. Income Taxes

Income tax expense for the nine months ended September 30, 2021 included $171 million noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the UK increasing its corporate tax rate. Income tax expense for the nine months ended September 30, 2021, also reflected $42 million of discrete tax benefits primarily related to stock-based compensation awards that vested in the first quarter of 2021.

Income tax expense for the nine months ended September 30, 2020, included a discrete tax benefit of $241 million recognized in connection with the previously reported charitable contribution of BlackRock’s remaining 20% stake in PennyMac Financial Services, Inc. (the “Charitable Contribution”) and $78 million of discrete tax benefits, including benefits related to stock-based compensation awards that vested in the first quarter of 2020.

The three and nine months ended September 30, 2020 income tax expense also included the previously disclosed $54 million noncash net expense related to legislation enacted in the United Kingdom.

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2021 and 2020 under the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2021	2020	2021	2020
Net income attributable to BlackRock, Inc.	$1,681	$1,364	$4,258	$3,384
Basic weighted-average shares outstanding	152,120,927	152,488,073	152,375,504	153,816,544
Dilutive effect of:
Nonparticipating RSUs	1,474,725	1,254,191	1,354,405	1,143,268
Stock options	747,625	—	622,681	—
Total diluted weighted-average shares outstanding	154,343,277	153,742,264	154,352,590	154,959,812
Basic earnings per share	$11.05	$8.94	$27.94	$22.00
Diluted earnings per share	$10.89	$8.87	$27.59	$21.84

The amount of anti-dilutive RSUs was immaterial for the three and nine months ended September 30, 2021 and 2020. Certain performance-based RSUs were excluded from the diluted EPS calculation because the designated contingency was not met for the three and nine months ended September 30, 2021 and 2020, respectively. In addition, performance-based stock options were excluded from the diluted EPS calculation for the three and nine months ended September 30, 2020 because the designated contingency was not met.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three and nine months ended September 30, 2021 and 2020 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
Revenue	2021	2020	2021	2020
Americas	$3,127	$2,631	$9,095	$7,581
Europe	1,706	1,574	4,533	3,661
Asia-Pacific	217	164	640	485
Total revenue	$5,050	$4,369	$14,268	$11,727

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at September 30, 2021 and December 31, 2020 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	September 30,	December 31,
Long-lived Assets	2021	2020
Americas	$14,623	$13,784
Europe	1,344	1,360
Asia-Pacific	96	88
Total long-lived assets	$16,063	$15,232

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $9.5 trillion of AUM at September 30, 2021. With approximately 18,000 employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment management and technology services to institutional and retail clients worldwide.

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

United Kingdom Exit from European Union

On December 31, 2020, the United Kingdom (“UK”) and the European Union (“EU”) reverted to being distinct regulatory, legal and customs territories. The UK and the EU concluded a free trade agreement, known as the “EU-UK Trade and Cooperation Agreement.” The agreement does not include any substantive provisions governing cross-border trade in financial services between the UK and the EU. As a result, since January 1, 2021, cross-border financial services trade between the UK and the EU has been governed by their respective financial services regulations and market access regimes. BlackRock implemented a number of steps to prepare for this outcome. These steps, which may add complexity to BlackRock’s future European operations, include effecting organizational, governance and operational changes, applying for and receiving additional licenses and permissions in the EU, and engaging in client communications. In addition, depending on how the future relationship between the UK and the EU develops, BlackRock may experience further organizational and operational challenges and incur additional costs in connection with its European operations, particularly with regard to delegation and cross-border marketing of funds, which may impede the Company’s growth or impact its financial performance.

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

EXECUTIVE SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2021	2020	2021	2020
GAAP basis:
Total revenue	$5,050	$4,369	$14,268	$11,727
Total expense	3,115	2,612	8,857	7,880
Operating income	$1,935	$1,757	$5,411	$3,847
Operating margin	38.3%	40.2%	37.9%	32.8%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	264	71	337	348
Income tax expense	(518)	(464)	(1,490)	(811)
Net income attributable to BlackRock	$1,681	$1,364	$4,258	$3,384
Diluted earnings per common share	$10.89	$8.87	$27.59	$21.84
Effective tax rate	23.6%	25.4%	25.9%	19.3%
As adjusted(1):
Operating income	$1,946	$1,757	$5,422	$4,436
Operating margin	45.8%	47.0%	45.1%	44.3%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$264	$71	$337	$226
Net income attributable to BlackRock	$1,690	$1,418	$4,438	$3,664
Diluted earnings per common share	$10.95	$9.22	$28.75	$23.64
Effective tax rate	23.6%	22.5%	22.9%	21.4%
Other:
AUM (end of period)	$9,463,662	$7,808,497	$9,463,662	$7,808,497
Diluted weighted-average common shares outstanding	154,343,277	153,742,264	154,352,590	154,959,812
Shares outstanding (end of period)	151,988,234	152,496,403	151,988,234	152,496,403
Book value per share(2)	$242.24	$222.12	$242.24	$222.12
Cash dividends declared and paid per share	$4.13	$3.63	$12.39	$10.89

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Total BlackRock stockholders’ equity divided by total shares outstanding at September 30 of the respective period-end.

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2020

GAAP.   Operating income of $1,935 million increased $178 million and operating margin of 38.3% decreased 190 bps from the third quarter of 2020. Operating income and operating margin reflected market gains as well as strong organic growth and technology services revenue, offset by lower performance fees and higher expense, driven by higher general and administration expense, including higher transaction-related expense and product launch costs in the current quarter, higher employee compensation and benefits expense, and higher direct fund expense. Product launch costs of $99 million in the third quarter of 2021 were primarily associated with the September 2021 close of the BlackRock ESG Capital Allocation Trust. Product launch costs of $83 million in the third quarter of 2020 were primarily associated with the BlackRock Capital Allocation Trust. Operating income and operating margin also reflected $11 million of noncash occupancy expense related to the lease of office space for the Company’s future headquarters located at 50 Hudson Yards in New York (“Lease cost – Hudson Yards”), which it expects to begin to occupy in late 2022 (and begin lease payments in May 2023).

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) increased $193 million from the third quarter of 2020, primarily driven by non-cash gains related to our strategic minority investments in iCapital Network, Inc. (“iCapital”) and Scalable Capital Limited (“Scalable”) and higher mark-to-market gains on the Company’s private equity co-investment portfolio.

Earnings per diluted common share increased $2.02, or 23%, from the third quarter of 2020, reflecting higher operating and nonoperating income, and a lower effective tax rate in the current quarter.

As Adjusted.  Operating income of $1,946 million increased $189 million and operating margin of 45.8% decreased 120 bps from the third quarter of 2020. Earnings per diluted common share increased $1.73, or 19%, from the third quarter of 2020. The impact of the Lease cost – Hudson Yards described above has been excluded from as adjusted results for the third quarter of 2021. Income tax expense, as adjusted, for the third quarter of 2020 excluded a $54 million noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the UK increasing its corporate tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2020

GAAP.   Operating income of $5,411 million increased $1,564 million and operating margin of 37.9% increased 510 bps from the nine months ended September 30, 2020. Increases in operating income and operating margin reflected the impact of $589 million related to the previously reported charitable contribution of BlackRock’s remaining 20% stake in PennyMac Financial Services, Inc. (the “Charitable Contribution”) during the nine months ended September 30, 2020. Operating income and operating margin also reflected higher investment advisory and administration fees (collectively “base fees”), performance fees and technology services revenue, partially offset by higher employee compensation and benefits expense, higher volume-related expense and higher product launch costs in 2021.

Nonoperating income (expense) less net income (loss) attributable to NCI decreased $11 million from the nine months ended September 30, 2020, reflecting the impact of a pre-tax gain of approximately $240 million in connection with a recapitalization of iCapital and $122 million pre-tax gain related to the Charitable Contribution during the nine months ended September 30, 2020, partially offset by the impact of non-cash gains related to iCapital and Scalable and higher mark-to-market gains on the Company’s private equity co-investment portfolio during the nine months ended September 30, 2021.

Income tax expense for the nine months ended September 30, 2021 reflected the $171 million noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the UK increasing its corporate tax rate. Income tax expense for the nine months ended September 30, 2020 included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution and a $54 million noncash net expense related to the revaluation of certain deferred tax assets and liabilities described above. Income tax expense for the nine months ended September 30, 2021 and 2020 also reflected $42 million and $78 million, respectively, of discrete tax benefits, including benefits related to stock-based compensation awards that vested in the first quarter of each year.  See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $5.75, or 26%, from the nine months ended September 30, 2020, reflecting the impact of the Charitable Contribution incurred in the nine months ended September 30, 2020. The increase in earnings per diluted common share also included higher revenue, partially offset by higher product launch costs, lower nonoperating income, and a higher effective tax rate in the nine months ended September 30, 2021.

As Adjusted.  Operating income of $5,422 million increased $986 million and operating margin of 45.1% increased 80 bps from the nine months ended September 30, 2020. Earnings per diluted common share increased $5.11, or 22%, from the nine months ended September 30, 2020, primarily due to higher operating and nonoperating income, partially offset by a higher effective tax rate in the nine months ended September 30, 2021. Income tax expense for the nine months ended September 30, 2021 and 2020 excluded the $171 million and $54 million, respectively, of noncash net expense described above. The financial impact related to the Lease cost – Hudson Yards and the Charitable Contribution has been excluded from as adjusted results for the nine months ended September 30, 2021 and 2020, respectively.

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

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Operating income, GAAP basis	$1,935	$1,757	$5,411	$3,847
Non-GAAP expense adjustment:
Lease costs - Hudson Yards	11	—	11	—
Charitable Contribution	—	—	—	589
Operating income, as adjusted	1,946	1,757	5,422	4,436
Product launch costs and commissions	99	83	284	170
Operating income used for operating margin measurement	$2,045	$1,840	$5,706	$4,606
Revenue, GAAP basis	$5,050	$4,369	$14,268	$11,727
Non-GAAP adjustments:
Distribution fees	(401)	(288)	(1,110)	(817)
Investment advisory fees	(184)	(168)	(503)	(513)
Revenue used for operating margin measurement	$4,465	$3,913	$12,655	$10,397
Operating margin, GAAP basis	38.3%	40.2%	37.9%	32.8%
Operating margin, as adjusted	45.8%	47.0%	45.1%	44.3%

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

•

Operating income, as adjusted, includes non-GAAP expense adjustments. During the three and nine months ended September 30, 2021, the Company recorded expense of $11 million related to the Lease cost – Hudson Yards.  While the Company expects to begin to occupy the new office space in late 2022 (and begin cash lease payments in May 2023), the Company is required to record lease expense from August 2021 because it obtained access to the building to begin its tenant improvements.  As a result, the Company is recognizing lease expense for both its current and future headquarters until its current headquarters lease expires in April 2023.  Management believes removing the Lease cost – Hudson Yards when calculating operating income, as adjusted, is useful to assess its financial performance and enhances comparability among periods presented.  During the nine months ended September 30, 2020, the Charitable Contribution expense of $589 million has been excluded from operating income, as adjusted, due to its nonrecurring nature.

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

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Nonoperating income (expense), GAAP basis	$336	$224	$652	$510
Less: Net income (loss) attributable to NCI	72	153	315	162
Nonoperating income (expense), net of NCI	264	71	337	348
Less: Gain related to the Charitable Contribution	—	—	—	122
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$264	$71	$337	$226

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

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2021	2020	2021	2020
Net income attributable to BlackRock, Inc., GAAP basis	$1,681	$1,364	$4,258	$3,384
Non-GAAP adjustments:
Lease costs - Hudson Yards, net of tax	9	—	9	—
Charitable Contribution, net of tax	—	—	—	226
Income tax matters	—	54	171	54
Net income attributable to BlackRock, Inc., as adjusted	$1,690	$1,418	$4,438	$3,664
Diluted weighted-average common shares outstanding	154.3	153.7	154.4	155.0
Diluted earnings per common share, GAAP basis	$10.89	$8.87	$27.59	$21.84
Diluted earnings per common share, as adjusted	$10.95	$9.22	$28.75	$23.64

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

See aforementioned discussion regarding operating income, as adjusted, operating margin, as adjusted, and nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, for information on the Lease cost – Hudson Yards and Charitable Contribution.

The nine months ended September 30, 2020 included a discrete tax benefit of $241 million that was recognized in connection with the Charitable Contribution. The discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the Charitable Contribution. Amounts for income tax matters represent net noncash (benefits) expense primarily associated with the revaluation of certain deferred tax liabilities related to intangible assets and goodwill as a result of tax rate changes. These amounts have been excluded from the as adjusted results as these items will not have a cash flow impact and to ensure comparability among periods presented.

Per share amounts reflect net income attributable to BlackRock, Inc., as adjusted divided by diluted weighted-average common shares outstanding.

ASSETS UNDER MANAGEMENT

AUM for reporting purposes generally is based upon how base fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM				Net inflows (outflows)
					Three Months	Nine Months	Twelve Months
					Ended	Ended	Ended
	September 30,	June 30,	December 31,	September 30,	September 30,	September 30,	September 30,
(in millions)	2021	2021	2020	2020	2021	2021	2021
Retail	$1,000,627	$995,483	$845,917	$746,264	$22,672	$80,572	$115,889
ETFs	3,038,751	3,031,505	2,669,007	2,321,335	57,954	201,591	280,344
Institutional:
Active	1,638,545	1,624,049	1,524,462	1,427,122	25,558	85,558	86,913
Index	3,063,692	3,097,073	2,948,683	2,641,408	(8,212)	(77,405)	(76,633)
Institutional subtotal	4,702,237	4,721,122	4,473,145	4,068,530	17,346	8,153	10,280
Long-term	8,741,615	8,748,110	7,988,069	7,136,129	97,972	290,316	406,513
Cash management	712,015	727,603	666,252	652,002	(12,398)	50,132	59,076
Advisory(1)	10,032	20,280	22,359	20,366	(10,260)	(12,530)	(10,738)
Total	$9,463,662	$9,495,993	$8,676,680	$7,808,497	$75,314	$327,918	$454,851

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM				Net inflows (outflows)
					Three Months	Nine Months	Twelve Months
					Ended	Ended	Ended
	September 30,	June 30,	December 31,	September 30,	September 30,	September 30,	September 30,
(in millions)	2021	2021	2020	2020	2021	2021	2021
Active	$2,463,867	$2,446,632	$2,250,887	$2,072,673	$44,528	$166,233	$197,293
Index and ETFs	6,277,748	6,301,478	5,737,182	5,063,456	53,444	124,083	209,220
Long-term	8,741,615	8,748,110	7,988,069	7,136,129	97,972	290,316	406,513
Cash management	712,015	727,603	666,252	652,002	(12,398)	50,132	59,076
Advisory(1)	10,032	20,280	22,359	20,366	(10,260)	(12,530)	(10,738)
Total	$9,463,662	$9,495,993	$8,676,680	$7,808,497	$75,314	$327,918	$454,851

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
					Three Months	Nine Months	Twelve Months
					Ended	Ended	Ended
	September 30,	June 30,	December 31,	September 30,	September 30,	September 30,	September 30,
(in millions)	2021	2021	2020	2020	2021	2021	2021
Equity	$4,998,410	$5,034,391	$4,419,806	$3,784,118	$33,168	$56,576	$104,653
Fixed income	2,713,899	2,712,165	2,674,488	2,531,465	27,315	129,445	192,149
Multi-asset	773,158	748,770	658,733	598,246	30,935	80,824	80,422
Alternatives:
Illiquid alternatives	98,321	95,961	85,770	79,723	2,743	12,315	16,844
Liquid alternatives	85,052	81,560	73,218	69,255	3,782	9,455	10,492
Currency and commodities(2)	72,775	75,263	76,054	73,322	29	1,701	1,953
Alternatives subtotal	256,148	252,784	235,042	222,300	6,554	23,471	29,289
Long-term	8,741,615	8,748,110	7,988,069	7,136,129	97,972	290,316	406,513
Cash management	712,015	727,603	666,252	652,002	(12,398)	50,132	59,076
Advisory	10,032	20,280	22,359	20,366	(10,260)	(12,530)	(10,738)
Total	$9,463,662	$9,495,993	$8,676,680	$7,808,497	$75,314	$327,918	$454,851

(1)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(2)	Amounts include commodity ETFs.

Component Changes in AUM for the Three Months Ended September 30, 2021

The following table presents the component changes in AUM by client type and product type for the three months ended September 30, 2021.

		Net
	June 30,	inflows	Market	FX	September 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2021	AUM(2)
Retail:
Equity	$446,327	$9,952	$(7,823)	$(2,719)	$445,737	$452,433
Fixed income	359,480	4,524	(3,156)	(1,687)	359,161	361,730
Multi-asset	147,228	5,395	(1,332)	(338)	150,953	150,409
Alternatives	42,448	2,801	(318)	(155)	44,776	43,690
Retail subtotal	995,483	22,672	(12,629)	(4,899)	1,000,627	1,008,262
ETFs:
Equity	2,257,828	34,987	(36,247)	(5,719)	2,250,849	2,279,480
Fixed income	700,009	22,489	(3,494)	(2,408)	716,596	711,729
Multi-asset	7,663	593	(70)	(36)	8,150	7,954
Alternatives	66,005	(115)	(2,688)	(46)	63,156	65,863
ETFs subtotal	3,031,505	57,954	(42,499)	(8,209)	3,038,751	3,065,026
Institutional:
Active:
Equity	184,174	1,930	(2,410)	(1,462)	182,232	185,208
Fixed income	716,671	(5,716)	806	(3,063)	708,698	718,139
Multi-asset	584,582	25,477	920	(5,682)	605,297	604,848
Alternatives	138,622	3,867	560	(731)	142,318	140,894
Active subtotal	1,624,049	25,558	(124)	(10,938)	1,638,545	1,649,089
Index:
Equity	2,146,062	(13,701)	(114)	(12,655)	2,119,592	2,158,274
Fixed income	936,005	6,018	139	(12,718)	929,444	947,359
Multi-asset	9,297	(530)	19	(28)	8,758	9,095
Alternatives	5,709	1	222	(34)	5,898	5,796
Index subtotal	3,097,073	(8,212)	266	(25,435)	3,063,692	3,120,524
Institutional subtotal	4,721,122	17,346	142	(36,373)	4,702,237	4,769,613
Long-term	8,748,110	97,972	(54,986)	(49,481)	8,741,615	8,842,901
Cash management	727,603	(12,398)	(784)	(2,406)	712,015	722,103
Advisory(3)	20,280	(10,260)	23	(11)	10,032	13,749
Total	$9,495,993	$75,314	$(55,747)	$(51,898)	$9,463,662	$9,578,753

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.

The following table presents the component changes in AUM by investment style and product type for the three months ended September 30, 2021.

		Net
	June 30,	inflows	Market	FX	September 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2021	AUM(2)
Active:
Equity	$479,240	$9,651	$(10,660)	$(2,999)	$475,232	$483,441
Fixed income	1,054,517	(2,662)	(2,217)	(4,341)	1,045,297	1,057,426
Multi-asset	731,806	30,870	(411)	(6,020)	756,245	755,251
Alternatives	181,069	6,669	241	(886)	187,093	184,583
Active subtotal	2,446,632	44,528	(13,047)	(14,246)	2,463,867	2,480,701
Index and ETFs:
ETFs:
Equity	2,257,828	34,987	(36,247)	(5,719)	2,250,849	2,279,480
Fixed income	700,009	22,489	(3,494)	(2,408)	716,596	711,729
Multi-asset	7,663	593	(70)	(36)	8,150	7,954
Alternatives	66,005	(115)	(2,688)	(46)	63,156	65,863
ETFs subtotal	3,031,505	57,954	(42,499)	(8,209)	3,038,751	3,065,026
Non-ETF Index:
Equity	2,297,323	(11,470)	313	(13,837)	2,272,329	2,312,474
Fixed income	957,639	7,488	6	(13,127)	952,006	969,802
Multi-asset	9,301	(528)	18	(28)	8,763	9,101
Alternatives	5,710	-	223	(34)	5,899	5,797
Non-ETF Index subtotal	3,269,973	(4,510)	560	(27,026)	3,238,997	3,297,174
Index & ETFs subtotal	6,301,478	53,444	(41,939)	(35,235)	6,277,748	6,362,200
Long-term	8,748,110	97,972	(54,986)	(49,481)	8,741,615	8,842,901
Cash management	727,603	(12,398)	(784)	(2,406)	712,015	722,103
Advisory(3)	20,280	(10,260)	23	(11)	10,032	13,749
Total	$9,495,993	$75,314	$(55,747)	$(51,898)	$9,463,662	$9,578,753

The following table presents the component changes in AUM by product type for the three months ended September 30, 2021.

		Net
	June 30,	inflows	Market	FX	September 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2021	AUM(2)
Equity	$5,034,391	$33,168	$(46,594)	$(22,555)	$4,998,410	$5,075,395
Fixed income	2,712,165	27,315	(5,705)	(19,876)	2,713,899	2,738,957
Multi-asset	748,770	30,935	(463)	(6,084)	773,158	772,306
Alternatives:
Illiquid alternatives	95,961	2,743	195	(578)	98,321	97,516
Liquid alternatives	81,560	3,782	9	(299)	85,052	83,431
Currency and commodities(4)	75,263	29	(2,428)	(89)	72,775	75,296
Alternatives subtotal	252,784	6,554	(2,224)	(966)	256,148	256,243
Long-term	8,748,110	97,972	(54,986)	(49,481)	8,741,615	8,842,901
Cash management	727,603	(12,398)	(784)	(2,406)	712,015	722,103
Advisory(3)	20,280	(10,260)	23	(11)	10,032	13,749
Total	$9,495,993	$75,314	$(55,747)	$(51,898)	$9,463,662	$9,578,753

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(4)	Amounts include commodity ETFs.

AUM remained flat at $9.5 trillion at September 30, 2021, as positive net inflows were more than offset by net market depreciation and the impact of foreign exchange movements.

Long-term net inflows of $98 billion were comprised of net inflows of $58 billion, $23 billion and $17 billion into ETFs, retail and institutional, respectively. Net flows in long-term products are described below.

•

ETFs net inflows of $58 billion reflected continued growth in core equity, fixed income and sustainable ETFs, as well as inflows into precision exposures. Equity net inflows of $35 billion were driven by both US and international equity market exposures. Fixed income net inflows of $22 billion reflected demand for inflation-protection and municipal bond ETFs. By region, ETFs inflows were diversified with $34 billion of net inflows in US-listed ETFs and $19 billion of net inflows in European-listed ETFs.

•

Retail net inflows of $23 billion were positive in both the US and internationally, and across all major asset classes. Equity net inflows of $10 billion reflected strength in global and thematic equity funds, and fixed income net inflows of $5 billion were driven by unconstrained, high yield and municipal fixed income funds. Retail multi-asset net inflows of $5 billion included $2 billion from the successful launch of our first ESG-oriented closed-end fund in September, the BlackRock ESG Capital Allocation Trust.

•

Institutional active net inflows of $26 billion were led by $26 billion of multi-asset net inflows and included the impact of a significant Outsourced Chief Investment Officer (“OCIO”) mandate from an Asia-Pacific client. Net inflows also reflected continued growth in LifePath® target-date funds.

•

Institutional index net outflows of $8 billion reflected equity net outflows, which were partially offset by fixed income net inflows, as clients continued to re-balance portfolios after significant equity market gains or sought to immunize portfolios though LDI strategies.

Cash management AUM decreased to $712 billion, driven by net outflows of $12 billion.

Net market depreciation of $56 billion was primarily driven by global equity market depreciation.

AUM decreased $52 billion due to the negative impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the British pound and the Euro.

Component Changes in AUM for the Nine Months Ended September 30, 2021

The following table presents the component changes in AUM by client type and product type for the nine months ended September 30, 2021.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Retail:
Equity	$338,434	$34,153	$41,324	$35,459	$(3,633)	$445,737	$417,230
Fixed income	340,468	26,011	—	(4,457)	(2,861)	359,161	354,337
Multi-asset	132,624	10,269	—	8,505	(445)	150,953	143,345
Alternatives	34,391	10,139	—	468	(222)	44,776	39,976
Retail subtotal	845,917	80,572	41,324	39,975	(7,161)	1,000,627	954,888
ETFs:
Equity	1,905,101	152,785	—	202,397	(9,434)	2,250,849	2,142,649
Fixed income	690,033	45,804	—	(14,826)	(4,415)	716,596	694,541
Multi-asset	6,268	1,539	—	349	(6)	8,150	7,279
Alternatives	67,605	1,463	—	(5,837)	(75)	63,156	66,272
ETFs subtotal	2,669,007	201,591	—	182,083	(13,930)	3,038,751	2,910,741
Institutional:
Active:
Equity	169,522	(1,561)	—	16,555	(2,284)	182,232	179,247
Fixed income	716,269	5,606	—	(7,030)	(6,147)	708,698	710,668
Multi-asset	511,242	69,106	—	33,655	(8,706)	605,297	556,569
Alternatives	127,429	12,407	—	3,682	(1,200)	142,318	135,656
Active subtotal	1,524,462	85,558	—	46,862	(18,337)	1,638,545	1,582,140
Index:
Equity	2,006,749	(128,801)	—	264,183	(22,539)	2,119,592	2,101,940
Fixed income	927,718	52,024	—	(25,447)	(24,851)	929,444	933,212
Multi-asset	8,599	(90)	—	517	(268)	8,758	8,919
Alternatives	5,617	(538)	—	908	(89)	5,898	5,680
Index subtotal	2,948,683	(77,405)	—	240,161	(47,747)	3,063,692	3,049,751
Institutional subtotal	4,473,145	8,153	—	287,023	(66,084)	4,702,237	4,631,891
Long-term	7,988,069	290,316	41,324	509,081	(87,175)	8,741,615	8,497,520
Cash management	666,252	50,132	—	(996)	(3,373)	712,015	704,580
Advisory(4)	22,359	(12,530)	—	200	3	10,032	18,838
Total	$8,676,680	$327,918	$41,324	$508,285	$(90,545)	$9,463,662	$9,220,938

(1)	Amounts include AUM attributable to the Aperio Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(4)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.

The following table presents the component changes in AUM by investment style and product type for the nine months ended September 30, 2021.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Active:
Equity	$410,189	$34,854	$—	$34,944	$(4,755)	$475,232	$457,458
Fixed income	1,035,015	29,461	—	(10,534)	(8,645)	1,045,297	1,043,135
Multi-asset	643,864	79,374	—	42,158	(9,151)	756,245	699,909
Alternatives	161,819	22,544	—	4,153	(1,423)	187,093	175,631
Active subtotal	2,250,887	166,233	—	70,721	(23,974)	2,463,867	2,376,133
Index and ETFs:
ETFs:
Equity	1,905,101	152,785	—	202,397	(9,434)	2,250,849	2,142,649
Fixed income	690,033	45,804	—	(14,826)	(4,415)	716,596	694,541
Multi-asset	6,268	1,539	—	349	(6)	8,150	7,279
Alternatives	67,605	1,463	—	(5,837)	(75)	63,156	66,272
ETFs subtotal	2,669,007	201,591	—	182,083	(13,930)	3,038,751	2,910,741
Non-ETF Index:
Equity	2,104,516	(131,063)	41,324	281,253	(23,701)	2,272,329	2,240,959
Fixed income	949,440	54,180	—	(26,400)	(25,214)	952,006	955,082
Multi-asset	8,601	(89)	—	519	(268)	8,763	8,924
Alternatives	5,618	(536)	—	905	(88)	5,899	5,681
Non-ETF Index subtotal	3,068,175	(77,508)	41,324	256,277	(49,271)	3,238,997	3,210,646
Index & ETFs subtotal	5,737,182	124,083	41,324	438,360	(63,201)	6,277,748	6,121,387
Long-term	7,988,069	290,316	41,324	509,081	(87,175)	8,741,615	8,497,520
Cash management	666,252	50,132	—	(996)	(3,373)	712,015	704,580
Advisory(4)	22,359	(12,530)	—	200	3	10,032	18,838
Total	$8,676,680	$327,918	$41,324	$508,285	$(90,545)	$9,463,662	$9,220,938

The following table presents the component changes in AUM by product type for the nine months ended September 30, 2021.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Equity	$4,419,806	$56,576	$41,324	$518,594	$(37,890)	$4,998,410	$4,841,066
Fixed income	2,674,488	129,445	—	(51,760)	(38,274)	2,713,899	2,692,758
Multi-asset	658,733	80,824	—	43,026	(9,425)	773,158	716,112
Alternatives:
Illiquid alternatives	85,770	12,315	—	1,148	(912)	98,321	93,102
Liquid alternatives	73,218	9,455	—	2,745	(366)	85,052	79,234
Currency and commodities(5)	76,054	1,701	—	(4,672)	(308)	72,775	75,248
Alternatives subtotal	235,042	23,471	—	(779)	(1,586)	256,148	247,584
Long-term	7,988,069	290,316	41,324	509,081	(87,175)	8,741,615	8,497,520
Cash management	666,252	50,132	—	(996)	(3,373)	712,015	704,580
Advisory(4)	22,359	(12,530)	—	200	3	10,032	18,838
Total	$8,676,680	$327,918	$41,324	$508,285	$(90,545)	$9,463,662	$9,220,938

(1)	Amounts include AUM attributable to the Aperio Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(4)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(5)	Amounts include commodity ETFs.

AUM increased $787 billion to $9.5 trillion at September 30, 2021, driven by net market appreciation, positive net inflows, and AUM acquired in the Aperio Transaction, partially offset by the impact of foreign exchange movements.

Long-term net inflows of $290 billion were comprised of net inflows of $202 billion, $81 billion and $8 billion into ETFs, retail and institutional, respectively. Net flows in long-term products are described below.

•

ETFs net inflows of $202 billion reflected positive flows across core equity, strategic and precision ETFs, and across asset classes. Equity net inflows of $153 billion were driven by both US and international equity market exposures. Fixed income net inflows of $46 billion were led by flows into inflation-protected, emerging market, municipal and core bond ETFs. By region, ETFs inflows were diversified with $125 billion of net inflows in US-listed ETFs and $64 billion of net inflows in European-listed ETFs.

•

Retail net inflows of $81 billion primarily reflected net inflows of $46 billion and $34 billion in the US and internationally, respectively. Retail net inflows reflected strength in thematic and US growth equity funds, unconstrained, municipal and total return fixed income funds, multi-asset and alternatives funds.

•

Institutional active net inflows of $86 billion included the previously disclosed impact of a significant OCIO mandate from a UK pension client in the second quarter of 2021 and a more recent significant OCIO mandate from an Asia-Pacific client, and also reflected continued growth in LifePath target-date funds, active fixed income strategies and illiquid alternatives.

•

Institutional index net outflows of $77 billion included the previously disclosed impact of a $58 billion low-fee institutional index redemption in the second quarter of 2021. Equity net outflows of $129 billion were partially offset by fixed income net inflows of $52 billion.

Cash management AUM increased to $712 billion, driven by net inflows of $50 billion.

Net market appreciation of $508 billion was driven primarily by global equity market appreciation.

AUM decreased $91 billion due to the negative impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar, largely against the Euro and the Japanese yen.

Component Changes in AUM for the Twelve Months Ended September 30, 2021

The following table presents the component changes in AUM by client type and product type for the twelve months ended September 30, 2021.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Retail:
Equity	$279,427	$50,248	$41,324	$73,968	$770	$445,737	$387,825
Fixed income	316,008	40,231	—	2,060	862	359,161	347,052
Multi-asset	119,708	12,914	—	18,198	133	150,953	138,466
Alternatives	31,121	12,496	—	1,081	78	44,776	38,183
Retail subtotal	746,264	115,889	41,324	95,307	1,843	1,000,627	911,526
ETFs:
Equity	1,586,849	218,042	—	446,634	(676)	2,250,849	2,028,304
Fixed income	662,999	59,339	—	(6,063)	321	716,596	689,132
Multi-asset	5,430	1,955	—	736	29	8,150	6,895
Alternatives	66,057	1,008	—	(3,935)	26	63,156	65,933
ETFs subtotal	2,321,335	280,344	—	437,372	(300)	3,038,751	2,790,264
Institutional:
Active:
Equity	149,260	(4,379)	—	37,231	120	182,232	173,263
Fixed income	693,061	9,122	—	5,825	690	708,698	707,349
Multi-asset	464,242	66,535	—	74,282	238	605,297	536,848
Alternatives	120,559	15,635	—	5,555	569	142,318	132,368
Active subtotal	1,427,122	86,913	—	122,893	1,617	1,638,545	1,549,828
Index:
Equity	1,768,582	(159,258)	—	508,028	2,240	2,119,592	2,034,356
Fixed income	859,397	83,457	—	(16,605)	3,195	929,444	919,677
Multi-asset	8,866	(982)	—	1,029	(155)	8,758	8,804
Alternatives	4,563	150	—	1,186	(1)	5,898	5,512
Index subtotal	2,641,408	(76,633)	—	493,638	5,279	3,063,692	2,968,349
Institutional subtotal	4,068,530	10,280	—	616,531	6,896	4,702,237	4,518,177
Long-term	7,136,129	406,513	41,324	1,149,210	8,439	8,741,615	8,219,967
Cash management	652,002	59,076	—	(1,215)	2,152	712,015	695,260
Advisory(4)	20,366	(10,738)	—	377	27	10,032	19,358
Total	$7,808,497	$454,851	$41,324	$1,148,372	$10,618	$9,463,662	$8,934,585

(1)	Amounts include AUM attributable to the Aperio Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended September 30, 2021.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Active:
Equity	$347,631	$43,476	$—	$84,336	$(211)	$475,232	$434,610
Fixed income	989,412	46,244	—	8,559	1,082	1,045,297	1,032,919
Multi-asset	583,952	79,443	—	92,479	371	756,245	675,310
Alternatives	151,678	28,130	—	6,638	647	187,093	170,550
Active subtotal	2,072,673	197,293	—	192,012	1,889	2,463,867	2,313,389
Index and ETFs:
ETFs:
Equity	1,586,849	218,042	—	446,634	(676)	2,250,849	2,028,304
Fixed income	662,999	59,339	—	(6,063)	321	716,596	689,132
Multi-asset	5,430	1,955	—	736	29	8,150	6,895
Alternatives	66,057	1,008	—	(3,935)	26	63,156	65,933
ETFs subtotal	2,321,335	280,344	—	437,372	(300)	3,038,751	2,790,264
Non-ETF Index:
Equity	1,849,638	(156,865)	41,324	534,891	3,341	2,272,329	2,160,834
Fixed income	879,054	86,566	—	(17,279)	3,665	952,006	941,159
Multi-asset	8,864	(976)	—	1,030	(155)	8,763	8,808
Alternatives	4,565	151	—	1,184	(1)	5,899	5,513
Non-ETF Index subtotal	2,742,121	(71,124)	41,324	519,826	6,850	3,238,997	3,116,314
Index & ETFs subtotal	5,063,456	209,220	41,324	957,198	6,550	6,277,748	5,906,578
Long-term	7,136,129	406,513	41,324	1,149,210	8,439	8,741,615	8,219,967
Cash management	652,002	59,076	—	(1,215)	2,152	712,015	695,260
Advisory(4)	20,366	(10,738)	—	377	27	10,032	19,358
Total	$7,808,497	$454,851	$41,324	$1,148,372	$10,618	$9,463,662	$8,934,585

The following table presents the component changes in AUM by product type for the twelve months ended September 30, 2021.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Equity	$3,784,118	$104,653	$41,324	$1,065,861	$2,454	$4,998,410	$4,623,748
Fixed income	2,531,465	192,149	—	(14,783)	5,068	2,713,899	2,663,210
Multi-asset	598,246	80,422	—	94,245	245	773,158	691,013
Alternatives:
Illiquid alternatives	79,723	16,844	—	1,660	94	98,321	90,319
Liquid alternatives	69,255	10,492	—	4,653	652	85,052	77,069
Currency and commodities(5)	73,322	1,953	—	(2,426)	(74)	72,775	74,608
Alternatives subtotal	222,300	29,289	—	3,887	672	256,148	241,996
Long-term	7,136,129	406,513	41,324	1,149,210	8,439	8,741,615	8,219,967
Cash management	652,002	59,076	—	(1,215)	2,152	712,015	695,260
Advisory(4)	20,366	(10,738)	—	377	27	10,032	19,358
Total	$7,808,497	$454,851	$41,324	$1,148,372	$10,618	$9,463,662	$8,934,585

(1)	Amounts include AUM attributable to the Aperio Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(5)	Amounts include commodity ETFs.

AUM increased $1.7 trillion to $9.5 trillion at September 30, 2021, driven by net market appreciation, positive net inflows, the positive impact of foreign exchange movements and AUM acquired in the Aperio Transaction.

Long-term net inflows of $407 billion were comprised of net inflows of $280 billion, $116 billion and $10 billion from ETFs, retail and institutional, respectively. Net flows in long-term products are described below.

•

ETFs net inflows of $280 billion reflected positive flows across core equity, strategic and precision ETFs, and across asset classes. Equity net inflows of $218 billion were driven by both US and international equity market exposures. Fixed income net inflows of $59 billion were led by flows into inflation-protected, emerging market, municipal and core bond ETFs. By region, ETFs net inflows were diversified with $173 billion of net inflows in US-listed ETFs and $91 billion of net inflows in European-listed ETFs.

•

Retail net inflows of $116 billion included net inflows of $56 billion and $60 billion in the US and internationally, respectively. Retail net inflows reflected strength in thematic and US growth equity funds, unconstrained, municipal and total return fixed income funds, multi-asset and alternatives funds.

•

Institutional active net inflows of $87 billion included the previously disclosed impact of a significant OCIO mandate from a UK pension client in the second quarter of 2021 and a more recent significant OCIO mandate from an Asia-Pacific client, and also reflected continued growth in LifePath target-date funds, active fixed income strategies and illiquid alternatives.

•

Institutional index net outflows of $77 billion included the previously discussed impact of a $58 billion low-fee institutional index redemption in the second quarter of 2021. Equity net outflows of $159 billion were partially offset by fixed income net inflows of $83 billion.

Cash management AUM increased to $712 billion, driven by net inflows of $59 billion.

Net market appreciation of $1.1 trillion was driven by global equity market appreciation.

AUM increased $11 billion due to the positive impact of foreign exchange movements, primarily resulting from the weakening of the US dollar, largely against the British pound and the Canadian dollar, partially offset by the strengthening of the US dollar against the Japanese yen and the Euro.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and nine months ended September 30, 2021 and 2020 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

Revenue

The table below presents detail of revenue for the three and nine months ended September 30, 2021 and 2020 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$674	$457	$1,891	$1,236
ETFs	1,212	880	3,436	2,551
Non-ETF Index	207	164	581	505
Equity subtotal	2,093	1,501	5,908	4,292
Fixed income:
Active	561	498	1,631	1,443
ETFs	304	297	893	817
Non-ETF Index	121	113	350	354
Fixed income subtotal	986	908	2,874	2,614
Multi-asset	369	289	1,041	852
Alternatives:
Illiquid alternatives	166	140	501	416
Liquid alternatives	163	132	460	361
Currency and commodities(1)	55	51	163	118
Alternatives subtotal	384	323	1,124	895
Long-term	3,832	3,021	10,947	8,653
Cash management	111	204	345	593
Total investment advisory, administration fees and securities lending revenue	3,943	3,225	11,292	9,246
Investment advisory performance fees:
Equity	8	4	70	29
Fixed income	2	9	31	13
Multi-asset	—	10	17	13
Alternatives:
Illiquid alternatives	50	6	147	55
Liquid alternatives	285	503	549	575
Alternatives subtotal	335	509	696	630
Total performance fees	345	532	814	685
Technology services revenue	320	282	942	834
Distribution fees:
Retrocessions	294	188	796	519
12b-1 fees (US mutual fund distribution fees)	91	85	263	254
Other	16	15	51	44
Total distribution fees	401	288	1,110	817
Advisory and other revenue:
Advisory	13	14	37	48
Other	28	28	73	97
Total advisory and other revenue	41	42	110	145
Total revenue	$5,050	$4,369	$14,268	$11,727

(1)	Amounts include commodity ETFs.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)		Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(2)
	2021	2020	2021	2020	2021	2020	2021	2020
Equity:
Active	18%	15%	5%	4%	19%	14%	5%	4%
ETFs	31%	27%	24%	20%	30%	28%	23%	21%
Non-ETF Index	5%	5%	23%	24%	5%	5%	24%	23%
Equity subtotal	54%	47%	52%	48%	54%	47%	52%	48%
Fixed income:
Active	13%	15%	12%	13%	13%	15%	11%	13%
ETFs	8%	9%	7%	9%	8%	9%	8%	8%
Non-ETF Index	3%	4%	10%	11%	3%	4%	10%	12%
Fixed income subtotal	24%	28%	29%	33%	24%	28%	29%	33%
Multi-asset	9%	9%	8%	8%	9%	9%	8%	8%
Alternatives:
Illiquid alternatives	5%	4%	1%	1%	5%	5%	1%	1%
Liquid alternatives	4%	4%	1%	1%	4%	4%	1%	1%
Currency and commodities(3)	1%	2%	1%	1%	1%	1%	1%	1%
Alternatives subtotal	10%	10%	3%	3%	10%	10%	3%	3%
Long-term	97%	94%	92%	92%	97%	94%	92%	92%
Cash management	3%	6%	8%	8%	3%	6%	8%	8%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(3)	Amounts include commodity ETFs.

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Revenue increased $681 million, or 16%, from the three months ended September 30, 2020, reflecting market gains as well as strong organic growth and 13% growth in technology services revenue, partially offset by lower performance fees.

Investment advisory, administration fees and securities lending revenue of $3,943 million increased $718 million from $3,225 million for the three months ended September 30, 2020, primarily driven by the positive impact of market beta and foreign exchange movements on average AUM and strong organic base fee growth, partially offset by the impact of yield-related fee waivers on certain money market funds and strategic pricing changes to certain products. Securities lending revenue of $152 million decreased from $153 million in the third quarter of 2020, primarily reflecting lower asset spreads, partially offset by higher average balances of securities on loan.

Investment advisory performance fees of $345 million decreased $187 million from $532 million for the three months ended September 30, 2020, primarily reflecting lower revenue from liquid alternative products, including lower fees from a single hedge fund strategy with an annual performance measurement period that ends in the third quarter, partially offset by higher revenue from illiquid alternative products.

Technology services revenue of $320 million increased $38 million from $282 million for the three months ended September 30, 2020, primarily reflecting higher revenue from Aladdin.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Revenue increased $2,541 million, or 22%, from the nine months ended September 30, 2020, reflecting higher base and performance fees and higher technology services revenue, partially offset by lower securities lending revenue.

Investment advisory, administration fees and securities lending revenue of $11,292 million increased $2,046 million from $9,246 million for the nine months ended September 30, 2020, primarily driven by the positive impact of market beta and foreign exchange movements on average AUM and organic growth, partially offset by the impact of yield-related fee waivers on certain money market funds and strategic pricing changes to certain products, and lower securities lending revenue. Securities lending revenue of $419 million decreased $102 million from $521 million for the nine months ended September 30, 2020, primarily reflecting lower spreads, partially offset by higher average balances of securities on loan.

Investment advisory performance fees of $814 million increased $129 million from $685 million for the nine months ended September 30, 2020, primarily reflecting higher revenue from illiquid alternative and long-only products.

Technology services revenue of $942 million increased $108 million from $834 million for the nine months ended September 30, 2020, primarily reflecting higher revenue from Aladdin.

Advisory and other revenue of $110 million decreased $35 million from $145 million for the nine months ended September 30, 2020, primarily reflecting the impact of the Charitable Contribution, lower earnings from a strategic minority investment and lower fees from advisory assignments.

Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Expense:
Employee compensation and benefits	$1,527	$1,411	$4,484	$3,700
Distribution and servicing costs:
Retrocessions	294	188	796	519
12b-1 costs	89	83	257	247
Other	202	185	560	564
Total distribution and servicing costs	585	456	1,613	1,330
Direct fund expense	354	257	994	780
General and administration expense:
Marketing and promotional	54	48	142	156
Occupancy and office related	91	81	250	239
Portfolio services	93	73	267	203
Technology	140	93	373	273
Professional services	42	36	122	121
Communications	11	14	33	40
Foreign exchange remeasurement	1	1	3	7
Contingent consideration fair value adjustments	29	—	33	23
Product launch costs	96	80	274	164
Charitable Contribution	—	—	—	589
Other general and administration	54	35	160	176
Total general and administration expense	611	461	1,657	1,991
Amortization of intangible assets	38	27	109	79
Total expense	$3,115	$2,612	$8,857	$7,880

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Expense increased $503 million from the three months ended September 30, 2020, largely driven by higher general and administration expense, higher employee compensation and benefits expense and higher direct fund expense in the third quarter of 2021.

Employee compensation and benefits expense increased $116 million from the three months ended September 30, 2020, primarily reflecting higher base compensation, driven by previously announced base salary increases and higher headcount, and higher deferred compensation, reflecting the impact of additional grants associated with prior-year compensation.

Direct fund expense increased $97 million from the three months ended September 30, 2020, primarily reflecting higher average AUM.

General and administration expense increased $150 million from the three months ended September 30, 2020, reflecting higher technology and portfolio services expense. The increase also reflected higher product launch costs, primarily associated with the previously discussed BlackRock ESG Capital Allocation Trust, higher contingent consideration fair value adjustments, and $11 million of previously discussed noncash Lease cost – Hudson Yards.

Amortization of intangible assets expense increased $11 million from the three months ended September 30, 2020, primarily reflecting amortization of intangible assets related to the Aperio Transaction.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Expense increased $977 million from the nine months ended September 30, 2020, largely driven by higher employee compensation and benefits expense and higher volume-related expense, partially offset by lower general and administration expense, reflecting the impact of the Charitable Contribution recorded in the nine months ended September 30, 2020. Expense also reflected higher product launch costs during the nine months ended September 30, 2021.

Employee compensation and benefits expense increased $784 million from the nine months ended September 30, 2020, primarily reflecting higher base and incentive compensation, driven by higher operating income and higher performance fees, and higher deferred compensation.

Direct fund expense increased $214 million from the nine months ended September 30, 2020, primarily reflecting higher average AUM.

General and administration expense decreased $334 million from the nine months ended September 30, 2020, largely driven by the Charitable Contribution recorded in the nine months ended September 30, 2020. General and administration expense also reflected higher expense during the nine months ended September 30, 2021 related to product launch costs, technology and portfolio services expense, higher contingent consideration fair value adjustments, and Lease cost – Hudson Yards described above, partially offset by lower marketing and promotional expense and the impact of costs related to certain legal matters incurred during the nine months ended September 30, 2020.

Amortization of intangible assets expense increased $30 million from the nine months ended September 30, 2020, primarily reflecting amortization of intangible assets related to the Aperio Transaction.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Nonoperating income (expense), GAAP basis(1)	$336	$224	$652	$510
Less: Net income (loss) attributable to NCI	72	153	315	162
Nonoperating income (expense), net of NCI(2)	$264	$71	$337	$348

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net gain (loss) on investments(1)(2)
Private equity	$124	$18	$212	$8
Real assets	4	6	10	11
Other alternatives(3)	13	14	43	10
Other investments(4)	(8)	55	37	35
Subtotal	133	93	302	64
Gain related to the Charitable Contribution	—	—	—	122
Other gains (losses)(5)	165	23	149	279
Total net gain (loss) on investments(1)(2)	298	116	451	465
Interest and dividend income	14	9	41	34
Interest expense	(48)	(54)	(155)	(151)
Net interest expense	(34)	(45)	(114)	(117)
Nonoperating income (expense)(1)	$264	$71	$337	$348

(1)	Net of net income (loss) attributable to NCI.
(2)

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, is an effective measure for reviewing BlackRock’s nonoperating results, which ultimately impacts BlackRock’s book value. See Non-GAAP Financial Measures for further information on non-GAAP financial measures for the three and nine months ended September 30, 2021 and 2020.

(3)	Amounts primarily include net gains (losses) related to credit funds, direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include net gains (losses) related to unhedged equity, fixed income and multi-asset seed investments.
(5)

Amounts for the three and nine months ended September 30, 2021 include nonoperating noncash pre-tax gains in connection with strategic minority investments in iCapital of approximately $107 million and Scalable of approximately $46 million. Amount for the nine months ended September 30, 2020 includes a nonoperating pre-tax gain of approximately $240 million in connection with a recapitalization of iCapital. Additional amounts primarily include noncash pre-tax gains (losses) related to the revaluation of certain other corporate minority investments.

Income Tax Expense

	GAAP				As Adjusted(1)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Operating income(1)	$1,935	$1,757	$5,411	$3,847	$1,946	$1,757	$5,422	$4,436
Total nonoperating income (expense)(1)(2)	$264	$71	$337	$348	$264	$71	$337	$226
Income before income taxes	$2,199	$1,828	$5,748	$4,195	$2,210	$1,828	$5,759	$4,662
Income tax expense	$518	$464	$1,490	$811	$520	$410	$1,321	$998
Effective tax rate	23.6%	25.4%	25.9%	19.3%	23.6%	22.5%	22.9%	21.4%

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Net of net income (loss) attributable to NCI.

2021. Income tax expense for the nine months ended September 30, 2021 included $171 million noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the UK increasing its corporate tax rate. Income tax expense for the nine months ended September 30, 2021, also reflected $42 million of discrete tax benefits primarily related to stock-based compensation awards that vested in the first quarter of 2021.

The as adjusted effective tax rate of 22.9% for the nine months ended September 30, 2021, excluded the impact of $171 million noncash deferred tax revaluation expense mentioned above as it will not have a cash flow impact and to ensure comparability among periods presented.

2020. Income tax expense for the nine months ended September 30, 2020, included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution and $78 million of discrete tax benefits, including benefits related to stock-based compensation awards that vested in the first quarter of 2020.

The three and nine months ended September 30, 2020 income tax expense also included the previously described $54 million noncash net expense related to legislation enacted in the UK.

The as adjusted effective tax rate of 22.5% and 21.4% for the three and nine months ended September 30, 2020 excluded the impact of the $54 million noncash deferred tax revaluation noncash expense mentioned above as it will not have a cash flow impact and to ensure comparability among periods presented.

The as adjusted effective tax rate of 21.4% for the nine months ended September 30, 2020 also excluded the $241 million discrete tax benefit in connection with the Charitable Contribution due to its nonrecurring nature.

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

	September 30, 2021
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$7,361	$—	$265	$7,096
Accounts receivable	4,015	—	—	4,015
Investments	7,101	—	1,549	5,552
Separate account assets and collateral held under securities lending agreements	110,861	110,861	—	—
Operating lease right-of-use assets	1,798			1,798
Other assets(3)	4,664	—	96	4,568
Subtotal	135,800	110,861	1,910	23,029
Goodwill and intangible assets, net	33,836	—	—	33,836
Total assets	$169,636	$110,861	$1,910	$56,865
Liabilities
Accrued compensation and benefits	$2,343	$—	$—	$2,343
Accounts payable and accrued liabilities	1,402	—	—	1,402
Borrowings	6,474	—	—	6,474
Separate account liabilities and collateral liabilities under securities lending agreements	110,861	110,861	—	—
Deferred income tax liabilities(4)	3,659	—	—	3,659
Operating lease liabilities	1,946			1,946
Other liabilities	4,585	—	435	4,150
Total liabilities	131,270	110,861	435	19,974
Equity
Total BlackRock, Inc. stockholders’ equity	36,817	—	—	36,817
Noncontrolling interests	1,549	—	1,475	74
Total equity	38,366	—	1,475	36,891
Total liabilities and equity	$169,636	$110,861	$1,910	$56,865

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

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of September 30, 2021 and December 31, 2020 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.   Cash and cash equivalents at September 30, 2021 and December 31, 2020 included $265 million and $206 million, respectively, of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the nine months ended September 30, 2021).

Accounts receivable at September 30, 2021 increased $480 million from December 31, 2020, primarily due to higher base and performance fee receivables. Investments, including the impact of CIPs, increased $182 million from December 31, 2020 (for more information see Investments herein). Goodwill and intangible assets increased $1,022 million from December 31, 2020, primarily due to the Aperio Transaction, partially offset by amortization of intangible assets. Operating lease right-of-use (“ROU”) assets at September 30, 2021 increased $1.1 billion from December 31, 2020 (substantially offset by an increase in operating lease liabilities), primarily related to the previously described lease of office space for the Company’s future headquarters located at 50 Hudson Yards in New York. While the Company expects to begin to occupy the new office space in late 2022 (and begin cash lease payments in May 2023), the Company is required to record an operating ROU asset and related operating lease liability from August 2021 because it obtained access to the building to begin its tenant improvements. Other assets (including property and equipment) increased $1,433 million from December 31, 2020, primarily due to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities), an increase in current taxes receivable and an increase in strategic minority investments.

Liabilities.    Accrued compensation and benefits at September 30, 2021 decreased $156 million from December 31, 2020, primarily due to 2020 incentive compensation cash payments in the first quarter of 2021, partially offset by 2021 incentive compensation accruals. Accounts payable and accrued liabilities at September 30, 2021 increased $374 million from December 31, 2020, primarily due to increased accruals. Operating lease liabilities at September 30, 2021 increased $1,191 million from December 31, 2020 (substantially offset by an increase in ROU assets), primarily related to the lease of office space for the Company’s future headquarters described above. Other liabilities increased $1,648 million from December 31, 2020, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets) and higher other liabilities of CIPs, including deferred carried interest liabilities. Net deferred income tax liabilities at September 30, 2021 decreased $14 million from December 31, 2020, primarily due to the effects of temporary differences associated with capitalized costs, partially offset by the Aperio Transaction, revaluation of certain deferred income tax liabilities due to tax legislation enacted in the UK and investment income.

Investments

The Company’s investments were $7,101 million and $6,919 million at September 30, 2021 and December 31, 2020, respectively. Investments include consolidated investments held by CIPs accounted for as VREs and VIEs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	September 30,	December 31,
(in millions)	2021	2020
Investments, GAAP	$7,101	$6,919
Investments held by CIPs	(4,574)	(4,976)
Net interest in CIPs(1)	3,025	2,490
Investments, as adjusted	5,552	4,433
Federal Reserve Bank stock	(95)	(94)
Deferred compensation investments	—	(6)
Hedged investments	(801)	(833)
Carried interest	(1,446)	(627)
Total “economic” investment exposure(2)	$3,210	$2,873

(1)	Amounts include carried interest (VIEs) of $1.4 billion and $604 million at September 30, 2021 and December 31, 2020, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)	Amounts exclude corporate minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(in millions)	2021	2020
Equity(1)	$1,051	$835
Fixed income(2)	758	958
Multi-asset(3)	80	127
Alternatives:	—
Private equity	746	418
Real assets	256	251
Other alternatives(4)	319	284
Alternatives subtotal	1,321	953
Total “economic” investment exposure	$3,210	$2,873

(1)	Equity includes unhedged seed investments in equity mutual funds/strategies and equity securities.
(2)	Fixed income includes unhedged seed investments in fixed income mutual funds/strategies, bank loans and UK government securities, primarily held for regulatory purposes.
(3)	Multi-asset includes unhedged seed investments in multi-asset mutual funds/strategies.
(4)	Other alternatives include direct hedge fund strategies and hedge fund solutions.

As adjusted investment activity for the nine months ended September 30, 2021 was as follows:

(in millions)	Nine Months Ended September 30, 2021
Investments, as adjusted, beginning balance	$4,433
Purchases/capital contributions	1,096
Sales/maturities	(970)
Distributions(1)	(147)
Market appreciation(depreciation)/earnings from equity method investments	376
Carried interest capital allocations/(distributions)	819
Other(2)	(55)
Investments, as adjusted, ending balance	$5,552

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2020	$8,681	$206	$8,475
Net cash provided by/(used in) operating activities	3,027	(963)	3,990
Net cash provided by/(used in) investing activities	(1,579)	(59)	(1,520)
Net cash provided by/(used in) financing activities	(2,695)	1,081	(3,776)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(56)	—	(56)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,303)	59	(1,362)
Cash, cash equivalents and restricted cash, September 30, 2021	$7,378	$265	$7,113

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

Cash flows used in investing activities, excluding the impact CIPs, for the nine months ended September 30, 2021 were $1.5 billion and primarily reflected $1.1 billion of cash outflows related to the Aperio Transaction, $285 million of net investment purchases and $215 million of purchases of property and equipment, partially offset by $77 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of CIPs, for the nine months ended September 30, 2021 were $3.8 billion, primarily resulting from $1.9 billion of cash dividend payments and $1.2 billion of share repurchases, including $900 million in open market transactions and $282 million of employee tax withholdings related to employee stock transactions, and $750 million of repayments of long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Liquidity resources at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
(in millions)	2021	2020
Cash and cash equivalents(1)	$7,361	$8,664
Cash and cash equivalents held by CIPs(2)	(265)	(206)
Subtotal	7,096	8,458
Credit facility – undrawn	4,400	4,000
Total liquidity resources	$11,496	$12,458

(1)

The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 50% and 55% at September 30, 2021 and December 31, 2020, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash and cash equivalents to use in its operating activities.

Total liquidity resources decreased $962 million during the nine months ended September 30, 2021, primarily reflecting cash payments of 2020 year-end incentive awards, cash dividend payments of $1.9 billion, share repurchases of $1.2 billion, approximately $1.1 billion of cash outflow related to the Aperio Transaction and repayments of borrowings of $750 million, partially offset by cash flows from other operating activities and a $400 million increase in the aggregate commitment amount of the credit facility.

A significant portion of the Company’s $5,552 million of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.  During the nine months ended September 30, 2021, the Company repurchased 1.1 million common shares under the Company’s existing share repurchase program for approximately $900 million. At September 30, 2021, there were 3.9 million shares still authorized to be repurchased under the program.

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

At September 30, 2021 and December 31, 2020, the Company was required to maintain approximately $2.4 billion and $2.2 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2021 Revolving Credit Facility.   In March 2021, the Company’s credit facility was amended to increase the aggregate commitment amount to $4.4 billion and to extend the maturity date to March 2026 (the “2021 credit facility”). In addition, the amendment incorporated certain sustainability-linked pricing metrics into the agreement. Specifically, the Company’s applicable interest rate and commitment fee are subject to upward or downward adjustments on an annual basis if the Company achieves, or fails to achieve, certain specified targets. Interest on borrowings outstanding accrues at a rate based on the applicable London Interbank Offered Rate, or an applicable replacement benchmark, plus a spread. The 2021 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, increasing the overall size of the 2021 credit facility to an aggregate principal amount not to exceed $5.4 billion. The 2021 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2021. The 2021 credit facility provides back-up liquidity to fund ongoing working capital for general corporate purposes and various investment opportunities. At September 30, 2021, the Company had no amount outstanding under the 2021 credit facility.

Commercial Paper Program.   The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2021 credit facility. At September 30, 2021, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At September 30, 2021, the principal amount of long-term borrowings outstanding was $6.5 billion. See Note 15, Borrowings, in the 2020 Form 10-K for more information on borrowings outstanding as of December 31, 2020.

During the nine months ended September 30, 2021, the Company paid approximately $148 million of interest on long-term borrowings. Future principal repayments and interest requirements at September 30, 2021 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2021	$—	$41	$41
2022	750	161	911
2023	—	148	148
2024	1,000	131	1,131
2025(1)	811	113	924
2026	—	103	103
Thereafter	3,950	283	4,233
Total	$6,511	$980	$7,491

__________________________

(1)	The amount of principal and interest payments for the 2025 Notes (issued in Euros) represents the expected payment amounts using the EUR/USD foreign exchange rate as of September 30, 2021.

In May 2021, the Company fully repaid $750 million of 4.25% notes at maturity.

Commitments and Contingencies

Investment Commitments.    At September 30, 2021, the Company had $905 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingent Payments Related to Business Acquisitions.    In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue from acquired contracts. The fair value of the remaining aggregate contingent payments at September 30, 2021 totaled $62 million and is included in other liabilities on the condensed consolidated statements of financial condition.

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

Indemnifications.   On behalf of certain clients, the Company lends securities to highly rated banks and broker-dealers. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of September 30, 2021 and subject to this type of indemnification was $279 billion. In the Company’s capacity as lending agent, cash and securities totaling $299 billion were held as collateral for indemnified securities on loan at September 30, 2021. The fair value of these indemnifications was not material at September 30, 2021.

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

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At September 30, 2021 and December 31, 2020, the Company had $1.3 billion and $584 million, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, for these products is unknown. See Note 16, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and nine months ended September 30, 2021 and 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees (collectively “base fees”) are primarily comprised of fees based on a percentage of the value of assets under management (“AUM”) and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2021, the majority of the Company’s base fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower base fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At September 30, 2021, the Company had outstanding total return swaps with an aggregate notional value of approximately $801 million.

At September 30, 2021, approximately $4.6 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as variable interest entities and voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $3.2 billion. See Statement of Financial Condition Overview-Investments in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk.    At September 30, 2021, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1,582 million of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $158 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.   At September 30, 2021, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1,628 million of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $29 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $912 million at September 30, 2021. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $91 million decline in the carrying value of such investments.

Other Market Risks.   The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At September 30, 2021, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.2 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In addition, there was no material impact to our internal control over financial reporting while a majority of our employees are working remotely due to the COVID-19 pandemic.  The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

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

Towards the end of the first quarter of 2020, the pandemic began to impact BlackRock’s business. While global markets have significantly recovered since then, the effects of the pandemic are ongoing and could be prolonged or worsen and have an ongoing adverse impact on BlackRock’s business, including its operations and financial condition, as a result of, among other things:

•	reduced AUM, resulting in lower base fees, as well as a reduction in the value of BlackRock’s investment portfolio, including its coinvestments and seed investments in sponsored investment funds;
•	lower alpha generation which may adversely affect future organic growth and BlackRock’s ability to generate performance fees;
•	reduced client and prospective client demand for BlackRock products and services and/or changing client risk preferences which may adversely affect future organic growth;
•	a decline in technology revenue growth as a result of extended sales cycles and longer implementation periods as some clients continue to work remotely;
•	negative impact of the pandemic on BlackRock’s clients, and key vendors (such as pricing providers), market participants and other third-parties with whom it does business;
•

the negative operational effects of extended remote working environments and the introduction of hybrid working models, including strain on Aladdin and/or BlackRock’s other internal and external technology resources leveraged at the firm, as well as the potential for heightened operational risks, such as cybersecurity and fraud risks;

•

the possibility that continued  periods away from physical office locations and daily in-person interactions with colleagues has caused, and may cause, members of BlackRock’s workforce to become disconnected with corporate culture and policies, which may increase operational issues due to distractions, fatigue or a lack of oversight; and

•

the disruption to BlackRock’s workforce due to illness and health concerns, potential limitations of remote and hybrid work environments (including any complications associated with hiring and onboarding new employees remotely), and government-imposed restrictions, laws and regulations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	118,153	$869.81	114,975	4,158,936
August 1, 2021 through August 31, 2021	201,718	$914.12	200,337	3,958,599
September 1, 2021 through September 30, 2021	22,901	$946.39	17,756	3,940,843
Total	342,772	$901.00	333,068

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: November 5, 2021		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)