Form 10-K
period 2021-12-31
BlackRock Inc.
filed 2022-02-25
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2021 was approximately $131.8 billion.

As of January 31, 2022, there were 152,042,401 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2022 annual meeting of stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Part I

Item 1. Business

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $10.01 trillion of assets under management (“AUM”) at December 31, 2021. With approximately 18,400 employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment management and technology services to institutional and retail clients worldwide.

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® and BlackRock exchange-traded funds (“ETFs”), separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, eFront, and Cachematrix, as well as advisory services and solutions to a broad base of institutional and wealth management clients. The Company is highly regulated and manages its clients’ assets as a fiduciary. The Company does not engage in proprietary trading activities that could conflict with the interests of its clients.

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

•

the Company’s differentiated client relationships and fiduciary focus, which enable effective positioning toward changing client needs and macro trends including the secular shift to index investing and ETFs, growing allocations to private markets, demand for high-performing active strategies, increasing demand for sustainable investment strategies and whole portfolio solutions using index, active and illiquid alternatives products; and a continued focus on income and retirement; and

•

the Company’s longstanding commitment to innovation, technology services and the continued development of, and increased interest in, BlackRock technology products and solutions, including Aladdin, Aladdin Wealth, eFront, Aladdin Climate, and Cachematrix. This commitment is further extended by minority investments in distribution technologies, data and whole portfolio capabilities including Envestnet, Scalable Capital, iCapital, Acorns, and Clarity AI.

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

Financial Highlights

(in millions, except per share data)
GAAP:	2021	2020	2019	2018	2017
Total revenue	$19,374	$16,205	$14,539	$14,198	$13,600
Operating income	$7,450	$5,695	$5,551	$5,457	$5,254
Operating margin	38.5%	35.1%	38.2%	38.4%	38.6%
Nonoperating income (expense)(1)	$419	$475	$186	$(76)	$(32)
Net income attributable to BlackRock, Inc.	$5,901	$4,932	$4,476	$4,305	$4,952
Diluted earnings per common share	$38.22	$31.85	$28.43	$26.58	$30.12

(in millions, except per share data)
As adjusted(2):	2021	2020	2019	2018	2017
Operating income	$7,478	$6,284	$5,551	$5,531	$5,269
Operating margin	45.2%	44.9%	43.7%	44.3%	44.1%
Nonoperating income (expense)(1)	$419	$353	$186	$(76)	$(32)
Net income attributable to BlackRock, Inc.	$6,049	$5,237	$4,484	$4,361	$3,698
Diluted earnings per common share	$39.18	$33.82	$28.48	$26.93	$22.49

(1)	Net of net income (loss) attributable to noncontrolling interests (redeemable and nonredeemable).
(2)

BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures, for further information on non-GAAP financial measures and for as adjusted items for 2021 and 2020. For further information on non-GAAP financial measures and for as adjusted items for 2019, 2018 and 2017, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the years ended December 31, 2020, 2019 and 2018.

Assets Under Management

The Company’s AUM by product type for the years 2017 through 2021 is presented below.

	December 31,
(in millions)	2021	2020	2019	2018	2017	5-Year CAGR(1)
Equity	$5,342,360	$4,419,806	$3,820,329	$3,035,825	$3,371,641	15%
Fixed income	2,822,041	2,674,488	2,315,392	1,884,417	1,855,465	12%
Multi-asset	816,494	658,733	568,121	461,884	480,278	16%
Alternatives	264,881	235,042	178,072	143,358	129,347	18%
Long-term	9,245,776	7,988,069	6,881,914	5,525,484	5,836,731	14%
Cash management	755,057	666,252	545,949	448,565	449,949	13%
Advisory	9,310	22,359	1,770	1,769	1,515	27%
Total	$10,010,143	$8,676,680	$7,429,633	$5,975,818	$6,288,195	14%

(1)	Percentage represents CAGR over a five-year period (December 31, 2016 – December 31, 2021).

Component changes in AUM by product type for the five years ended December 31, 2021 are presented below.

(in millions)	December 31, 2016	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact	December 31, 2021	5-Year CAGR(2)
Equity	$2,657,176	$324,340	$43,914	$2,284,898	$32,032	$5,342,360	15%
Fixed income	1,572,365	909,776	18,538	280,729	40,633	2,822,041	12%
Multi-asset	395,007	167,177	683	245,732	7,895	816,494	16%
Alternatives	116,938	104,150	8,267	32,726	2,800	264,881	18%
Long-term	4,741,486	1,505,443	71,402	2,844,085	83,360	9,245,776	14%
Cash management	403,584	338,705	686	4,685	7,397	755,057	13%
Advisory	2,782	5,964	—	420	144	9,310	27%
Total	$5,147,852	$1,850,112	$72,088	$2,849,190	$90,901	$10,010,143	14%

(1)

Amounts include the following: (1) AUM acquired in the acquisition of the equity infrastructure franchise of First Reserve (“First Reserve Transaction”) in June 2017, (2) net AUM from the acquisitions of Tennenbaum Capital Partners in August 2018 (“TCP Transaction”) and the asset management business of Citibanamex in September 2018 (“Citibanamex Transaction”), (3) AUM reclassifications and net dispositions related to the transfer of BlackRock’s UK Defined Contribution Administration and Platform business to Aegon N.V. in July 2018 (“Aegon Transaction”), (4) net AUM dispositions related to the sale of BlackRock’s minority interest in DSP BlackRock Investment Managers Pvt. Ltd. to the DSP Group in August 2018 (“DSP Transaction”), and (5) net AUM from the acquisition of Aperio Group, LLC (“Aperio Transaction”) in February 2021.

(2)	Percentage represents CAGR over a five-year period (December 31, 2016 – December 31, 2021).

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

Investment management fees are typically earned as a percentage of AUM. BlackRock also earns performance fees on certain portfolios relative to an agreed-upon benchmark or return hurdle. On some products, the Company also may earn securities lending revenue. In addition, BlackRock offers its proprietary Aladdin investment system as well as risk management, outsourcing, advisory and other technology services, to institutional investors and wealth management intermediaries. Revenue for these services may be based on several criteria including value of positions, number of users, implementation go-lives and software solution delivery and support.

At December 31, 2021, total AUM was $10.01 trillion, representing a CAGR of 14% over the last five years. AUM growth during the period was achieved through the combination of net market valuation gains, net inflows and acquisitions, including the First Reserve Transaction, which added $3.3 billion of AUM in 2017, the net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction, which added $27.5 billion of AUM in 2018, and the Aperio Transaction, which added $41.3 billion of AUM in February 2021. Our AUM mix encompasses a broadly diversified product range, as described below.

The Company considers the categorization of its AUM by client type, product type, investment style, and client region useful to understanding its business. The following discussion of the Company’s AUM will be organized as follows:

Client Type	Product Type	Investment Style	Client Region
• Retail	• Equity	• Active	• Americas
• ETFs	• Fixed Income	• Index and ETFs	• Europe, the Middle East and Africa (“EMEA”)
• Institutional	• Multi-asset		• Asia-Pacific
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

ETFs are a growing component of both institutional and retail client portfolios. However, as ETFs are traded on exchanges, complete transparency on the ultimate end-client is unavailable. Therefore, ETFs are presented as a separate client type below, with investments in ETFs by institutions and retail clients excluded from figures and discussions in their respective sections.

AUM by investment style and client type at December 31, 2021 is presented below.

(in millions)	Retail	ETFs	Institutional	Total
Active	$849,606	$—	$1,756,717	$2,606,323
Non-ETF Index	190,447	—	3,181,652	3,372,099
ETFs	—	3,267,354	—	3,267,354
Long-term	1,040,053	3,267,354	4,938,369	9,245,776
Cash management	8,656	—	746,401	755,057
Advisory	—	—	9,310	9,310
Total	$1,048,709	$3,267,354	$5,694,080	$10,010,143

Retail

BlackRock serves retail investors globally through a wide array of vehicles across the investment spectrum, including separate accounts, open-end and closed-end funds, unit trusts and private investment funds. Retail investors are served principally through intermediaries, including broker-dealers, banks, trust companies, insurance companies and independent financial advisors. Technology solutions, digital distribution tools and a shift toward portfolio construction are increasing the number of financial advisors and end-retail investors using BlackRock products.

Retail represented 11% of long-term AUM at December 31, 2021 and 34% of long-term investment advisory and administration fees (collectively “base fees”) and securities lending revenue for 2021.

ETFs have a significant retail component but are shown separately below. With the exclusion of ETFs, retail AUM is predominantly comprised of active mutual funds. Mutual funds totaled $841.4 billion, or 81%, of retail long-term AUM at year-end, with the remainder invested in private investment funds and separately managed accounts. 82% of retail long-term AUM is invested in active products.

Component changes in retail long-term AUM for 2021 are presented below.

(in millions)	December 31, 2020	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact	December 31, 2021
Equity	$338,434	$42,060	$41,324	$54,310	$(4,191)	$471,937
Fixed income	340,468	34,870	—	(6,716)	(3,316)	365,306
Multi-asset	132,624	12,579	—	10,793	(535)	155,461
Alternatives	34,391	12,584	—	644	(270)	47,349
Total	$845,917	$102,093	$41,324	$59,031	$(8,312)	$1,040,053
(1)	Amounts include AUM attributable to the Aperio Transaction.

The retail client base is diversified geographically, with 67% of long-term AUM managed for investors based in the Americas, 28% in EMEA and 5% in Asia-Pacific at year-end 2021.

•

US retail long-term net inflows of $59.7 billion were led by equity and fixed income net inflows of $24.1 billion and $20.6 billion, respectively. Equity net inflows were led by flows into US growth, technology and global equities franchises. Fixed income net inflows were diversified across exposures and products, with strong flows into unconstrained, municipal and total return bond offerings. Alternatives net inflows of $9.1 billion were driven by flows into the BlackRock Alternative Capital Strategies and Global Event Driven funds. Multi-asset net inflows of $5.9 billion included the successful close of the $2.1 billion BlackRock ESG Capital Allocation Trust.

In the first quarter of 2021, BlackRock closed the acquisition of Aperio, a pioneer in customizing tax-optimized index equity separately managed accounts (“SMA”), to enhance its wealth platform and provide whole-portfolio solutions to ultra-high net worth advisors. The combination of Aperio with BlackRock’s existing SMA franchise expands the breadth of personalization capabilities available to wealth managers from BlackRock via tax-managed strategies across factors, broad market indexing, and investor Environmental, Social, and Governance (“ESG”) preferences across all asset classes. In the third quarter of 2021, BlackRock made a minority investment in SpiderRock Advisors, a tech-enabled asset manager focused on providing professionally managed option overlay strategies.  The Company expects this investment to add incremental product capabilities to Aperio and support expansion of its personalized SMA franchise.

•

International retail long-term net inflows of $42.4 billion were led by equity net inflows of $18.0 billion, reflecting strong flows into index equity mutual funds, and our natural resources and technology active equity franchises. In addition, equity net inflows reflected $1.4 billion raised from the launch of BlackRock’s wholly owned Fund Management Company (“FMC”) and Wealth Management Company (“WMC”) joint venture in China. Fixed income net inflows of $14.3 billion were driven by flows into index fixed income mutual funds and Asia bond strategies. Multi-asset net inflows of $6.6 billion were led by flows into ESG and world allocation strategies. Alternatives net inflows of $3.5 billion reflected demand for BlackRock’s Global Event Driven fund.

ETFs

BlackRock is the leading ETF provider in the world with $3.3 trillion of AUM at December 31, 2021, and generated record net inflows of $305.5 billion in 2021. The majority of ETF AUM and net inflows represent the Company’s index-tracking iShares-branded ETFs. The Company also offers a select number of active BlackRock-branded ETFs that seek outperformance and/or differentiated outcomes.

Equity ETF net inflows of $222.9 billion were driven by flows into core and sustainable ETFs, as well as continued client use of BlackRock’s broad-based precision exposure ETFs to express risk-on sentiment during the year. Fixed income ETF net inflows of $78.9 billion were diversified across exposures, led by flows into inflation-protected, core and municipal bond funds. Multi-asset and alternative ETFs contributed a combined $3.8 billion of net inflows, primarily into core allocation and commodities funds.

ETFs represented 35% of long-term AUM at December 31, 2021 and 41% of long-term base fees and securities lending revenue for 2021.

Component changes in ETFs AUM for 2021 are presented below.

(in millions)	December 31, 2020	Net inflows (outflows)	Market change	FX impact	December 31, 2021
Equity	$1,905,101	$222,855	$331,275	$(11,983)	$2,447,248
Fixed income	690,033	78,858	(17,894)	(5,624)	745,373
Multi-asset	6,268	2,266	589	(4)	9,119
Alternatives(1)	67,605	1,555	(3,475)	(71)	65,614
Total	$2,669,007	$305,534	$310,495	$(17,682)	$3,267,354

(1)	Amounts include commodity ETFs.

BlackRock’s ETF product range offers investors a precise, transparent and efficient way to gain exposure to a full range of asset classes and global markets that have been difficult for many investors to access, as well as the liquidity required to make adjustments to their exposures quickly and cost-efficiently.

•	US ETF* AUM ended 2021 at $2.4 trillion with $203.3 billion of net inflows diversified across core equity, sustainable, fixed income and precision exposure ETFs.
•	International ETF* AUM ended 2021 at $838.9 billion with net inflows of $102.2 billion, similarly reflecting strong flows across core equity, sustainable and fixed income ETFs.

*    Regional ETF amounts based on jurisdiction of product, not underlying client.

Institutional

BlackRock serves institutional investors on six continents in sub-categories including: pensions, endowments and foundations, official institutions, and financial institutions; institutional AUM is diversified across product and region.

Component changes in institutional long-term AUM for 2021 are presented below.

(in millions)	December 31, 2020	Net inflows (outflows)	Market change	FX impact	December 31, 2021
Active:
Equity	$169,522	$6,104	$26,852	$(2,498)	$199,980
Fixed income	716,269	64,200	(5,428)	(7,639)	767,402
Multi-asset	511,242	82,981	59,919	(11,191)	642,951
Alternatives	127,429	15,782	4,489	(1,316)	146,384
Active subtotal	1,524,462	169,067	85,832	(22,644)	1,756,717
Index:
Equity	2,006,749	(169,338)	413,914	(28,130)	2,223,195
Fixed income	927,718	52,409	(5,892)	(30,275)	943,960
Multi-asset	8,599	6	708	(350)	8,963
Alternatives	5,617	(902)	933	(114)	5,534
Index subtotal	2,948,683	(117,825)	409,663	(58,869)	3,181,652
Total	$4,473,145	$51,242	$495,495	$(81,513)	$4,938,369

Institutional active AUM ended 2021 at $1.8 trillion, reflecting $169.1 billion of net inflows, driven by broad-based strength across all product categories, the funding of several significant outsourced chief investment officer (“OCIO”) mandates and continued growth in our LifePath® target-date franchise.

Alternatives net inflows of $15.8 billion were led by inflows into private credit, infrastructure, real estate and private equity. Excluding return of capital and investment of $8.3 billion, alternatives net inflows were $24.1 billion. In addition, 2021 was another strong fundraising year for illiquid alternatives. In 2021, BlackRock raised a record $42 billion of client capital, which includes both net inflows and non-fee paying commitments raised. At year-end, BlackRock had approximately $36 billion of non-fee-earning committed capital to deploy for institutional clients, which is not included in AUM.

Institutional active represented 19% of long-term AUM and 18% of long-term base fees and securities lending revenue for 2021.

Institutional index AUM totaled $3.2 trillion at December 31, 2021, reflecting $117.8 billion of net outflows which included a $58 billion low-fee redemption in the second quarter. Equity net outflows of $169.3 billion also reflected clients rebalancing portfolios after significant equity market gains, or tactically shifting assets to fixed income and cash. Fixed income net inflows of $52.4 billion were driven by demand for liability-driven investment solutions.

Institutional index represented 35% of long-term AUM and 7% of long-term base fees and securities lending revenue for 2021.

The Company’s institutional clients consist of the following:

•

Pensions, Foundations and Endowments. BlackRock is among the world’s largest managers of pension plan assets with $3.2 trillion, or 65%, of long-term institutional AUM managed for defined benefit, defined contribution and other pension plans for corporations, governments and unions at December 31, 2021. The market landscape continues to shift from defined benefit to defined contribution, and our defined contribution channel represented $1.4 trillion of total pension AUM. BlackRock remains well positioned to capitalize on the on-going evolution of the defined contribution market and demand for outcome-oriented investments. An additional $96.0 billion, or 2%, of long-term institutional AUM was managed for other tax-exempt investors, including charities, foundations and endowments.

•

Official Institutions. BlackRock managed $316.4 billion, or 7%, of long-term institutional AUM for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies at year-end 2021. These clients often require specialized investment advice, the use of customized benchmarks and training support.

•

Financial and Other Institutions. BlackRock is a top independent manager of assets for insurance companies, which accounted for $507.8 billion, or 10%, of long-term institutional AUM at year-end 2021. Assets managed for other taxable institutions, including corporations, banks and third-party fund sponsors for which the Company provides sub-advisory services, totaled $797.3 billion, or 16%, of long-term institutional AUM at year-end.

Client Type and Product Type

Component changes in AUM by client type and product type for 2021 are presented below.

(in millions)	December 31, 2020	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact	December 31, 2021
Retail:
Equity	$338,434	$42,060	$41,324	$54,310	$(4,191)	$471,937
Fixed income	340,468	34,870	—	(6,716)	(3,316)	365,306
Multi-asset	132,624	12,579	—	10,793	(535)	155,461
Alternatives	34,391	12,584	—	644	(270)	47,349
Retail subtotal	845,917	102,093	41,324	59,031	(8,312)	1,040,053
ETFs:
Equity	1,905,101	222,855	—	331,275	(11,983)	2,447,248
Fixed income	690,033	78,858	—	(17,894)	(5,624)	745,373
Multi-asset	6,268	2,266	—	589	(4)	9,119
Alternatives	67,605	1,555	—	(3,475)	(71)	65,614
ETFs subtotal	2,669,007	305,534	—	310,495	(17,682)	3,267,354
Institutional:
Active:
Equity	169,522	6,104	—	26,852	(2,498)	199,980
Fixed income	716,269	64,200	—	(5,428)	(7,639)	767,402
Multi-asset	511,242	82,981	—	59,919	(11,191)	642,951
Alternatives	127,429	15,782	—	4,489	(1,316)	146,384
Active subtotal	1,524,462	169,067	—	85,832	(22,644)	1,756,717
Index:
Equity	2,006,749	(169,338)	—	413,914	(28,130)	2,223,195
Fixed income	927,718	52,409	—	(5,892)	(30,275)	943,960
Multi-asset	8,599	6	—	708	(350)	8,963
Alternatives	5,617	(902)	—	933	(114)	5,534
Index subtotal	2,948,683	(117,825)	—	409,663	(58,869)	3,181,652
Institutional subtotal	4,473,145	51,242	—	495,495	(81,513)	4,938,369
Long-term	7,988,069	458,869	41,324	865,021	(107,507)	9,245,776
Cash management	666,252	94,043	—	(1,137)	(4,101)	755,057
Advisory	22,359	(13,258)	—	195	14	9,310
Total	$8,676,680	$539,654	$41,324	$864,079	$(111,594)	$10,010,143
(1)	Amounts include AUM attributable to the Aperio Transaction.

Long-term product offerings include alpha-seeking active and index strategies. Our alpha-seeking active strategies seek to earn attractive returns in excess of a market benchmark or performance hurdle while maintaining an appropriate risk profile and leverage fundamental research and quantitative models to drive portfolio construction. In contrast, index strategies seek to closely track the returns of a corresponding index, generally by investing in substantially the same underlying securities within the index or in a subset of those securities selected to approximate a similar risk and return profile of the index. Index strategies include both our non-ETF index products and ETFs.

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

Equity

Year-end 2021 equity AUM totaled $5.3 trillion, reflecting net inflows of $101.7 billion. Net inflows included $222.9 billion and $48.8 billion into ETFs and active, respectively, partially offset by non-ETF index net outflows of $170.0 billion. Record active equity net inflows were driven by flows into US growth, technology and global fundamental equities franchises, as well as flows into quantitative strategies.

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

Equity represented 58% of long-term AUM and 54% of long-term base fees and securities lending revenue for 2021.

Fixed Income

Fixed income AUM ended 2021 at $2.8 trillion, reflecting net inflows of $230.3 billion. Net inflows included $94.0 billion, $78.9 billion and $57.4 billion in active, ETFs and non-ETF index, respectively. Record active fixed income net inflows of $94.0 billion reflected the funding of a significant core fixed income mandate in the fourth quarter, as well as strong flows into unconstrained, municipal, total return and Asia bond offerings.

Fixed income represented 30% of long-term AUM and 26% of long-term base fees and securities lending revenue for 2021.

Multi-Asset

BlackRock manages a variety of multi-asset balanced funds and bespoke mandates for a diversified client base that leverages our broad investment expertise in global equities, bonds, currencies and commodities, and our extensive risk management capabilities. Investment solutions may include a combination of long-only portfolios and alternative investments as well as tactical asset allocation overlays.

Multi-asset represented 9% of long-term AUM and 10% of long-term base fees and securities lending revenue for 2021.

Component changes in multi-asset AUM for 2021 are presented below.

(in millions)	December 31, 2020	Net inflows (outflows)	Market change	FX impact	December 31, 2021
Target date/risk	$338,718	$30,478	$49,803	$(361)	$418,638
Asset allocation and balanced	191,201	37,218	13,016	(3,749)	237,686
Fiduciary	128,814	30,136	9,190	(7,970)	160,170
Total	$658,733	$97,832	$72,009	$(12,080)	$816,494

Multi-asset net inflows reflected ongoing institutional demand for our solutions-based advice with $83.0 billion of net inflows coming from institutional clients. Defined contribution plans of institutional clients remained a significant driver of flows and contributed $53.5 billion to institutional multi-asset net inflows in 2021, primarily into target date and target risk product offerings.

The Company’s multi-asset strategies include the following:

•

Target date and target risk products generated net inflows of $30.5 billion. Institutional investors represented 90% of target date and target risk AUM, with defined contribution plans representing 84% of AUM. Flows were driven by defined contribution investments in our LifePath offerings. LifePath products utilize a proprietary active asset allocation overlay model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing. Underlying investments are primarily index products.

•

Asset allocation and balanced products generated $37.2 billion of net inflows. These strategies combine equity, fixed income and alternative components for investors seeking a tailored solution relative to a specific benchmark and within a risk budget. In certain cases, these strategies seek to minimize downside risk through diversification, derivatives strategies and tactical asset allocation decisions. Flagship products include our Global Allocation and Multi-Asset Income fund families.

•

Fiduciary management services are complex mandates in which pension plan sponsors or endowments and foundations retain BlackRock to assume responsibility for some or all aspects of investment management, often with BlackRock acting as outsourced chief investment officer. These customized services require strong partnership with the clients’ investment staff and trustees in order to tailor investment strategies to meet client-specific risk budgets and return objectives. Fiduciary net inflows of $30.1 billion reflected the funding of several significant OCIO mandates.

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

In 2021, liquid and illiquid alternatives generated a combined $27.4 billion of net inflows, or $36.6 billion excluding return of capital/investment of $9.2 billion. The largest contributors to return of capital/investment were opportunistic and credit strategies, private equity solutions and infrastructure. Net inflows were driven by direct hedge funds, private equity, infrastructure and opportunistic and credit strategies. At year-end, BlackRock had approximately $36 billion of non-fee paying, unfunded, uninvested commitments, which are expected to be deployed in future years; these commitments are not included in AUM or flows until they are fee-paying. Currency and commodities saw $1.6 billion of net inflows, primarily into commodities ETFs.

BlackRock believes that as alternatives become more conventional and investors adapt their asset allocation strategies, investors will further increase their use of alternative investments to complement core holdings. BlackRock’s highly diversified alternatives franchise is well positioned to continue to meet growing demand from both institutional and retail investors.

Alternatives represented 3% of long-term AUM and 10% of long-term base fees and securities lending revenue for 2021.

Component changes in alternatives AUM for 2021 are presented in the table below.

(in millions)	December 31, 2020	Net inflows (outflows)	Market change	FX impact	December 31, 2021	Memo: return of capital/ investment(1)	Memo: committed capital(2)
Illiquid alternatives:
Alternative solutions	$4,268	$1,399	$339	$(26)	$5,980	$(601)	$4,390
Private equity and opportunistic:
Private equity solutions	16,945	2,788	(230)	(82)	19,421	(2,478)	7,694
Opportunistic and credit strategies	13,050	6,262	183	(182)	19,313	(3,882)	10,631
Long Term Private Capital	3,459	—	—	—	3,459	—	—
Private equity and opportunistic subtotal	33,454	9,050	(47)	(264)	42,193	(6,360)	18,325
Real assets:
Real estate	24,450	2,173	2,538	(424)	28,737	(793)	793
Infrastructure	23,598	3,498	(1,080)	(347)	25,669	(1,089)	11,978
Real assets subtotal	48,048	5,671	1,458	(771)	54,406	(1,882)	12,771
Total illiquid alternatives	85,770	16,120	1,750	(1,061)	102,579	(8,843)	35,486
Liquid alternatives:
Direct hedge fund strategies	47,813	10,036	1,102	(296)	58,655	—	—
Hedge fund solutions	25,405	1,292	2,027	(31)	28,693	(378)	266
Total Liquid alternatives	73,218	11,328	3,129	(327)	87,348	(378)	266
Currency and commodities	76,054	1,571	(2,288)	(383)	74,954	—	—
Total	$235,042	$29,019	$2,591	$(1,771)	$264,881	$(9,221)	$35,752

(1)	Return of capital/investment is included in outflows.
(2)

Amount represents client assets that are uninvested commitments, which are currently non-fee paying and are not included in AUM. These commitments are expected to generate fees and will be counted in AUM and flows as the capital is deployed over time.

Illiquid Alternatives

The Company’s illiquid alternatives strategies include the following:

•	Alternative Solutions represents highly customized portfolios of alternative investments. In 2021, alternative solutions portfolios had $6.0 billion in AUM, and $1.4 billion of net inflows.
•

Private Equity and Opportunistic included AUM of $19.4 billion in private equity solutions, $19.3 billion in opportunistic and credit offerings, and $3.5 billion in Long Term Private Capital (“LTPC”). Net inflows of $9.1 billion into private equity and opportunistic strategies included $6.3 billion of net inflows into opportunistic and credit offerings and $2.8 billion of net inflows into private equity solutions.

•	Real Assets, which includes infrastructure and real estate, totaled $54.4 billion in AUM, reflecting net inflows of $5.7 billion, led by infrastructure capital raise and deployments.

Liquid Alternatives

The Company’s liquid alternatives products’ net inflows of $11.3 billion reflected net inflows of $10.0 billion and $1.3 billion from direct hedge fund strategies and hedge fund solutions, respectively. Direct hedge fund strategies includes a variety of single- and multi-strategy offerings.

In addition, the Company manages $103.9 billion in liquid credit strategies which is included in active fixed income.

Currency and Commodities

The Company’s currency and commodities products include a range of active and index products.

Currency and commodities products had $1.6 billion of net inflows, primarily driven by ETFs. ETF commodities products represented $65.6 billion of AUM and are not eligible for performance fees.

Cash Management

Cash management AUM totaled $755.1 billion at December 31, 2021, reflecting a record $94.0 billion of net inflows. Cash management products include taxable and tax-exempt money market funds, short-term investment funds and customized separate accounts. Portfolios are denominated in US dollars, Canadian dollars, Australian dollars, Euros, Swiss Francs, New Zealand Dollars or British pounds. Strong growth in cash management reflects BlackRock’s success in leveraging scale for clients and delivering innovative digital distribution and risk management solutions.

BlackRock is currently voluntarily waiving a portion of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income. During 2021, these waivers resulted in a reduction of management fees of approximately $500 million, which was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. BlackRock has provided voluntary yield support waivers in prior periods and may increase or decrease the level of yield support waivers in future periods. For more information see Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8 of this filing.

Client Region

Our footprints in the Americas, EMEA and Asia-Pacific regions reflect strong relationships with intermediaries and an established ability to deliver our global investment expertise in funds and other products tailored to local regulations and requirements.

AUM by product type and client region at December 31, 2021 is presented below.

(in millions)	Americas	EMEA	Asia-Pacific	Total
Equity	$3,738,175	$1,300,174	$304,011	$5,342,360
Fixed income	1,620,317	881,532	320,192	2,822,041
Multi-asset	549,705	214,217	52,572	816,494
Alternatives	145,722	88,149	31,010	264,881
Long-term	6,053,919	2,484,072	707,785	9,245,776
Cash management	582,363	163,456	9,238	755,057
Advisory	9,310	—	—	9,310
Total	$6,645,592	$2,647,528	$717,023	$10,010,143

Component changes in AUM by client region for 2021 are presented below.

(in millions)	December 31, 2020	Net inflows (outflows)	Acquisition(1)	Market change	FX impact	December 31, 2021
Americas	$5,644,539	$354,424	$41,324	$606,372	$(1,067)	$6,645,592
EMEA	2,390,563	114,550	—	209,331	(66,916)	2,647,528
Asia-Pacific	641,578	70,680	—	48,376	(43,611)	717,023
Total	$8,676,680	$539,654	$41,324	$864,079	$(111,594)	$10,010,143
(1)	Amounts include AUM attributable to the Aperio Transaction.

Americas

Americas net inflows of $354.4 billion reflected net inflows into fixed income, cash, equity, multi-asset and alternatives of $148.3 billion, $98.4 billion, $58.3 billion, $41.9 billion and $20.8 billion, respectively. Advisory net outflows of $13.3 billion were primarily linked to the successful planned wind-downs of portfolios managed by our Financial Markets Advisory group on behalf of the Federal Reserve Bank of NY.  Revenue linked to these assignments is primarily reflected in the “Advisory and other revenue” line item on the Income Statement. During the year, BlackRock served clients through offices in 36 states in the United States as well as Canada, Mexico, Brazil, Colombia, Chile and the Dominican Republic.

The Americas represented 67% of total AUM and 63% of total base fees and securities lending revenue for 2021.

EMEA

EMEA net inflows of $114.6 billion reflected fixed income, multi-asset, equity and alternatives net inflows of $54.8 billion, $28.8 billion, $27.3 billion and $8.1 billion, respectively, partially offset by cash net outflows of $4.4 billion. Offerings include fund families in the United Kingdom, the Netherlands, Luxembourg and Dublin and ETFs listed on stock exchanges throughout Europe, as well as separate accounts and pooled investment products.

EMEA represented 26% of total AUM and 31% of total base fees and securities lending revenue for 2021.

Asia-Pacific

Asia-Pacific net inflows of $70.7 billion were primarily due to fixed income, multi-asset and equity net inflows of $27.3 billion, $27.1 billion and $16.0 billion, respectively. Clients in the Asia-Pacific region are served through offices in Japan, Australia, Hong Kong, Singapore, Taiwan, Korea, China, and India.

Asia-Pacific represented 7% of total AUM and 6% of total base fees and securities lending revenue for 2021.

Investment Performance

Investment performance across active and index products as of December 31, 2021 was as follows:

	One-year period	Three-year period	Five-year period
Fixed income:
Actively managed AUM above benchmark or peer median
Taxable	61%	87%	88%
Tax-exempt	76%	79%	81%
Index AUM within or above applicable tolerance	85%	93%	94%
Equity:
Actively managed AUM above benchmark or peer median
Fundamental	52%	72%	78%
Systematic	66%	72%	93%
Index AUM within or above applicable tolerance	97%	97%	99%

Performance Notes. Past performance is not indicative of future results. Except as specified, the performance information shown is as of December 31, 2021 and is based on preliminary data available at that time. The performance data shown reflects information for all actively and passively managed equity and fixed income accounts, including US registered investment companies, European-domiciled retail funds and separate accounts for which performance data is available, including performance data for high net worth accounts available as of November 30, 2021. The performance data does not include accounts terminated prior to December 31, 2021 and accounts for which data has not yet been verified. If such accounts had been included, the performance data provided may have substantially differed from that shown.

Performance comparisons shown are gross-of-fees for institutional and high net worth separate accounts, and net-of-fees for retail funds. The performance tracking shown for index accounts is based on gross-of-fees performance and includes all institutional accounts and all iShares funds globally using an index strategy. AUM information is based on AUM available as of December 31, 2021 for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund. Fund performance reflects the reinvestment of dividends and distributions.

Performance shown is derived from applicable benchmarks or peer median information, as selected by BlackRock, Inc. Peer medians are based in part on data either from Lipper, Inc. or Morningstar, Inc. for each included product.

TECHNOLOGY SERVICES

BlackRock offers investment management technology systems, risk management services, wealth management and digital distribution tools on a fee basis. Aladdin is our proprietary technology platform, providing an end-to-end, SaaS solution for investment and risk management for both BlackRock and a growing number of institutional and retail investors around the world. BlackRock offers risk reporting capabilities via Aladdin Risk, as well as investment accounting capabilities. Aladdin Provider is a tool used by asset servicers, connecting them to the platform used by asset managers and owners to add operational efficiency. In 2020, BlackRock launched Aladdin Climate, a software application offering investors measures of both the physical risk of climate change and the transition risk to a low-carbon economy on portfolios with climate-adjusted security valuations and risk metrics. In 2019, BlackRock acquired eFront, a leading end-to-end alternative investment management software and solutions provider to enable clients to manage portfolios and risk across public and private asset classes on a single platform. Through our Cachematrix platform, BlackRock is also a leading provider of financial technology which simplifies the cash management process for banks and their corporate clients in a streamlined, open-architecture platform.

BlackRock offers a number of wealth management technology tools offering personalized digital advice, portfolio construction capabilities and risk analytics for retail distributors. These tools include Aladdin Wealth, which provides wealth management firms and their financial professionals with institutional-quality business management, portfolio construction, modeling and risk analytics capabilities.

Technology services revenue of $1.3 billion was up 12% year-over-year, and annual contract value1 (“ACV”) increased 13% year-over-year. Aladdin assignments are typically long-term contracts that provide recurring revenue. At the end of any period, BlackRock generally has recurring revenue contracts in place for a large portion of total annual revenue. BlackRock measures the fees related to these agreements and refers to this as ACV.

At year-end, BlackRock technology services clients included banks, insurance companies, official institutions, pension funds, asset managers, asset servicers, retail distributors and other investors across North America, South America, Europe, the Middle East, Asia and Australia.

Aladdin, which represented the majority of technology services revenue for the year, continues to benefit from trends favoring global platform consolidation and multi-asset risk solutions across public and private markets. BlackRock is focused on enhancing Aladdin, with continued investment into areas such as whole portfolio, private markets, wealth and a leading sustainable investing solution. Building on eFront’s industry-leading tools for private asset classes, Aladdin was an early mover to provide data transparency and analytics across public and private assets with over two dozen clients using the capabilities today. To deliver best-in-class sustainability capabilities in Aladdin, including within Aladdin Climate, BlackRock acquired the transition risk models of Baringa through a long term partnership with ongoing innovation and solution development, and the physical risk models of Rhodium, in the second and fourth quarters of 2021, respectively. Additionally, BlackRock made a minority investment in Clarity AI in January 2021 and has integrated these capabilities within Aladdin.

BlackRock is also investing to scale Aladdin for its next leg of growth by migrating Aladdin from BlackRock-hosted data centers to the cloud. This will bring enhanced capabilities to BlackRock and its Aladdin clients, accelerating innovation and supporting greater computing scale and flexibility for clients. Through this migration as well as BlackRock’s partnership with Snowflake, an industry leader in cloud enabled data technology, BlackRock is building Aladdin Data Cloud, a next generation solution that will bring Aladdin and non-Aladdin data together, so clients can nimbly access and use data across their organization, unlocking their full potential for collaboration, creativity, and innovation.

In addition, BlackRock has made minority investments in the digital distribution companies Envestnet, Scalable Capital, iCapital, and Acorns.  BlackRock records its share of income related to minority investments accounted for under the equity method in other revenue and records gains and losses related to changes in value of other minority investments in nonoperating income (expense).

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

Outstanding loan balances ended the year at approximately $389 billion, up from $352 billion at year-end 2020. Strong demand for securities resulted in higher balances compared to 2020. On average, relative to 2020, intrinsic lending spreads were higher, while cash reinvestment spreads were lower as cash yields continue to be compressed. Increased demand for specific securities and corporate action lending activity offset the impact of narrower cash reinvestment spreads.

[1]

ACV represents forward-looking, annualized estimated value of the recurring subscription fees under client contracts, assuming all client contracts that come up for renewal are renewed, unless we received a notice of termination, even though such notice may not be effective until a later date. ACV also includes the annualized estimated value of new sales, for existing and new clients, when we execute client contracts, even though the recurring fees may not be effective until a later date and excludes nonrecurring fees such as implementation and consulting fees.

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

HUMAN CAPITAL

With approximately 18,400 employees in more than 30 countries, BlackRock provides a broad range of investment and technology services to institutional and retail clients in more than 100 countries across the globe. As an asset manager, BlackRock’s long-term success depends on its people and how it manages its workforce.

Culture and Principles

BlackRock believes that developing a strong corporate culture is an important component of its human capital management practices and critical to the firm’s long-term success. BlackRock’s culture is underpinned by five core principles that unify its workforce and guide how it interacts with its employees, its clients, the communities in which it operates and all of its other stakeholders: (1) We are a fiduciary to our clients; (2) We are One BlackRock; (3) We are passionate about performance; (4) We take emotional ownership; and (5) We are committed to a better future.

Diversity, Equity and Inclusion (“DEI”)

BlackRock believes a diverse workforce and an equitable and inclusive work environment are key factors in achieving better outcomes across all levels of its business. BlackRock has made a long-term commitment to cultivating diversity in its workforce and leadership team through its hiring, retention, promotion and development practices. As part of this long-term commitment, BlackRock has instituted a multi-year DEI strategy that it believes is actionable, measurable and designed to apply across the many countries in which the firm operates. The Company has aligned its DEI strategy with the firm’s business priorities and long-term objectives. BlackRock’s DEI strategy centers on talent and culture, responding to the needs of our clients, and policy and social impact in the communities in which we operate.

To advance its DEI strategy, BlackRock will strive to:

•	Expand partnerships with external organizations and develop strategies to increase the diversity of applicant pools;
•	Strengthen talent acquisition and management processes in an effort to eliminate bias; and
•	Implement leadership development, sponsorship and coaching initiatives to engage and develop underrepresented talent.

Another focus of BlackRock’s DEI strategy is to cultivate an inclusive, equitable work environment in which employees feel connected to BlackRock’s culture and supported in pursuit of their professional goals. To this end, BlackRock has committed to raising awareness of racial equity issues and setting high behavioral expectations for employees, as well as to holding firm leaders and managers accountable for continued progress against the firm’s goals.

BlackRock views transparency and accountability as a critical part of its DEI strategy, including as a means to inform, measure and improve its human capital management practices. To that end, since 2020, the firm has published annual SASB-aligned disclosure, and in 2020, also published for the first time its annual EEO-1 report, both of which include information regarding workforce diversity. During 2020, it also set goals for increasing the overall workplace representation of Black and Latinx employees and growing the number of female and US Black and Latinx leaders at the Director level and above. As of January 1, 2022, of the Company’s employees who self-identified their gender status, 43.5% of global employees were women. As of January 1, 2022, of the Company’s US employees who self-identified their race/ethnicity status, 6.9% identified as Black or African American, 6.8% identified as Hispanic/Latinx, 26.0% identified as Asian and 2.5% identified as Native American or Alaska Native, Native Hawaiian or Pacific Islander, or as “two or more races”.

Board Oversight of Human Capital Management

BlackRock’s Board of Directors (the “Board”) plays an important role in the oversight of human capital management at BlackRock and devotes one Board meeting annually to an in-depth review of BlackRock’s culture, talent development, retention and recruiting initiatives, DEI strategy, leadership and succession planning and employee feedback. Moreover, year-end business assessments, which include a review of the progress that is being made against the firm’s DEI goals, influence individual compensation outcomes that are reviewed and approved by the Board’s Management Development and Compensation Committee.

Succession planning for BlackRock’s Chief Executive Officer and other senior executives is a key part of the Board’s annual review of human capital management issues. As part of this review, the Board focuses on whether BlackRock has the right people in place to execute the Company’s long-term strategic plans, and on BlackRock’s ability to identify, attract, develop, promote and retain future senior executives. An important element of the succession planning across the organization is a commitment to building leadership from within and increasing diversity in leadership roles.

Employee Engagement

BlackRock values continuous dialogue with its employees about their experiences at the firm in order to understand employee expectations and assess the efficacy of its human capital management practices. The Company uses several employee engagement mechanisms, including: (i) employee opinion surveys; (ii) interactive townhalls and communications; and (iii) the sponsorship of employee, professional and social impact networks.  These employee engagement mechanisms provide BlackRock with actionable feedback for each team and for BlackRock as a whole.  BlackRock’s employee, professional and social impact networks also provide additional forums and opportunities for employees with diverse backgrounds to connect with one another and shape the firm’s culture. These networks played, and continue to play, an active role in BlackRock’s response to COVID-19, including by instituting programs to combat isolation and more deeply understand the employee experience during the pandemic. The networks also have served a critical role in the firm’s dialogue around issues of racial injustice and inequity. The networks, which continue to grow in number, are sponsored by senior leaders and designed by employees, for employees.

Compensation, Wellness and Benefits

BlackRock is committed to responsible business practices and believes that investing in the physical, emotional, mental and financial well-being of its employees is a critical component of the firm’s human capital management strategy. To that end, the Company designs its compensation and benefits practices to: (i) attract, retain and motivate talented employees; (ii) align employee incentives and risk-taking with that of the firm and the interests of its clients; and (iii) support employees across many aspects of their lives. The Company has a strong pay-for-performance culture and an annual compensation process that takes into consideration firmwide results, individual business results and employee performance, as well as market benchmarks. BlackRock also offers a wide range of benefits that it regularly reviews in accordance with leading practices and the local requirements of its offices, including, where applicable, retirement savings plans, a Flexible Time Off (“FTO”) policy and flexible working arrangements, and parental leave and family support benefits, including fertility benefits, adoption and surrogacy assistance, and backup elder and childcare benefits. The Company provides comprehensive healthcare and mental-health benefits to eligible employees, including medical, dental and vision coverage, health savings and spending accounts, counseling services, an employee assistance program and access to telemedicine services, where available.

BlackRock prioritizes protecting the rights of its workforce and the equitable treatment of its employees. The Company has implemented policies related to harassment prevention and compliance with equal employment opportunity and overtime regulations. BlackRock is also committed to providing a safe and healthy work environment for its workforce. To do this, it designs global programs, including environmental and occupational health and safety programs, to meet or exceed local requirements. Moreover, BlackRock encourages all of its employees to raise issues of concern and assures employees that they may do so without fear of retaliation.

The COVID-19 pandemic has further highlighted the importance of keeping employees safe and healthy and BlackRock has continued to implement initiatives to support employees. During the pandemic, the Company has prioritized communication about the telemedicine and digital health resources it makes available, including mental, emotional and physical health offerings. For example, the Company created a Mental Health Ambassador program that trained global volunteers across office locations to act as allies for firmwide mental health awareness and direct colleagues to mental health training resources, and the Company rolled out several new benefits to support mental health. BlackRock also launched its Future of Work pilot program to provide employees with flexibility for remote and hybrid work environments in offices across the US and Europe in 2021, and invested in COVID-19 testing, COVID-19 vaccine education and access and other office safety measures. In addition, the Company extended cross-border healthcare coverage and support to employees and their dependents temporarily working, or on FTO, outside of their home country as a result of the pandemic.

Training, Innovation and Development

BlackRock is committed to innovation, learning and reinvention in all areas of its business and believes that developing the capabilities of its employees is integral to delivering long-term value. To that end, the Company’s human capital management practices are designed to provide opportunities for employees to learn, innovate and enhance their skillsets at every stage of their career. Examples include hosting small group conversations led by external facilitators to help employees build skills necessary to cultivate inclusive environments, and the firm’s online suite of interactive resources and courses (BlackRock Academies), which enable employees to build skills in specific facets of BlackRock’s business and purpose. The Company believes these opportunities play an important role in engaging BlackRock’s employees.

In addition, BlackRock believes that a critical driver of its future growth is its ability to grow strong leaders. The Company is investing in leadership development programs designed to foster career growth. For example, select employees are invited to participate in programs that include executive coaching, in-person and virtual learning and senior management sponsorship.

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

BlackRock’s business may be impacted by numerous regulatory reform initiatives occurring around the world. Any such initiative, or any new laws or regulations or changes to, or in the enforcement of, existing laws or regulations, could materially and adversely impact the scope or profitability of BlackRock’s business activities, lead to business disruptions, require BlackRock to alter its business or operating activities and expose BlackRock to additional costs (including compliance and legal costs) as well as reputational harm. BlackRock’s profitability also could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing banking, securities, taxation, antitrust regulation and electronic commerce.

GLOBAL REGULATORY REFORM

Policymaking workstreams focused on the financial services sector led by global standard setters, such as the Financial Stability Board (“FSB”), International Organization of Securities Commissions (“IOSCO”) and Bank for International Settlements, may lead to or inform new regulations in multiple jurisdictions in which BlackRock operates. Most recently, such workstreams have focused on areas such as products and activities of non-bank financial institutions, money market funds, open-ended funds (“OEFs”), central counterparty margin practices and enhanced ESG disclosures.

Macroprudential Policies for Asset Managers

Concerns about liquidity and leverage risks in the asset management industry and wider market-based finance sector have been heightened during the COVID-19 pandemic and prompted a broad review of existing regulations globally, including an assessment of the adequacy of certain structural market components in mitigating risks by the FSB, IOSCO, the Securities and Exchange Commission (the “SEC”) and the Financial Stability Oversight Council (“FSOC”). The European Union (“EU”) has proposed reforms to increase the availability of liquidity management tools to OEFs, to enhance reporting on the use of liquidity management tools by OEFs to national regulators and to expand the powers of national regulators to require OEF managers to activate liquidity management tools in extreme market conditions. If any of these regulatory or policy actions result in broad application of macroprudential tools to OEFs or require BlackRock to make changes to structural features of certain OEFs, it could limit BlackRock’s ability to offer products to certain clients and/or result in clients altering their investment strategies or allocations in a manner that is adverse to BlackRock.

International Money Market Fund Reforms

Following the market events of March 2020, US, EU and United Kingdom (“UK”) authorities initiated a review of existing regulatory frameworks with the aim of improving the resilience of money market funds in market downturns. The review of the EU Money Market Fund Regulation in 2022 could result in significant changes to the rules around liquidity and how some money market funds price shares. The UK may materially depart from the EU approach as they develop their own legal and regulatory framework for money market funds domiciled or marketed in the UK. In the US, the SEC has proposed changes to Rule 2a-7, the primary rule under the Investment Company Act governing money market funds, including changes to required liquidity levels and certain operational aspects of those funds, and changes in pricing under certain circumstances. Such regulatory reforms, if adopted, could significantly and adversely impact certain of BlackRock’s money market fund products.

ESG and Sustainability Regulations

ESG and sustainability have been the subject of increased regulatory focus across jurisdictions. Globally, the newly created International Sustainability Standards Board and the development of its disclosure standards may inform national regulators’ approaches on these topics. In the US, the SEC has publicly announced that it plans to propose rules to require enhanced disclosure regarding climate change, human capital management and board diversity for public issuers. It has also increased its scrutiny of disclosure and compliance issues relating to investment advisers’ and funds’ ESG strategies. In addition, the US Department of Labor (the “DoL”) has proposed regulations that could affect how ESG factors are considered for purposes of investing assets of plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the exercise of voting rights with respect to plan investments.

The EU has introduced regulatory proposals to underpin sustainable investment products; require disclosure of sustainability-related information by market participants, investment products, and issuers; require integration of sustainability considerations into the investment and risk management processes of asset managers and other institutional investors; and make the advice and financial product distribution process more receptive to end-investor sustainability preferences. The first set of rules initially took effect in March 2021, with secondary rules to come into force over the course of 2022 and 2023. In addition, requirements for asset managers to report against an EU-wide taxonomy of environmentally sustainable activities took effect at the start of 2022, with a further phase expected in 2023, and new proposed regulation to enhance sustainability reporting for EU-based corporate issuers is expected to take effect in 2024. Moreover, several European jurisdictions impose additional restrictions around the offer of ESG funds through labelling, disclosure or marketing requirements at both the fund and asset management level.

In Asia, regulators in Singapore and Hong Kong have introduced requirements for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting, beginning in 2022. Hong Kong has also issued enhanced rules for ESG funds sold to retail investors and guidelines for pension trustees on ESG risk management and disclosure.

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

LIBOR Transition

The global transition away from the London Interbank Offered Rate (“LIBOR”) continues to progress. Tenors of non-USD LIBOR ceased to be published at the end of 2021 while publication of most USD LIBOR settings is expected to continue through June 2023. US federal legislation regarding the transition of certain contracts, for which removing a LIBOR setting is not easily achievable, has yet to be finalized. If such legislation is not enacted, parties to such unremediated contracts, and the markets more generally, face the potential for uncertainty, disputes, litigation and market disruption.

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

Regulation of Swaps and Derivatives

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

In the US, certain interest rate swaps and certain index credit default swaps are subject to central clearing and trading venue execution requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank"), with additional products and asset classes potentially becoming subject to these requirements in the future. In the EU, central clearing and trading venue requirements for certain swap transactions have become effective for certain types of BlackRock funds and accounts. On March 1, 2017, most derivatives transactions that are not centrally cleared, including non-deliverable foreign exchange forward transactions and currency option transactions, became subject to requirements in the US, EU and numerous other jurisdictions to post or collect mark-to-market margin payments. For certain BlackRock funds and accounts, initial margin requirements may apply in the future in addition to such mark-to-market margin payments. These rules and regulations have the potential to increase the complexity and cost of trading non-cleared derivatives for BlackRock's clients, and may produce regulatory inconsistencies in global derivatives trading rules and increase BlackRock’s operational and legal risks.

US REGULATORY REFORM

Federal Trade Commission Proposal

In September 2020, the Federal Trade Commission (“FTC”) issued a Notice of Proposed Rulemaking proposing certain changes to premerger notification rules enacted under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) that require parties to certain transactions to provide the FTC and the Antitrust Division of the Department of Justice prior notice and observe a waiting period before consummation of such transactions. The proposals would: (i) require that investors aggregate holdings in an issuer across all associated funds when assessing HSR filing and exemption thresholds and (ii) create a new exemption for acquisitions resulting in aggregate holdings of up to 10% of an issuer, which exemption would be unavailable to investors holding interests of more than 1% in competing firms. If enacted as drafted, the proposal requiring aggregation across associated funds could, absent exemptions for index funds or certain types of registered funds, substantially increase BlackRock’s pre-merger notification obligations, which may be costly, impair funds’ ability to trade freely creating significant tracking error and cash drag for index funds and opportunity costs for actively managed funds, require the implementation of monitoring tools and introduce additional compliance burdens for both BlackRock and the companies in which it invests. In instances where filing a pre-merger notification may not be practicable, the proposed changes may serve to limit the size of BlackRock’s aggregate position in certain issuers if BlackRock is unable to satisfy the revised regulatory requirements.

SEC Rulemakings for US Registered Funds and Investment Advisers

The SEC and its staff have engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry and registered investment companies. These efforts relate to, among other things, embedded leverage through the use of derivatives and other trading practices, cybersecurity, liquidity, enhanced regulatory and public reporting requirements and the evaluation of systemic risks. The SEC has adopted rules that include among other things: (i) the regulation of the use of derivatives, (ii) a new regulatory framework for fund of funds structures and (iii) an updated regulatory framework for fund valuation practices.

Systemically Important Financial Institution (“SIFI”) Review

The FSOC has the authority to designate nonbank financial institutions as SIFIs in the United States under Dodd-Frank. In July 2014, the FSOC pivoted from its previous entity-specific approach to designation and indicated that it would focus on a products and activities-based approach to designation in connection with addressing potential risks in the financial system related to asset management, which was re-affirmed in December 2019 with its change in methodology for assessing financial stability to a products and activities-based approach. However, the FSOC retains the authority to designate an entity if an activities-based approach does not adequately address potential risks. If BlackRock is designated as a SIFI, it could become subject to enhanced regulatory requirements and direct supervision by the Federal Reserve.

Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (“HFCAA”) was enacted in December 2020 and requires the SEC to identify issuers that use a registered public accounting firm to issue an audit report where the firm is located in a foreign jurisdiction that the Public Company Accounting Oversight Board (“PCAOB”) has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction. The PCAOB and SEC have recently finalized their respective rules to implement the HFCAA, which could subject certain foreign issuers’ securities to trading prohibitions in US markets and subsequent delisting from US exchanges as early as 2024. As a result, certain BlackRock products may be impacted and BlackRock may be subject to additional regulatory, compliance and disclosure requirements, which may be costly.

Regulation of Swaps and Derivatives

The SEC, Federal Reserve, the Internal Revenue Service and the Commodity Futures Trading Commission (“CFTC”) each continue to review practices and regulations relating to the use of futures, swaps and other derivatives. Such reviews could result in regulations that restrict or limit the use of such products by funds or accounts. If adopted, any such limitations or restrictions could require BlackRock to change certain business practices or implement new compliance processes, which could result in additional costs and/or restrictions.

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

On December 15, 2021, the SEC proposed rules in connection with security-based swaps (“SBS”) transactions, to prevent undue influence over Chief Compliance Officers of SBS dealers and major market participants and to require reporting of large SBS positions. These rules, if adopted as proposed, may affect the types of transactions BlackRock may choose to execute in SBS or other SBS-related assets, introduce or increase costs relating to such transactions, impact the liquidity in the SBS markets in which BlackRock transacts, and increase BlackRock’s regulatory compliance and disclosure requirements.

SEC Proposed Rules on Private Fund Advisers

The SEC has recently proposed new rules and amendments to enhance regulation of private fund advisors. These include proposed amendments to Form PF for SEC-registered investment advisers that add new required disclosures to the form, require advisers to file reports within one business day for certain significant events, lower the threshold for large private equity adviser reporting and impose increased reporting obligations on large liquidity fund advisers. The SEC has also proposed additional rules that would, among other things, require registered private fund advisers to (i) provide quarterly reports to investors of fund performance, fees and expenses, (ii) obtain an annual audit for each fund and (iii) distribute to investors a fairness opinion and summary of certain material business relationships with the opinion provider in connection with an adviser-led secondary transaction. In addition, the proposed rules would prohibit private fund advisers from engaging in certain activities and practices deemed to be contrary to the public interest and investor protection, providing certain types of preferential terms for selected investors and providing any other preferential treatment unless disclosed to current and prospective investors. These rules and amendments, if adopted as proposed, could significantly increase BlackRock’s reporting, disclosure and compliance obligations and create operational complexity for BlackRock’s alternatives products.

SEC Rule 15c2-11

SEC Rule 15c2-11 governs the submission of quotes into quotation systems by broker-dealers and has historically been applied to the over-the-counter (“OTC”) equity markets. However, the SEC recently stated that it intends to apply the rule to fixed income markets. The SEC staff also issued no-action relief in December 2021 setting out a phased implementation period for applying the rule to segments of the fixed income markets. While material impacts are not expected in Phase 1 of the implementation, Phase 2 may disrupt primary and secondary market liquidity, which could adversely impact BlackRock’s business activities.

Proposed Rules on Regulation ATS

In January 2022, the SEC proposed amendments to Regulation ATS. The proposed rules would expand the types of systems that could fall within the definition of “exchange” and extend Regulation ATS and Regulation Systems Compliance and Integrity to systems involving US government securities trading. If enacted as proposed, these rules could impact certain functionality and tools offered by Aladdin and require ATS registration, which may increase compliance costs for BlackRock.

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

INTERNATIONAL REGULATORY REFORM

EU Market Access and Outsourcing

In November 2021, the EU formally published legislative proposals amending both the Alternative Investment Fund Managers Directive (“AIFMD”) and Directive on Undertakings for Collective Investment in Transferable Securities (“UCITS”) fund frameworks. The proposed changes remain broadly consistent with the current regulatory framework but with increased notification requirements to national regulators and the European Securities and Markets Authority (“ESMA”), enhanced liquidity management requirements and new requirements for loan originating funds. There is a proposal that would require notification for instances of significant delegation of portfolio management or risk management functions to entities located outside the EU. ESMA would then be required to present market analysis and supervisory peer review every two years to the European Parliament. These proposals and any further regulatory actions could impact delegated activities, increase compliance costs and impact products and services offered to EU clients.

Revised Capital Requirements for Investment Firms

In June 2021, the Directive and Regulation on prudential requirements for investment firms in scope of the EU Markets in Financial Instruments Directive for investment firms proposed by the European Commission (the “EC”) came into effect, resulting in changes to regulatory capital and liquidity requirements in the EU, changes to the method of calculating such capital and liquidity, and revised disclosure obligations for large investment firms. The UK has also adopted comparable rules, which have applied to UK-based investment firms from January 2022. Changes to the supervisory approach to assessing the risk of harm posed by BlackRock’s operations or asset management activities more broadly could increase the amount of regulatory capital and liquidity required to be held in the future, and the new rules impose other prudential requirements.

Enhanced Regulatory Scrutiny of Technology Service Providers to Financial Services Firms

The EU’s Digital Operational Resilience Act (“DORA”), proposed by the EC in September 2020 and currently going through the EU's ordinary legislative procedure, focuses on direct regulation of providers and users of technology and data services. If enacted as proposed, DORA may, among other things: (i) introduce additional governance, risk management, incident reporting, testing and information sharing requirements to several of BlackRock’s European entities and certain Aladdin clients; and (ii) subject Aladdin to broad additional oversight. Separately, in November 2020, the FSB released a Consultation on Regulatory and Supervisory Issues Relating to Outsourcing and Third-Party Relationships, which explores direct supervision of technology service providers to financial services firms, in addition to detailing concerns around the potential for systemic risk in the provision of such services.

Central Securities Depository Regulation

Aspects of the settlement discipline regime introduced by the Central Securities Depository Regulation came into effect on February 1, 2022. These include rules for trade allocation and confirmation processing, along with cash penalties for failed transactions. However, the mandatory buy-in regime was delayed. Implementation of the regime required new operational mechanisms to facilitate compliance, which may increase resources and cost.

UK Divergence Reforms

Several UK regimes are currently subject to regulatory changes as the UK diverges from on-shored EU rules following the UK’s exit from the EU, including the Wholesale Markets Regime on the Markets in Financial Instruments Directive and Markets in Financial Instruments frameworks, which is open to public consultation through 2022, and the regime for non-UK-based funds that are recognized for sale into the UK, which is currently under government review. The introduction and implementation of any proposed changes to these regimes may lead to additional expenses and operational complexity and may impact products available to UK investors.

UK Conduct Regime

The Financial Conduct Authority (“FCA”) continues to focus on conduct regulation, including the application of the Senior Managers and Certification Regime (“SMCR”) and a new Consumer Duty to all asset management firms, including BlackRock’s UK subsidiaries. The SMCR imposes greater accountability and responsibility across the senior management of UK financial services firms by making individuals in impacted firms more accountable for conduct and competence. SMCR impacts nearly all Company staff in the UK and requires extensive documentation to support senior managers and evidence the discharge of their responsibilities. The new Consumer Duty enhances duties on firms to take end-consumer duty interests into account when designing and managing retail products or services. Any failure to meet the FCA’s regulatory expectations could expose BlackRock and its senior managers to regulatory sanctions and increased reputational risk, which could in turn adversely affect the Company’s business in the UK.

Reform of Investment Markets

BlackRock is subject to numerous regulatory reform initiatives that may affect the Company’s provision of investment services globally. In Europe, the Markets in Financial Instruments Directive (“MiFID”) governing the provision of investment services has been revised and is accompanied by an associated Regulation (together with certain secondary regulation, “MiFID II”). The Regulation’s requirements generally apply consistently across the EU. The MiFID II reforms, which came into force in January 2018, were substantive, materially changing market transparency requirements, enhancing protections afforded to investors, and increasing operational complexity for the Company. Forthcoming proposals to review the operation of MiFID II and to develop a new EU Retail Investment Strategy may affect the European market structure and impact BlackRock’s ability to operate in European markets. The broad nature of the MiFID II means future reforms could also affect product development, client servicing and distribution models. Similar reforms have been implemented in Switzerland and Australia.

Regulatory Environment in China

The Company’s operations in China are subject to a number of regulatory risks, including an evolving regulatory environment and complex data security and data transfer regulations. These factors may increase compliance risk and costs, limit the Company’s ability to source and execute new investment opportunities and lead to impairment losses on its investments. Restrictions on the transfer of the Company’s Chinese onshore data to offshore entities also may limit BlackRock’s ability to aggregate, report and monitor such data on its global platform. In addition, a number of regulators in China have jurisdiction over BlackRock’s business operations, increasing operational and regulatory engagement complexity. These risks may be further heightened by additional scrutiny by Chinese regulators of certain sectors, such as technology and other industries that might be deemed to be of national importance.

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

Certain of BlackRock’s US subsidiaries are also subject to various anti-terrorist financing, privacy, anti-money laundering and economic sanctions laws and regulations established by various agencies. In addition, the Investment Advisers Act of 1940 (the “Advisers Act”) imposes numerous obligations on registered investment advisers such as BlackRock, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. State level regulation through attorneys general, insurance commissioners and other state level agencies also applies to certain BlackRock activities.

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

BlackRock’s trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the rules of various securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations and reporting obligations) and market regulation policies. Violation of any of these laws and regulations could result in fines or sanctions, as well as restrictions on BlackRock’s activities and damage to its reputation. Furthermore, Dodd-Frank requires one of BlackRock’s subsidiaries, BTC, to register as a municipal advisor (as that term is defined in the Exchange Act) with the SEC and Municipal Securities Rulemaking Board (“MSRB”). BTC's registration as a municipal advisor subjects BTC to additional regulation by the SEC and MSRB.

BlackRock manages a variety of private pools of capital, including hedge funds, funds of hedge funds, private equity funds, collateralized debt obligations, collateralized loan obligations, real estate funds, collective trust funds, managed futures funds and hybrid funds. Congress, regulators, tax authorities and others continue to explore, on their own and in response to demands from the investment community and the public, increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, record-keeping and reporting, the scope of anti-fraud protections, safekeeping of client assets and a variety of other matters. BlackRock may be materially and adversely affected by new legislation, rulemaking or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators in this area.

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

BlackRock’s business activity in California that involves the processing of personal information is subject to the California Consumer Privacy Act (“CCPA”), which provides for enhanced consumer protections for California residents. The CCPA imposes obligations on BlackRock for the handling, disclosure and deletion of personal information for California residents. Any failure by BlackRock to comply with the CCPA may result in fines, heightened regulatory scrutiny, litigation and/or reputational harm.

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

European Regulation

The FCA currently regulates certain BlackRock subsidiaries in the UK. It is also responsible for the conduct of business regulation of the UK branches of one of BlackRock’s US subsidiaries. In addition, the Prudential Regulation Authority (“PRA”) regulates one BlackRock UK insurance subsidiary. Authorization by the FCA and (where relevant) the PRA is required to conduct certain financial services-related business in the UK under the Financial Services and Markets Act 2000 (the “FSMA”). The FCA’s rules adopted under the FSMA govern the majority of a firm’s capital and liquidity resources requirements, senior management arrangements, conduct of business requirements, interaction with clients, and systems and controls, whereas the rules of the PRA focus solely on the prudential requirements that apply to BlackRock’s UK-based insurance subsidiary. The FCA supervises BlackRock’s UK-regulated subsidiaries through a combination of proactive engagement, event-driven and reactive supervision and thematic reviews in order to monitor BlackRock’s compliance with regulatory requirements. Breaches of the FCA’s rules may result in a wide range of disciplinary actions against BlackRock’s UK-regulated subsidiaries and/or its employees.

In addition, BlackRock has regulated entities in France, Germany, Ireland, Jersey, Luxembourg, the Netherlands and Switzerland. Each of these entities is required to comply with regulatory rules in the country in which it has been established, including the branches of the Netherlands entity which operate across the EU.

BlackRock’s EU subsidiaries and branches must comply with the EU regulatory regime set out in MiFID II. BlackRock’s UK-regulated subsidiaries must comply with the UK version of MiFID II, which regulates the provision of investment services and activities in the UK. MiFID II, and the UK equivalent of MiFID II, sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. The legislation also includes pre- and post-trade transparency requirements for equity and non-equity markets and extensive transaction reporting requirements. Certain BlackRock UK subsidiaries must also comply with the UK regulation which implements the Consolidated Life Directive and Insurance Distribution Directive. In addition, relevant entities must comply with revised obligations on capital resources for certain investment firms. These include requirements to ensure capital adequacy, as well as matters of governance and remuneration. Relevant BlackRock entities must also comply with the requirements of the UCITS Directive and the AIFMD, as implemented in the relevant EU Member States and in the UK, which impose obligations on the authorization and capital, conduct of business, organization, transparency and marketing of retail and alternative investment funds respectively that are sold in, or marketed to, the EU. The obligations introduced through these regulations and directives will affect certain of BlackRock’s European operations. Compliance with the UCITS Directives and the AIFMD may subject BlackRock to additional expenses associated with depositary oversight and other organizational requirements.

BlackRock’s EU-regulated subsidiaries are also subject to Regulation 2012648/EU ("EMIR") (or the UK version of EMIR transposed into UK law in accordance with The European Union (Withdrawal) Act 2018 in the case of BlackRock’s UK-regulated subsidiaries), an EU regulation governing derivatives, central counterparties and trade repositories, which requires (i) the central clearing of certain OTC derivatives; (ii) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives (including the exchange of collateral with certain counterparties); and (iii) the reporting of all derivative contracts to an ESMA registered or recognized derivatives trade repository (or a UK authorized trade repository in the case of the UK version of EMIR).

The EU has seen an increase in Common Supervisory Actions by ESMA to coordinate supervisory action by national EU regulators, most notably in areas such as product governance, liquidity management and fund costs and charges. BlackRock’s EU operations may be affected to the extent this initiative results in formal legislation or action.

EU Member States, the UK and many other non-US jurisdictions have adopted statutes and/or regulations concerning privacy and data protection and requiring notification of personal data security breaches if certain thresholds are met. For example, in May 2018, the EU Data Protection Directive was replaced by a more extensive General Data Protection Regulation (“GDPR”). In addition, the UK transposed the GDPR into national law (“UK GDPR”). In July 2020, the EU-US Privacy Shield was invalidated as a valid personal data transfer mechanism and in June 2021, the EC published a new set of standard contractual clauses, which only apply to the transfer of personal data outside of the EU to a country not approved by the EU as providing an adequate level of protection for the processing of personal data. The EU's adequacy decision with respect to the UK, which allows the continued flow of personal data from the EU to the UK, will be regularly reviewed and may be revoked if the UK diverges from its current adequate data protection laws. The UK has developed its own international data transfer agreement set to be implemented in March 2022. GDPR and UK GDPR, as well as other statutes and/or regulations concerning privacy and data protection, increase compliance obligations, affect BlackRock’s collection, processing, retention and transfer of personal data and reporting of personal data security breaches, and provide for increased penalties for non-compliance.

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

BlackRock’s Fund Management Company in China (“BlackRock FMC”) is regulated by the China Securities Regulatory Commission and is subject to the Securities Investment Fund Law for the overall oversight from incorporation to the corporate governance and operations of fund managers and funds. BlackRock FMC is also subject to the China Securities Law and various other financial laws and regulations.  BlackRock’s Wealth Management Joint Venture Company with Temasek Holdings (Pte) Ltd and China Construction Bank Corp in China, BlackRock CCB Wealth Management Limited, is regulated by the China Banking and Insurance Regulatory Commission (“CBIRC”). CBIRC have enacted Bank Wealth Management Supervision and Management Measures and Management Measures of Bank Wealth Management Subsidiaries since 2018 to regulate the setup, conduct of business and risk management of bank wealth management companies.

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

AVAILABLE INFORMATION

BlackRock files annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. BlackRock makes available free-of-charge, on or through its website at http://www.blackrock.com, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Company also makes available on its website the charters for the Audit Committee, Management Development and Compensation Committee, Nominating, Governance and Sustainability Committee and Risk Committee of the Board of Directors, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Further, BlackRock will provide, without charge, upon written request, a copy of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings as well as the committee charters, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Requests for copies should be addressed to Investor Relations, BlackRock, Inc., 55 East 52nd Street, New York, New York 10055. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including BlackRock’s filings, are also available to the public from the SEC’s website at http://www.sec.gov.

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

BlackRock’s investment management revenue is primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees which are normally expressed as a percentage of returns to the client. Numerous factors, including price movements in the equity, debt or currency markets, or in the price of real assets, commodities or other alternative investments in which BlackRock invests, as well as the impact of global trade policies and tariffs, could cause:

•	the value of AUM, or the returns BlackRock realizes on AUM, to decrease;
•	client redemptions from BlackRock’s products;
•	client rebalancing or reallocating of assets into BlackRock products that yield lower fees;
•	an impairment to the value of intangible assets and goodwill; or
•	a decrease in the value of seed or co-investment capital.

These risks may also be heightened by market volatility, illiquid market conditions or other market disruptions. The occurrence of any of the above events may cause the Company’s AUM, revenue and earnings to decline.

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

BlackRock’s investment advisory contracts may be terminated or may not be renewed by clients and fund boards on favorable terms and the liquidation of certain funds may be accelerated at the option of investors.

BlackRock derives a substantial portion of its revenue from providing investment advisory services. The advisory or management contracts BlackRock has entered into with its clients, including the agreements that govern many of BlackRock’s investment funds, provide investors or, in some cases, the independent directors of applicable investment funds, with significant latitude to terminate such contracts, withdraw funds or liquidate funds by simple majority vote with limited notice or penalty, or to remove BlackRock as a fund’s investment advisor (or equivalent). BlackRock also manages its US mutual funds, closed-end and exchange-traded funds under management contracts that must be renewed and approved annually by the funds’ respective boards of directors, a majority of whom are independent from the Company. BlackRock’s fee arrangements under any of its advisory or management contracts may be reduced (including at the behest of a fund’s board of directors). In addition, if a number of BlackRock’s clients terminate their contracts, or otherwise remove BlackRock from its advisory roles, liquidate funds or fail to renew management contracts on similar terms, the fees or carried interest BlackRock earns could be reduced, which may cause BlackRock’s AUM, revenue and earnings to decline.

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

The investment management industry is highly competitive, and BlackRock competes based on a number of factors including: investment performance, liquidity, its technology and portfolio construction offerings, the level of fees charged, the quality and breadth of services and products provided, name recognition and reputation, and its ability to develop new investment strategies and products to meet the changing needs of investors. In addition, over the past several years, there has been significant consolidation in the asset management and financial services industries as investors increasingly seek out firms that have the capacity to deliver broad multi-asset investment capabilities and technological expertise, including in a manner that is responsive to ever more localized needs. This consolidation, together with the introduction of new technologies, as well as regulatory changes, continues to alter the competitive landscape for investment managers, which may lead to additional fee compression or require BlackRock to invest more to modify or adapt its product offerings to attract and retain customers and remain competitive with the products, services and geographic diversity offered by other financial institutions, technology companies, trading, advisory or asset management firms. Increased competition on the basis of any of these factors, including competition leading to fee reductions on existing or new business, may cause the Company’s AUM, revenue and earnings to decline.

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

BlackRock’s financial performance depends, in part, on its ability to react to changes in the asset management industry, respond to evolving client demands and develop, market and manage new investment products and services. Conversely, the development and introduction of new products and services, including the creation of products with concentrations in industries or sectors specific to individual client criteria, or with a focus on ESG matters, requires continued innovative effort on the part of BlackRock and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services, constraints on our ability to manage growth within client mandates, compliance with regulatory and disclosure requirements and intellectual property-related lawsuits or claims. A growing number of new products and services also depend on data provided by third parties as analytical inputs and are subject to additional risks, including with respect to data quality, cost, availability and provider relationships. Data sets for certain developing analytics, such as those in the sustainability space, are evolving and difficulties approximating gaps in data or sourcing data from reliable sources could adversely impact the accuracy and effectiveness of such tools. There can be no assurance that BlackRock will be able to innovate effectively in order to develop new products or services that address the needs of its clients on the timescale they require. Any failure to successfully develop new products and services, or effectively manage associated operational risks, could harm BlackRock’s reputation and expose the Company to additional costs, which may cause its AUM, revenue and earnings to decline.

Changes in the value of seed and co-investments that BlackRock owns as well as certain of BlackRock’s minority investments could affect its income and could increase the volatility of its earnings.

At December 31, 2021, BlackRock’s net economic investment exposure of approximately $3.7 billion in its investments (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investments) primarily resulted from co-investments and seed investments in its sponsored investment funds. Movements in the equity, debt or currency markets, or in the price of real assets, commodities or other alternative investments, could lower the value of these investments as well as certain minority investments, increase the volatility of BlackRock’s earnings and cause earnings to decline.

BlackRock indemnifies certain securities lending clients for specified losses as a result of a borrower default.

BlackRock provides borrower default indemnification to certain of its securities lending clients. In the event of a borrower default, BlackRock would use the collateral pledged by the borrower to repurchase securities out on loan in order to replace them in a client’s account. Borrower default indemnification is limited to the shortfall that occurs in the event the collateral available at the time of the borrower’s default is insufficient to repurchase those securities out on loan. BlackRock requires all borrowers to mark to market their pledged collateral daily to levels in excess of the value of the securities out on loan to mitigate the likelihood of the indemnity being triggered. Where the collateral is in the form of cash, the indemnities BlackRock provides do not guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which that cash collateral is invested. The amount of securities on loan as of December 31, 2021 and subject to this type of indemnification was $286 billion. In the Company’s capacity as lending agent, cash and securities totaling $304 billion was held as collateral for indemnified securities on loan at December 31, 2021. Significant borrower defaults occurring simultaneously with rapid declines in the value of collateral pledged and/or increases in the value of the securities loaned may create collateral shortfalls, which could result in material liabilities under these indemnities and may cause the Company’s revenue and earnings to decline.

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

Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. For instance, military conflict and escalating tensions between Russia and Ukraine could result in geopolitical instability and adversely affect the global economy or specific markets. Strategic competition between the US and China and resulting tensions have also contributed to uncertainty in the geopolitical and regulatory landscapes. Similarly, other events outside of BlackRock’s control, including natural disasters, climate change-related events, pandemics (such as the COVID-19 pandemic) or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, as well as the Company’s products, operations, clients, vendors and employees, which may cause BlackRock’s AUM, revenue and earnings to decline. BlackRock’s exposure to geopolitical risks may be heightened to the extent such risks arise in countries in which BlackRock currently operates or is seeking to expand its presence.

Climate change-related risks could adversely affect BlackRock’s business, products, operations and clients, which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s business and those of its clients could be impacted by climate change-related risks. Climate change may present risk to BlackRock through changes in the physical climate or from the process of transitioning to a lower-carbon economy. Climate-related physical risks arise from the direct impacts of a changing climate in the short- and long-term. Such risks may include the risks of extreme weather events and changes in temperature, which may damage infrastructure and facilities, including BlackRock’s physical assets, as well as disrupt connectivity or supply chains. Climate-related transition risks arise from exposure to the transition to a lower-carbon economy through policy, regulatory, technology and market changes. For instance, new regulations or guidance relating to climate change, as well as the perspectives of stakeholders regarding climate change, may affect BlackRock’s business activities and reputation and increase disclosure requirements, which could increase the Company’s costs.

Climate-related physical and transition risks could impact BlackRock both directly and indirectly through adverse impacts to its clients, including as a result of declines in asset values, changes in client preferences, increased regulatory and compliance costs and significant business disruptions. Any of these risks may cause the Company’s AUM, revenue and earnings to decline.

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

A portion of BlackRock’s revenue is derived from performance fees on investment advisory assignments. Performance fees represented $1.1 billion, or 6%, of total revenue for the year ended December 31, 2021. Generally, the Company is entitled to a performance fee only if the agreement under which it is managing the assets provides for one and if returns on the related portfolio exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, a performance fee for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. The volatility of the Company’s future revenue and earnings may also be affected due to illiquid alternatives becoming an increasing component of the overall composition of the Company’s performance fee generating assets. In particular, as BlackRock manages more illiquid products, performance fees will generally be recognized over substantially longer multi-year periods than those associated with more liquid products.

Failure to identify errors in the quantitative models BlackRock utilizes to manage its business could adversely affect product performance and client relationships.

BlackRock employs various quantitative models to support its investment processes, including those related to risk assessment, ESG considerations, portfolio management, trading and hedging activities and product valuations. Any errors or limitations in the underlying models, model inputs or assumptions, as well as any failure of BlackRock’s governance, approval, testing and validation standards in respect of such models, model inputs or assumptions, could have unanticipated and adverse effects on BlackRock’s business and reputation.

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

Towards the end of the first quarter of 2020, the pandemic began to impact BlackRock’s business. While global markets have significantly recovered since then, the effects of the pandemic are ongoing and could be prolonged or worsen and have an ongoing adverse impact on BlackRock’s business, including its operations and financial condition, as a result of, among other things:

•	reduced AUM, resulting in lower base fees, as well as a reduction in the value of BlackRock’s investment portfolio, including its co-investments and seed investments in sponsored investment funds;
•	lower alpha generation which may adversely affect future organic growth and BlackRock’s ability to generate performance fees;
•	reduced client and prospective client demand for BlackRock products and services and/or changing client risk preferences which may adversely affect future organic growth;
•	a decline in technology revenue growth as a result of extended sales cycles and longer implementation periods as some clients continue to work remotely;
•	negative impact of the pandemic on BlackRock’s clients, and key vendors (such as pricing providers), market participants and other third parties with whom it does business;
•

the negative operational effects of an extended remote working environment and the introduction of hybrid working models, including strain on Aladdin and/or BlackRock’s other internal and external technology resources leveraged at the firm, as well as the potential for heightened operational risks, such as cybersecurity and fraud risks;

•

continued periods away from physical office locations and daily in-person interactions with colleagues that could cause members of BlackRock’s workforce to become disconnected with corporate culture and policies, which may increase operational issues due to distractions, fatigue or a lack of oversight; and

•

the disruption to BlackRock’s workforce due to illness and health concerns, potential limitations of remote and hybrid work environments (including any complications associated with hiring and onboarding new employees remotely), and government-imposed restrictions, laws and regulations.

The aggregate extent to which COVID-19, and the related impact on the global economy, affect BlackRock’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, the emergence and spread of variants of the COVID-19 virus, the continuing prevalence of severe, unconstrained and/or escalating rates of infection in certain countries and regions, the availability, adoption and efficacy of treatments and vaccines, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the effects of the COVID-19 pandemic on BlackRock’s products, clients, vendors and employees, and may exacerbate the other risks described herein.

TECHNOLOGY AND OPERATIONAL RISKS

A failure in, or disruption to, BlackRock’s operations, systems or infrastructure, including business continuity plans, could adversely affect operations, damage the Company’s reputation and cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s infrastructure, including its technological capacity, data centers and office space, is vital to the competitiveness of its business. Moreover, a significant portion of BlackRock’s critical business operations are concentrated in a limited number of geographic areas, including San Francisco, New York, London, Budapest, Atlanta and Gurgaon. The failure to maintain an infrastructure commensurate with the size and scope of BlackRock’s business, or the occurrence of a business outage or event outside BlackRock’s control, including a major earthquake, hurricane, fire, terrorist act, pandemic (such as the COVID-19 pandemic), health crisis or other catastrophic event, or the actions of individuals or groups seeking to disrupt BlackRock’s operations in any location at which BlackRock maintains a major presence, could materially impact operations, result in disruption to the business or impede its growth. In addition, these risks and risks related to supply chain and labor constraints could adversely impact BlackRock’s move to its new headquarters in New York, which is currently expected to begin in late 2022.

Despite BlackRock’s efforts to ensure business continuity, if it fails to keep business continuity plans up-to-date or if such plans, including secure back-up facilities and systems and the availability of back-up employees, are improperly implemented or deployed during a disruption, the Company’s ability to operate could be adversely impacted which may cause AUM, revenue and earnings to decline or impact the Company’s ability to comply with regulatory obligations or contractual obligations leading to reputational harm, legal liability, regulatory fines and/or sanctions.

A cyber-attack or a failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt operations and lead to financial losses and reputational harm, which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock is dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities it maintains to protect its computer and telecommunications systems and the data that resides on or is transmitted through them, including data provided by third parties that is significant to portions of its business and products. An externally caused information security incident, such as a cyber-attack including a phishing scam, business email compromise, malware, or denial-of-service or ransomware attack, or an internally caused incident or disruption, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information. Moreover, developments in BlackRock’s use of process automation, as well as the increased use of remote access by employees and mobile and cloud technologies, could heighten these and other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond BlackRock’s control. BlackRock’s growing exposure to the public Internet, as well as reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks, could disrupt BlackRock’s operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information or third-party data. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

The financial services industry has been the subject of cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including nation state actors and terrorist organizations. BlackRock has been the target of attempted cyber-attacks, as well as the co-opting of its brand, and must monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt BlackRock’s operations and cause financial losses. Although BlackRock has implemented policies and controls, and takes protective measures involving significant expense, to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures prove effective. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Moreover, due to the complexity and interconnectedness of BlackRock’s systems, the process of upgrading or patching the Company’s protective measures could itself create a risk of security issues or system disruptions for the Company, as well as for clients who rely upon, or have exposure to, BlackRock’s systems.

In addition, due to BlackRock’s interconnectivity with third-party vendors, advisors, central agents, exchanges, clearing houses and other financial institutions, BlackRock or any such third party may be adversely affected if any of them is subject to a successful cyber-attack or other information security event, including those arising due to the use of mobile technology or a third-party cloud environment. BlackRock also routinely transmits and receives personal, confidential or proprietary information by email and other electronic means. The Company collaborates with clients, vendors and other third parties to develop secure transmission capabilities and protect against cyber-attacks. However, BlackRock or such third parties may not have all appropriate controls in place to protect the confidentiality of such information.

Any information security incident or cyber-attack against BlackRock or third parties with whom it is connected, including any interception, mishandling or misuse of personal, confidential or proprietary information, could result in material financial loss, loss of competitive position, regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline. In addition, BlackRock’s cybersecurity insurance may not cover all losses and damages from such events and BlackRock’s ability to maintain or obtain sufficient insurance coverage in the future may be limited.

Failure or unavailability of third-party dependencies may adversely affect Aladdin operations, which could cause reputational harm, lead to a loss of clients and impede BlackRock’s productivity and growth.

BlackRock must maintain effective infrastructure, including a robust and secure technological framework, in order to maximize the benefit of the Aladdin platform. In so doing, it relies in part on certain third-party service providers. For example, Aladdin’s data architecture depends on third-party providers of technology solutions, including the ability of such parties to scale and perform in response to Aladdin’s growth. In addition, the analytical capabilities of Aladdin depend on the ability of a number of third parties to provide data and other information as inputs into Aladdin’s analytical calculations. Although BlackRock has implemented internal controls and procedures and maintains a robust vendor management program designed to perform diligence and monitor third parties that support the Aladdin platform, there can be no assurance that these measures will prove effective. Any failure by third parties to maintain infrastructure that is commensurate with Aladdin’s size and growth, or provide the data or information required to support its varying capabilities, could compromise Aladdin’s resilience, result in operational difficulties, cause reputational harm and adversely impact BlackRock’s ability to provide services to its investment advisory and Aladdin clients.

Continuing enhancements to Aladdin’s capabilities, as well as the expansion of the Aladdin platform into new markets and geographies, have led to significant growth in Aladdin’s processing scale, which may expose BlackRock to reputational harm, increased regulatory scrutiny and heightened operational, data management, cyber- and information-security risks.

The operation of BlackRock’s Aladdin platform routinely involves updating existing capabilities, configuration change management, developing, testing and rolling out new functionalities and expanding coverage into new markets and geographies, including in connection with inorganic transactions or to address client or regulatory requirements. These updates and expansion initiatives, which have led to significant growth in Aladdin’s processing scale, frequently occur on accelerated time frames and may expose BlackRock to additional cyber- and information-security risks, as well as increased execution, operational and data management risks. If BlackRock is unable to manage the pace of, or provide the operational resiliency and stability for, the expansion of Aladdin and associated growth of its processing scale, BlackRock may experience client attrition, reduced business, increased costs, reputational harm or regulatory fines and/or sanctions, which may cause BlackRock’s AUM, revenue and earnings to decline.

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

BlackRock employs a variety of organic and inorganic strategies intended to enhance earnings, increase product offerings, deliver whole-portfolio solutions, access new clients, leverage advances in technology and expand into new geographies. Inorganic strategies have included hiring smaller-sized investment teams, making minority investments in early- to mid-stage technological and other ventures, entering into strategic joint ventures and acquiring investment management and technology businesses, analytics, models and other intellectual property. Inorganic transactions involve a number of financial, accounting, tax, regulatory, geographical and operational challenges and uncertainties, including in some cases, the assumption of pre-existing liabilities, which must be managed in order for BlackRock to realize the benefit of such transactions, and such transactions may be the subject of unanticipated liabilities arising from commercial disputes, information security vulnerabilities or breaches and intellectual property or other legal claims. The success of BlackRock’s inorganic strategy also depends in large part on its ability to integrate the workforce, operations, strategies, technologies and other components of a target business following the completion of an acquisition. BlackRock may be required to commit significant management time, as well as create new, or grow existing, operational and support functions, to facilitate the integration of acquired businesses, manage combined future growth and maintain a cohesive corporate culture. There can be no assurance that BlackRock will be able to successfully integrate acquired businesses, retain associated talent, scale support functions or realize other intended benefits of its inorganic strategy. Moreover, the challenges associated with BlackRock’s inorganic strategy may be heightened when inorganic transactions are in new geographic locations, involve new markets, products or business lines or are delivered via technology and systems that differ from that employed by BlackRock. In addition, in the case of minority investments and joint ventures, BlackRock may be subject to risks due to reputational harm, liability or loss resulting from, or relating to operating systems, risk management controls, and employees that are outside of BlackRock’s control. Any failure to identify and mitigate the risks associated with acquisitions, joint ventures or minority investments through due diligence, governance or oversight rights, indemnification provisions and/or operational expertise, or to manage the integration of acquisitions effectively, could have an adverse effect on BlackRock’s reputation or cause its AUM, revenue and earnings to decline, which may harm the Company’s competitive position in the investment management industry.

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

•	environmental hazards, such as natural gas leaks, product and waste spills, pipeline and tank ruptures, and unauthorized discharges of products, wastes and other pollutants;
•	changes to the supply and demand for properties and/or tenancies or fluctuations in the price of commodities;
•	risks related to the availability, cost, coverage and other limitations on insurance;
•	the financial resources of tenants; and
•	contingent liabilities on disposition of assets.

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

As a result of BlackRock’s extensive international operations, the Company faces associated operational, regulatory, reputational, political and foreign exchange rate risks, many of which are outside of the Company’s control. Operating outside the US may also expose BlackRock to increased compliance risks, as well as higher compliance costs to comply with US and non-US anti-corruption, anti-money laundering and sanctions laws and regulations. Similarly, certain jurisdictions in which BlackRock operates may not have comparable levels of protection for corporate assets, such as intellectual property, and client information and records, as the US. As a result, there may also be heightened information security or privacy risks in those jurisdictions. Any theft of data, technology or intellectual property may negatively impact BlackRock’s business operations and reputation. The failure of the Company’s systems of internal control to mitigate such risks, or of its operating infrastructure to support its global activities, could result in operational failures and regulatory fines and/or sanctions, which may cause the Company’s AUM, revenue and earnings to decline.

RISKS RELATED TO HUMAN CAPITAL

The potential for human error in connection with BlackRock’s operational systems could disrupt operations, cause losses, lead to regulatory fines or damage the Company’s reputation and may cause BlackRock’s AUM, revenue and earnings to decline.

Many of BlackRock’s operations are highly complex and are dependent on the Company’s ability to process and monitor a large number of transactions, many of which occur across numerous markets and currencies at high volumes and frequencies. Although BlackRock expends considerable resources on systemic controls, supervision, technology and training in an effort to ensure that such transactions do not violate client guidelines and applicable rules and regulations or adversely affect clients, counterparties or the Company, BlackRock’s operations are dependent on its employees. From time-to-time, employees make mistakes that are not always immediately detected by systems, controls, policies and procedures intended to prevent and detect such errors. These can include calculation errors, errors in software implementation or development, failure to ensure data security, follow processes, patch systems or report issues, or errors in judgment. Such risks may be exacerbated in times of increased market volatility. Human errors, even if promptly discovered and remediated, may disrupt operations or result in regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline.

Fraud, the circumvention of controls or the violation of risk management and workplace policies could have an adverse effect on BlackRock’s reputation, which may cause the Company’s AUM, revenue and earnings to decline.

BlackRock seeks to foster a positive workplace culture, has adopted a comprehensive risk management process and continues to enhance various controls, procedures, policies and systems to monitor and manage risks. Notwithstanding these measures, BlackRock cannot ensure that its workplace culture or such controls, procedures, policies and systems will successfully identify and manage internal and external risks and BlackRock employees have in the past engaged in improper conduct. In addition, BlackRock is subject to the risk that its employees, contractors or other third parties may in the future deliberately or recklessly seek to circumvent established controls to commit fraud, pay or solicit bribes or otherwise act in ways that are inconsistent with the Company’s controls, policies, procedures, workplace culture or principles. This risk may be heightened as BlackRock expands into new markets, increases the breadth of its business offerings and provides remote and alternative work models, all of which introduce additional complexity to its risk management program. Persistent attempts to circumvent policies and controls or repeated incidents involving fraud, conflicts of interests or transgressions of policies and controls could have an adverse effect on BlackRock’s reputation, cause adverse publicity, and result in litigation, regulatory inquiries, fines and/or sanctions, which may cause the Company’s AUM, revenue and earnings to decline.

The failure to recruit and retain employees and develop and implement effective executive succession could lead to the loss of clients and may cause AUM, revenue and earnings to decline.

BlackRock’s success is largely dependent on the talents and efforts of its highly skilled workforce and the Company’s ability to plan for the future long-term growth of the business by identifying and developing those employees who can ultimately transition into key roles within BlackRock. The global market for qualified fund managers, investment analysts, technology and risk specialists and other professionals is highly competitive, and factors that affect BlackRock’s ability to attract and retain such employees include the Company’s reputation and workplace culture, the immigration and public health policies in the jurisdictions in which BlackRock has offices, its approach to remote and alternative work models, the compensation and benefits it provides, and its commitment to effectively managing executive succession, including the development and training of qualified individuals.

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

The failure of key third-party providers to BlackRock to fulfill their obligations or a failure by BlackRock to maintain its relationships with key third-party providers could have a material adverse effect on BlackRock’s growth, reputation or business, which may cause the Company’s AUM, revenue and earnings to decline.

BlackRock depends on a number of key third-party providers for various fund administration, accounting, custody, market and ESG data, market indices, insurance, technology and transfer agent roles and other distribution and operational needs. BlackRock relies upon a relatively concentrated group of third-party index providers to deliver services that are integral to its clients’ investment decisions. The index provider industry is characterized by large vendors and the use of long-term contracts remains the market standard. This industry structure may limit BlackRock’s ability to renegotiate its index provider contracts on favorable terms or at all. While BlackRock performs focused diligence on its vendors in an effort to ensure they operate in accordance with expectations, to the extent any significant deficiencies are uncovered, there may be few, or no, alternative vendors available. In addition, BlackRock’s operations and processes rely on commercially available data provided by third parties as well as providers of services, including technology services, and operating errors, process failures or failures to comply with data usage requirements with respect to these service providers may adversely impact BlackRock. Data providers commonly disclaim the accuracy and completeness of data and BlackRock does not have the ability to validate or verify the accuracy and completeness of commercially sourced datasets. Moreover, in situations where BlackRock has limited access to alternative vendors, or where the nature of BlackRock’s arrangement with a vendor requires a long term-commitment, BlackRock may be dependent on such vendor for continuous operational reliability and may be unable to avoid incurring costs if such vendor introduces required upgrades to its services.

BlackRock may from time to time transfer key contracts from one third-party provider to another. Key contract transfers may be costly and complex, and expose BlackRock to heightened operational risks. Any failure to mitigate such risks could result in reputational harm, as well as financial losses to BlackRock and its clients. The failure or inability of BlackRock to diversify its sources for key services or the failure of any key third-party provider to fulfill its obligations could result in activities inconsistent with clients’ investment management or other agreements, have an adverse financial impact on BlackRock products or lead to operational, legal and regulatory issues for the Company, which could result in reputational harm or legal liability, fines and/or sanctions and may cause BlackRock’s AUM, revenue and earnings to decline.

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

In April 2020, BlackRock announced a strategic partnership to host Aladdin infrastructure on the Microsoft Azure cloud and commenced a multi-year plan to migrate the Aladdin environments for BlackRock and its external Aladdin clients to the cloud. The benefits of a cloud-based platform are significant and BlackRock has adopted a robust risk-based approach to its migration strategy; however the partnership also introduces new risks, including: (i) risks associated with relying on a third-party for aspects of the reliability and stability of Aladdin’s infrastructure; (ii) software and information security risks arising from the use of cloud technology; (iii) operational and execution risks, including those related to migration; and (iv) risks related to increased regulatory oversight and new compliance obligations, which risks may be further exacerbated as the Aladdin platform continues to grow. Any failure by BlackRock to manage these risks, and/or risks associated with future potential technology partnerships, may result in escalating costs, financial loss, client dissatisfaction or attrition, regulatory fines and/or sanctions, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline.

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

LEGAL, REGULATORY AND REPUTATIONAL RISKS

BlackRock is subject to extensive regulation around the world, which increases its cost of doing business.

BlackRock’s business is subject to extensive regulation around the world. These regulations subject BlackRock’s business activities to an array of increasingly detailed operational requirements, compliance with which is costly and complex.

In addition, many of BlackRock’s legal entities are subject to laws and regulations aimed at preventing corruption, money laundering, inappropriate employment practices, illegal payments and engaging in business activities with certain individuals, countries or groups, including but not limited to the US Foreign Corrupt Practices Act, the USA PATRIOT Act, the Bank Secrecy Act, the UK Bribery Act, sanctions imposed by the US Treasury’s Office of Foreign Assets Control, the United Nations and the EU and its member states, as well as those imposed by other countries in which BlackRock operates, such as Her Majesty’s Treasury’s (“HMT”) Office of Financial Sanctions Implementation.

BlackRock is also subject to certain risk retention rules and regulation, as well as regulatory capital requirements, which require the Company to maintain capital to support certain of its businesses. Furthermore, many jurisdictions in which BlackRock operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the GDPR and UK GDPR, which expand data protection rules for individuals within the EU and UK, respectively, and for personal data exported outside the EU and UK.

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

BlackRock may also be adversely affected by a failure to comply with existing laws and regulations or by changes in the interpretation or enforcement of such laws and regulations, including those discussed above. Challenges associated with interpreting regulations issued in numerous countries in a globally consistent manner may add to such risks if regulators in different jurisdictions have inconsistent views or provide only limited regulatory guidance. In particular, violation of applicable laws or regulations could result in fines and/or sanctions, temporary or permanent prohibition of certain activities, reputational harm and related client terminations, suspensions of employees or revocation of their licenses, suspension or termination of investment adviser, broker-dealer or other registrations, or suspension or termination of BTC’s bank charter or other sanctions, which could have a material adverse effect on BlackRock’s reputation or business and may cause the Company’s AUM, revenue and earnings to decline. For a more extensive discussion of the laws, regulations and regulators to which BlackRock is subject and regulated by, see Item 1, Business – Regulation.

New regulations informed by global standard setters and/or developed by various national authorities may expose BlackRock to increasing regulatory scrutiny and compliance costs in the jurisdictions in which it operates.

Policymaking workstreams focused on the financial services sector led by global standard setters, such as the Financial Stability Board (“FSB”), International Organization of Securities Commissions (“IOSCO”) and Bank for International Settlements, may lead to or inform new regulations in multiple jurisdictions in which BlackRock operates. Most recently, such workstreams have focused on areas such as products and activities of non-bank financial institutions, money market funds, open-ended funds (“OEFs”), central counterparty margin practices and enhanced ESG disclosures. BlackRock is, and may become, subject to increasing regulation in these areas, see Item 1, Business – Regulation, including:

•

Macroprudential Policies for Asset Managers: Concerns about liquidity and leverage risks in the asset management industry and wider market-based finance sector have been heightened during the COVID-19 pandemic and prompted a broad review of existing regulations globally, including an assessment of the adequacy of certain structural market components in mitigating risks by the FSB, IOSCO, the Securities and Exchange Commission (the “SEC”) and the Financial Stability Oversight Council (“FSOC”). The EU has proposed reforms to increase the availability of liquidity management tools to OEFs, to enhance reporting on the use of liquidity management tools by OEFs to national regulators and to expand the powers of national regulators to require OEF managers to activate liquidity management tools in extreme market conditions. If any of these regulatory or policy actions result in broad application of macroprudential tools to OEFs or require BlackRock to make changes to structural features of certain OEFs, it could limit BlackRock’s ability to offer products to certain clients and/or result in clients altering their investment strategies or allocations in a manner that is adverse to BlackRock.

•

International Money Market Fund Reforms: Following the market events of March 2020, US, EU and UK authorities initiated a review of existing regulatory frameworks with the aim of improving the resilience of money market funds in market downturns. The review of the EU Money Market Fund Regulation in 2022 could result in significant changes to the rules around liquidity and how some money market funds price shares. The UK may materially depart from the EU approach as they develop their own legal and regulatory framework for money market funds domiciled or marketed in the UK. In the US, the SEC has proposed changes to Rule 2a-7, the primary rule under the Investment Company Act governing money market funds, including changes to required liquidity levels and certain operational aspects of those funds, and changes in pricing under certain circumstances. Such regulatory reforms, if adopted, could significantly and adversely impact certain of BlackRock’s money market fund products.

•

ESG and Sustainability Regulations: ESG and sustainability have been the subject of increased regulatory focus across jurisdictions. Globally, the newly created International Sustainability Standards Board and the development of its disclosure standards may inform national regulators’ approaches on these topics. In the US, the SEC has publicly announced that it plans to propose rules to require enhanced disclosure regarding climate change, human capital management and board diversity for public issuers. It has also increased its scrutiny of disclosure and compliance issues relating to investment advisers’ and funds’ ESG strategies. In addition, the US Department of Labor has proposed regulations that could affect how ESG factors are considered for purposes of investing assets of plans that are subject to ERISA, and the exercise of voting rights with respect to plan investments.

The EU has introduced regulatory proposals to underpin sustainable investment products; require disclosure of sustainability-related information by market participants, investment products, and issuers; require integration of sustainability considerations into the investment and risk management processes of asset managers and other institutional investors; and make the advice and financial product distribution process more receptive to end-investor sustainability preferences. The first set of rules initially took effect in March 2021, with secondary rules to come into force over the course of 2022 and 2023. In addition, requirements for asset managers to report against an EU-wide taxonomy of environmentally sustainable activities took effect at the start of 2022, with a further phase expected in 2023, and new proposed regulation to enhance sustainability reporting for EU-based corporate issuers is expected to take effect in 2024. Moreover, several European jurisdictions impose additional restrictions around the offer of ESG funds through labelling, disclosure or marketing requirements at both the fund and asset management level.

In Asia, regulators in Singapore and Hong Kong have introduced requirements for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting, beginning in 2022. Hong Kong has also issued enhanced rules for ESG funds sold to retail investors and guidelines for pension trustees on ESG risk management and disclosure.

•

LIBOR Transition: The global transition away from LIBOR continues to progress. Tenors of non-USD LIBOR ceased to be published at the end of 2021 while publication of most USD LIBOR settings is expected to continue through June 2023. US federal legislation regarding the transition of certain contracts, for which removing a LIBOR setting is not easily achievable, has yet to be finalized. If such legislation is not enacted, parties to such unremediated contracts, and the markets more generally, face the potential for uncertainty, disputes, litigation and market disruption.

Global regulatory reforms could require BlackRock to alter its future business or operating activities, which could be time-consuming and costly, increase regulatory compliance costs, result in litigation, impede the Company’s growth and cause its AUM, revenue and earnings to decline. Regulatory reform may also impact BlackRock’s clients, which could cause them to change their investment strategies or allocations in manners that may be adverse to BlackRock.

Regulatory reforms in the United States expose BlackRock to increasing regulatory scrutiny, as well as regulatory uncertainty.

In recent years, a number of regulatory reforms have been proposed or fully or partially implemented in the United States, and the level of regulatory scrutiny to which BlackRock is subject has increased. BlackRock, as well as its clients, vendors and distributors, have expended resources and altered certain of their business or operating activities to prepare for, address and meet the requirements that such regulatory reforms impose. While BlackRock is, and may become, subject to numerous reform initiatives in the United States, see Item 1, Business – Regulation, key regulatory reforms that may impact the Company include:

•

Federal Trade Commission Proposal: In September 2020, the Federal Trade Commission (“FTC”) issued a Notice of Proposed Rulemaking proposing certain changes to premerger notification rules enacted under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) that require parties to certain transactions to provide the FTC and the Antitrust Division of the Department of Justice prior notice and observe a waiting period before consummation of such transactions. The proposals would: (i) require that investors aggregate holdings in an issuer across all associated funds when assessing HSR filing and exemption thresholds and (ii) create a new exemption for acquisitions resulting in aggregate holdings of up to 10% of an issuer, which exemption would be unavailable to investors holding interests of more than 1% in competing firms. If enacted as drafted, the proposal requiring aggregation across associated funds could, absent exemptions for index funds or certain types of registered funds, substantially increase BlackRock’s pre-merger notification obligations, which may be costly, impair funds’ ability to trade freely creating significant tracking error and cash drag for index funds and opportunity costs for actively managed funds, require the implementation of monitoring tools and introduce additional compliance burdens for both BlackRock and the companies in which it invests. In instances where filing a pre-merger notification may not be practicable, the proposed changes may serve to limit the size of BlackRock’s aggregate position in certain issuers if BlackRock is unable to satisfy the revised regulatory requirements.

•

SEC Rulemakings for US Registered Funds and Investment Advisers: The SEC and its staff have engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry and registered investment companies. These efforts relate to, among other things, embedded leverage through the use of derivatives and other trading practices, cybersecurity, liquidity, enhanced regulatory and public reporting requirements and the evaluation of systemic risks. The SEC has adopted rules that include among other things: (i) the regulation of the use of derivatives, (ii) a new regulatory framework for fund of funds structures and (iii) an updated regulatory framework for fund valuation practices.

•

Designation as a Systemically Important Financial Institution (“SIFI”): The FSOC has the authority to designate nonbank financial institutions as SIFIs in the United States under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. In July 2014, the FSOC pivoted from its previous entity-specific approach to designation and indicated that it would focus on a products and activities-based approach to designation in connection with addressing potential risks in the financial system related to asset management, which was re-affirmed in December 2019 with its change in methodology for assessing financial stability to a products and activities-based approach. However, the FSOC retains the authority to designate an entity if an activities-based approach does not adequately address potential risks. If BlackRock is designated as a SIFI, it could become subject to enhanced regulatory requirements and direct supervision by the Federal Reserve.

•

Holding Foreign Companies Accountable Act: The Holding Foreign Companies Accountable Act (“HFCAA”) was enacted in December 2020 and requires the SEC to identify issuers that use a registered public accounting firm to issue an audit report where the firm is located in a foreign jurisdiction that the Public Company Accounting Oversight Board (“PCAOB”) has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction. The PCAOB and SEC have recently finalized their respective rules to implement the HFCAA, which could subject certain foreign issuers’ securities to trading prohibitions in US markets and subsequent delisting from US exchanges as early as 2024.

•

SEC Rules Governing Security-Based Swaps Transactions and Reporting: On December 15, 2021, the SEC proposed rules in connection with security-based swaps (“SBS”) transactions, to prevent undue influence over Chief Compliance Officers of SBS dealers and major market participants and to require reporting of large SBS positions. These rules, if adopted as proposed, may affect the types of transactions BlackRock may choose to execute in SBS or other SBS-related assets, introduce or increase costs relating to such transactions, and impact the liquidity in the SBS markets in which BlackRock transacts.

•

SEC Proposed Rules on Private Fund Advisers: The SEC has recently proposed new rules and amendments to enhance regulation of private fund advisors. These include proposed amendments to Form PF for SEC-registered investment advisers that add new required disclosures to the form, require advisers to file reports within one business day for certain significant events, lower the threshold for large private equity adviser reporting and impose increased reporting obligations on large liquidity fund advisers. The SEC has also proposed additional rules that would, among other things, require registered private fund advisers to (i) provide quarterly reports to investors of fund performance, fees and expenses, (ii) obtain an annual audit for each fund and (iii) distribute to investors a fairness opinion and summary of certain material business relationships with the opinion provider in connection with an adviser-led secondary transaction. In addition, the proposed rules would prohibit private fund advisers from engaging in certain activities and practices deemed to be contrary to the public interest and investor protection, providing certain types of preferential terms for selected investors and providing any other preferential treatment unless disclosed to current and prospective investors. These rules and amendments, if adopted as proposed, could significantly increase BlackRock’s reporting, disclosure and compliance obligations and create operational complexity for BlackRock’s alternatives products.

•

SEC Rule 15c2-11: SEC Rule 15c2-11 governs the submission of quotes into quotation systems by broker-dealers and has historically been applied to the OTC equity markets. However, the SEC recently stated that it intends to apply the rule to fixed income markets. The SEC staff also issued no-action relief in December 2021 setting out a phased implementation period for applying the rule to segments of the fixed income markets. While material impacts are not expected in Phase 1 of the implementation, Phase 2 may disrupt primary and secondary market liquidity.

•

Proposed Rules on Regulation ATS: In January 2022, the SEC proposed amendments to Regulation ATS. The proposed rules would expand the types of systems that could fall within the definition of “exchange” and extend Regulation ATS and Regulation Systems Compliance and Integrity to systems involving US government securities trading. If enacted as proposed, these rules could impact certain functionality and tools offered by Aladdin and require ATS registration, which may increase compliance costs for BlackRock.

Regulatory reforms in the United States could require BlackRock to alter its future business or operating activities, which could be time- consuming and costly, increase regulatory compliance costs, result in litigation, impede the Company’s growth and cause its AUM, revenue and earnings to decline. Regulatory reform may also impact BlackRock’s clients, which could cause them to change their investment strategies or allocations in manners that may be adverse to BlackRock.

International regulatory reforms expose BlackRock and its clients to increasing regulatory scrutiny, as well as regulatory uncertainty.

BlackRock’s business and operating activities are subject to increasing regulatory oversight outside of the United States and the Company may be affected by several proposed or implemented reform initiatives in the EMEA and the Asia-Pacific regions, as well as volatility associated with international regulatory uncertainty. While BlackRock is, and may become, subject to numerous reform initiatives internationally, see Item 1, Business – Regulation, key reforms in these regions include:

European Union

•

EU Market Access and Outsourcing: In November 2021, the EU formally published legislative proposals amending both the Alternative Investment Fund Managers Directive (“AIFMD”) and Directive on Undertakings for Collective Investment in Transferable Securities (“UCITS”) fund frameworks. The proposed changes remain broadly consistent with the current regulatory framework but with increased notification requirements to national regulators and the European Securities and Markets Authority (“ESMA”), enhanced liquidity management requirements and new requirements for loan originating funds. There is a proposal that would require notification for instances of significant delegation of portfolio management or risk management functions to entities located outside the EU. ESMA would then be required to present market analysis and supervisory peer review every two years to the European Parliament. These proposals and any further regulatory actions could impact delegated activities, increase compliance costs and impact products and services offered to EU clients.

•

Revised Capital Requirements for Investment Firms: In June 2021, the Directive and Regulation on prudential requirements for investment firms in scope of the EU Markets in Financial Instruments Directive for investment firms proposed by the European Commission (the “EC”) came into effect, resulting in changes to regulatory capital and liquidity requirements in the EU, changes to the method of calculating such capital and liquidity, and revised disclosure obligations for large investment firms. The UK has also adopted comparable rules, which have applied to UK-based investment firms from January 2022. Changes to the supervisory approach to assessing the risk of harm posed by BlackRock’s operations or asset management activities more broadly could increase the amount of regulatory capital and liquidity required to be held in the future, and the new rules impose other prudential requirements.

•

Enhanced Regulatory Scrutiny of Technology Service Providers to Financial Services Firms: The EU’s Digital Operational Resilience Act (“DORA”), proposed by the EC in September 2020 and currently going through the EU's ordinary legislative procedure, focuses on direct regulation of providers and users of technology and data services. If enacted as proposed, DORA may, among other things: (i) introduce additional governance, risk management, incident reporting, testing and information sharing requirements to several of BlackRock’s European entities and certain Aladdin clients; and (ii) subject Aladdin to broad additional oversight. Separately, in November 2020, the FSB released a Consultation on Regulatory and Supervisory Issues Relating to Outsourcing and Third-Party Relationships, which explores direct supervision of technology service providers to financial services firms, in addition to detailing concerns around the potential for systemic risk in the provision of such services.

•

Central Securities Depository Regulation: Aspects of the settlement discipline regime introduced by the Central Securities Depository Regulation came into effect on February 1, 2022. These include rules for trade allocation and confirmation processing, along with cash penalties for failed transactions. However, the mandatory buy-in regime was delayed. Implementation of the regime required new operational mechanisms to facilitate compliance, which may increase resources and cost.

United Kingdom

•

UK Divergence Reforms: Several UK regimes are currently subject to regulatory changes as the UK diverges from on-shored EU rules following the UK’s exit from the EU, including the Wholesale Markets Regime on MiFID and MiFIR frameworks, which is open to public consultation through 2022, and the regime for non-UK-based funds that are recognized for sale into the UK, which is currently under government review.

•

Conduct Regime: The Financial Conduct Authority (“FCA”) continues to focus on conduct regulation, including the application of the Senior Managers and Certification Regime (“SMCR”) and a new Consumer Duty to all asset management firms, including BlackRock’s UK subsidiaries. The SMCR imposes greater accountability and responsibility across the senior management of UK financial services firms by making individuals in impacted firms more accountable for conduct and competence. SMCR impacts nearly all Company staff in the UK and requires extensive documentation to support senior managers and evidence the discharge of their responsibilities. The new Consumer Duty enhances duties on firms to take end-consumer duty interests into account when designing and managing retail products or services. Any failure to meet the FCA’s regulatory expectations could expose BlackRock and its senior managers to regulatory sanctions and increased reputational risk.

Asia-Pacific

•

Regulatory Environment in China: The Company’s operations in China are subject to a number of regulatory risks, including an evolving regulatory environment and complex data security and data transfer regulations. These factors may increase compliance risk and costs, limit the Company’s ability to source and execute new investment opportunities and lead to impairment losses on its investments. Restrictions on the transfer of the Company’s Chinese onshore data to offshore entities also may limit BlackRock’s ability to aggregate, report and monitor such data on its global platform. In addition, a number of regulators in China have jurisdiction over BlackRock’s business operations, increasing operational and regulatory engagement complexity. These risks may be further heightened by additional scrutiny by Chinese regulators of certain sectors, such as technology and other industries that might be deemed to be of national importance.

International regulatory reforms could require BlackRock to alter its future business or operating activities, which could be time-consuming and costly, increase regulatory compliance costs, result in litigation, impede the Company’s growth and cause its AUM, revenue and earnings to decline. Regulatory reform may also impact BlackRock’s clients, which could cause them to change their investment strategies or allocations in manners that may be adverse to BlackRock.

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

BlackRock’s reputation is critical to its relationships with its clients, employees, shareholders and business partners. BlackRock’s reputation may be harmed by, among other factors, regulatory or enforcement actions, technology or operational failures, poor investment performance, ineffective management or monitoring of key third-party relationships, ransomware or other cybersecurity incidents, privacy incidents, employee errors or misconduct, a failure to manage ESG risks or a failure to manage conflicts of interest. In addition, BlackRock’s business, scale and investments subject it to significant media coverage and increasing attention from a broad range of stakeholders. This heightened scrutiny has resulted in negative publicity for BlackRock and may continue to do so in the future. For example, different stakeholder groups have divergent views on ESG matters, including in the countries in which BlackRock operates and invests, as well as states and localities where BlackRock serves public sector clients. This divergence increases the risk that any action or lack thereof on ESG will be perceived negatively by at least some stakeholders and adversely impact BlackRock’s reputation and business. BlackRock’s global presence and investments on behalf of its clients around the world could also lead to heightened scrutiny and criticism in an increasingly fragmented geopolitical landscape. For example, BlackRock has received criticism from some stakeholders because of its investments in certain countries, including China, on behalf of clients. These criticisms have the potential to adversely impact BlackRock’s reputation and business. In addition, the increasing popularity of social media and non-mainstream Internet news sources may lead to faster and wider dissemination of any adverse publicity or inaccurate information about BlackRock, making effective remediation more difficult. Damage to BlackRock’s reputation may impact BlackRock’s ability to attract and retain clients, employees, shareholders and business partners, which may cause its AUM, revenue and earnings to decline.

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

A subsidiary of BlackRock is subject to US banking regulations that may limit its business activities.

BlackRock’s trust bank subsidiary, which is a national banking association chartered by the OCC, is subject to OCC regulation and capital requirements that may limit its business activities. The OCC has broad supervisory and enforcement authority over BlackRock’s trust bank. Having a subsidiary subject to banking regulation may put BlackRock at a competitive disadvantage because certain of its competitors are not subject to such limitations.

The implications of complying with threshold limits and/or any failure to comply with ownership reporting requirements could result in harm to BlackRock’s reputation, impact the performance of certain BlackRock funds and may cause its AUM, revenue and earnings to decline.

Of note among the various international regulations to which BlackRock is subject are the extensive and increasingly stringent regulatory reporting requirements that necessitate the monitoring and reporting of issuer exposure levels (thresholds) across the holdings of managed funds and accounts and those of the Company. The specific triggers and the reporting methods that these threshold filings entail vary significantly by regulator and across jurisdictions. BlackRock continues to invest in technology, training and its employees to further enhance its monitoring and reporting functions. Despite these investments, the complexity of the various threshold reporting requirements combined with the breadth of the assets managed by the Company and high volume of securities trading have caused errors and omissions to occur in the past and pose a risk that errors or omissions may occur in the future. Any such errors may expose BlackRock to monetary penalties or other sanctions, which could have an adverse effect on BlackRock’s reputation and may cause its AUM, revenue and earnings to decline.

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

BlackRock has been the subject of commentary citing concerns about the scale of our index investing business, as well as competition issues relating to the common ownership theory.

As a leader in the index investing and asset management industry, BlackRock has been the subject of commentary citing concerns about the growth of index investing. Commentators have argued that index funds have the potential to distort investment flows, create stock price bubbles, or conversely, exacerbate a decline in market prices. Additional commentary focuses on the common ownership theory, an academic theory stating that minority ownership of multiple companies within a single industry by the same investor leads to anticompetitive effects. This theory purports to link aggregated equity positions in certain industries with higher consumer prices and executive compensation and lower wages and employment rates, among other things. In the US, the FTC cited common ownership as a disqualifying factor in a proposed exemption from pre-merger notification rules and as a consideration underlying its consultation on rules applying to acquisitions of voting securities by investment entities. In 2021, the FTC identified common ownership as a key enforcement area and passed a resolution empowering individual commissioners to investigate shareholder conduct in connection with common ownership. It is expected that common ownership may be given greater consideration in FTC investigations, studies, rule proposals, policy decisions and/or the scrutiny of mergers and acquisitions. The debate on common ownership is still on the agenda of competition regulators globally, and it is expected that common ownership may continue to be a consideration for the EC, among others, including in the assessment of mergers and investigations. For example, EC and European Parliament reports have suggested that more evidence was required on the impact of common ownership on competition, and a committee of the Australian House of Representatives held an inquiry on the implications of common ownership and capital concentration on Australian companies and markets. There is substantial literature casting doubt on the assumptions, data, methodology and conclusions associated with the common ownership theory and competition regulators, including the FTC, have acknowledged that the debate around the theory remains unsettled. Nevertheless, some commentators have proposed remedies, including limits on the ownership stakes of common owners that, if enacted into policy, could have a negative impact on the capital markets, as well as increase costs and limit the availability of products for investors. Such policy solutions could, in turn, adversely affect BlackRock.

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

Item 2. Properties

BlackRock’s principal office, which is leased, is located at 55 East 52nd Street, New York, New York. In addition, BlackRock's future principal office space, which will also be leased, will be located at 50 Hudson Yards, New York, New York, with occupancy in this office expected to begin in late 2022. BlackRock leases additional office space in New York City at 40 East 52nd Street and 49 East 52nd Street, and throughout the world, including Atlanta, Belgrade (Serbia), Boston, Edinburgh, Mumbai (India), Gurgaon (India), Hong Kong, London, Mexico City, Paris, Princeton, New Jersey, San Francisco, Seattle, Frankfurt (Germany), Budapest, Singapore, Sydney, Toronto, Shanghai, Dublin, Zurich, and Tokyo. The Company also owns an 84,500 square foot office building in Wilmington, Delaware and a 43,000 square foot data center in Amherst, New York.

Item 3. Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 16, Commitments and Contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2022, there were 215 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for many underlying investors.

The following table sets forth for the periods indicated the dividends declared per share for the common stock as reported on the NYSE:

Cash Dividend
Declared
2021
First Quarter	$4.13
Second Quarter	$4.13
Third Quarter	$4.13
Fourth Quarter	$4.13
2020
First Quarter	$3.63
Second Quarter	$3.63
Third Quarter	$3.63
Fourth Quarter	$3.63

BlackRock’s closing common stock price as of February 24, 2022 was $731.79.

Dividends

On January 14, 2022, the Board of Directors approved BlackRock’s quarterly dividend of $4.88 per share to be paid on March 23, 2022 to stockholders of record at the close of business on March 7, 2022.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2021, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2021 through October 31, 2021	86,393	$920.48	83,929	3,856,914
November 1, 2021 through November 30, 2021	217,745	$941.34	215,849	3,641,065
December 1, 2021 through December 31, 2021	21,140	$919.17	21,091	3,619,974
Total	325,278	$934.36	320,869

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) a pandemic or health crisis, including the COVID-19 pandemic, and its continued impact on financial institutions, the global economy or capital markets, as well as BlackRock’s products, clients, vendors and employees, and BlackRock’s results of operations, the full extent of which may be unknown; (2) the introduction, withdrawal, success and timing of business initiatives and strategies; (3) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (4) the relative and absolute investment performance of BlackRock’s investment products; (5) BlackRock’s ability to develop new products and services that address client preferences; (6) the impact of increased competition; (7) the impact of future acquisitions or divestitures; (8) BlackRock’s ability to integrate acquired businesses successfully; (9) the unfavorable resolution of legal proceedings; (10) the extent and timing of any share repurchases; (11) the impact, extent and timing of technological changes and the adequacy of intellectual property, data, information and cybersecurity protection; (12) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (13) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock; (14) changes in law and policy and uncertainty pending any such changes; (15) any failure to effectively manage conflicts of interest; (16) damage to BlackRock’s reputation; (17) geopolitical unrest, terrorist activities, civil or international hostilities and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (18) climate change-related risks to BlackRock's business, products, operations and clients; (19) the ability to attract and retain highly talented professionals; (20) fluctuations in the carrying value of BlackRock’s economic investments; (21) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (22) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (23) the failure by key third-party providers of BlackRock to fulfill its obligations to the Company; (24) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (25) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded funds (“ETF”) platform; (26) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (27) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $10.01 trillion of AUM at December 31, 2021. With approximately 18,400 employees in more than 30 countries, BlackRock provides a broad range of investment and technology services to institutional and retail clients in more than 100 countries across the globe. For further information see Note 1, Business Overview, and Note 26, Segment Information, in the notes to the consolidated financial statements contained in Part II, Item 8.

The following discussion includes a comparison of BlackRock’s results for 2021 and 2020. For a discussion of BlackRock’s results for 2019 and a comparison of results for 2020 and 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications.

Acquisition

On February 1, 2021, the Company acquired 100% of the equity interests of Aperio Group, LLC (the “Aperio Transaction” or “Aperio”), a pioneer in customizing tax-optimized index equity separately managed accounts (“SMAs”) for approximately $1.1 billion in cash, using existing cash resources. The acquisition of Aperio increased BlackRock’s SMA AUM and expanded the breadth of the Company’s capabilities via tax-managed strategies across factors, broad market indexing, and investor Environmental, Social, and Governance (“ESG”) preferences across all asset classes.

Business Outlook

BlackRock’s strategy continues to be guided by the Company's purpose and focus on the long-term, which the Company believes better enables it to deliver durable returns for shareholders and create value for all of its stakeholders.

BlackRock's framework for long-term shareholder value creation is predicated on generating differentiated organic growth, leveraging scale to increase operating margins over time, and returning capital to shareholders on a consistent basis. BlackRock's diversified platform, in terms of style, product, client and geography, enables it to generate more stable cash flows through market cycles, positioning BlackRock to invest for the long-term by striking an appropriate balance between investing for future growth and prudent discretionary expense management.

BlackRock continues to actively monitor COVID-19 developments and their potential impact on the Company’s employees, business and operations, particularly in jurisdictions where BlackRock has significant employee populations and/or business activity. The aggregate extent to which COVID-19, including existing and new variants and its related impact on the global economy, affects BlackRock’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, the emergence and spread of variants of the COVID-19 virus, the continuing prevalence of severe, unconstrained and/or escalating rates of infection in certain countries and regions, and the availability, adoption and efficacy of treatments and vaccines and future actions taken by governmental authorities, central banks and other third parties in response to the pandemic. See Part I, Item 1A - Risk Factors herein for information on the possible future effects of the COVID-19 pandemic on the Company’s results.

In addition, BlackRock’s business may be impacted by governmental changes, as well as potential regulations, foreign and trade policies and fiscal spending that may arise as a result of such changes.

BlackRock’s investment management revenue is primarily comprised of fees earned as a percentage of AUM and, in some cases, performance fees, which are normally expressed as a percentage of fund returns to the client. Numerous factors, including price movements in the equity, debt or currency markets, or in the price of real assets, commodities or alternative investments in which BlackRock invests on behalf of clients, and BlackRock’s ability to maintain strong investment performance, could impact BlackRock’s AUM, revenue and earnings.

During 2021, BlackRock voluntarily waived a portion of its management fees on certain money market funds to ensure that they maintained a minimum level of daily net investment income. These waivers resulted in a reduction of management fees of approximately $500 million in 2021, a portion of which was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. BlackRock has provided voluntary yield support waivers in prior periods and may increase or decrease the level of fee waivers in future periods. Given the current prospects for higher rates in the near term, we anticipate most of these waivers would cease shortly after the first 25 basis point increase in the Federal Funds rate, however approximately 50% of these gross fee waivers are generally shared with distributors, reducing the impact on operating income.

In recent years, there have been prolonged periods of historically low interest rates, interspersed with periods in which certain central banks globally began increasing rates. BlackRock’s business is directly and indirectly affected by changes in global interest rates. Changes in global interest rates may cause BlackRock’s AUM to fluctuate and introduce volatility to the Company’s base fees, net income and operating cash flows. See Part I, Item 1A - Risk Factors herein for information on the possible future effects of changes in global interest rates on the Company's results.

BlackRock manages $2.8 trillion in fixed income assets, two-thirds of which are owned by institutions for strategic or liability-matching purposes. BlackRock believes it is well positioned for a rising rate environment due to the breadth, diversification and performance of its fixed income platform which encompasses active, ETF and non-ETF index fixed income products, and a range of strategies, including unconstrained, high yield, total return and short-duration.

BlackRock manages $5.3 trillion of equity assets across markets globally. Beta divergence between equity markets, where certain markets perform differently than others, may lead to an increase in the proportion of BlackRock AUM weighted toward lower fee equity products, resulting in a decline in BlackRock’s effective fee rate. Divergent market factors may also erode the correlation between the growth rates of AUM and investment advisory and administration fees (collectively “base fees”) and securities lending revenue.

BlackRock’s highly diversified multi-product platform was created to meet client needs in all market environments. BlackRock is positioned to provide alpha-seeking active, index and cash management investment strategies across asset classes and geographies. In addition, BlackRock leverages its world-class risk management, analytics and technology capabilities, including the Aladdin platform, on behalf of clients. BlackRock serves a diverse mix of institutional and retail clients across the globe, including investors in ETFs, maintaining differentiated client relationships and a fiduciary focus. The diversity of BlackRock’s platform facilitates the generation of organic growth in various market environments, and as client preferences evolve. BlackRock’s long-term strategy remains to keep alpha at the heart of BlackRock; accelerate growth in ETFs, illiquid alternatives, and technology; deliver whole portfolio solutions and become the global leader in sustainable investing.

BlackRock is a $2.6 trillion active manager and multi-year investments in incorporating data science, sustainability and new tools for portfolio construction resulted in record organic growth in active strategies in 2021. BlackRock’s active platform reflects global reach, interconnectivity across teams and regions, growing data and insights, integrated technology and risk management and scalable processes – all of which the Company believes enables it to deliver more consistent outcomes for clients over the long-term.

The index investing industry has been growing rapidly – with ETFs as a major beneficiary – driven by structural tailwinds including the migration from commission-based to fee-based wealth management, growth in model portfolios, clients’ focus on value for money, the use of ETFs as alpha tools and the modernization of the bond market. BlackRock’s ETF growth strategy is centered on increasing scale and pursuing global growth themes in client and product segments, including Core, Strategic, which includes Fixed Income, Factors, Sustainable and Thematic ETFs, and Precision Exposures.

Clients are also increasing their allocations to private markets as they search for diversification and higher returns. BlackRock has built a broad illiquid alternatives platform with $102.6 billion of AUM across infrastructure, private credit, real estate and private equity to meet this demand. As of December 31, 2021, BlackRock has approximately $36 billion of committed capital to deploy for institutional clients in a variety of alternatives strategies, and remains confident in its ability to accelerate growth as a leader in private markets. BlackRock also manages $87.3 billion in liquid alternatives, as well as $103.9 billion in liquid credit strategies, included within fixed income AUM.

BlackRock continues to invest in technology services offerings, which enhance the ability to manage portfolios and risk, effectively serve clients and operate efficiently. Anticipated industry consolidation and regulatory requirements should continue to drive demand for holistic and flexible technology solutions. BlackRock is focused on enhancing Aladdin, with continued investment into areas such as whole portfolio, private markets, wealth and a leading sustainable investing solution. BlackRock is also investing to scale Aladdin for its next leg of growth by migrating Aladdin from BlackRock-hosted data centers to the cloud. This will bring enhanced capabilities to BlackRock and its Aladdin clients, accelerating innovation and supporting greater computing scale and flexibility for clients. Through this migration as well as BlackRock’s strategic partnership with Snowflake, an industry-leader in cloud enabled data technology, the Company is building Aladdin Data Cloud, a next generation solution that will bring Aladdin and non-Aladdin data together, so clients can nimbly access and use data across their organization unlocking their full potential for collaboration, creativity, and innovation.

As the asset management landscape shifts globally from individual product selection to a whole-portfolio approach, BlackRock’s strategy is focused on creating outcome-oriented client solutions for both retail investors and institutions. This includes having a diverse platform of alpha-seeking active, index and alternative products, as well as enhanced distribution and portfolio construction technology offerings. Digital wealth tools are an important component of BlackRock’s retail strategy, as BlackRock scales and customizes model portfolios, extends Aladdin Wealth and digital wealth partnerships globally, and helps advisors build better portfolios through portfolio construction and risk management, powered by Aladdin. BlackRock has seen strong momentum in OCIO solutions among institutional clients, including the funding of several significant mandates in 2021, and anticipates continued OCIO opportunities in the future.

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

Executive Summary

(in millions, except shares and per share data)	2021	2020
GAAP basis:
Total revenue	$19,374	$16,205
Total expense	11,924	10,510
Operating income	$7,450	$5,695
Operating margin	38.5%	35.1%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	419	475
Income tax expense	1,968	1,238
Net income attributable to BlackRock	$5,901	$4,932
Diluted earnings per common share	$38.22	$31.85
Effective tax rate	25.0%	20.1%
As adjusted(1):
Operating income	$7,478	$6,284
Operating margin	45.2%	44.9%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$419	$353
Net income attributable to BlackRock	$6,049	$5,237
Diluted earnings per common share	$39.18	$33.82
Effective tax rate	23.4%	21.1%
Other:
Assets under management (end of period)	$10,010,143	$8,676,680
Diluted weighted-average common shares outstanding	154,404,357	154,840,582
Shares outstanding (end of period)	151,684,491	152,532,885
Book value per share(2)	$248.50	$231.31
Cash dividends declared and paid per share	$16.52	$14.52

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Total BlackRock stockholders’ equity, divided by total shares outstanding at December 31 of the respective year-end.

2021 Compared with 2020

GAAP.  Operating income of $7,450 million increased $1,755 million and operating margin of 38.5% increased 340 bps from 2020. Increases in operating income and operating margin reflected the impact of $589 million related to the previously reported charitable contribution of BlackRock’s remaining 20% stake in PennyMac Financial Services, Inc. (the “Charitable Contribution”) during 2020.  Operating income and operating margin also reflected higher base fees and technology services revenue, partially offset by higher expense,  including higher compensation and benefits expense, and higher product launch costs in 2021. Product launch costs in 2021 included $178 million associated with the March 2021 close of the $4.9 billion BlackRock Innovation and Growth Trust and $99 million primarily associated with the September 2021 close of the BlackRock ESG Capital Allocation Trust. Product launch costs in 2020 included $87 million and $83 million associated with the close of the $2.3 billion BlackRock Health Sciences Trust II and the $2 billion BlackRock Capital Allocation Trust, respectively. Operating income and operating margin also reflected $28 million of noncash occupancy expense related to the lease of office space for the Company’s future headquarters located at 50 Hudson Yards in New York (“Lease cost – Hudson Yards”), which it expects to begin to occupy in late 2022 (and begin lease payments in May 2023).

Nonoperating income (expense) less net income (loss) attributable to NCI decreased $56 million from 2020, reflecting the impact of a pre-tax gain of approximately $240 million in connection with a recapitalization of iCapital and $122 million pre-tax gain related to the Charitable Contribution during 2020, partially offset by the impact of non-cash gains related to iCapital and Scalable Capital and higher net unrealized gains on the Company’s private equity co-investment portfolio during 2021.

Income tax expense for 2021 reflected a $126 million noncash net expense related to the revaluation of certain deferred tax assets and liabilities, as a result of legislation enacted in the UK increasing its corporate tax rate and state and local income tax changes. Income tax expense for 2021 also reflected $43 million of discrete tax benefits related to stock-based compensation awards. Income tax expense for 2020 included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution, partially offset by a noncash net expense of approximately $79 million associated with the revaluation of certain deferred income tax assets and liabilities related to the legislation enacted in the UK increasing its corporate tax rate and state and local income tax changes. Income tax expense for 2020 also included $139 million of net discrete tax benefits, including benefits related to changes in the Company’s organizational entity structure and stock-based compensation awards.

Diluted earnings per common share increased $6.37, or 20%, from 2020, reflecting the impact of the Charitable Contribution incurred in 2020. The increase in earnings per diluted common share also included higher revenue, partially offset by higher product launch costs, lower nonoperating income, and a higher effective tax rate in 2021.

As Adjusted.  Operating income of $7,478 million increased $1,194 million and operating margin of 45.2% increased 30 bps from 2020. Diluted earnings per common share increased $5.36, or 16%, from 2020, primarily due to higher operating and nonoperating income, partially offset by higher effective tax rate in 2021. The financial impact related to Lease cost – Hudson Yards and the Charitable Contribution and the noncash net tax expense associated with the revaluation of certain deferred income tax assets and liabilities described above has been excluded from as adjusted results.

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

Computations for all periods are derived from the consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

(in millions)	2021	2020
Operating income, GAAP basis	$7,450	$5,695
Non-GAAP expense adjustments:
Lease cost - Hudson Yards	28	—
Charitable Contribution	—	589
Operating income, as adjusted	7,478	6,284
Product launch costs and commissions	284	172
Operating income used for operating margin measurement	$7,762	$6,456
Revenue, GAAP basis	$19,374	$16,205
Non-GAAP adjustments:
Distribution fees	(1,521)	(1,131)
Investment advisory fees	(679)	(704)
Revenue used for operating margin measurement	$17,174	$14,370
Operating margin, GAAP basis	38.5%	35.1%
Operating margin, as adjusted	45.2%	44.9%

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

•

Operating income, as adjusted, includes non-GAAP expense adjustments. In 2021, the Company recorded expense related to the Lease cost – Hudson Yards.  While the Company expects to begin to occupy the new office space in late 2022 (and begin cash lease payments in May 2023), the Company is required to record lease expense from August 2021 because it obtained access to the building to begin its tenant improvements.  As a result, the Company is recognizing lease expense for both its current and future headquarters until its current headquarters lease expires in April 2023.  Management believes removing the Lease cost – Hudson Yards when calculating operating income, as adjusted, is useful to assess its financial performance and enhances comparability among periods presented. In 2020, the Charitable Contribution expense of $589 million has been excluded from operating income, as adjusted, due to its nonrecurring nature.

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

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

(in millions)	2021	2020
Nonoperating income (expense), GAAP basis	$723	$829
Less: Net income (loss) attributable to NCI	304	354
Nonoperating income (expense), net of NCI	419	475
Less: Gain related to the Charitable Contribution	—	122
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$419	$353

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

(3) Net income attributable to BlackRock, Inc., as adjusted:

(in millions, except per share data)	2021	2020
Net income attributable to BlackRock, Inc., GAAP basis	$5,901	$4,932
Non-GAAP adjustments:
Lease cost - Hudson Yards, net of tax	22	—
Charitable Contribution, net of tax	—	226
Income tax matters	126	79
Net income attributable to BlackRock, Inc., as adjusted	$6,049	$5,237
Diluted weighted-average common shares outstanding	154.4	154.8
Diluted earnings per common share, GAAP basis	$38.22	$31.85
Diluted earnings per common share, as adjusted	$39.18	$33.82

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

See notes (1) and (2) above regarding operating income, as adjusted, operating margin, as adjusted, and nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted for information on the Lease cost – Hudson Yards and the Charitable Contribution.

In 2020, a discrete tax benefit of $241 million was recognized in connection with the Charitable Contribution. The discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the Charitable Contribution. The amounts for 2021 and 2020 income tax matters included $126 million and $79 million, respectively, of net noncash expense related to the impact of legislation enacted in the United Kingdom increasing its corporate tax rate and state and local income tax changes. These amounts have been excluded from the as adjusted results as these items will not have a cash flow impact and to ensure comparability among periods presented.

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM		Net inflows (outflows)
(in millions)	2021	2020	2021	2020
Retail	$1,040,053	$845,917	$102,093	$69,556
ETFs	3,267,354	2,669,007	305,534	184,885
Institutional:
Active	1,756,717	1,524,462	169,067	31,624
Index	3,181,652	2,948,683	(117,825)	(28,717)
Institutional subtotal	4,938,369	4,473,145	51,242	2,907
Long-term	9,245,776	7,988,069	458,869	257,348
Cash management	755,057	666,252	94,043	113,349
Advisory(1)	9,310	22,359	(13,258)	20,141
Total	$10,010,143	$8,676,680	$539,654	$390,838

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM		Net inflows (outflows)
(in millions)	2021	2020	2021	2020
Active	$2,606,325	$2,250,887	$266,740	$87,737
Index and ETFs	6,639,451	5,737,182	192,129	169,611
Long-term	9,245,776	7,988,069	458,869	257,348
Cash management	755,057	666,252	94,043	113,349
Advisory(1)	9,310	22,359	(13,258)	20,141
Total	$10,010,143	$8,676,680	$539,654	$390,838

AUM and Net Inflows (Outflows) by Product Type
	AUM		Net inflows (outflows)
(in millions)	2021	2020	2021	2020
Equity	$5,342,360	$4,419,806	$101,681	$48,995
Fixed income	2,822,041	2,674,488	230,337	157,961
Multi-asset	816,494	658,733	97,832	13,213
Alternatives:
Illiquid alternatives	102,579	85,770	16,120	10,883
Liquid alternatives	87,348	73,218	11,328	6,545
Currency and commodities(2)	74,954	76,054	1,571	19,751
Alternatives subtotal	264,881	235,042	29,019	37,179
Long-term	9,245,776	7,988,069	458,869	257,348
Cash management	755,057	666,252	94,043	113,349
Advisory(1)	9,310	22,359	(13,258)	20,141
Total	$10,010,143	$8,676,680	$539,654	$390,838

(1)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(2)	Amounts include commodity ETFs.

The following table presents the component changes in BlackRock’s AUM for 2021 and 2020.

(in millions)	2021	2020
Beginning AUM	$8,676,680	$7,429,633
Net inflows (outflows):
Long-term	458,869	257,348
Cash management	94,043	113,349
Advisory(1)	(13,258)	20,141
Total net inflows (outflows)	539,654	390,838
Acquisition(2)	41,324	—
Market change	864,079	746,269
FX impact(3)	(111,594)	109,940
Total change	1,333,463	1,247,047
Ending AUM	$10,010,143	$8,676,680

(1)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(2)	Amounts include AUM attributable to the Aperio Transaction.
(3)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.

BlackRock has historically grown AUM through organic growth and acquisitions. Management believes that the Company will be able to continue to grow AUM organically by focusing on strong investment performance, efficient delivery of beta for index products, client service, developing new products and optimizing distribution capabilities.

Component Changes in AUM for 2021

The following table presents the component changes in AUM by client type and product type for 2021.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Retail:
Equity	$338,434	$42,060	$41,324	$54,310	$(4,191)	$471,937	$428,218
Fixed income	340,468	34,870	—	(6,716)	(3,316)	365,306	356,075
Multi-asset	132,624	12,579	—	10,793	(535)	155,461	145,903
Alternatives	34,391	12,584	—	644	(270)	47,349	41,413
Retail subtotal	845,917	102,093	41,324	59,031	(8,312)	1,040,053	971,609
ETFs:
Equity	1,905,101	222,855	—	331,275	(11,983)	2,447,248	2,199,698
Fixed income	690,033	78,858	—	(17,894)	(5,624)	745,373	703,004
Multi-asset	6,268	2,266	—	589	(4)	9,119	7,607
Alternatives	67,605	1,555	—	(3,475)	(71)	65,614	66,023
ETFs subtotal	2,669,007	305,534	—	310,495	(17,682)	3,267,354	2,976,332
Institutional:
Active:
Equity	169,522	6,104	—	26,852	(2,498)	199,980	182,054
Fixed income	716,269	64,200	—	(5,428)	(7,639)	767,402	720,006
Multi-asset	511,242	82,981	—	59,919	(11,191)	642,951	573,144
Alternatives	127,429	15,782	—	4,489	(1,316)	146,384	137,630
Active subtotal	1,524,462	169,067	—	85,832	(22,644)	1,756,717	1,612,834
Index:
Equity	2,006,749	(169,338)	—	413,914	(28,130)	2,223,195	2,123,482
Fixed income	927,718	52,409	—	(5,892)	(30,275)	943,960	937,784
Multi-asset	8,599	6	—	708	(350)	8,963	9,424
Alternatives	5,617	(902)	—	933	(114)	5,534	5,633
Index subtotal	2,948,683	(117,825)	—	409,663	(58,869)	3,181,652	3,076,323
Institutional subtotal	4,473,145	51,242	—	495,495	(81,513)	4,938,369	4,689,157
Long-term	7,988,069	458,869	41,324	865,021	(107,507)	9,245,776	8,637,098
Cash management	666,252	94,043	—	(1,137)	(4,101)	755,057	711,160
Advisory(4)	22,359	(13,258)	—	195	14	9,310	16,690
Total	$8,676,680	$539,654	$41,324	$864,079	$(111,594)	$10,010,143	$9,364,948

(1)	Amounts include AUM attributable to the Aperio Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for 2021.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Active:
Equity	$410,189	$48,773	$—	$53,689	$(5,548)	$507,103	$466,291
Fixed income	1,035,015	94,047	—	(11,322)	(10,655)	1,107,085	1,053,764
Multi-asset	643,864	95,555	—	70,711	(11,726)	798,404	719,041
Alternatives	161,819	28,365	—	5,134	(1,585)	193,733	179,043
Active subtotal	2,250,887	266,740	—	118,212	(29,514)	2,606,325	2,418,139
Index and ETFs:
ETFs:
Equity	1,905,101	222,855	—	331,275	(11,983)	2,447,248	2,199,698
Fixed income	690,033	78,858	—	(17,894)	(5,624)	745,373	703,004
Multi-asset	6,268	2,266	—	589	(4)	9,119	7,607
Alternatives	67,605	1,555	—	(3,475)	(71)	65,614	66,023
ETFs subtotal	2,669,007	305,534	—	310,495	(17,682)	3,267,354	2,976,332
Non-ETF Index:
Equity	2,104,516	(169,947)	41,324	441,387	(29,271)	2,388,009	2,267,463
Fixed income	949,440	57,432	—	(6,714)	(30,575)	969,583	960,101
Multi-asset	8,601	11	—	709	(350)	8,971	9,430
Alternatives	5,618	(901)	—	932	(115)	5,534	5,633
Non-ETF Index subtotal	3,068,175	(113,405)	41,324	436,314	(60,311)	3,372,097	3,242,627
Index & ETFs subtotal	5,737,182	192,129	41,324	746,809	(77,993)	6,639,451	6,218,959
Long-term	7,988,069	458,869	41,324	865,021	(107,507)	9,245,776	8,637,098
Cash management	666,252	94,043	—	(1,137)	(4,101)	755,057	711,160
Advisory(4)	22,359	(13,258)	—	195	14	9,310	16,690
Total	$8,676,680	$539,654	$41,324	$864,079	$(111,594)	$10,010,143	$9,364,948

The following table presents component changes in AUM by product type for 2021.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Equity	$4,419,806	$101,681	$41,324	$826,351	$(46,802)	$5,342,360	$4,933,452
Fixed income	2,674,488	230,337	—	(35,930)	(46,854)	2,822,041	2,716,869
Multi-asset	658,733	97,832	—	72,009	(12,080)	816,494	736,078
Alternatives:
Illiquid alternatives	85,770	16,120	—	1,750	(1,061)	102,579	94,768
Liquid alternatives	73,218	11,328	—	3,129	(327)	87,348	80,866
Currency and commodities(5)	76,054	1,571	—	(2,288)	(383)	74,954	75,065
Alternatives subtotal	235,042	29,019	—	2,591	(1,771)	264,881	250,699
Long-term	7,988,069	458,869	41,324	865,021	(107,507)	9,245,776	8,637,098
Cash management	666,252	94,043	—	(1,137)	(4,101)	755,057	711,160
Advisory(4)	22,359	(13,258)	—	195	14	9,310	16,690
Total	$8,676,680	$539,654	$41,324	$864,079	$(111,594)	$10,010,143	$9,364,948

(1)	Amounts include AUM attributable to the Aperio Transaction.
(2)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(5)	Amounts include commodity ETFs.

AUM increased $1.33 trillion to $10.01 trillion at December 31, 2021 from $8.68 trillion at December 31, 2020 driven primarily by net market appreciation, positive net flows across all investment styles and product types, and AUM added from the Aperio Transaction, partially offset by the negative impact of foreign exchange movements.

Net market appreciation of $864.1 billion was driven primarily by higher global equity markets.

AUM decreased $111.6 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the Euro, the Japanese yen and the British pound.

For further discussion on AUM, see Part I, Item 1 – Business – Assets Under Management.

Component Changes in AUM for 2020

The following table presents component changes in AUM by client type and product type for 2020.

	December 31,	Net inflows	Market	FX	December 31,	Full year average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Retail:
Equity	$252,413	$39,341	$42,545	$4,135	$338,434	$265,433
Fixed income	305,265	22,784	9,725	2,694	340,468	309,723
Multi-asset	120,439	(481)	12,262	404	132,624	117,195
Alternatives	25,180	7,912	929	370	34,391	28,839
Retail subtotal	703,297	69,556	65,461	7,603	845,917	721,190
ETFs:
Equity	1,632,972	76,307	186,918	8,904	1,905,101	1,561,970
Fixed income	565,790	88,894	28,009	7,340	690,033	627,039
Multi-asset	5,210	646	388	24	6,268	5,287
Alternatives	36,093	19,038	12,331	143	67,605	53,845
ETFs subtotal	2,240,065	184,885	227,646	16,411	2,669,007	2,248,141
Institutional:
Active:
Equity	141,118	1,890	24,045	2,469	169,522	141,059
Fixed income	651,368	6,598	49,712	8,591	716,269	673,043
Multi-asset	434,233	13,639	52,365	11,005	511,242	443,913
Alternatives	111,951	9,497	3,861	2,120	127,429	116,557
Active subtotal	1,338,670	31,624	129,983	24,185	1,524,462	1,374,572
Index:
Equity	1,793,826	(68,543)	254,475	26,991	2,006,749	1,723,674
Fixed income	792,969	39,685	67,623	27,441	927,718	837,469
Multi-asset	8,239	(591)	749	202	8,599	8,157
Alternatives	4,848	732	(50)	87	5,617	4,675
Index subtotal	2,599,882	(28,717)	322,797	54,721	2,948,683	2,573,975
Institutional subtotal	3,938,552	2,907	452,780	78,906	4,473,145	3,948,547
Long-term	6,881,914	257,348	745,887	102,920	7,988,069	6,917,878
Cash management	545,949	113,349	(63)	7,017	666,252	617,989
Advisory(3)	1,770	20,141	445	3	22,359	13,236
Total	$7,429,633	$390,838	$746,269	$109,940	$8,676,680	$7,549,103

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for 2020.

	December 31,	Net inflows	Market	FX	December 31,	Full year average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Active:
Equity	$316,145	$30,241	$58,922	$4,881	$410,189	$327,403
Fixed income	939,275	26,934	58,153	10,653	1,035,015	964,153
Multi-asset	554,672	13,154	64,629	11,409	643,864	561,107
Alternatives	137,130	17,408	4,791	2,490	161,819	145,395
Active subtotal	1,947,222	87,737	186,495	29,433	2,250,887	1,998,058
Index and ETFs:
ETFs:
Equity	1,632,972	76,307	186,918	8,904	1,905,101	1,561,970
Fixed income	565,790	88,894	28,009	7,340	690,033	627,039
Multi-asset	5,210	646	388	24	6,268	5,287
Alternatives	36,093	19,038	12,331	143	67,605	53,845
ETFs subtotal	2,240,065	184,885	227,646	16,411	2,669,007	2,248,141
Non-ETF Index:
Equity	1,871,212	(57,553)	262,143	28,714	2,104,516	1,802,763
Fixed income	810,327	42,133	68,907	28,073	949,440	856,082
Multi-asset	8,239	(587)	747	202	8,601	8,158
Alternatives	4,849	733	(51)	87	5,618	4,676
Non-ETF Index subtotal	2,694,627	(15,274)	331,746	57,076	3,068,175	2,671,679
Index & ETFs subtotal	4,934,692	169,611	559,392	73,487	5,737,182	4,919,820
Long-term	6,881,914	257,348	745,887	102,920	7,988,069	6,917,878
Cash management	545,949	113,349	(63)	7,017	666,252	617,989
Advisory(3)	1,770	20,141	445	3	22,359	13,236
Total	$7,429,633	$390,838	$746,269	$109,940	$8,676,680	$7,549,103

The following table presents component changes in AUM by product type for 2020.

	December 31,	Net inflows	Market	FX	December 31,	Full year average
(in millions)	2019	(outflows)	change	impact(1)	2020	AUM(2)
Equity	$3,820,329	$48,995	$507,983	$42,499	$4,419,806	$3,692,136
Fixed income	2,315,392	157,961	155,069	46,066	2,674,488	2,447,274
Multi-asset	568,121	13,213	65,764	11,635	658,733	574,552
Alternatives:
Illiquid alternatives	75,349	10,883	(1,512)	1,050	85,770	78,166
Liquid alternatives	59,048	6,545	6,295	1,330	73,218	64,522
Currency and commodities(4)	43,675	19,751	12,288	340	76,054	61,228
Alternatives subtotal	178,072	37,179	17,071	2,720	235,042	203,916
Long-term	6,881,914	257,348	745,887	102,920	7,988,069	6,917,878
Cash management	545,949	113,349	(63)	7,017	666,252	617,989
Advisory(3)	1,770	20,141	445	3	22,359	13,236
Total	$7,429,633	$390,838	$746,269	$109,940	$8,676,680	$7,549,103

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents long-term portfolio liquidation assignments.
(4)	Amounts include commodity ETFs.

AUM increased $1.25 trillion to $8.68 trillion at December 31, 2020 from $7.43 trillion at December 31, 2019 driven primarily by net market appreciation and positive net flows across all investment styles and product types.

Net market appreciation of $746.3 billion was driven primarily by higher global equity and fixed income markets.

AUM increased $109.9 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the Euro, the British pound, and the Japanese yen.

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

Investment advisory agreements for certain separate accounts and investment funds provide for performance fees based upon relative and/or absolute investment performance, in addition to base fees based on AUM. Investment advisory performance fees generally are earned after a given period of time and when investment performance exceeds a contractual threshold. As such, the timing of recognition of performance fees may increase the volatility of the Company’s revenue and earnings. The magnitude of performance fees can fluctuate quarterly due to the timing of carried interest recognition on illiquid alternative products and a greater number and size of liquid products with performance measurement periods that end in the third and fourth quarters.

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

The Company earns distribution and service fees for distributing investment products and providing support services to investment portfolios. The fees are based on AUM and are recognized when the amount of fees is known.

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

•

General and administration expense includes marketing and promotional (including travel and entertainment expense), occupancy and office-related costs, portfolio services (including clearing expense related to transition management services, sub-advisory expenses and market data costs), technology, professional services, communications, contingent consideration fair value adjustments, product launch costs, the net impact of foreign currency remeasurement, and other general and administration expense. Foreign currency remeasurement losses were $4 million and $6 million for 2021 and 2020, respectively.

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

In addition, nonoperating income (expense) includes the impact of changes in the valuations of consolidated sponsored investment products (“CIPs”). The portion of nonoperating income (expense) not attributable to the Company is allocated to NCI on the consolidated statements of income.

Revenue

The following table presents detail of revenue for 2021 and 2020 and includes the product type mix of base fees and securities lending revenue and performance fees.

(in millions)	2021	2020
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$2,571	$1,737
ETFs	4,658	3,499
Non-ETF index	771	664
Equity subtotal	8,000	5,900
Fixed income:
Active	2,191	1,957
ETFs	1,201	1,119
Non-ETF index	471	463
Fixed income subtotal	3,863	3,539
Multi-asset	1,414	1,163
Alternatives:
Illiquid alternatives	668	577
Liquid alternatives	629	502
Currency and commodities(1)	216	168
Alternatives subtotal	1,513	1,247
Long-term	14,790	11,849
Cash management	470	790
Total Investment advisory, administration fees and securities lending revenue	15,260	12,639
Investment advisory performance fees:
Equity	153	91
Fixed income	48	35
Multi-asset	32	35
Alternatives:
Illiquid alternatives	208	83
Liquid alternatives	702	860
Alternatives subtotal	910	943
Total performance fees	1,143	1,104
Technology services revenue	1,281	1,139
Distribution fees:
Retrocessions	1,098	736
12b-1 fees (US mutual fund distribution fees)	358	337
Other	65	58
Total distribution fees	1,521	1,131
Advisory and other revenue:
Advisory	68	68
Other	101	124
Total advisory and other revenue	169	192
Total revenue	$19,374	$16,205
(1)	Amounts include commodity ETFs.

The table below lists a percentage breakdown of base fees and securities lending revenue and mix of average AUM by product type:

	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)
	2021	2020	2021	2020
Equity:
Active	17%	14%	5%	4%
ETFs	31%	28%	24%	21%
Non-ETF index	5%	5%	24%	24%
Equity subtotal	53%	47%	53%	49%
Fixed income:
Active	14%	15%	10%	13%
ETFs	8%	9%	8%	8%
Non-ETF index	3%	4%	10%	11%
Fixed income subtotal	25%	28%	28%	32%
Multi-asset	9%	9%	8%	8%
Alternatives:
Illiquid alternatives	5%	5%	1%	1%
Liquid alternatives	4%	4%	1%	1%
Currency and commodities(2)	1%	1%	1%	1%
Alternatives subtotal	10%	10%	3%	3%
Long-term	97%	94%	92%	92%
Cash management	3%	6%	8%	8%
Total excluding Advisory AUM	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(2)	Amounts include commodity ETFs.

Revenue increased $3,169 million, or 20%, from 2020, primarily driven by higher base and performance fees and continued growth in technology services revenue.

Investment advisory, administration fees and securities lending revenue of $15,260 million in 2021 increased $2,621 million from $12,639 million in 2020, primarily driven by the positive impact of market beta and foreign exchange movements on average AUM and strong organic base fee growth, partially offset by the impact of yield-related fee waivers on certain money market funds and strategic pricing changes to certain products, and lower securities lending revenue. Securities lending revenue of $555 million decreased $97 million from $652 million in 2020, primarily reflecting lower asset spreads, partially offset by higher average balances of securities on loan.

Investment advisory performance fees of $1,143 million in 2021 increased $39 million from $1,104 million in 2020, primarily reflecting higher revenue from illiquid alternative and long-only equity products, partially offset by lower revenue from liquid alternative products.

Technology services revenue of $1,281 million for 2021 increased $142 million from $1,139 million in 2020, primarily reflecting higher revenue from Aladdin.

Advisory and other revenue of $169 million in 2021 decreased $23 million from $192 million in 2020, primarily reflecting the impact of the Charitable Contribution of BlackRock’s remaining 20% stake in PennyMac in 2020 and lower earnings from a strategic minority investment.

Expense

The following table presents expense for 2021 and 2020.

(in millions)	2021	2020
Expense:
Employee compensation and benefits	$6,043	$5,041
Distribution and servicing costs:
Retrocessions	1,098	736
12b-1 costs	350	328
Other	752	771
Total distribution and servicing costs	2,200	1,835
Direct fund expense	1,313	1,063
General and administration:
Marketing and promotional	238	229
Occupancy and office related	364	319
Portfolio services	362	283
Technology	508	397
Professional services	179	170
Communications	44	54
Foreign exchange remeasurement	4	6
Contingent consideration fair value adjustments	34	23
Product launch costs	274	166
Charitable Contribution	—	589
Other general and administration	214	229
Total general and administration expense	2,221	2,465
Amortization of intangible assets	147	106
Total expense	$11,924	$10,510

Expense increased $1,414 million, or 13%, from 2020, primarily driven by higher general and administration expense, including the impact of higher product launch costs, higher employee compensation and benefits expense, and higher volume-related expense in 2021, partially offset by the impact of the Charitable Contribution in 2020.

Employee compensation and benefits expense increased $1,002 million, or 20%, to $6,043 million in 2021 from $5,041 million in 2020, primarily reflecting higher base compensation, driven by previously announced base salary increases and higher headcount, and higher deferred compensation, reflecting the impact of additional grants associated with prior-year compensation.

Direct fund expense increased $250 million from 2020, reflecting higher average AUM.

General and administration expense decreased $244 million from 2020, largely driven by $589 million of expense related to the Charitable Contribution recorded in 2020.  General and administration expense also reflected higher expense during 2021 primarily related to technology expense, product launch costs, portfolio services expense, and occupancy expense, including the impact of Lease cost – Hudson Yards described above, and higher contingent consideration fair value adjustments, partially offset by the impact of costs related to certain legal matters incurred during 2020.  The financial impact related to the Charitable Contribution and Lease cost – Hudson Yards has been excluded from as adjusted results.  See Non-GAAP Financial Measures for further information on as adjusted items.

Amortization of intangible assets expense increased $41 million from 2020, primarily reflecting amortization of intangible assets related to the Aperio Transaction.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for 2021 and 2020 was as follows:

(in millions)	2021	2020
Nonoperating income (expense), GAAP basis	$723	$829
Less: Net income (loss) attributable to NCI	304	354
Nonoperating income (expense), as adjusted, net of NCI(1)(2)	$419	$475

(in millions)	2021	2020
Net gain (loss) on investments(1)(2)
Private equity	$278	$44
Real assets	20	8
Other alternatives(3)	47	32
Other investments(4)	22	120
Subtotal	367	204
Gain related to the Charitable Contribution	—	122
Other gains (losses)(5)	170	292
Total net gain (loss) on investments(1)(2)	537	618
Interest and dividend income	87	62
Interest expense	(205)	(205)
Net interest expense	(118)	(143)
Nonoperating income (expense)(1)	$419	$475

(1)	Net of net income (loss) attributable to NCI.
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
(5)

The amount for 2021 includes nonoperating noncash pre-tax gains in connection with strategic minority investments in iCapital Network, Inc. of approximately $119 million and Scalable Capital Limited of approximately $46 million.  Amount for 2020 includes a nonoperating pre-tax gain of approximately $240 million in connection with a recapitalization of iCapital. Additional amounts include noncash pre-tax gains (losses) related to the revaluation of certain other corporate minority investments.

Income Tax Expense

	GAAP		As adjusted
(in millions)	2021	2020	2021	2020
Operating income(1)	$7,450	$5,695	$7,478	$6,284
Total nonoperating income (expense)(1)(2)	$419	$475	$419	$353
Income before income taxes(2)	$7,869	$6,170	$7,897	$6,637
Income tax expense	$1,968	$1,238	$1,848	$1,400
Effective tax rate	25.0%	20.1%	23.4%	21.1%

(1)	As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)	Net of net income (loss) attributable to NCI.

The Company’s tax rate is affected by tax rates in foreign jurisdictions and the relative amount of income earned in those jurisdictions, which the Company expects to be fairly consistent in the near term. The significant foreign jurisdictions that have different statutory tax rates than the US federal statutory rate of 21% include the United Kingdom, Germany, Canada, and Netherlands.

2021 Income tax expense (GAAP) reflected:

o

a $126 million net noncash expense associated with the revaluation of certain deferred income tax assets and liabilities related to legislation enacted in the United Kingdom increasing its corporate tax rate and state and local income tax changes; and

o	a discrete tax benefit of $43 million, related to stock-based compensation awards that vested in 2021.

The as adjusted effective tax rate of 23.4% for 2021 excluded the $126 million noncash deferred tax revaluation noncash expense mentioned above as it will not have a cash flow impact and to ensure comparability among periods presented.

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

The as adjusted effective tax rate of 21.1% for 2020 excluded the $241 million discrete tax benefit in connection with the Charitable Contribution due to its nonrecurring nature and the $79 million noncash deferred tax revaluation noncash expense mentioned above as it will not have a cash flow impact and to ensure comparability among periods presented.

Statement of financial condition Overview

The following table presents a reconciliation of the consolidated statement of financial condition presented on a GAAP basis to the consolidated statement of financial condition, excluding the impact of separate account assets and separate account collateral held under securities lending agreements (directly related to lending separate account securities) and separate account liabilities and separate account collateral liabilities under securities lending agreements and CIPs.

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

In addition, the Company records on its consolidated statements of financial condition the separate account collateral received under BlackRock Life Limited securities lending arrangements for which it has legal title as its own asset in addition to an equal and offsetting separate account collateral liability for the obligation to return the collateral. The collateral is not available to creditors of the Company, and the borrowers under the securities lending arrangements have no recourse to the Company’s assets.

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as variable interest entities (“VIEs”) and voting rights entities (“VREs”), (collectively, “CIPs”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by CIPs to use in its operating activities. In addition, the Company cannot readily sell investments held by CIPs in order to obtain cash for use in the Company’s operations.

	December 31, 2021
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$9,323	$—	$308	$9,015
Accounts receivable	3,789	—	—	3,789
Investments	7,262	—	1,232	6,030
Separate account assets and collateral held under securities lending agreements	93,307	93,307	—	—
Operating lease right-of-use assets	1,621	—	—	1,621
Other assets(3)	3,542	—	82	3,460
Subtotal	118,844	93,307	1,622	23,915
Goodwill and intangible assets, net	33,804	—	—	33,804
Total assets	$152,648	$93,307	$1,622	$57,719
Liabilities
Accrued compensation and benefits	$2,951	$—	$—	$2,951
Accounts payable and accrued liabilities	1,397	—	—	1,397
Borrowings	7,446	—	—	7,446
Separate account liabilities and collateral liabilities under securities lending agreements	93,307	93,307	—	—
Deferred income tax liabilities(4)	2,758	—	—	2,758
Operating lease liabilities	1,872	—	—	1,872
Other liabilities	4,024	—	497	3,527
Total liabilities	113,755	93,307	497	19,951
Equity
Total BlackRock, Inc. stockholders’ equity	37,693	—	—	37,693
Noncontrolling interests	1,200	—	1,125	75
Total equity	38,893	—	1,125	37,768
Total liabilities and equity	$152,648	$93,307	$1,622	$57,719

(1)

Amounts represent segregated client assets and related liabilities, in which BlackRock has no economic interest. BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.

(2)	Amounts represent the portion of assets and liabilities of CIPs attributable to NCI.
(3)	Amount includes property and equipment and other assets.
(4)

Amount includes approximately $4.4 billion of deferred income tax liabilities related to goodwill and intangibles. See Note 24, Income Taxes, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the consolidated statements of financial condition as of December 31, 2021 and 2020 contained in Part II, Item 8 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at December 31, 2021 and 2020 included $308 million and $206 million, respectively, of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2021). Accounts receivable at December 31, 2021 increased $254 million from December 31, 2020, primarily due to higher base fees receivables. Investments, including the impact of CIPs increased $343 million from December 31, 2020 (for more information see Investments herein). Goodwill and intangible assets increased $990 million from December 31, 2020, primarily due to the Aperio Transaction, partially offset by amortization of intangible assets. Operating lease right-of-use (“ROU”) assets at December 31, 2021 increased approximately $1 billion from December 31, 2020 (substantially offset by an increase in operating lease liabilities), primarily related to the previously described lease of office space for the Company’s future headquarters located at 50 Hudson Yards in New York. Other assets increased $311 million from December 31, 2020, primarily due to an increase in strategic minority investments and an increase in property and equipment.

Liabilities. Accrued compensation and benefits at December 31, 2021 increased $452 million from December 31, 2020, primarily due to higher 2021 incentive compensation accruals and higher deferred compensation. Operating lease liabilities at December 31, 2021 increased $1.1 billion from December 31, 2020 (substantially offset by an increase in ROU assets), primarily related to the lease of office space for the Company’s future headquarters described above. Other liabilities increased $1.1 billion from December 31, 2020, primarily due to higher other liabilities of CIPs, including deferred carried interest liabilities and higher other liabilities. Net deferred income tax liabilities at December 31, 2021 decreased $915 million from December 31, 2020, primarily due to the effects of temporary differences associated with capitalized costs, compensation and benefits and state and local income tax changes, partially offset by the Aperio Transaction, unrealized investment gains and revaluation of certain deferred income tax liabilities due to tax legislation enacted in the UK.

Investments

The Company’s investments were $7,262 million and $6,919 million at December 31, 2021 and 2020, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	December 31, 2021	December 31, 2020
Investments, GAAP	$7,262	$6,919
Investments held by CIPs	(4,623)	(4,976)
Net interest in CIPs(1)	3,391	2,490
Investments, as adjusted	6,030	4,433
Federal Reserve Bank stock	(96)	(94)
Deferred compensation investments	—	(6)
Hedged investments	(720)	(833)
Carried interest	(1,555)	(627)
Total “economic” investment exposure(2)	$3,659	$2,873
(1)	Amounts included $1,504 million and $604 million of carried interest (VIEs) as of December 31, 2021 and 2020, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)	Amounts exclude investments in strategic minority investments included in other assets on the consolidated statements of financial condition

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at December 31, 2021 and 2020:

(in millions)	December 31, 2021	December 31, 2020
Equity(1)	$1,352	$835
Fixed income(2)	600	958
Multi-asset(3)	125	127
Alternatives:
Private equity	960	418
Real assets	279	251
Other alternatives(4)	343	284
Alternatives subtotal	1,582	953
Total “economic” investment exposure	$3,659	$2,873
(1)	Equity includes unhedged seed investments in equity mutual funds/strategies and equity securities.
(2)	Fixed income includes unhedged seed investments in fixed income mutual funds/strategies, bank loans and UK government securities, primarily held for regulatory purposes.
(3)	Multi-asset includes unhedged seed investments in multi-asset mutual funds/strategies.
(4)	Other alternatives primarily include co-investments in direct hedge fund strategies and hedge fund solutions.

As adjusted investment activity for 2021 and 2020 was as follows:

(in millions)	2021	2020
Total Investments, as adjusted, beginning balance	$4,433	$3,995
Purchases/capital contributions	1,885	1,117
Sales/maturities	(1,397)	(909)
Distributions (1)	(228)	(237)
Market appreciation(depreciation)/earnings from equity method investments	461	309
Net carried interest capital allocations/(distributions)	928	99
Other(2)	(52)	59
Total Investments, as adjusted, ending balance	$6,030	$4,433
(1)	Amount includes distributions representing return of capital and return on investments.
(2)	Amount includes the impact of foreign exchange movements.

LIQUIDITY AND CAPITAL RESOURCES

BlackRock Cash Flows Excluding the Impact of CIPs

The consolidated statements of cash flows include the cash flows of the CIPs. The Company uses an adjusted cash flow statement, which excludes the impact of CIPs, as a supplemental non-GAAP measure to assess liquidity and capital requirements. The Company believes that its cash flows, excluding the impact of the CIPs, provide investors with useful information on the cash flows of BlackRock relating to its ability to fund additional operating, investing and financing activities. BlackRock’s management does not advocate that investors consider such non-GAAP measures in isolation from, or as a substitute for, its cash flows presented in accordance with GAAP.

The following table presents a reconciliation of the consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2019	$4,846	$141	$4,705
Net cash provided by/(used in) operating activities	3,743	(1,966)	5,709
Net cash provided by/(used in) investing activities	(254)	(71)	(183)
Net cash provided by/(used in) financing activities	244	2,102	(1,858)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	102	—	102
Net increase/(decrease) in cash, cash equivalents and restricted cash	3,835	65	3,770
Cash, cash equivalents and restricted cash, December 31, 2020	$8,681	$206	$8,475
Net cash provided by/(used in) operating activities	4,944	(1,224)	6,168
Net cash provided by/(used in) investing activities	(1,937)	(104)	(1,833)
Net cash provided by/(used in) financing activities	(2,287)	1,430	(3,717)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(61)	—	(61)
Net increase/(decrease) in cash, cash equivalents and restricted cash	659	102	557
Cash, cash equivalents and restricted cash, December 31, 2021	$9,340	$308	$9,032

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

Cash flows provided by/(used in) operating activities, excluding the impact of CIPs, primarily include the receipt of base fees, securities lending revenue, performance fees and technology services revenue, offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive and deferred compensation accrued for during prior years, and income tax payments.

Cash flows used in investing activities, excluding the impact of CIPs, for 2021 were $1.8 billion and primarily reflected $1.1 billion of cash outflows related to the Aperio Transaction, $341 million of purchases of property and equipment and $481 million of net investment purchases, partially offset by $95 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of CIPs, for 2021 were $3.7 billion, primarily resulting from $2.5 billion of cash dividend payments, $1.5 billion of share repurchases, including $1.2 million in open market transactions and $285 million of employee tax withholdings related to employee stock transactions, and $750 million of repayments of long-term borrowings, partially offset by $991 million of proceeds from long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at December 31, 2021 and 2020 were as follows:

(in millions)	December 31, 2021	December 31, 2020
Cash and cash equivalents(1)	$9,323	$8,664
Cash and cash equivalents held by CIPs(2)	(308)	(206)
Subtotal	9,015	8,458
Credit facility — undrawn	4,400	4,000
Total liquidity resources(3)	$13,415	$12,458

(1)

The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 50% and 55% at December 31, 2021 and 2020, respectively.  See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(3)	Amounts do not reflect year-end incentive compensation accruals, which are paid in the first quarter.

Total liquidity resources increased $957 million during 2021, primarily reflecting $991 million of proceeds from long-term borrowings, cash flows from operating activities, and a $400 million increase in the aggregate commitment amount under the credit facility, partially offset by cash dividend payments of $2.5 billion, share repurchases of $1.5 billion, cash outflow related to the Aperio Transaction of $1.1 billion and repayments of borrowings of $750 million.

A significant portion of the Company’s $6 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. During 2021, the Company repurchased approximately 1.4 million of common shares under the Company’s existing share repurchase program for approximately $1.2 billion. At December 31, 2021, there were 3.6 million shares still authorized to be repurchased under the program.

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

At December 31, 2021 and 2020, the Company was required to maintain approximately $2.3 billion and $2.2 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

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

Short-Term Borrowings

2021 Revolving Credit Facility.  Since 2011, the Company has maintained an unsecured revolving credit facility which is available for working capital and general corporate purposes, and has been amended several times (the “2021 credit facility”).  In March 2021, the 2021 credit facility was amended to increase the aggregate commitment amount to $4.4 billion and to extend the maturity date to March 2026. In addition, the amendment incorporated certain sustainability-linked pricing metrics into the agreement. Specifically, the Company’s applicable interest rate and commitment fee are subject to upward or downward adjustments on an annual basis if the Company achieves, or fails to achieve, certain specified targets. In December 2021, the 2021 credit facility was further amended to change certain interest rates on borrowings based on the London Interbank Offered Rates to certain specified replacement rates. The 2021 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2021 credit facility to an aggregate principal amount of up to $5.4 billion. The 2021 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2021. At December 31, 2021, the Company had no amount outstanding under the 2021 credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2021 credit facility. At December 31, 2021, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value of long-term borrowings at December 31, 2021 included the following:

(in millions)	Maturity Amount	Carrying Value	Maturity
3.375% Notes	$750	$750	June 2022
3.50% Notes	1,000	998	March 2024
1.25% Notes(1)	797	794	May 2025
3.20% Notes	700	697	March 2027
3.25% Notes	1,000	989	April 2029
2.40% Notes	1,000	994	April 2030
1.90% Notes	1,250	1,239	January 2031
2.10% Notes	1,000	985	February 2032
Total Long-term Borrowings	$7,497	$7,446

(1)	The carrying value of the 1.25% Notes is calculated using the EUR/USD foreign exchange rate as of December 31, 2021.

In December 2021, the Company issued $1.0 billion in aggregate principal amount of 2.10% senior unsecured and unsubordinated notes maturing on February 25, 2032 (the “2032 Notes”). The net proceeds of the 2032 Notes are being used for general corporate purposes, which may include the future repayment of all or a portion of the $750 million 3.375% Notes due June 2022. Interest of approximately $21 million per year is payable semi-annually on February 25 and August 25 of each year, which commences on February 25, 2022. The 2032 Notes may be redeemed prior to November 25, 2031 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2032 Notes thereafter. The unamortized discount and debt issuance costs are being amortized over the term of the 2032 Notes.

In May 2021, the Company fully repaid $750 million of 4.25% notes at maturity.

For more information on Company’s borrowings, see Note 15, Borrowings, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Contractual Obligations, Commitments and Contingencies

The Company’s material contractual obligations, commitments and contingencies at December 31, 2021 include borrowings, operating leases, investment commitments, compensation and benefits obligations, and purchase obligations.

Borrowings. At December 31, 2021, the Company had outstanding borrowings with varying maturities for an aggregate principal amount of $7.5 billion, of which $750 million is payable within 12 months.  Future interest payments associated with these borrowings total $1.2 billion, of which $175 million is payable within 12 months. See Note 15, Borrowings, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Operating Leases. The Company leases its primary office locations under agreements that expire on varying dates through 2029. At December 31, 2021, the Company had operating lease payment obligations of approximately $2.3 billion, of which $165 million is payable within 12 months. See Note 13, Leases, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Investment Commitments. At December 31, 2021, the Company had $754 million of various capital commitments to fund sponsored investment products, including CIPs. These products include various illiquid alternative products, including private equity and real assets funds, and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Compensation and Benefit Obligations. The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements. Accrued compensation and benefits at December 31, 2021 totaled $2.9 billion and included annual incentive compensation of $1.9 billion, deferred compensation of $584 million and other compensation and benefits related obligations of $414 million. Substantially all of the incentive compensation liability was paid in the first quarter of 2022, while the deferred compensation obligations are payable over various periods, with the majority payable over periods of up to three years.

Purchase Obligations. In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations represent executory contracts, which are either noncancelable or cancelable with a penalty. At December 31, 2021, the Company’s obligations primarily reflected standard service contracts for market data, office-related services, marketing and promotional services, and obligations for equipment. Purchase obligations are recorded on the consolidated financial statements when services are provided and, as such, obligations for services and equipment not received are not included in the consolidated statement of financial condition at December 31, 2021. At December 31, 2021, the Company had purchase obligations of $608 million, of which $392 million is payable within 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. These estimates, judgments and assumptions are affected by the Company’s application of accounting policies. Management considers the following accounting policies and estimates critical to understanding the consolidated financial statements. These policies and estimates are considered critical because they had a material impact, or are reasonably likely to have a material impact on the Company’s consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8 of this filing.

Consolidation

The Company consolidates entities in which the Company has a controlling financial interest. The company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it has the power to direct the activities that most significantly impact the entities’ economic performance and has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE.  In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as on-going redemptions and contributions.  The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%. As of December 31, 2021, the Company was deemed to be the PB of 75 VIEs.  See Note 6, Consolidated Sponsored Investment Products, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

Fair Value Measurements

The Company’s assessment of the significance of a particular input to the fair value measurement according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined) in its entirety requires judgment and considers factors specific to the financial instrument. See Note 2, Significant Accounting Policies, and Note 8, Fair Value Disclosures, in the consolidated financial statements contained in Part II, Item 8 of this filing for more information on fair value measurements.

Changes in Valuation. Changes in value on $5,181 million of investments will impact the Company’s nonoperating income (expense), $526 million are held at cost or amortized cost and the remaining $1,555 million relates to carried interest, which will not impact nonoperating income (expense). At December 31, 2021, changes in fair value of $3,119 million of CIPs will impact BlackRock’s net income (loss) attributable to NCI on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of CIPs was $1,887 million.

Goodwill and Intangible Assets

Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Indefinite-lived intangible assets and goodwill are not amortized. The value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open-end investment funds, collective trust funds and certain other commingled products without a specified termination date are classified as indefinite-lived intangible assets. The assignment of indefinite lives to such contracts primarily is based upon the following: (i) the assumption that there is no foreseeable limit on the contract period to manage these products; (ii) the Company expects to, and has the ability to, continue to operate these products indefinitely; (iii) the products have multiple investors and are not reliant on a single investor or small group of investors for their continued operation; (iv) current competitive factors and economic conditions do not indicate a finite life; and (v) there is a high likelihood of continued renewal based on historical experience. In addition, trade names/trademarks are considered indefinite-lived intangibles if they are expected to generate cash flows indefinitely.

Finite-lived investor/customer relationships, technology related assets, and management contracts, which relate to acquired separate accounts and funds, that are expected to contribute to the future cash flows of the Company for a specified period of time are amortized over their remaining expected useful lives, which, at December 31, 2021 ranged from 1 to 9 years with a weighted-average remaining estimated useful life of approximately seven years.

Goodwill. The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. The impairment assessment performed as of July 31, 2021 indicated no impairment charge was required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2021, the Company’s common stock closed at $915.56, which exceeded its book value of $248.50 per share.

Indefinite-lived and finite-lived intangibles. The Company performs assessments to determine if any intangible assets are impaired at least annually, as of July 31st.

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

For finite-lived intangible assets, if potential impairment circumstances are considered to exist, the Company will perform a recoverability test, using an undiscounted cash flow analysis. Factors included in evaluating finite-lived customer relationships, technology related assets and trade names include technology services revenue trends, customer attrition rates, obsolescence rates, and royalty rates.  For finite-lived management contracts, evaluation is based on changes in assumptions including AUM, revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates.  Actual results could differ from these cash flow estimates, which could materially impact the impairment conclusion. If the carrying value of the asset is determined not to be recoverable based on the undiscounted cash flow test, the difference between the book value of the asset and its current estimated fair value would be recognized as an expense in the period in which the impairment occurs.

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed and whether the indefinite-life and finite-life classifications are still appropriate. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $147 million, $106 million and $97 million for 2021, 2020 and 2019, respectively.

In 2021, 2020 and 2019, the Company performed impairment tests, including evaluating various qualitative factors and performing certain quantitative assessments. The Company determined that no impairment charges were required and that the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes were required to the expected lives of the finite-lived intangibles. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

Revenue Recognition

The Company recognizes revenues when its obligations related to the services are satisfied and it is probable that a significant reversal of the revenue amount would not occur in future periods. The Company enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct. Management judgment is required in assessing the probability of significant revenue reversal and in identification of distinct services.

The Company derives a substantial portion of its revenue from investment advisory and administration fees which are recognized as the services are performed over time because the customer is receiving and consuming the benefits as they are provided by the Company. Fees are primarily based on agreed-upon percentages of AUM and recognized for services provided during the period, which are distinct from services provided in other periods. Such fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. AUM represents the broad range of financial assets the Company manages for clients on a discretionary basis pursuant to investment management and trust agreements that are expected to continue for at least 12 months. In general, reported AUM reflects the valuation methodology that corresponds to the basis used for determining revenue (for example, net asset values).

The Company receives investment advisory performance fees, including incentive allocations (carried interest) from certain actively managed investment funds and certain separately managed accounts. These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds, which vary by product or account, and include monthly, quarterly, annual or longer measurement periods.

Performance fees, including carried interest, are recognized when it is determined that they are no longer probable of significant reversal (such as upon the sale of a fund’s investment or when the investment performance exceeds a contractual threshold at the end of a specified measurement period). Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Significant judgement is involved in making such determination. Performance fees typically arise from investment management services that began in prior reporting periods. Consequently, a portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest. These factors include but are not limited to whether: (1) the amounts are dependent on the financial markets and, thus, are highly susceptible to factors outside the Company’s influence; (2) the ultimate payments have a large number and a broad range of possible amounts; and (3) the funds or separately managed accounts have the ability to a) invest or reinvest their sales proceeds or b) distribute their sales proceeds and the timing of such distributions.

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its consolidated statements of financial condition.

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2021 and 2020, the Company had $1,508 million and $584 million, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 17, Revenue, in the notes to the consolidated financial statements for detailed changes in the deferred carried interest liability balance for 2021 and 2020.

The Company earns revenue for providing technology services.  Determining the amount of revenue to recognize requires judgment and estimates.  Complex arrangements with nonstandard terms and conditions may require contract interpretation to determine the appropriate accounting, including whether promised goods and services specified in an arrangement are distinct performance obligations and should be accounting for separately.  Other judgments include determining whether performance obligations are satisfied over time or at a point in time.  Fees earned for technology services are primarily recorded as services are performed over time and are generally determined using the value of positions on the Aladdin platform or on a fixed-rate basis. Revenue derived from the sale of software licenses is recognized upon the granting of access rights.

Adjustments to revenue arising from initial estimates recorded historically have been immaterial since the majority of BlackRock’s investment advisory and administration revenue is calculated based on AUM and recognized when known and since the Company does not record performance fee revenue until: (1) performance thresholds have been exceeded and (2) management determines the fees are no longer probable of significant reversal.  See Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing for more information on revenue recognition, including other revenue streams.

Income Taxes

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

Significant management judgment is required in estimating the ranges of possible outcomes and determining the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2021, BlackRock had $1 billion of gross unrecognized tax benefits, of which $616 million, if recognized, would affect the effective tax rate.

Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2021, the Company had deferred income tax assets of $245 million and deferred income tax liabilities of $2,758 million on the consolidated statement of financial condition. Changes in deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2021, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes to establish a performance track record or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. The Company had outstanding total return swaps with an aggregate notional value of approximately $720 and $833 million at December 31, 2021 and 2020, respectively.

At December 31, 2021, approximately $4.6 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $3.7 billion. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Balance Sheet Overview-Investments for further information on the Company’s investments.

Equity Market Price Risk. At December 31, 2021, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $2.1 billion of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $211 million in the carrying value of such investments.

Interest-Rate/Credit Spread Risk. At December 31, 2021, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $1.5 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $26 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $902 million at December 31, 2021. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $90 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At December 31, 2021, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $1.8 billion.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

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

February 25, 2022

Item 9b. Other Information

The Company is furnishing no other information in this Form 10-K.

Item 9c. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

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

Item 11. Executive Compensation

The information contained in the sections captioned “Management Development & Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation Discussion and Analysis” and “Corporate Governance – 2021 Director Compensation” of the Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.
3.2(2)	Amended and Restated Bylaws of BlackRock.
4.1(3)	Specimen of Common Stock Certificate.
4.2(4)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.
4.3(5)	Form of 3.375% Notes due 2022.
4.4(6)	Form of 3.500% Notes due 2024.
4.5(7)	Form of 1.250% Notes due 2025.
4.6(8)	Form of 3.200% Notes due 2027.
4.7(9)	Form of 3.250% Notes due 2029.
4.8(10)	Form of 2.400% Notes due 2030.
4.9(11)	Form of 1.900% Notes due 2031.
4.10(12)	Form of 2.10% Notes due 2032.
4.11(7)	Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the Indenture.
4.12	Description of Securities.
10.1(13)	BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.2(14)	Amendment to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.3(15)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan.+
10.4(16)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+
10.5(17)	Form of Restricted Stock Unit Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.6(18)	Form of Performance-Based Restricted Stock Unit Agreement (BPIP) under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.7(19)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.8(19)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.9(19)

Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+

10.10(20)	Form of Performance-Based Stock Option Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan. +
10.11(13)	BlackRock, Inc. Amended and Restated Voluntary Deferred Compensation Plan, as amended and restated as of November 16, 2015.+
10.12(21)	Share Surrender Agreement, dated October 10, 2002 (the “Share Surrender Agreement”), among Old BlackRock, PNC Asset Management, Inc. and The PNC Financial Services Group, Inc.+
10.13(22)	First Amendment, dated as of February 15, 2006, to the Share Surrender Agreement.+
10.14(23)	Second Amendment, dated as of June 11, 2007, to the Share Surrender Agreement.+
10.15(24)	Third Amendment, dated as of February 27, 2009, to the Share Surrender Agreement.+
10.16(25)	Fourth Amendment, dated as of August 7, 2012, to the Share Surrender Agreement.+
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

10.26(35)

Amendment No. 9, dated as of March 31, 2020, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.27(36)

Amendment No. 10, dated as of March 31, 2021, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.28(37)

Amendment No. 11, dated as of December 13, 2021, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.29(38)

Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

10.30(39)	Lease, by and between BlackRock, Inc. and 50 HYMC Holdings LLC.*
10.31(40)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock.+
10.32(41)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of December 23, 2014.
10.33(41)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Citigroup Global Markets Inc., dated as of December 23, 2014.
10.34(41)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of January 6, 2015.
10.35(41)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Credit Suisse Securities (USA) LLC dated as of January 6, 2015.
10.36(42)	BlackRock, Inc. Leadership Retention Carry Plan.+
10.37(43)	Form of Percentage Points Award Agreement pursuant to the BlackRock, Inc. Leadership Retention Carry Plan.+
21.1	Subsidiaries of Registrant.
23.1	Deloitte & Touche LLP Consent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 28, 2021.

(2)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on July 23, 2021.

(3)	Incorporated by reference to BlackRock’s Registration Statement on Form S-8 (Registration No. 333-137708) filed on September 29, 2006.

(4)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2011.

(6)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 18, 2014.

(7)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2015.

(8)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2017.

(9)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 29, 2019.

(10)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on January 27, 2020.

(11)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2020.

(12)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2021.

(13)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2015.

(14)	Incorporated by reference to BlackRock’s Definitive Proxy Statement on Form DEF 14A filed on April 13, 2018.

(15)	Incorporated by reference to Old BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on May 24, 2006.

(17)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

(18)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

(19)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on October 5, 2006.

(20)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

(21)	Incorporated by reference to Old BlackRock’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(22)	Incorporated by reference to Old BlackRock’s Current Report on Form 8-K filed on February 22, 2006.

(23)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on June 15, 2007.

(24)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 27, 2009.

(25)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(26)	Incorporated by reference to BlackRock’s Current Report on Form 8-K/A filed on August 24, 2012.

(27)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 4, 2012.

(28)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2013.

(29)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 28, 2014.

(30)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2015.

(31)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 14, 2016.

(32)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 11, 2017.

(33)	Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 6, 2018.

(34)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 29, 2019.

(35)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 31, 2020.

(36)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 6, 2021.

(37)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 13, 2021.

(38)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.

(39)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

(40)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.

(41)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2014.

(42)	Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2019.

(43)	Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

+	Denotes compensatory plans or arrangements.

*	Portions of this exhibit have been omitted pursuant to a confidential treatment order from the SEC.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK, INC.

By:	/s/ LAURENCE D. FINK
Laurence D. Fink
Chairman, Chief Executive Officer and Director

February 25, 2022

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

Signature	Title	Date
/S/ LAURENCE D. FINK Laurence D. Fink	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
/S/ GARY S. SHEDLIN Gary S. Shedlin	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 25, 2022
/S/ MARC D. COMERCHERO Marc D. Comerchero	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
/S/ BADER M. ALSAAD	Director	February 25, 2022
Bader M. Alsaad
/S/ PAMELA DALEY	Director	February 25, 2022
Pamela Daley
/S/ JESSICA P. EINHORN	Director	February 25, 2022
Jessica P. Einhorn
/S/ BETH FORD	Director	February 25, 2022
Beth Ford
/S/ WILLIAM E. FORD	Director	February 25, 2022
William E. Ford
/S/ FABRIZIO FREDA	Director	February 25, 2022
Fabrizio Freda
/S/ MURRY S. GERBER	Director	February 25, 2022
Murry S. Gerber
/S/ MARGARET L. JOHNSON	Director	February 25, 2022
Margaret L. Johnson
/S/ ROBERT S. KAPITO	Director	February 25, 2022
Robert S. Kapito
/S/ CHERYL D. MILLS	Director	February 25, 2022
Cheryl D. Mills
/S/ GORDON M. NIXON	Director	February 25, 2022
Gordon M. Nixon
/S/ KRISTIN PECK	Director	February 25, 2022
Kristin Peck
/S/ CHARLES H. ROBBINS	Director	February 25, 2022
Charles H. Robbins
/S/ MARCO ANTONIO SLIM DOMIT	Director	February 25, 2022
Marco Antonio Slim Domit
/S/ HANS E. VESTBERG	Director	February 25, 2022
Hans E. Vestberg
/S/ SUSAN L. WAGNER	Director	February 25, 2022
Susan L. Wagner
/S/ MARK WILSON	Director	February 25, 2022
Mark Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Impairment of indefinite-lived intangible assets — Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The Company’s indefinite-lived intangible assets are comprised of management contracts and trade names/trademarks acquired in business acquisitions.  The Company performs its impairment assessment of its indefinite-lived intangible assets at least annually, as of July 31st. In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than carrying value, the Company performs an assessment of factors impacting the fair value of the indefinite lived intangible asset, including assets under management (“AUM”), revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates.  In addition, the Company also considers macroeconomic conditions; industry and market considerations; and Company-specific events. The assessment of whether an indefinite-lived intangible asset is determined to be more likely than not impaired requires management to make judgments about the factors that impact the indefinite-lived intangible assets’ fair value.

Given the significant judgments made by management when assessing the likelihood of impairment of the Company’s indefinite-lived intangible assets, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of fair value of indefinite-lived intangible assets included the following, among others:

•

We tested the design and operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment analysis, including those related to management’s assessment of the factors that impact the fair value of the Company’s indefinite lived intangible assets.

•

We evaluated management’s assessment of the factors considered including AUM growth rates, revenue basis points, operating margins, tax rates and discount rate by comparing management’s assumptions to historical amounts; and internal communications to management and the Board of Directors. Further, with the assistance of our fair value specialists, we evaluated the Company’s assumptions by comparing them to analyst and industry reports; the Company’s peers; GDP growth rates; inflation rates; and other macroeconomic factors utilizing external market data.

•

We evaluated the impact of changes in the impairment factors, including macroeconomic conditions, industry and market considerations, and Company-specific events from July 31, 2021, the annual impairment assessment date, to December 31, 2021 and evaluated any changes in the impairment factors.

/s/ Deloitte & Touche LLP

New York, New York

February 25, 2022

We have served as the Company's auditor since 2002.

BlackRock, Inc.

Consolidated Statements of Financial Condition

(in millions, except shares and per share data)	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents(1)	$9,323	$8,664
Accounts receivable	3,789	3,535
Investments(1)	7,262	6,919
Separate account assets	86,226	104,663
Separate account collateral held under securities lending agreements	7,081	16,507
Property and equipment (net of accumulated depreciation of $1,256 and $1,098 at December 31, 2021 and 2020, respectively)	762	681
Intangible assets (net of accumulated amortization of $399 and $291 at December 31, 2021 and 2020, respectively)	18,453	18,263
Goodwill	15,351	14,551
Operating lease right-of-use assets	1,621	649
Other assets(1)	2,780	2,550
Total assets	$152,648	$176,982
Liabilities
Accrued compensation and benefits	$2,951	$2,499
Accounts payable and accrued liabilities	1,397	1,028
Borrowings	7,446	7,264
Separate account liabilities	86,226	104,663
Separate account collateral liabilities under securities lending agreements	7,081	16,507
Deferred income tax liabilities	2,758	3,673
Operating lease liabilities	1,872	755
Other liabilities(1)	4,024	2,937
Total liabilities	113,755	139,326
Commitments and contingencies (Note 16)
Temporary equity
Redeemable noncontrolling interests	1,087	2,322
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at December 31, 2021 and 2020;

  Shares issued: 172,075,373 at December 31, 2021 and 2020;

  Shares outstanding: 151,684,491 and 152,532,885 at December 31, 2021 and

    2020, respectively

Additional paid-in capital	19,640	19,293
Retained earnings	27,688	24,334
Accumulated other comprehensive loss	(550)	(337)
Treasury stock, common, at cost (20,390,882 and 19,542,488 shares held at December 31, 2021 and 2020, respectively)	(9,087)	(8,009)
Total BlackRock, Inc. stockholders’ equity	37,693	35,283
Nonredeemable noncontrolling interests	113	51
Total permanent equity	37,806	35,334
Total liabilities, temporary equity and permanent equity	$152,648	$176,982

(1)

At December 31, 2021, cash and cash equivalents, investments, other assets and other liabilities include $251 million, $3,968 million, $50 million and $1,919 million, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2020, cash and cash equivalents, investments, other assets and other liabilities include $155 million, $4,253 million, $90 million and $952 million, respectively, related to consolidated VIEs.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(in millions, except shares and per share data)	2021	2020	2019
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$11,474	$9,079	$8,323
Other third parties	3,786	3,560	3,454
Total investment advisory, administration fees and securities lending revenue	15,260	12,639	11,777
Investment advisory performance fees	1,143	1,104	450
Technology services revenue	1,281	1,139	974
Distribution fees	1,521	1,131	1,069
Advisory and other revenue	169	192	269
Total revenue	19,374	16,205	14,539
Expense
Employee compensation and benefits	6,043	5,041	4,470
Distribution and servicing costs	2,200	1,835	1,685
Direct fund expense	1,313	1,063	978
General and administration	2,221	2,465	1,758
Amortization of intangible assets	147	106	97
Total expense	11,924	10,510	8,988
Operating income	7,450	5,695	5,551
Nonoperating income (expense)
Net gain (loss) on investments	841	972	342
Interest and dividend income	87	62	97
Interest expense	(205)	(205)	(203)
Total nonoperating income (expense)	723	829	236
Income before income taxes	8,173	6,524	5,787
Income tax expense	1,968	1,238	1,261
Net income	6,205	5,286	4,526
Less:
Net income (loss) attributable to noncontrolling interests	304	354	50
Net income attributable to BlackRock, Inc.	$5,901	$4,932	$4,476
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$38.76	$32.13	$28.69
Diluted	$38.22	$31.85	$28.43
Weighted-average common shares outstanding:
Basic	152,236,047	153,489,422	156,014,343
Diluted	154,404,357	154,840,582	157,459,546

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(in millions)	2021	2020	2019
Net income	$6,205	$5,286	$4,526
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(213)	234	120
Other comprehensive income (loss)	(213)	234	120
Comprehensive income	5,992	5,520	4,646
Less: Comprehensive income (loss) attributable to noncontrolling interests	304	354	50
Comprehensive income attributable to BlackRock, Inc.	$5,688	$5,166	$4,596
(1)

Amount for 2021 includes a gain from a net investment hedge of $46 million (net of tax expense of $14 million). Amount for 2020 includes a loss from a net investment hedge of $54 million (net of tax benefit of $17 million). Amount for 2019 includes a gain from a net investment hedge of $11 million (net of tax expense of $3 million).

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2018	$19,170	$19,282	$(691)	$(5,387)	$32,374	$59	$32,433	$1,107
Net income	—	4,476	—	—	4,476	7	4,483	43
Dividends declared ($13.20 per share)	—	(2,096)	—	—	(2,096)	—	(2,096)	—
Stock-based compensation	567	—	—	—	567	—	567	—
PNC preferred stock capital contribution	60	—	—	—	60	—	60	—
Retirement of preferred stock	(60)	—	—	—	(60)	—	(60)	—
Issuance of common shares related to employee stock transactions	(549)	—	—	566	17	—	17	—
Employee tax withholdings related to employee stock transactions	—	—	—	(245)	(245)	—	(245)	—
Shares repurchased	—	—	—	(1,666)	(1,666)	—	(1,666)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	2	2	1,456
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	(2)	(2)	(1,290)
Other comprehensive income (loss)	—	—	120	—	120	—	120	—
December 31, 2019	$19,188	$21,662	$(571)	$(6,732)	$33,547	$66	$33,613	$1,316
Net income	—	4,932	—	—	4,932	(1)	4,931	355
Dividends declared ($14.52 per share)	—	(2,260)	—	—	(2,260)	—	(2,260)	—
Stock-based compensation	622	—	—	—	622	—	622	—
Issuance of common shares related to employee stock transactions	(515)	—	—	532	17	—	17	—
Employee tax withholdings related to employee stock transactions	—	—	—	(297)	(297)	—	(297)	—
Shares repurchased	—	—	—	(1,512)	(1,512)	—	(1,512)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(14)	(14)	2,065
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(1,414)
Other comprehensive income (loss)	—	—	234	—	234	—	234	—
December 31, 2020	$19,295	$24,334	$(337)	$(8,009)	$35,283	$51	$35,334	$2,322
Net income	—	5,901	—	—	5,901	(2)	5,899	306
Dividends declared ($16.52 per share)	—	(2,547)	—	—	(2,547)	—	(2,547)	—
Stock-based compensation	734	—	—	—	734	—	734	—
Issuance of common shares related to employee stock transactions	(387)	—	—	407	20	—	20	—
Employee tax withholdings related to employee stock transactions	—	—	—	(285)	(285)	—	(285)	—
Shares repurchased	—	—	—	(1,200)	(1,200)	—	(1,200)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	67	67	1,408
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	(3)	(3)	(2,949)
Other comprehensive income (loss)	—	—	(213)	—	(213)	—	(213)	—
December 31, 2021	$19,642	$27,688	$(550)	$(9,087)	$37,693	$113	$37,806	$1,087

(1)	Amounts include $2 million of common stock at December 31, 2021, 2020, 2019 and 2018.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(in millions)	2021	2020	2019
Operating activities
Net income	$6,205	$5,286	$4,526
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	415	358	296
Noncash lease expense	144	118	109
Stock-based compensation	734	622	567
Deferred income tax expense (benefit)	(865)	(157)	17
Charitable Contribution	—	589	—
Gain related to the Charitable Contribution	—	(122)	—
Contingent consideration fair value adjustments	34	23	53
Other investment gains	(165)	(244)	(30)
Net (gains) losses within CIPs	(302)	(501)	(254)
Net (purchases) proceeds within CIPs	(1,683)	(2,282)	(1,746)
(Earnings) losses from equity method investees	(315)	(148)	(116)
Distributions of earnings from equity method investees	84	32	70
Changes in operating assets and liabilities:
Accounts receivable	(322)	(313)	(433)
Investments, trading	323	160	(21)
Other assets	(172)	(60)	141
Accrued compensation and benefits	412	487	58
Accounts payable and accrued liabilities	342	(115)	(111)
Other liabilities	75	10	(242)
Net cash provided by/(used in) operating activities	4,944	3,743	2,884
Investing activities
Purchases of investments	(910)	(359)	(693)
Proceeds from sales and maturities of investments	429	187	417
Distributions of capital from equity method investees	95	183	136
Net consolidations (deconsolidations) of sponsored investment funds	(104)	(71)	(110)
Acquisitions, net of cash acquired	(1,106)	—	(1,510)
Purchases of property and equipment	(341)	(194)	(254)
Net cash provided by/(used in) investing activities	(1,937)	(254)	(2,014)
Financing activities
Proceeds from long-term borrowings	991	2,245	992
Repayments of long-term borrowings	(750)	—	(1,000)
Cash dividends paid	(2,547)	(2,260)	(2,096)
Repurchases of common stock	(1,485)	(1,809)	(1,911)
Net proceeds from (repayments of) borrowings by CIPs	32	51	111
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	1,475	2,051	1,458
Other financing activities	(3)	(34)	(137)
Net cash provided by/(used in) financing activities	(2,287)	244	(2,583)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(61)	102	54
Net increase/(decrease) in cash, cash equivalents and restricted cash	659	3,835	(1,659)
Cash, cash equivalents and restricted cash, beginning of year	8,681	4,846	6,505
Cash, cash equivalents and restricted cash, end of year	$9,340	$8,681	$4,846
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$189	$183	$193
Income taxes (net of refunds)	$2,720	$1,308	$1,168
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$387	$515	$549
PNC preferred stock capital contribution	$—	$—	$60
Charitable Contribution of an investment	$—	$(589)	$—
Increase/(decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(2,952)	$(1,414)	$(1,292)

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

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® and BlackRock exchange-traded funds (“ETFs”), separate accounts, collective trust funds (“CTFs”) and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, eFront, and Cachematrix, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Noncontrolling interests (“NCI”) on the consolidated statements of financial condition represent the portion of CIPs and a consolidated affiliate (collectively, “consolidated entities”) in which the Company does not have direct equity ownership. Intercompany balances and transactions have been eliminated upon consolidation.

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

Investments

Investments in Debt Securities. The Company classifies debt investments as held-to-maturity or trading based on the Company’s intent and ability to hold the debt security to maturity or its intent to sell the security.

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

Equity Method. The Company applies the equity method of accounting for equity investments where the Company does not consolidate the investee, but can exert significant influence over the financial and operating policies of the investee. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of its investees is based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms and structure of the investment agreement, including investor voting or other rights, the terms of BlackRock’s advisory agreement or other agreements with the investee, any influence BlackRock may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the entity’s operating documents and the relationship between BlackRock and other investors in the entity. The Company’s share of the investee’s underlying net income or loss is recorded as net gain (loss) on investments within nonoperating income (expense) and as other revenue for certain strategic minority investments since such investees are considered to be an extension of the Company’s core business. The Company’s share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the consolidated statement of financial condition. Distributions received reduce the Company’s carrying value of the investee and the cost basis if deemed to be a return of capital.

Impairments of Investments. Management periodically assesses equity method, nonmarketable investments, and held-to-maturity investments for impairment. If impairment exists, an impairment charge would be recorded for the excess of the carrying amount of the investment over its estimated fair value in the consolidated statements of income.

For equity method investments and nonmarketable investments, impairment evaluation considers qualitative factors, including the financial conditions and specific events related to an investee, that may indicate the fair value of the investment is less than its carrying value. For held-to-maturity investments, impairment is evaluated using market values, where available, or the expected future cash flows of the investment.

For the Company’s investments in CLOs, the Company reviews cash flow estimates over the life of each CLO investment. On a quarterly basis, if the present value of the estimated future cash flows is lower than the carrying value of the investment and there is an adverse change in estimated cash flows, an impairment is considered to be other-than-temporary.

Consolidation.  The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Factors considered in this analysis include the entity’s legal organization, the entity’s capital structure and equity ownership, the rights of equity investment holders and the Company’s contractual involvement with, and economic interest in, the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity. VREs are typically consolidated if the Company holds the majority voting interest. Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, or third parties, or amendments to an entity’s governing documents), management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VRE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE’s PB that consolidates such entity.

Consolidation of Variable Interest Entities. Certain investment products for which a controlling financial interest is achieved through arrangements that do not involve or are not directly linked to voting interests are deemed consolidated VIEs. BlackRock reviews factors, including whether or not i) the entity has equity at risk that is sufficient to permit the entity to finance its activities without additional subordinated support from other parties and ii) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns, and the right to direct the activities of the entity that most significantly impact the entity’s economic performance, to determine if the investment product is a VIE.

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

Retention of Specialized Investment Company Accounting Principles. Upon consolidation of sponsored investment products, the Company retains the specialized investment company accounting principles of the underlying funds. All of the underlying investments held by such CIPs are carried at fair value with corresponding changes in the investments’ fair values reflected in nonoperating income (expense) on the consolidated statements of income. When the Company no longer controls these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for as an equity method investment or equity securities FVTNI.

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

Separate Account Collateral Assets Held and Liabilities Under Securities Lending Agreements. The Company facilitates securities lending arrangements whereby securities held by separate accounts maintained by BlackRock Life Limited are lent to third parties under global master securities lending agreements. In exchange, the Company receives collateral by obtaining either a) legal title or b) first ranking priority security interest. The minimum collateral values generally range from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. The required collateral value is calculated on a daily basis. The global master securities lending agreements provide the Company the right to request additional collateral or, in the event of borrower default, the right to liquidate collateral. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales.

In situations where the Company receives the legal title to collateral under these securities lending arrangements, the Company records an asset on the consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the consolidated statements of financial condition.

At December 31, 2021 and 2020, the fair value of loaned securities held by separate accounts was approximately $13.2 billion and $15.2 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $14.1 billion and $16.5 billion, respectively, of which approximately $7.1 billion as of 2021 and $16.5 billion as of 2020 was recognized on the consolidated statements of financial condition. During 2021 and 2020, the Company had not resold or repledged any of the collateral received under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

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

Indefinite-lived intangible assets and goodwill are not amortized. Finite-lived investor/customer relationships, technology-related assets, and management contracts, which relate to acquired separate accounts and funds, that are expected to contribute to the future cash flows of the Company for a specified period of time, are amortized over their useful lives. On a quarterly basis, the Company considers whether the indefinite-lived and finite-lived classifications are still appropriate.

The Company performs assessments to determine if any intangible assets are potentially impaired at least annually, as of July 31st. The carrying value of finite-lived assets and their remaining useful lives are reviewed to determine if circumstances exist which may indicate a potential impairment or revisions to the amortization period.

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

Consolidated Affiliate. During the second quarter of 2021, the Company formed a majority-controlled asset management company in China - BlackRock CCB Wealth Management Company Ltd. (“WMC”). WMC is 50.1% owned by the Company. The Company consolidates WMC, which it deems to be a VRE, because it exerts control over the financial and operating policies of the entity, based on the Company’s 50.1% ownership and voting rights.

Noncontrolling Interests. NCI consist of third-party investments in the Company’s CIPs (“NCI – CIPs”) and the WMC. The Company reports NCI in stockholders’ equity, separate from the parent’s equity, on the consolidated statements of financial condition. NCI that are redeemable at the option of the holders are classified as temporary equity at estimated redemption value and nonredeemable NCI are classified as a component of permanent equity in the consolidated statements of financial condition. In addition, the Company reports net income (loss) attributable to redeemable and nonredeemable NCI holders in net income (loss) attributable to NCI in the consolidated statements of income.

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

The Company also earns revenue by lending securities on behalf of clients, primarily to highly rated banks and broker-dealers. The securities loaned are collateralized by either cash or securities, generally ranging from 102% to 112% of the value of the loaned securities. Securities lending fees are based on a) a percentage of the notional value of the loaned securities and b) a spread between the interest earned on the reinvested cash collateral and the amount rebated to the borrower. Revenue is recognized over time as services are performed. Generally, the securities lending fees are shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed. For 2021, 2020 and 2019, securities lending revenue earned by the Company totaled $555 million, $652 million and $617 million, respectively, and is recorded in investment advisory, administration and securities lending revenue on the consolidated statements of income. Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

Money Market Fee Waivers.  The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). During 2021 and 2020, these waivers resulted in a reduction of management fees of approximately $500 million and $35 million, respectively, which was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. There were no Yield Support waivers in 2019. The Company may increase or decrease the level of Yield Support waivers in future periods.

Investment Advisory Performance Fees / Carried Interest.  The Company receives investment advisory performance fees, including incentive allocations (carried interest) from certain actively managed investment funds and certain separately managed accounts. These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds, which vary by product or account, and include monthly, quarterly, annual or longer measurement periods.

Performance fees, including carried interest, are recognized when it is determined that they are no longer probable of significant reversal (such as upon the sale of a fund’s investment or when the investment performance exceeds a contractual threshold at the end of a specified measurement period). Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Significant judgement is involved in making such determination. Performance fees typically arise from investment management services that began in prior reporting periods. Consequently, a portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest.

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

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown.

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

Distribution Fees.  The Company earns distribution and service fees related to distributing investment products and shareholder support services for investment portfolios. Distribution fees are passed-through to third-party distributors, which perform various fund distribution services and shareholder servicing of certain funds on the Company’s behalf, and are recognized as distribution and servicing costs. The Company presents distribution fees and related distribution and servicing costs incurred on a gross basis.

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

Advisory and other revenue. Advisory and other revenue primarily includes fees earned for advisory services, fees earned for transition management services primarily comprised of commissions recognized in connection with buying and selling securities on behalf of customers, and equity method investment earnings related to certain strategic minority investments.

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

The Company measures the grant-date fair value of restricted stock units (“RSUs”) using the Company’s stock price on the date of grant. Stock-based awards may have performance, market and/or service conditions. For employee stock options and instruments with market conditions, the Company uses pricing models. Compensation cost for awards containing performance conditions is recognized if it is probable that the conditions will be achieved. The probability of achievement is assessed on a quarterly basis. If a stock-based award is modified after the grant-date, incremental compensation cost is recognized for an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Awards under the Company’s stock-based compensation plans vest over various periods. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award is, in-substance, multiple awards and is adjusted for actual forfeitures as they occur.

The Company amortizes the grant-date fair value of stock-based compensation awards made to retirement-eligible employees over the requisite service period. Upon notification of retirement, the Company accelerates the unamortized portion of the award over the contractually required retirement notification period.

The Company recognizes all excess tax benefits and deficiencies in income tax expense on the consolidated statements of income, which results in volatility of income tax expense as a result of fluctuations in the Company’s stock price. Accordingly, the Company recorded a discrete income tax benefit of $43 million, $36 million and $23 million during 2021, 2020 and 2019, respectively, for vested RSUs where the grant date stock price was lower than the vesting date stock price.

Distribution and Servicing Costs. Distribution and servicing costs include payments to third parties, primarily associated with distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs are expensed as incurred.

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

The Company recognizes operating right-of-use (“ROU”) assets and operating lease liabilities on the consolidated statements of financial condition based on the present value of future lease payments over the lease term at the commencement date discounted using an incremental borrowing rate (“IBR”). The IBR for individual leases is estimated considering the Company’s or a subsidiary’s credit rating using various financial metrics, such as revenue, operating margin and revenue growth, and, as appropriate, performing market analysis of yields on publicly traded bonds (secured or unsecured) with similar terms of comparable companies in a similar economic environment. ROU assets are tested for impairment when there is an indication that the carrying value of an asset may not be recoverable. Fixed lease payments made over the lease term are recorded as lease expense on a straight-line basis. Variable lease payments based on usage, changes in an index or market rate are expensed as incurred.

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

Due to the similarities in terms between BlackRock’s nonvoting participating preferred stock and the Company’s common stock, the Company considered its nonvoting participating preferred stock to be a common stock equivalent for purposes of EPS calculations. As such, the Company has included the outstanding nonvoting participating preferred stock in the calculation of average basic and diluted shares outstanding. As of December 31, 2021 and 2020, there were no shares of preferred stock outstanding.

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

•

Level 2 assets may include debt securities, investments in CLOs, bank loans, short-term floating-rate notes, asset-backed securities, securities held within consolidated hedge funds, as well as over-the-counter derivatives, including interest and inflation rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

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

Derivatives and Hedging Activities. The Company does not use derivative financial instruments for trading or speculative purposes. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities, and market exposures for certain seed investments. However, certain CIPs also utilize derivatives as a part of their investment strategy.

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

(in millions)	Fair Value
Accounts receivable	$16
Finite-lived intangible assets:
Customer relationships(1)	270
Other	17
Goodwill	776
Deferred income tax liabilities	(16)
Other liabilities assumed	(12)
Total consideration, net of cash acquired	$1,051

Summary of consideration, net of cash acquired:
Cash paid	$1,055
Cash acquired	(4)
Total consideration, net of cash acquired	$1,051

(1)

The fair value was determined based on the excess earnings method (a Level 3 input), has a weighted-average estimated useful life of approximately ten years and is amortized using an accelerated amortization method.

Finite-lived intangible assets are amortized over their estimated useful lives, which range from three to ten years.  Amortization expense related to the finite-lived intangible assets was $37 million for 2021. The finite-lived intangible assets had a weighted-average remaining useful life of approximately nine years with remaining amortization expense as follows:

(in millions)
Year	Amount
2022	$40
2023	38
2024	32
2025	29
2026	26
Thereafter	85
Total	$250

The financial results of Aperio have been included in BlackRock’s consolidated financial statements from the closing of the Aperio Transaction. For 2021, Aperio contributed $78 million of revenue and did not have a material impact to net income attributable to BlackRock, Inc. Consequently, the Company has not presented pro forma combined results of operations for this acquisition.

Baringa’s Climate Change Scenario Model

In June 2021, the Company completed the acquisition of Baringa Partners’ Climate Change Scenario Model, which has been integrated into BlackRock’s Aladdin Climate technology, and will enhance Aladdin Climate’s capabilities and analytics. Total consideration, including contingent consideration, was not material to the Company’s consolidated financial statements.

Rhodium’s Climate Risk Model

In October 2021, the Company completed the acquisition of Rhodium Group’s climate risk models related to the physical risks associated with climate change, which will enhance BlackRock’s modeling of climate change and evolve its offering to meet changing industry and client needs. Total consideration was not material to the Company’s consolidated financial statements.

4. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the consolidated statements of cash flows.

	December 31,	December 31,
(in millions)	2021	2020
Cash and cash equivalents	$9,323	$8,664
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$9,340	$8,681

5. Investments

A summary of the carrying value of total investments is as follows:

(in millions)	December 31, 2021	December 31, 2020
Debt securities:
Held-to-maturity investments	$430	$310
Trading securities (including $1,140 trading debt securities of CIPs)	1,186	1,964
Total debt securities	1,616	2,274
Equity securities at FVTNI (including $1,485 equity securities at FVTNI of CIPs)	1,738	2,317
Equity method investments(1)	1,694	1,081
Bank loans	284	248
Federal Reserve Bank stock(2)	96	94
Carried interest(3)	1,555	627
Other investments(4)	279	278
Total investments	$7,262	$6,919

(1)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(2)	At both December 31, 2021 and 2020, there were no indicators of impairment of Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale.
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

Held-to-Maturity Investments

The carrying value of held-to-maturity investments was $430 million and $310 million at December 31, 2021 and 2020, respectively. Held-to-maturity investments included certain investments in BlackRock sponsored CLOs and foreign government debt held primarily for regulatory purposes. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At December 31, 2021, $11 million of these investments mature between one year to five years, $140 million of these investments mature between five to ten years and $279 million mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	December 31, 2021		December 31, 2020
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$703	$701	$1,591	$1,641
Government debt	365	363	203	210
Asset/mortgage backed debt	126	122	132	113
Total trading debt securities	$1,194	$1,186	$1,926	$1,964
Equity securities at FVTNI:
Equity securities/mutual funds	$1,451	$1,738	$2,055	$2,317
Total equity securities at FVTNI	$1,451	$1,738	$2,055	$2,317

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

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the consolidated statements of financial condition, including BlackRock’s net interest in these products:

	December 31, 2021			December 31, 2020
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents	$251	$57	$308	$155	$51	$206
Investments:
Trading debt securities	870	270	1,140	1,618	310	1,928
Equity securities at FVTNI	1,100	385	1,485	1,592	413	2,005
Bank loans	284	—	284	248	—	248
Other investments	210	—	210	191	—	191
Carried interest	1,504	—	1,504	604	—	604
Total investments	3,968	655	4,623	4,253	723	4,976
Other assets	50	32	82	90	9	99
Other liabilities(1)	(1,919)	(82)	(2,001)	(952)	(70)	(1,022)
Noncontrolling interests - CIPs	(1,046)	(79)	(1,125)	(2,193)	(180)	(2,373)
BlackRock's net interest in CIPs	$1,304	$583	$1,887	$1,353	$533	$1,886
(1)	At December 31, 2021 and 2020, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic ownership interest in these CIPs. Valuation changes associated with investments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

The Company cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.

Net gain (loss) related to consolidated VIEs is presented in the following table:

(in millions)	2021	2020	2019
Nonoperating net gain (loss) on consolidated VIEs	$296	$477	$210

Net income (loss) attributable to NCI on consolidated VIEs	$289	$348	$42

7. Variable Interest Entities

Nonconsolidated VIEs. At December 31, 2021 and 2020, the Company’s carrying value of assets and liabilities included on the consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions) At December 31, 2021	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
Sponsored investment products	$882	$62	$(12)	$961
At December 31, 2020
Sponsored investment products	$662	$71	$(13)	$750

(1)	At both December 31, 2021 and 2020, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $20 billion and $16 billion at December 31, 2021 and 2020, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

December 31, 2021 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2021
Assets:
Investments:
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$430	$430
Trading securities	—	1,169	17	—	—	1,186
Total debt securities	—	1,169	17	—	430	1,616
Equity securities at FVTNI:
Equity securities/mutual funds	1,738	—	—	—	—	1,738
Equity method:
Equity and fixed income mutual funds	245	—	—	—	—	245
Hedge funds/funds of hedge funds	—	—	—	369	—	369
Private equity funds	—	—	—	846	—	846
Real assets funds	—	—	—	234	—	234
Total equity method	245	—	—	1,449	—	1,694
Bank loans	—	14	270	—	—	284
Federal Reserve Bank Stock	—	—	—	—	96	96
Carried interest	—	—	—	—	1,555	1,555
Other investments(3)	—	—	5	96	178	279
Total investments	1,983	1,183	292	1,545	2,259	7,262
Other assets(4)	195	39	—	—	—	234
Separate account assets	54,675	30,786	—	—	765	86,226
Separate account collateral held under securities lending agreements:
Equity securities	3,717	—	—	—	—	3,717
Debt securities	—	3,364	—	—	—	3,364
Total separate account collateral held under securities lending agreements	3,717	3,364	—	—	—	7,081
Total	$60,570	$35,372	$292	$1,545	$3,024	$100,803
Liabilities:
Separate account collateral liabilities under securities lending agreements	$3,717	$3,364	$—	$—	$—	$7,081
Other liabilities(5)	—	26	342	—	—	368
Total	$3,717	$3,390	$342	$—	$—	$7,449

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

Level 3 investments of $292 million and $252 million at December 31, 2021 and 2020, respectively, primarily included bank loans of a consolidated CLO.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2021

(in millions)	December 31, 2020	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2021	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$11	$2	$43	$(22)	$—	$—	$(17)	$17	$2
Total debt securities	11	2	43	(22)	—	—	(17)	17	2
Private equity	9	1	—	—	—	—	(5)	5	1
Bank loans	232	—	46	(5)	—	15	(18)	270	—
Total investments	252	3	89	(27)	—	15	(40)	292	3
Total Level 3 assets	$252	$3	$89	$(27)	$—	$15	$(40)	$292	$3
Liabilities:
Other liabilities	$272	$(34)	$—	$—	$36	$—	$—	$342	$(34)
Total Level 3 liabilities	$272	$(34)	$—	$—	$36	$—	$—	$342	$(34)

(1)	Amounts primarily include net proceeds from borrowings of a consolidated CLO.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2020

(in millions)	December 31, 2019	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2020	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$8	$—	$3	$—	$—	$—	$—	$11	$—
Total debt securities	8	—	3	—	—	—	—	11	—
Private equity	9	—	8	(8)	—	—	—	9	—
Bank loans	177	—	75	(34)	—	20	(6)	232	—
Total investments	194	—	86	(42)	—	20	(6)	252	—
Total Level 3 assets	$194	$—	$86	$(42)	$—	$20	$(6)	$252	$—
Liabilities:
Other liabilities	$388	$(23)	$—	$—	$(139)	$—	$—	$272	$(5)
Total Level 3 liabilities	$388	$(23)	$—	$—	$(139)	$—	$—	$272	$(5)

(1)	Amounts include contingent liability payments related to certain acquisitions and proceeds from borrowings of a consolidated CLO.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At December 31, 2021 and 2020, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below.

	December 31, 2021		December 31, 2020
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$9,323	$9,323	$8,664	$8,664	Level 1	(2) (3)
Other assets	22	22	69	69	Level 1	(2) (4)

Financial Liabilities:
Long-term borrowings	7,446	7,735	7,264	7,883	Level 2	(5)
(1)	See Note 5, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At December 31, 2021 and 2020, approximately $2,409 million and $1,249 million, respectively, of money market funds were recorded within cash and cash equivalents on the consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)	Other assets include restricted cash and cash collateral deposited with certain derivative counterparties.
(5)

Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices at the end of December 2021 and 2020, respectively. See Note 15, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

December 31, 2021

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$369	$141	Daily/Monthly (20%) Quarterly (20%) N/R (60%)	1 – 90 days
Private equity funds	(b)	846	153	N/R	N/R
Real assets funds	(c)	234	245	Quarterly (20%) N/R (80%)	60 days

Consolidated sponsored investment products:
Real assets funds	(c)	90	101	N/R	N/R
Other funds		6	25	N/R	N/R
Total		$1,545	$665

December 31, 2020

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$313	$101	Daily/Monthly (21%) Quarterly (21%) N/R (58%)	1 – 90 days
Private equity funds	(b)	315	372	N/R	N/R
Real assets funds	(c)	218	205	Quarterly (31%) N/R (69%)	60 days

Consolidated sponsored investment products:
Private equity funds of funds	(d)	19	7	N/R	N/R
Real assets funds	(c)	75	94	N/R	N/R
Total		$940	$779

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both December 31, 2021 and 2020.

(b)

This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both December 31, 2021 and 2020.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both December 31, 2021 and 2020. The total remaining unfunded commitments to real assets funds were $346 million and $299 million at December 31, 2021 and 2020, respectively. The Company’s portion of the total remaining unfunded commitments was $298 million and $267 million at December 31, 2021 and 2020, respectively.

(d)

This category includes the underlying third-party private equity funds within consolidated BlackRock sponsored private equity funds of funds. These investments are not subject to redemption or are not currently redeemable; however, for certain funds, the Company may sell or transfer its interest, which may need approval by the general partner of the underlying funds. Due to the nature of the investments in this category, the Company reduces its investment by distributions that are received through the realization of the underlying assets of the funds. The liquidation period for the underlying assets of these funds is unknown.

Fair Value Option

At December 31, 2021 and 2020, the Company elected the fair value option for certain investments in CLOs of approximately $47 million and $35 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at December 31, 2021 and 2020:

	December 31,	December 31,
(in millions)	2021	2020
CLO Bank loans:
Aggregate principal amounts outstanding	$281	$250
Fair value	284	248
Aggregate unpaid principal balance in excess of (less than) fair value	$(3)	$2

CLO Borrowings:
Aggregate principal amounts outstanding	$275	$244
Fair value	$278	$246

At December 31, 2021, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the year ended December 31, 2021 and 2020, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At December 31, 2021 and 2020, the Company had outstanding total return swaps with aggregate notional values of approximately $720 million and $833 million, respectively.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At December 31, 2021 and 2020, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $1.8 billion and $2.8 billion, respectively and with expiration dates in January 2022 and January 2021, respectively.

At both December 31, 2021 and 2020, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the consolidated statements of financial condition at December 31, 2021:

(in millions)	Assets			Liabilities
	Statement of Financial Condition	December 31,	December 31,	Statement of Financial Condition	December 31,	December 31,
Derivative instruments	Classification	2021	2020	Classification	2021	2020
Total return swaps	Other assets	$5	$—	Other liabilities	$14	$50
Forward foreign currency exchange contracts	Other assets	34	13	Other liabilities	—	5
Total		$39	$13		$14	$55

The following table presents realized and unrealized gains (losses) recognized in the consolidated statements of income on derivative instruments:

(in millions)		Gains (Losses)
Derivative Instruments	Statement of Income Classification	2021	2020	2019
Total return swaps	Nonoperating income (expense)	$(99)	$(93)	$(106)
Forward foreign currency exchange contracts	General and administration expense	(29)	47	55
Total gain (loss) from derivative instruments		$(128)	$(46)	$(51)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for 2021, 2020 and 2019.

See Note 15, Borrowings, for more information on the Company’s net investment hedge.

10. Property and Equipment

Property and equipment consists of the following:

	Estimated useful	December 31,
(in millions)	life-in years	2021	2020
Property and equipment:
Land	N/A	$6	$6
Building	39	33	33
Building improvements	15	31	30
Leasehold improvements	1-15	614	593
Equipment and computer software	3	914	822
Other transportation equipment	10	191	179
Furniture and fixtures	7	70	70
Construction in progress	N/A	159	46
Total		2,018	1,779
Less: accumulated depreciation and amortization		1,256	1,098
Property and equipment, net		$762	$681

N/A – Not Applicable

Qualifying software costs of approximately $87 million, $95 million and $93 million have been capitalized within equipment and computer software during 2021, 2020 and 2019, respectively, and are being amortized over an estimated useful life of three years.

Depreciation and amortization expense was $249 million, $232 million and $182 million for 2021, 2020 and 2019, respectively.

11. Goodwill

Goodwill activity during 2021 and 2020 was as follows:

(in millions)	2021	2020
Beginning of year balance	$14,551	$14,562
Acquisitions(1)	810	—
Other(2)	(10)	(11)
End of year balance	$15,351	$14,551

(1)	In 2021, the $810 million increase in goodwill resulted primarily from the Aperio Transaction, which closed on February 1, 2021. See Note 3, Acquisitions, for information on the Aperio Transaction.
(2)

Amounts primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $43 million and $74 million at December 31, 2021 and 2020, respectively.

BlackRock assessed its goodwill for impairment as of July 31, 2021, 2020 and 2019 and considered such factors as the book value and the market capitalization of the Company. The impairment assessment indicated no impairment charges were required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2021, the Company’s common stock closed at a market price of $915.56, which exceeded its book value of $248.50 per share.

12. Intangible Assets

Intangible assets at December 31, 2021 and 2020 consisted of the following:

(in millions)	Remaining Weighted- Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2021
Indefinite-lived intangible assets:
Management contracts	N/A	$16,169	$—	$16,169
Trade names/trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,578	—	17,578
Finite-lived intangible assets:
Management contracts	3.5	244	169	75
Investor/customer relationships	8.0	746	169	577
Technology-related	4.1	261	49	212
Trade names/trademarks	3.0	23	12	11
Total finite-lived intangible assets	6.6	1,274	399	875
Total intangible assets		$18,852	$399	$18,453

At December 31, 2020
Indefinite-lived intangible assets:
Management contracts	N/A	$16,169	$—	$16,169
Trade names/trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,578	—	17,578
Finite-lived intangible assets:
Management contracts	4.0	283	172	111
Investor/customer relationships	8.2	476	88	388
Technology-related	6.4	203	25	178
Trade names/trademarks	2.3	14	6	8
Total finite-lived intangible assets	7.0	976	291	685
Total intangible assets		$18,554	$291	$18,263

N/A – Not Applicable

The impairment tests performed for intangible assets as of July 31, 2021, 2020 and 2019 indicated no impairment charges were required.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year	Amount
2022	$150
2023	142
2024	131
2025	123
2026	116

In 2021, in connection with the Aperio Transaction, the Company acquired $270 million of finite-lived customer relationships, $9 million of finite-lived trade name and $8 million of finite-lived technology-related intangible assets, with weighted-average estimated lives of approximately 10 years, five years and three years, respectively. See Note 3, Acquisitions, for information on the Aperio Transaction.

13. Leases

The following table presents components of lease cost included in general and administration expense on the consolidated statements of income:

(in millions)	2021	2020	2019
Lease cost:
Operating lease cost(1)	$184	$147	$141
Variable lease cost(2)	44	40	39
Total lease cost	$228	$187	$180
(1)	Amounts include short-term leases, which are immaterial for 2021, 2020 and 2019.
(2)

Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of ROU assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

(in millions)	2021	2020	2019
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$75	$154	$142

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities in connection with the adoption of ASU 2016-02, "Leases"	$—	$—	$661
ROU assets in exchange for operating lease liabilities	$1,165	$93	$117

	December 31, 2021		December 31, 2020
Lease term and discount rate:
Weighted-average remaining lease term	16	years	8	years
Weighted-average discount rate	3%		3%

(in millions)
Maturities of operating lease liabilities at December 31, 2021	Amount
2022	$144
2023	157
2024	158
2025	139
2026	129
Thereafter	1,599
Total lease payments	$2,326
Less: imputed interest	(454)
Present value of lease liabilities	$1,872

14. Other Assets

At December 31, 2021 and 2020, the Company had $583 million and $399 million of equity method investments, respectively, recorded within other assets on the consolidated statements of financial condition. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

iCapital

On March 10, 2020, in connection with a recapitalization of iCapital Network, Inc. (“iCapital”), BlackRock received additional stock in exchange for certain securities it held, which resulted in a nonoperating pre-tax gain of approximately $240 million in the consolidated statement of income for 2020. Following this transaction, the Company accounts for its interest in iCapital as an equity method investment, which is included in other assets on the consolidated statements of financial condition. During 2021, BlackRock recorded a nonoperating, noncash, pre-tax gain of $119 million in the consolidated statements of income in connection with iCapital’s most recent third-party equity financing.  At December 31, 2021 and 2020, the carrying value of the Company’s interest in iCapital was approximately $409 million and $296 million, respectively.

15. Borrowings

Short-Term Borrowings

2021 Revolving Credit Facility.  Since 2011, the Company has maintained an unsecured revolving credit facility which is available for working capital and general corporate purposes, and has been amended several times (the “2021 credit facility”).  In March 2021, the 2021 credit facility was amended to increase the aggregate commitment amount to $4.4 billion and to extend the maturity date to March 2026. In addition, the amendment incorporated certain sustainability-linked pricing metrics into the agreement. Specifically, the Company’s applicable interest rate and commitment fee are subject to upward or downward adjustments on an annual basis if the Company achieves, or fails to achieve, certain specified targets. In December 2021, the 2021 credit facility was further amended to change certain interest rates on borrowings based on the London Interbank Offered Rates to certain specified replacement rates. The 2021 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2021 credit facility to an aggregate principal amount of up to $5.4 billion. The 2021 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2021. At December 31, 2021, the Company had no amount outstanding under the 2021 credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2021 credit facility. At December 31, 2021, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at December 31, 2021 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
3.375% Notes due 2022	$750	$-	$750	$759
3.50% Notes due 2024	1,000	(2)	998	1,055
1.25% Notes due 2025	797	(3)	794	829
3.20% Notes due 2027	700	(3)	697	756
3.25% Notes due 2029	1,000	(11)	989	1,086
2.40% Notes due 2030	1,000	(6)	994	1,027
1.90% Notes due 2031	1,250	(11)	1,239	1,232
2.10% Notes due 2032	1,000	(15)	985	991
Total Long-term Borrowings	$7,497	$(51)	$7,446	$7,735
(1)	The unamortized discount and debt issuance costs are being amortized over the term of the notes.

Long-term borrowings at December 31, 2020 had a carrying value of $7.3 billion and a fair value of $7.9 billion determined using market prices at the end of December 2020.

2032 Notes. In December 2021, the Company issued $1.0 billion in aggregate principal amount of 2.10% senior unsecured and unsubordinated notes maturing on February 25, 2032 (the “2032 Notes”). The net proceeds of the 2032 Notes are being used for general corporate purposes, which may include the future repayment of all or a portion of the $750 million 3.375% Notes due June 2022. Interest of approximately $21 million per year is payable semi-annually on February 25 and August 25 of each year, which commences on February 25, 2022. The 2032 Notes may be redeemed prior to November 25, 2031 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2032 Notes thereafter.

2031 Notes. In April 2020, the Company issued $1.25 billion in aggregate principal amount of 1.90% senior unsecured and unsubordinated notes maturing on January 28, 2031 (the “2031 Notes”). The net proceeds of the 2031 Notes were used for general corporate purposes. Interest of approximately $24 million per year is payable semi-annually on January 28 and July 28 of each year, which commenced on July 28, 2020. The 2031 Notes may be redeemed prior to October 28, 2030 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2031 Notes thereafter.

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

Upon conversion to US dollars the Company designated the €700 million debt offering as a net investment hedge to offset its currency exposure relating to its net investment in certain euro functional currency operations. A gain of $46 million (net of tax expense of $14 million), loss of $54 million (net of tax benefit of $17 million), and a gain of $11 million (net of tax expense of $3 million) were recognized in other comprehensive income for 2021, 2020 and 2019, respectively. No hedge ineffectiveness was recognized during 2021, 2020 and 2019.

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

2021 Notes. In May 2011, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities, including $750 million of 4.25% notes, which were repaid in May 2021 at maturity and $750 million of floating rate notes, which were repaid in May 2013 at maturity. Net proceeds of this offering were used to fund the repurchase of BlackRock’s Series B Preferred from affiliates of Merrill Lynch & Co., Inc. Interest on the 4.25% notes was approximately $32 million per year.

16. Commitments and Contingencies

Investment Commitments. At December 31, 2021, the Company had $754 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Contingent Payments Related to Business Acquisitions. In connection with certain acquisitions, BlackRock is required to make contingent payments, subject to achieving specified performance targets, which may include revenue related to acquired contracts. The fair value of the remaining aggregate contingent payments at December 31, 2021 totaled $64 million and is included in other liabilities on the consolidated statements of financial condition.

Other Contingent Payments. The Company acts as the portfolio manager in a series of derivative transactions and has a maximum potential exposure of $17 million between the Company and a counterparty. See Note 9, Derivatives and Hedging, for further discussion.

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

On April 5, 2017, BlackRock, Inc., BlackRock Institutional Trust Company, N.A. (“BTC”), the BlackRock, Inc. Retirement Committee and various sub-committees, and a BlackRock employee were named as defendants in a purported class action lawsuit brought in the US District Court for the Northern District of California by a former employee on behalf of all participants and beneficiaries in the BlackRock employee 401(k) Plan (the “Plan”) from April 5, 2011 to the present. The lawsuit generally alleges that the defendants breached their duties towards Plan participants in violation of the Employee Retirement Income Security Act of 1974 by, among other things, offering investment options that were overly expensive, underperformed unaffiliated peer funds, focused disproportionately on active versus passive strategies, and were unduly concentrated in investment options managed by BlackRock. On October 18, 2017, the plaintiffs filed an Amended Complaint, which, among other things, added as defendants certain current and former members of the BlackRock Retirement and Investment Committees. The Amended Complaint also included a new purported class claim on behalf of investors in certain CTFs managed by BTC. Specifically, the plaintiffs allege that BTC, as fiduciary to the CTFs, engaged in self-dealing by, most significantly, selecting itself as the securities lending agent on terms that the plaintiffs claim were excessive. The Amended Complaint also alleged that BlackRock took undue risks in its management of securities lending cash reinvestment vehicles during the financial crisis. On August 23, 2018, the court granted permission to the plaintiffs to file a Second Amended Complaint (“SAC”) which added as defendants the BlackRock, Inc. Management Development and Compensation Committee, the Plan’s independent investment consultant and the Plan’s Administrative Committee and its members. On October 22, 2018, BlackRock filed a motion to dismiss the SAC, and on June 3, 2019, the plaintiffs filed a motion seeking to certify both the Plan and the CTF classes. On September 3, 2019, the court granted BlackRock’s motion to dismiss part of the plaintiffs’ claim seeking to recover alleged losses in the securities lending vehicles but denied the motion to dismiss in all other respects. On February 11, 2020, the court denied the plaintiffs’ motion to certify the CTF class and granted their motion to certify the Plan class. On April 27, 2020, the Ninth Circuit denied the plaintiffs’ request to immediately appeal the class certification ruling. On September 24, 2020, the parties cross-moved for summary judgment, both of which were denied on January 12, 2021. On February 5, 2021, the parties reached a settlement in principle for $9.65 million to resolve the remaining claims in the lawsuit, and this settlement was presented to the court for approval on March 23, 2021. There were no class member objections to the settlement following notice, and the court granted final approval of the settlement on November 3, 2021. A final judgment approving the settlement was entered in the district court on November 8, 2021. The case is now closed.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of December 31, 2021 and subject to this type of indemnification was $286 billion. In the Company’s capacity as lending agent, cash and securities totaling $304 billion were held as collateral for indemnified securities on loan at December 31, 2021. The fair value of these indemnifications was not material at December 31, 2021.

17. Revenue

The table below presents detail of revenue for 2021, 2020 and 2019 and includes the product mix of investment advisory, administration fees and securities lending revenue and performance fees.

(in millions)	2021	2020	2019
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$2,571	$1,737	$1,554
ETFs	4,658	3,499	3,495
Non-ETF index	771	664	667
Equity subtotal	8,000	5,900	5,716
Fixed income:
Active	2,191	1,957	1,918
ETFs	1,201	1,119	963
Non-ETF index	471	463	405
Fixed income subtotal	3,863	3,539	3,286
Multi-asset	1,414	1,163	1,148
Alternatives:
Illiquid alternatives	668	577	488
Liquid alternatives	629	502	413
Currency and commodities(1)	216	168	108
Alternatives subtotal	1,513	1,247	1,009
Long-term	14,790	11,849	11,159
Cash management	470	790	618
Total investment advisory, administration fees and securities lending revenue	15,260	12,639	11,777
Investment advisory performance fees:
Equity	153	91	36
Fixed income	48	35	10
Multi-asset	32	35	19
Alternatives:
Illiquid alternatives	208	83	136
Liquid alternatives	702	860	249
Alternatives subtotal	910	943	385
Total performance fees	1,143	1,104	450
Technology services revenue	1,281	1,139	974
Distribution fees:
Retrocessions	1,098	736	658
12b-1 fees (US mutual fund distribution fees)	358	337	358
Other	65	58	53
Total distribution fees	1,521	1,131	1,069
Advisory and other revenue:
Advisory	68	68	99
Other	101	124	170
Total advisory and other revenue	169	192	269
Total revenue	$19,374	$16,205	$14,539
(1)	Amounts include commodity ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

(in millions)	2021	2020	2019
By client type:
Retail	$4,957	$3,651	$3,411
ETFs	6,074	4,788	4,564
Institutional:
Active	2,675	2,342	2,172
Index	1,084	1,068	1,012
Total institutional	3,759	3,410	3,184
Long-term	14,790	11,849	11,159
Cash management	470	790	618
Total	$15,260	$12,639	$11,777

By investment style:
Active	$7,455	$5,914	$5,510
Index and ETFs	7,335	5,935	5,649
Long-term	14,790	11,849	11,159
Cash management	470	790	618
Total	$15,260	$12,639	$11,777

Investment advisory and administration fees – remaining performance obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2021 and 2020:

December 31, 2021

(in millions)	2022	2023	2024	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$161	$147	$86	$77	$471

December 31, 2020

(in millions)	2021	2022	2023	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$148	$144	$112	$107	$511

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at December 31, 2021 and 2020. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

Change in deferred carried interest liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the consolidated statements of financial condition, for the year ended December 31, 2021 and 2020:

(in millions)	2021	2020
Beginning balance	$584	$483
Net increase (decrease) in unrealized allocations	1,083	150
Performance fee revenue recognized	(159)	(49)
Ending balance	$1,508	$584

Technology services revenue – remaining performance obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2021 and 2020:

December 31, 2021

(in millions)	2022	2023	2024	Thereafter	Total
Technology services revenue(1)(2)	$115	$55	$33	$36	$239

December 31, 2020

(in millions)	2021	2022	2023	Thereafter	Total
Technology services revenue(1)(2)	$118	$58	$33	$22	$231

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of December 31, 2021, the estimated fixed minimum fees for 2022 for outstanding contracts approximated $790 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the year ended December 31, 2021 and 2020, which is included in other liabilities on the consolidated statements of financial condition:

(in millions)	2021	2020
Beginning balance	$123	$116
Additions(1)	94	89
Revenue recognized that was included in the beginning balance	(95)	(82)
Ending balance	$122	$123

(1)	Amounts are net of revenue recognized.

18. Stock-Based Compensation

The components of stock-based compensation expense are as follows:

(in millions)	2021	2020	2019
Stock-based compensation:
Restricted stock and RSUs	$709	$593	$532
Stock options	25	29	35
Total stock-based compensation	$734	$622	$567

Stock Award and Incentive Plan. Pursuant to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and nonemployee directors. A maximum of 41,500,000 shares of common stock were authorized for issuance under the Award Plan. Of this amount, 5,190,152 shares remain available for future awards at December 31, 2021. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury to the extent available.

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

Restricted stock and RSU activity for 2021 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2020	2,139,930	$489.81
Granted	886,378	$749.44
Converted	(770,794)	$506.68
Forfeited	(72,497)	$574.82
December 31, 2021	2,183,017	$586.45

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during 2021, 2020 and 2019 was $664 million, $517 million and $508 million, respectively. The total grant-date fair market value of RSUs/restricted stock converted to common stock during 2021, 2020 and 2019 was $391 million, $421 million and $398 million, respectively.

RSUs/restricted stock granted in connection with annual incentive compensation under the Award Plan primarily related to the following:

	2021	2020	2019
Awards granted that vest ratably over three years from the date of grant	470,253	504,403	674,206
Awards granted that cliff vest 100% on:
January 31, 2022	—	—	377,291
January 31, 2023	—	393,161	—
January 31, 2024	247,621	—	—
	717,874	897,564	1,051,497

In addition, the Company also granted RSUs of 168,504, 71,531 and 174,752 during 2021, 2020 and 2019, respectively, with varying vesting periods.

At December 31, 2021, the intrinsic value of outstanding RSUs was $2.0 billion, reflecting a closing stock price of $915.56.

At December 31, 2021, total unrecognized stock-based compensation expense related to unvested RSUs was $472 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.0 years.

In January 2022, the Company granted under the Award Plan:

•	498,633 RSUs or shares of restricted stock to employees as part of annual incentive compensation that vest ratably over three years from the date of grant; and
•	197,817 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2025.
•	8,612 RSUs or shares of restricted stock to employees with various vesting schedules.

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

In the first quarter of 2021, 2020 and 2019, the Company granted 162,029, 238,478 and 283,014, respectively, performance-based RSUs to certain employees that cliff vest 100% on January 31, 2024, 2023 and 2022, respectively. These awards are amortized over a service period of three years. In January 2021, the Company granted 4,545 additional RSUs to certain employees based on the attainment of Company performance measures during the performance period.

Performance-based RSU activity for 2021 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2020	700,217	$494.51
Granted	162,029	$739.22
Additional shares granted due to attainment of performance measures	4,545	$566.44
Converted	(193,872)	$566.44
Forfeited	(4,114)	$486.12
December 31, 2021	668,805	$533.48

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during 2021, 2020 and 2019 was $122 million, $139 million and $117 million, respectively.

At December 31, 2021, the intrinsic value of outstanding performance-based RSUs was $612 million reflecting a closing stock price of $915.56.

At December 31, 2021, total unrecognized stock-based compensation expense related to unvested performance-based awards was $169 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.0 year.

In January 2022, the Company granted 143,846 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2025. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

Performance-based Stock Options. Pursuant to the Award Plan, performance-based stock options may be granted to certain employees.  Vesting of the performance-based stock options is contingent upon the achievement of obtaining 125% of BlackRock’s grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. If both hurdles are achieved, the award will vest in three equal installments at the end of 2022, 2023 and 2024, respectively. Both hurdles were achieved at December 31, 2021. Vested options can then be exercised up to nine years following the grant date. At December 31, 2021, the weighted average remaining life of the awards is approximately 4.9 years. The awards are generally forfeited if the employee leaves the Company before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period. The Company assumes the performance condition will be achieved. If such condition is not met, no compensation cost is recognized and any recognized compensation cost is reversed. Stock option activity for 2021 is summarized below.

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2020	1,915,792	$513.50
Forfeited	(97,869)	$513.50
December 31, 2021	1,817,923	$513.50

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

At December 31, 2021, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $49 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.9 years.

Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common stock at 95% of the fair market value on the last day of each three-month offering period. The Company does not record compensation expense related to employees purchasing shares under the ESPP.

19. Deferred Cash Compensation and Employee Benefit Plans

Deferred Cash Compensation Plans

The components of deferred cash compensation expense are as follows:

(in millions)	2021	2020	2019
Deferred cash compensation expense:
IPDCP	$304	$185	$161
VDCP	12	7	13
Other(1)	74	16	65
Total deferred cash compensation expense	$390	$208	$238
(1)	Amounts primarily relate to deferred cash compensation granted in connection with certain acquisitions.

Deferred Cash Contribution Compensation Plan.  The Company adopted an Investment Professional Deferred Compensation Program (“IPDCP”) for the purpose of providing deferred compensation and retention incentives to certain employees. For this plan, the final value of the deferred amount to be distributed in cash upon vesting is associated with investment returns of certain investment funds. In January 2021, 2020 and 2019, the Company granted approximately $321 million, $137 million, and $140 million of deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant. The liabilities for this plan were $377 million and $255 million at December 31, 2021 and 2020, respectively, and are reflected in the consolidated statements of financial condition as accrued compensation and benefits. In January 2022, the Company granted approximately $257 million of additional deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant. In addition, the liabilities related to other deferred cash contribution plans were approximately $99 million and $84 million at December 31, 2021 and 2020, respectively.

Voluntary Deferred Compensation Plan. The Company adopted a Voluntary Deferred Compensation Plan (“VDCP”) that allows eligible employees in the United States to elect to defer between 1% and 100% of their annual cash incentive compensation. The participants must specify a deferral period of up to 10 years from the year of deferral and additionally, elect to receive distributions in the form of a lump sum or in up to 10 annual installments. The liability balance of $101 million and $82 million at December 31, 2021 and 2020, respectively, is reflected on the consolidated statements of financial condition as accrued compensation and benefits.

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

Certain of the Company’s US employees participate in a defined contribution plan. Employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to Internal Revenue Code limitations, are matched by the Company at 50% up to a maximum of $5,000 annually. In addition, the Company makes an annual retirement contribution to eligible participants equal to 3-5% of eligible compensation. The Company’s contribution expense related to this plan was $101 million in 2021, $93 million in 2020, and $66 million in 2019.

Certain United Kingdom (“UK”) wholly owned subsidiaries of the Company contribute to defined contribution plans for their employees. The contributions range between 6% and 15% of each employee’s eligible compensation. The Company’s contribution expense related to these plans was $57 million in 2021, $45 million in 2020, and $41 million in 2019.

In addition, the contribution expense related to defined contribution plans in other regions was $36 million in 2021, $34 million in 2020 and $29 million in 2019.

Defined Benefit Plans. The Company has several defined benefit pension plans with plan assets of approximately $35 million and $36 million at December 31, 2021 and 2020, respectively. The underfunded obligations at December 31, 2021 and 2020 were not material. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

20. Related Party Transactions

Determination of Related Parties

PNC. The Company considered PNC, along with its affiliates, to be a related party based on its level of capital stock ownership prior to the secondary offering in May 2020 by PNC of shares of the Company’s stock. See Note 23, Capital Stock, for more information on PNC secondary offering. At December 31, 2021, PNC did not own any of the Company’s capital stock and is no longer considered a related party.

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

Revenue from Related Parties

Revenue for services provided by the Company to these and other related parties are as follows:

(in millions)	2021	2020	2019
Investment advisory, administration fees and securities lending revenue(1)	$11,474	$9,079	$8,323
Investment advisory performance fees(1)	555	301	131
Technology services revenue(2)	-	4	9
Advisory and other revenue(3)	(16)	19	59
Total revenue from related parties	$12,013	$9,403	$8,522

(1)	Amounts primarily include revenue from registered investment companies/and equity method investees.
(2)	Amounts primarily include revenue from PNC and affiliates.
(3)	Amounts primarily include the Company’s share of the investee’s underlying net income or (loss) from equity method investees.

The Company provides investment advisory and administration services to its open- and closed-end funds and other commingled or pooled funds and separate accounts in which related parties invest.

Receivables and Payables with Related Parties. Due from related parties, which is included within other assets on the consolidated statements of financial condition was $162 million and $109 million at December 31, 2021 and 2020, respectively, and primarily represented receivables from certain investment products managed by BlackRock. Accounts receivable at December 31, 2021 and 2020 included $1.3 billion and $1.1 billion, respectively, related to receivables from BlackRock mutual funds and ETFs, for investment advisory and administration services.

Due to related parties, which is included within other liabilities on the consolidated statements of financial condition, was $17 million at both December 31, 2021 and 2020, respectively, and primarily represented payables to certain investment products managed by BlackRock.

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

Quantitative measures established by regulators to ensure capital adequacy require BTC to maintain a minimum Common Equity Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2021 and 2020, it exceeded the applicable capital adequacy requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital (to risk weighted assets)	$816	119.8%	$55	8.0%	$68	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$808	118.5%	$31	4.5%	$44	6.5%
Tier 1 capital (to risk weighted assets)	$808	118.5%	$41	6.0%	$55	8.0%
Tier 1 capital (to average assets)	$808	64.3%	$50	4.0%	$63	5.0%
December 31, 2020
Total capital (to risk weighted assets)	$740	184.6%	$32	8.0%	$40	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$740	184.6%	$18	4.5%	$26	6.5%
Tier 1 capital (to risk weighted assets)	$740	184.6%	$24	6.0%	$32	8.0%
Tier 1 capital (to average assets)	$740	71.3%	$41	4.0%	$52	5.0%

Broker-dealers. BlackRock Investments, LLC and BlackRock Execution Services are registered broker-dealers and wholly owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements. At December 31, 2021 and 2020, the Company was required to maintain approximately $2.3 billion and $2.2 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

22. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for 2021, 2020 and 2019:

(in millions)	2021	2020	2019
Beginning balance	$(337)	$(571)	$(691)
Foreign currency translation adjustments(1)	(213)	234	120
Ending balance	$(550)	$(337)	$(571)

(1)

Amount for 2021 includes a gain from a net investment hedge of $46 million (net of tax expense of $14 million). Amount for 2020 includes a loss from a net investment hedge of $54 million (net of tax benefit of $17 million). Amount for 2019 includes a gain from a net investment hedge of $11 million (net of tax expense of $3 million).

23. Capital Stock

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

Cash Dividends for Common and Preferred Shares / RSUs. During 2021, 2020 and 2019, the Company paid cash dividends of $16.52 per share (or $2,547 million), $14.52 per share (or $2,260 million) and $13.20 per share (or $2,096 million), respectively.

Share Repurchases. During 2021, the Company repurchased approximately 1.4 million common shares under the Company’s existing share repurchase program for $1.2 billion. At December 31, 2021, there were 3.6 million shares still authorized to be repurchased under the program.

The Company’s common and preferred shares issued and outstanding and related activity consist of the following:

	Shares Issued				Shares Outstanding
	Common Shares	Treasury Common Shares	Series B Preferred	Series C Preferred	Common Shares	Series B Preferred	Series C Preferred
December 31, 2018	171,252,185	(13,698,684)	823,188	143,458	157,553,501	823,188	143,458
Shares repurchased	—	(4,018,905)	—	—	(4,018,905)	—	—
Net issuance of common shares related to employee stock transactions	—	841,184	—	—	841,184	—	—
PNC LTIP capital contribution	—	—	—	(143,458)	—	—	(143,458)
December 31, 2019	171,252,185	(16,876,405)	823,188	—	154,375,780	823,188	—
Shares repurchased	—	(3,445,554)	—	—	(3,445,554)	—	—
Net issuance of common shares related to employee stock transactions	—	779,471	—	—	779,471	—	—
Exchange of preferred shares series B for common shares	823,188	—	(823,188)	—	823,188	(823,188)	—
December 31, 2020	172,075,373	(19,542,488)	—	—	152,532,885	—	—
Shares repurchased	—	(1,421,994)	—	—	(1,421,994)	—	—
Net issuance of common shares related to employee stock transactions	—	573,600	—	—	573,600	—	—
December 31, 2021	172,075,373	(20,390,882)	—	—	151,684,491	—	—

24. Income Taxes

The components of income tax expense for 2021, 2020 and 2019, are as follows:

(in millions)	2021	2020	2019
Current income tax expense:
Federal	$2,031	$720	$735
State and local	226	86	109
Foreign	576	589	400
Total net current income tax expense	2,833	1,395	1,244
Deferred income tax expense (benefit):
Federal	(935)	(66)	15
State and local	(150)	6	7
Foreign	220	(97)	(5)
Total net deferred income tax expense (benefit)	(865)	(157)	17
Total income tax expense	$1,968	$1,238	$1,261

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to NCI:

(in millions)	2021	2020	2019
Domestic	$5,030	$3,805	$3,766
Foreign	2,839	2,365	1,971
Total	$7,869	$6,170	$5,737

The foreign income before taxes includes countries that have statutory tax rates that are different than the US federal statutory tax rate of 21%, such as the United Kingdom, Germany, Canada and Netherlands.

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 21% for 2021, 2020 and 2019 is as follows:

(in millions)	2021		2020		2019
Statutory income tax expense	$1,653	21%	$1,296	21%	$1,205	21%
Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	121	2	81	1	96	2
Impact of federal, foreign, state, and local tax rate changes on deferred taxes	125	2	78	1	5	—
Stock-based compensation awards	(43)	(1)	(36)	—	(23)	—
Charitable Contribution	—	—	(128)	(2)	—	—
Effect of foreign tax rates	32	—	(100)	(2)	(76)	(1)
Other	80	1	47	1	54	—
Income tax expense	$1,968	25%	$1,238	20%	$1,261	22%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	December 31,
(in millions)	2021	2020
Deferred income tax assets:
Compensation and benefits	$649	$295
Unrealized investment losses	—	20
Loss carryforwards	88	80
Capitalized costs	764	—
Other	898	659
Gross deferred tax assets	2,399	1,054
Less: deferred tax valuation allowances	(30)	(26)
Deferred tax assets net of valuation allowances	2,369	1,028
Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	4,245	4,096
Acquired finite-lived intangibles	144	159
Unrealized investment gains	71	—
Other	422	142
Gross deferred tax liabilities	4,882	4,397
Net deferred tax (liabilities)	$(2,513)	$(3,369)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2021, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $245 million and $2,758 million, respectively. At December 31, 2020, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $304 million and $3,673 million, respectively.

Income tax expense for 2021 included a $126 million noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the UK increasing its corporate tax rate and state and local income tax change. Income tax expense for 2021 also included a $43 million discrete tax benefits related to stock-based compensation awards.  Income tax expense for 2020 included a discrete tax benefit of $241 million recognized in connection with the Charitable Contribution, partially offset by a noncash net expense of approximately $79 million associated with the revaluation of certain deferred income tax assets and liabilities related to the legislation enacted in the United Kingdom increasing its corporate tax rate and state and local income tax changes. Income tax expense for 2020 also included $139 million of net discrete tax benefits, including benefits related to changes in the Company’s organizational entity structure and stock-based compensation awards.

 At December 31, 2021 and 2020, the Company had available state net operating loss carryforwards of $1.2 billion and $2.0 billion, respectively, which will begin to expire in 2022. At December 31, 2021 and 2020, the Company had foreign net operating loss carryforwards of $142 million and $102 million, respectively, of which $5 million will begin to expire in 2022.

At December 31, 2021 and 2020, the Company had $30 million and $26 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. See Note 11, Goodwill, for further discussion.

Current income taxes are recorded net on the consolidated statements of financial condition when related to the same tax jurisdiction. At December 31, 2021, the Company had current income taxes receivable and payable of $218 million and $190 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. At December 31, 2020, the Company had current income taxes receivable and payable of $175 million and $131 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits:

(in millions)	2021	2020	2019
Balance at January 1	$940	$900	$795
Additions for tax positions of prior years	18	31	99
Reductions for tax positions of prior years	(4)	(8)	(27)
Additions based on tax positions related to current year	69	60	47
Lapse of statute of limitations	—	(3)	(4)
Settlements	(1)	(40)	(10)
Balance at December 31	$1,022	$940	$900

Included in the balance of unrecognized tax benefits at December 31, 2021, 2020 and 2019, respectively, are $616 million, $565 million and $513 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $36 million during 2021 and in total, as of December 31, 2021, had recognized a liability for interest and penalties of $200 million. The Company accrued interest and penalties of $31 million during 2020 and in total, as of December 31, 2020, had recognized a liability for interest and penalties of $164 million. The Company accrued interest and penalties of $27 million during 2019 and in total, as of December 31, 2019, had recognized a liability for interest and penalties of $133 million.

BlackRock is subject to US federal income tax, state and local income tax, and foreign income tax in multiple jurisdictions. Tax years after 2011 remain open to US federal income tax examination.

In June 2014, the Internal Revenue Service commenced its examination of BlackRock’s 2010 through 2012 tax years of which 2010 and 2011 examination is closed. During 2019, 2020, and 2021, the Internal Revenue Service commenced its examination of BlackRock’s 2013 through 2015 tax years, 2017 through 2018 tax years and 2019 tax year, respectively. While the examination impact on the Company’s consolidated financial statements is undetermined, it is not expected to be material.

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

Upon conclusion of its examination, Her Majesty’s Revenue and Customs (“HMRC”) issued a closure notice during 2017 for various UK BlackRock subsidiaries for tax years 2009 and years after. At that time, the Company decided to pursue litigation for the tax matters included on such notice. During 2020, the Company received a favorable decision from the First Tier Tribunal, however, HMRC received permission to appeal to the Upper Tribunal. The appeal hearing before the Upper Tribunal took place in February 2022. BlackRock does not expect the ultimate resolution to result in a material impact to the consolidated financial statements.

From time to time, BlackRock may receive or be subject to tax authorities’ assessments and challenges related to income taxes. BlackRock does not currently expect the ultimate resolution of any existing matters to be material to the consolidated financial statements.

At December 31, 2021, it is reasonably possible the total amounts of unrecognized tax benefits will change within the next twelve months due to completion of tax authorities’ exams or the expiration of statues of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $30 million to $125 million within the next twelve months.

25. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for 2021, 2020 and 2019:

(in millions, except shares and per share data)	2021	2020	2019
Net income attributable to BlackRock, Inc.	$5,901	$4,932	$4,476
Basic weighted-average shares outstanding	152,236,047	153,489,422	156,014,343
Dilutive effect of:
Nonparticipating RSUs	1,507,859	1,275,733	1,445,203
Stock options	660,451	75,427	—
Total diluted weighted-average shares outstanding	154,404,357	154,840,582	157,459,546
Basic earnings per share	$38.76	$32.13	$28.69
Diluted earnings per share	$38.22	$31.85	$28.43

Anti-dilutive RSUs and stock options for 2021, 2020 and 2019 were immaterial. Certain performance-based RSUs were excluded from diluted EPS calculation because the designated contingency was not met during 2021, 2020 and 2019, respectively. In addition, performance-based stock options were excluded from diluted EPS calculation for 2019 because the designated contingency was not met.

26. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for 2021, 2020 and 2019 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

(in millions)
Revenue	2021	2020	2019
Americas	$12,399	$10,593	$9,703
Europe	6,105	4,940	4,158
Asia-Pacific	870	672	678
Total revenue	$19,374	$16,205	$14,539

See Note 17, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at December 31, 2021 and 2020 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)
Long-lived Assets	2021	2020
Americas	$14,675	$13,784
Europe	1,341	1,360
Asia-Pacific	97	88
Total long-lived assets	$16,113	$15,232

Americas is primarily comprised of the United States, Latin America and Canada, while Europe is primarily comprised of the United Kingdom, the Netherlands, France and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

27. Subsequent Events

On January 14, 2022, the Board of Directors approved BlackRock’s quarterly dividend of $4.88 per share to be paid on March 23, 2022 to stockholders of record at the close of business on March 7, 2022.

The Company conducted a review for additional subsequent events and determined that no subsequent events had occurred that would require accrual or additional disclosures.