Form 10-Q
period 2022-03-31
BlackRock Inc.
filed 2022-05-06
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, there were 151,503,255 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	March 31,	December 31,
(in millions, except shares and per share data)	2022	2021
Assets
Cash and cash equivalents(1)	$7,262	$9,323
Accounts receivable	3,801	3,789
Investments(1)	7,615	7,262
Separate account assets	75,353	86,226
Separate account collateral held under securities lending agreements	7,083	7,081
Property and equipment (net of accumulated depreciation and amortization of $1,309 and $1,256 at March 31, 2022 and December 31, 2021, respectively)	851	762
Intangible assets (net of accumulated amortization of $410 and $399 at March 31, 2022 and December 31, 2021, respectively)	18,415	18,453
Goodwill	15,349	15,351
Operating lease right-of-use assets	1,583	1,621
Other assets(1)	6,015	2,780
Total assets	$143,327	$152,648
Liabilities
Accrued compensation and benefits	$1,104	$2,951
Accounts payable and accrued liabilities	1,451	1,397
Borrowings	7,430	7,446
Separate account liabilities	75,353	86,226
Separate account collateral liabilities under securities lending agreements	7,083	7,081
Deferred income tax liabilities	2,857	2,758
Operating lease liabilities	1,842	1,872
Other liabilities(1)	7,348	4,024
Total liabilities	104,468	113,755
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests	1,263	1,087
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at March 31, 2022 and December 31, 2021;

   Shares issued: 172,075,373 at March 31, 2022 and December 31, 2021;

   Shares outstanding: 151,725,643 and 151,684,491 at March 31, 2022 and

     December 31, 2021, respectively

Additional paid-in capital	19,302	19,640
Retained earnings	28,338	27,688
Accumulated other comprehensive loss	(675)	(550)
Treasury stock, common, at cost (20,349,730 and 20,390,882 shares held at March 31, 2022 and December 31, 2021, respectively)	(9,478)	(9,087)
Total BlackRock, Inc. stockholders’ equity	37,489	37,693
Nonredeemable noncontrolling interests	107	113
Total permanent equity	37,596	37,806
Total liabilities, temporary equity and permanent equity	$143,327	$152,648

(1)

At March 31, 2022, cash and cash equivalents, investments, other assets and other liabilities include $332 million, $4,180 million, $67 million, and $2,165 million, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2021, cash and cash equivalents, investments, other assets and other liabilities include $251 million, $3,968 million, $50 million, and $1,919 million, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2022	2021
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$2,883	$2,685
Other third parties	950	907
Total investment advisory, administration fees and securities lending revenue	3,833	3,592
Investment advisory performance fees	98	129
Technology services revenue	341	306
Distribution fees	381	340
Advisory and other revenue	46	31
Total revenue	4,699	4,398
Expense
Employee compensation and benefits	1,498	1,409
Distribution and servicing costs	574	505
Direct fund expense	329	320
General and administration	496	585
Amortization of intangible assets	38	34
Total expense	2,935	2,853
Operating income	1,764	1,545
Nonoperating income (expense)
Net gain (loss) on investments	(102)	82
Interest and dividend income	18	19
Interest expense	(54)	(55)
Total nonoperating income (expense)	(138)	46
Income before income taxes	1,626	1,591
Income tax expense	263	318
Net income	1,363	1,273
Less:
Net income (loss) attributable to noncontrolling interests	(73)	74
Net income attributable to BlackRock, Inc.	$1,436	$1,199
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$9.46	$7.86
Diluted	$9.35	$7.77
Weighted-average common shares outstanding:
Basic	151,732,845	152,567,453
Diluted	153,530,395	154,301,812

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net income	$1,363	$1,273
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(125)	(74)
Comprehensive income (loss)	1,238	1,199
Less: Comprehensive income (loss) attributable to noncontrolling interests	(73)	74
Comprehensive income attributable to BlackRock, Inc.	$1,311	$1,125

(1)

Amounts for the three months ended March 31, 2022 and 2021 include gains from a net investment hedge of $13 million (net of tax expense of $4 million) and $26 million (net of tax expense of $8 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Three Months Ended March 31, 2022

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2021	$19,642	$27,688	$(550)	$(9,087)	$37,693	$113	$37,806	$1,087
Net income	—	1,436	—	—	1,436	—	1,436	(73)
Dividends declared ($4.88 per share)	—	(786)	—	—	(786)	—	(786)	—
Stock-based compensation	201	—	—	—	201	—	201	—
Issuance of common shares related to employee stock transactions	(539)	—	—	545	6	—	6	—
Employee tax withholdings related to employee stock transactions	—	—	—	(436)	(436)	—	(436)	—
Shares repurchased	—	—	—	(500)	(500)	—	(500)	—
Contributions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(6)	(6)	372
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(123)
Other comprehensive income (loss)	—	—	(125)	—	(125)	—	(125)	—
March 31, 2022	$19,304	$28,338	$(675)	$(9,478)	$37,489	$107	$37,596	$1,263

(1)	Amounts include $2 million of common stock at both March 31, 2022 and December 31, 2021.

For the Three Months Ended March 31, 2021

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2020	$19,295	$24,334	$(337)	$(8,009)	$35,283	$51	$35,334	$2,322
Net income	—	1,199	—	—	1,199	—	1,199	74
Dividends declared ($4.13 per share)	—	(661)	—	—	(661)	—	(661)	—
Stock-based compensation	196	—	—	—	196	—	196	—
Issuance of common shares related to employee stock transactions	(368)	—	—	373	5	—	5	—
Employee tax withholdings related to employee stock transactions	—	—	—	(268)	(268)	—	(268)	—
Shares repurchased	—	—	—	(300)	(300)	—	(300)	—
Contributions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(2)	(2)	622
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(607)
Other comprehensive income (loss)	—	—	(74)	—	(74)	—	(74)	—
March 31, 2021	$19,123	$24,872	$(411)	$(8,204)	$35,380	$49	$35,429	$2,411

(1)	Amounts include $2 million of common stock at both March 31, 2021 and December 31, 2020.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(in millions)	March 31,
	2022	2021
Operating activities
Net income	$1,363	$1,273
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	100	97
Noncash lease expense	40	31
Stock-based compensation	201	196
Deferred income tax expense (benefit)	76	102
Other investment gains	(29)	—
Net (gains) losses within CIPs	159	(104)
Net (purchases) proceeds within CIPs	(393)	(612)
(Earnings) losses from equity method investees	(2)	(25)
Distributions of earnings from equity method investees	25	8
Changes in operating assets and liabilities:
Accounts receivable	(27)	(311)
Investments, trading	44	82
Other assets	(3,234)	(731)
Accrued compensation and benefits	(1,852)	(1,432)
Accounts payable and accrued liabilities	48	155
Other liabilities	3,059	698
Net cash provided by/(used in) operating activities	(422)	(573)
Investing activities
Purchases of investments	(140)	(146)
Proceeds from sales and maturities of investments	73	110
Distributions of capital from equity method investees	19	34
Net consolidations (deconsolidations) of sponsored investment funds	(3)	(38)
Acquisitions, net of cash acquired	—	(1,062)
Purchases of property and equipment	(147)	(48)
Net cash provided by/(used in) investing activities	(198)	(1,150)
Financing activities
Cash dividends paid	(786)	(661)
Repurchases of common stock	(936)	(568)
Net proceeds from (repayments of) borrowings by CIPs	—	13
Net contributions (redemptions/distributions) - noncontrolling interest holders	366	620
Other financing activities	5	5
Net cash provided by/(used in) financing activities	(1,351)	(591)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(90)	(7)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,061)	(2,321)
Cash, cash equivalents and restricted cash, beginning of period	9,340	8,681
Cash, cash equivalents and restricted cash, end of period	$7,279	$6,360
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$539	$368
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(123)	$(607)

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

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® and BlackRock exchange-traded funds (“ETFs”), separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, eFront and Cachematrix, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

2. Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Noncontrolling interests (“NCI”) on the condensed consolidated statements of financial condition represent the portion of consolidated sponsored investment products (“CIPs”) and a consolidated affiliate (collectively, “consolidated entities”) in which the Company does not have direct equity ownership. Intercompany balances and transactions have been eliminated upon consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 25, 2022 (“2021 Form 10-K”).

The interim financial information at March 31, 2022 and for the three months ended March 31, 2022 and 2021 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Separate Account Collateral Assets Held and Liabilities Under Securities Lending Agreements.  The Company facilitates securities lending arrangements whereby securities held by separate accounts maintained by BlackRock Life Limited are lent to third parties under global master securities lending agreements. In exchange, the Company obtains either a) the legal title, or b) a first ranking priority security interest, in the collateral. The minimum collateral values generally range from approximately 102% to 112% of the value of the securities in order to reduce counterparty risk. The required collateral value is calculated on a daily basis. The global master securities lending agreements provide the Company the right to request additional collateral or, in the event of borrower default, the right to liquidate collateral. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales.

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the condensed consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the condensed consolidated statements of financial condition.  At March 31, 2022 and December 31, 2021, the fair value of loaned securities held by separate accounts was approximately $13.1 billion and $13.2 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $14.0 billion and $14.1 billion, respectively, of which approximately $7.1 billion as of both March 31, 2022 and December 31, 2021 was recognized on the condensed consolidated statements of financial condition. During the three months ended March 31, 2022 and 2021, the Company had not resold or repledged any of the collateral obtained under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

Money Market Fee Waivers.  The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). During the three months ended March 31, 2022, and 2021 these waivers resulted in a reduction of management fees of approximately $72 million and $70 million, respectively, which was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. The Company may increase or decrease the level of Yield Support waivers in future periods.

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

(in millions)	Fair Value
Accounts receivable	$16
Finite-lived intangible assets:
Customer relationships	270
Other	17
Goodwill	776
Deferred income tax liabilities	(16)
Other liabilities assumed	(12)
Total consideration, net of cash acquired	$1,051

Summary of consideration, net of cash acquired:
Cash paid	$1,055
Cash acquired	(4)
Total consideration, net of cash acquired	$1,051

4. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	March 31,	December 31,
	2022	2021
(in millions)
Cash and cash equivalents	$7,262	$9,323
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$7,279	$9,340

5. Investments

A summary of the carrying value of total investments is as follows:

	March 31,	December 31,
(in millions)	2022	2021
Debt securities:
Held-to-maturity investments	$460	$430
Trading securities (including $1,093 and $1,140 trading debt securities of CIPs at March 31, 2022 and December 31, 2021, respectively)	1,132	1,186
Total debt securities	1,592	1,616
Equity securities at FVTNI (including $1,592 and $1,485 equity securities at FVTNI of CIPs at March 31, 2022 and December 31, 2021, respectively)	1,769	1,738
Equity method investments(1)	1,797	1,694
Bank loans held by CIPs	292	284
Federal Reserve Bank stock(2)	96	96
Carried interest(3)	1,778	1,555
Other investments(4)	291	279
Total investments	$7,615	$7,262

(1)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(2)	At both March 31, 2022 and December 31, 2021, there were no indicators of impairment of Federal Reserve Bank stock, which is held for regulatory purposes and is restricted from sale.
(3)

Carried interest represents allocations to BlackRock’s general partner capital accounts from certain sponsored investment funds. These balances are subject to change upon cash distributions, additional allocations or reallocations back to limited partners within the respective funds.

(4)

Other investments include BlackRock’s investments in nonmarketable equity securities, which are measured at cost, adjusted for observable price changes and private equity and real asset investments held by CIPs measured at fair value.

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs and foreign government debt held primarily for regulatory purposes. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At March 31, 2022, $26 million of these investments mature between one year to five years, $142 million of these investments mature between five to ten years and $292 million of these investments mature after 10 years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at fair value recorded through net income (“FVTNI”) is as follows:

	March 31, 2022		December 31, 2021
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$737	$731	$703	$701
Government debt	305	305	365	363
Asset/mortgage-backed debt	104	96	126	122
Total trading debt securities	$1,146	$1,132	$1,194	$1,186
Equity securities at FVTNI:
Equity securities/mutual funds	$1,640	$1,769	$1,451	$1,738
Total equity securities at FVTNI	$1,640	$1,769	$1,451	$1,738

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

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	March 31, 2022			December 31, 2021
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents	$332	$44	$376	$251	$57	$308
Investments:
Trading debt securities	780	313	1,093	870	270	1,140
Equity securities at FVTNI	1,169	423	1,592	1,100	385	1,485
Bank loans	292	—	292	284	—	284
Other investments	221	—	221	210	—	210
Carried interest	1,718	—	1,718	1,504	—	1,504
Total investments	4,180	736	4,916	3,968	655	4,623
Other assets	67	18	85	50	32	82
Other liabilities(1)	(2,165)	(44)	(2,209)	(1,919)	(82)	(2,001)
Noncontrolling interests - CIPs	(1,220)	(77)	(1,297)	(1,046)	(79)	(1,125)
BlackRock's net interests in CIPs	$1,194	$677	$1,871	$1,304	$583	$1,887

(1)	At both March 31, 2022 and December 31, 2021, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

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

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended
	March 31,
(in millions)	2022	2021

Nonoperating net gain (loss) on consolidated VIEs	$(133)	$83

Net income (loss) attributable to NCI on consolidated VIEs	$(75)	$55

7. Variable Interest Entities

Nonconsolidated VIEs.    At March 31, 2022 and December 31, 2021, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the primary beneficiary (“PB”), was as follows:

(in millions)		Advisory Fee	Other Net Assets	Maximum
At March 31, 2022	Investments	Receivables	(Liabilities)	Risk of Loss(1)
Sponsored investment products	$895	$96	$(12)	$1,008
At December 31, 2021
Sponsored investment products	$882	$62	$(12)	$961

(1)	At both March 31, 2022 and December 31, 2021, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $21 billion and $20 billion at March 31, 2022 and December 31, 2021, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

March 31, 2022 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	March 31, 2022
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$460	$460
Trading securities	—	1,124	8	—	—	1,132
Total debt securities	—	1,124	8	—	460	1,592
Equity securities at FVTNI:
Equity securities/mutual funds	1,769	—	—	—	—	1,769
Equity method:
Equity and fixed income mutual funds	261	—	—	—	—	261
Hedge funds/funds of hedge funds	—	—	—	433	—	433
Private equity funds	—	—	—	847	—	847
Real assets funds	—	—	—	256	—	256
Total equity method	261	—	—	1,536	—	1,797
Bank loans	—	28	264	—	—	292
Federal Reserve Bank Stock	—	—	—	—	96	96
Carried interest	—	—	—	—	1,778	1,778
Other investments(3)	—	12	4	95	180	291
Total investments	2,030	1,164	276	1,631	2,514	7,615
Other assets(4)	181	19	—	—	—	200
Separate account assets	48,288	26,271	—	—	794	75,353
Separate account collateral held under securities lending agreements:
Equity securities	2,903	—	—	—	—	2,903
Debt securities	—	4,180	—	—	—	4,180
Total separate account collateral held under securities lending agreements	2,903	4,180	—	—	—	7,083
Total	$53,402	$31,634	$276	$1,631	$3,308	$90,251
Liabilities:
Separate account collateral liabilities under securities lending agreements	$2,903	$4,180	$—	$—	$—	$7,083
Other liabilities(5)	—	35	312	—	—	347
Total	$2,903	$4,215	$312	$—	$—	$7,430

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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
Investments
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

Level 3 investments of $276 million and $292 million at March 31, 2022 and December 31, 2021, respectively, primarily included bank loans of a consolidated CLO.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2022

(in millions)	December 31, 2021	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2022	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$17	$—	$6	$(12)	$—	$—	$(3)	$8	$—
Total debt securities	17	—	6	(12)	—	—	(3)	8	—
Private equity	5	—	—	—	—	—	(1)	4	—
Bank loans	270	—	8	—	—	—	(14)	264	—
Total investments	292	—	14	(12)	—	—	(18)	276	—
Total Level 3 assets	$292	$—	$14	$(12)	$—	$—	$(18)	$276	$—
Liabilities:
Other liabilities	$342	$(1)	$—	$—	$(31)	$—	$—	$312	$(1)
Total Level 3 liabilities	$342	$(1)	$—	$—	$(31)	$—	$—	$312	$(1)

(1)	Amounts primarily include contingent liability payments related to certain acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2021

(in millions)	December 31, 2020	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2021	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$11	$—	$5	$—	$—	$—	$(2)	$14	$—
Total debt securities	11	—	5	—	—	—	(2)	14	—
Private equity	9	—	—	—	—	—	—	9	—
Bank loans	232	—	9	—	—	4	(10)	235	—
Total investments	$252	$—	$14	$—	$—	$4	$(12)	$258	$—
Liabilities:
Other liabilities	$272	$(3)	$—	$—	$5	$—	$—	$280	$(3)
Total Level 3 liabilities	$272	$(3)	$—	$—	$5	$—	$—	$280	$(3)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payment related to a prior acquisition.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.    At March 31, 2022 and December 31, 2021, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	March 31, 2022		December 31, 2021
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$7,262	$7,262	$9,323	$9,323	Level 1	(2) (3)
Other assets	$29	$29	$22	$22	Level 1	(2) (4)

Financial Liabilities:
Long-term borrowings	$7,430	$7,253	$7,446	$7,735	Level 2	(5)

(1)	See Note 5, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At March 31, 2022 and December 31, 2021, approximately $1.7 billion and $2.4 billion, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)	Other assets include restricted cash and cash collateral deposited with certain derivative counterparties.
(5)

Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of March 2022 and December 2021, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

March 31, 2022
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$433	$113	Daily/Monthly (20%) Quarterly (13%) N/R (67%)	1 – 90 days
Private equity funds	(b)	847	188	N/R	N/R
Real assets funds	(c)	256	260	Quarterly (18%) N/R (82%)	60 days
Consolidated sponsored investment products:
Real assets funds	(d)	89	95	N/R	N/R
Other funds	(c)	6	24	N/R	N/R
Total		$1,631	$680

December 31, 2021
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds	(a)	$369	$141	Daily/Monthly (20%) Quarterly (20%) N/R (60%)	1 – 90 days
Private equity funds	(b)	846	153	N/R	N/R
Real assets funds	(c)	234	245	Quarterly (20%) N/R (80%)	60 days
Consolidated sponsored investment products:
Real assets funds	(d)	90	101	N/R	N/R
Other funds	(c)	6	25	N/R	N/R
Total		$1,545	$665

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies, that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both March 31, 2022 and December 31, 2021.

(b)

This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds as well as other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both March 31, 2022 and December 31, 2021.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both March 31, 2022 and December 31, 2021. The total remaining unfunded commitments to real assets funds were $355 million and $346 million at March 31, 2022 and December 31, 2021, respectively. The Company’s portion of the total remaining unfunded commitments was $309 million and $298 million at March 31, 2022 and December 31, 2021, respectively.

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

Fair Value Option

At March 31, 2022 and December 31, 2021, the Company elected the fair value option for certain investments in CLOs of approximately $39 million and $47 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(in millions)	2022	2021
CLO Bank loans:
Aggregate principal amounts outstanding	$291	$281
Fair value	292	284
Aggregate unpaid principal balance in excess of (less than) fair value	$(1)	$(3)

CLO Borrowings:
Aggregate principal amounts outstanding	$275	$275
Fair value	$277	$278

At March 31, 2022, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the three months ended March 31, 2022 and 2021, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At March 31, 2022 and December 31, 2021, the Company had outstanding total return swaps with aggregate notional values of approximately $688 million and $720 million, respectively.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At March 31, 2022 and December 31, 2021, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $1.9 billion and $1.8 billion, respectively, and with expiration dates in April 2022 and January 2022, respectively.

At both March 31, 2022 and December 31, 2021, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at March 31, 2022 and December 31, 2021:

(in millions)	Assets			Liabilities
Derivative instruments	Statement of Financial Condition Classification	March 31, 2022	December 31, 2021	Statement of Financial Condition Classification	March 31, 2022	December 31, 2021
Total return swaps	Other assets	$16	$5	Other liabilities	$22	$14
Forward foreign currency exchange contracts	Other assets	3	34	Other liabilities	1	—
Total		$19	$39		$23	$14

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended
		March 31,
(in millions)		2022	2021
Derivative Instruments	Statement of Income Classification	Gains (Losses)
Total return swaps	Nonoperating income (expense)	$41	$(34)
Forward foreign currency exchange contracts	General and administration expense	(42)	7
Total gain (loss) from derivative instruments		$(1)	$(27)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three months ended March 31, 2022 and 2021.

See Note 15, Borrowings, in the 2021 Form 10-K for more information on the Company’s net investment hedge.

10. Goodwill

Goodwill activity during the three months ended March 31, 2022 was as follows:

(in millions)
December 31, 2021	$15,351
Other(1)	(2)
March 31, 2022	$15,349

(1)

Amounts primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $35 million and $43 million at March 31, 2022 and December 31, 2021, respectively.

11. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2021	$17,578	$875	$18,453
Amortization expense	—	(38)	(38)
March 31, 2022	$17,578	$837	$18,415

12. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statements of income:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Lease cost:
Operating lease cost(1)	$51	$39
Variable lease cost(2)	11	10
Total lease cost	$62	$49

(1)	Amounts include short-term leases, which are immaterial for the three months ended March 31, 2022 and 2021.
(2)

Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of right-of-use (“ROU”) assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$41	$40

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$12	$13

	March 31,		December 31,
	2022		2021
Lease term and discount rate:
Weighted-average remaining lease term	16	years	16	years
Weighted-average discount rate	3%		3%

13. Other Assets

At March 31, 2022 and December 31, 2021, the Company had $572 million and $583 million of equity method investments, respectively, recorded within other assets on the condensed consolidated statements of financial condition. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

14. Borrowings

2022 Revolving Credit Facility.  Since 2011, the Company has maintained an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2022 credit facility”).  In March 2022, the 2022 credit facility was amended to, among other things, (i) increase the aggregate commitment amount by $300 million to $4.7 billion, (ii) extend the maturity date to March 2027, (iii) change the rate for borrowings denominated in United States Dollars from a rate based on the London Interbank Offered Rate (LIBOR) to a rate based on the secured overnight financing rate (SOFR) subject to certain adjustments and (iv) raise and/or add certain specified targets for the sustainability-linked pricing mechanics. The 2022 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2022 credit facility to an aggregate principal amount of up to $5.7 billion. The 2022 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2022. At March 31, 2022, the Company had no amount outstanding under the 2022 credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2022 credit facility. At March 31, 2022, BlackRock had no CP Notes outstanding.

Long-Term Notes

The carrying value and fair value of long-term notes determined using market prices and EUR/USD foreign exchange rate at March 31, 2022 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
3.375% Notes due 2022	$750	$—	$750	$753
3.50% Notes due 2024	1,000	(2)	998	1,025
1.25% Notes due 2025	778	(2)	776	784
3.20% Notes due 2027	700	(3)	697	706
3.25% Notes due 2029	1,000	(10)	990	1,011
2.40% Notes due 2030	1,000	(6)	994	945
1.90% Notes due 2031	1,250	(10)	1,240	1,125
2.10% Notes due 2032	1,000	(15)	985	904
Total long-term notes	$7,478	$(48)	$7,430	$7,253

(1)	The unamortized discount and debt issuance costs are being amortized over the term of the notes.

Long-term notes at December 31, 2021 had a carrying value of $7.4 billion and a fair value of $7.7 billion, determined using market prices and EUR/USD foreign exchange rate at December 31, 2021.

See Note 15, Borrowings, in the 2021 Form 10-K for more information regarding the Company’s borrowings.

15. Commitments and Contingencies

Investment Commitments.   At March 31, 2022, the Company had $844 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of March 31, 2022 and subject to this type of indemnification was $287 billion. In the Company’s capacity as lending agent, cash and securities totaling $307 billion were held as collateral for indemnified securities on loan at March 31, 2022. The fair value of these indemnifications was not material at March 31, 2022.

16. Revenue

The table below presents detail of revenue for the three months ended March 31, 2022 and 2021 and includes the product mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended
	March 31,
(in millions)	2022	2021
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$616	$576
ETFs	1,158	1,068
Non-ETF Index	187	176
Equity subtotal	1,961	1,820
Fixed income:
Active	534	525
ETFs	289	295
Non-ETF Index	118	113
Fixed income subtotal	941	933
Multi-asset	359	328
Alternatives:
Illiquid alternatives	179	168
Liquid alternatives	167	147
Currency and commodities(1)	56	53
Alternatives subtotal	402	368
Long-term	3,663	3,449
Cash management	170	143
Total investment advisory, administration fees and securities lending revenue	3,833	3,592
Investment advisory performance fees:
Equity	12	26
Fixed income	9	14
Multi-asset	5	8
Alternatives:
Illiquid alternatives	37	7
Liquid alternatives	35	74
Alternatives subtotal	72	81
Total performance fees	98	129
Technology services revenue	341	306
Distribution fees:
Retrocessions	279	238
12b-1 fees (US mutual fund distribution fees)	88	85
Other	14	17
Total distribution fees	381	340
Advisory and other revenue:
Advisory	16	15
Other	30	16
Total advisory and other revenue	46	31
Total revenue	$4,699	$4,398

_____________________________________________________________

(1)      Amounts include commodity ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended
	March 31,
(in millions)	2022	2021
By client type:
Retail	$1,224	$1,125
ETFs	1,501	1,417
Institutional:
Active	675	650
Index	263	257
Total institutional	938	907
Long-term	3,663	3,449
Cash management	170	143
Total	$3,833	$3,592

By investment style:
Active	$1,851	$1,739
Index and ETFs	1,812	1,710
Long-term	3,663	3,449
Cash management	170	143
Total	$3,833	$3,592

Investment advisory and administration fees – remaining performance obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2022 and 2021:

March 31, 2022

	Remainder of
(in millions)	2022	2023	2024	2025	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$130	$159	$96	$58	$38	$481

March 31, 2021

	Remainder of
(in millions)	2021	2022	2023	2024	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$118	$154	$122	$75	$47	$516

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at March 31, 2022 and 2021. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Beginning balance	$1,508	$584
Net increase (decrease) in unrealized allocations	223	166
Performance fee revenue recognized	(32)	(2)
Ending balance	$1,699	$748

Technology services revenue – remaining performance obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2022 and 2021:

March 31, 2022

	Remainder of
(in millions)	2022	2023	2024	2025	Thereafter	Total
Technology services revenue(1)(2)	$92	$60	$37	$22	$18	$229

March 31, 2021

	Remainder of
(in millions)	2021	2022	2023	2024	Thereafter	Total
Technology services revenue(1)(2)	$90	$64	$37	$17	$11	$219

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of March 31, 2022, the estimated fixed minimum fees for the remainder of the year approximated $620 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three months ended March 31, 2022 and 2021, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Beginning balance	$122	$123
Additions (1)	22	18
Revenue recognized that was included in the beginning balance	(31)	(30)
Ending balance	$113	$111

(1)	Amounts are net of revenue recognized.

17. Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the three months ended March 31, 2022 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2021	2,183,017	$586.45
Granted	714,261	$833.19
Converted	(810,541)	$497.24
Forfeited	(10,683)	$655.32
March 31, 2022	2,076,054	$705.81

In January 2022, the Company granted 498,633 RSUs or shares of restricted stock to employees as part of 2021 annual incentive compensation that vest ratably over three years from the date of grant and 197,817 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2025. The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during the three months ended March 31, 2022 was $595 million.

At March 31, 2022, the intrinsic value of outstanding RSUs was $1.6 billion, reflecting a closing stock price of $764.17.

At March 31, 2022, total unrecognized stock-based compensation expense related to unvested RSUs was $906 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.6 years.

Performance-Based RSUs.

Performance-based RSU activity for the three months ended March 31, 2022 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2021	668,805	$533.48
Granted	143,846	$820.28
Additional shares granted due to attainment of performance measures	111,991	$410.32
Converted	(385,134)	$410.32
March 31, 2022	539,508	$672.31

In January 2022, the Company granted 143,846 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2025. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2022, the Company granted 111,991 additional RSUs to certain employees based on the attainment of Company performance measures during the performance period.

The Company initially values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the three months ended March 31, 2022 was $164 million.

At March 31, 2022, the intrinsic value of outstanding performance-based RSUs was $412 million, reflecting a closing stock price of $764.17.

At March 31, 2022, total unrecognized stock-based compensation expense related to unvested performance-based awards was $240 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.7 years.

See Note 18, Stock-Based Compensation, in the 2021 Form 10-K for more information on performance-based RSUs.

Performance-based Stock Options.

Stock options outstanding at both March 31, 2022 and December 31, 2021 were 1,817,923 with a weighted-average exercise price of $513.50.

Vesting of the performance-based stock options is contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. If both hurdles are achieved, the award will vest in three equal installments at the end of 2022, 2023 and 2024, respectively. Both hurdles were achieved as of March 31, 2022. Vested options are exercisable for up to nine years following the grant date. The awards are generally forfeited if the employee leaves the Company before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period.

At March 31, 2022, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $39 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.7 years. At March 31, 2022, the weighted-average remaining life of the awards is approximately 4.7 years.

See Note 18, Stock-Based Compensation, in the 2021 Form 10-K for more information on performance-based stock options.

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

At March 31, 2022, the Company was required to maintain approximately $2.3 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

19. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Beginning balance	$(550)	$(337)
Foreign currency translation adjustments(1)	(125)	(74)
Ending balance	$(675)	$(411)

(1)

Amounts for the three months ended March 31, 2022 and 2021 include gains from a net investment hedge of $13 million (net of tax expense of $4 million) and $26 million (net of tax expense of $8 million), respectively.

20. Capital Stock

Share Repurchases.  During the three months ended March 31, 2022, the Company repurchased 0.6 million common shares under the Company’s existing share repurchase program for approximately $500 million. At March 31, 2022, there were approximately 3 million shares still authorized to be repurchased under the program.

21. Income Taxes

Income tax expense for the three months ended March 31, 2022 included $133 million of discrete tax benefits related to stock-based compensation awards that vested in the first quarter of 2022 and the resolution of certain outstanding tax matters. In addition, income tax expense for the three months ended March 31, 2022 included $18 million of net noncash tax benefits related to the revaluation of certain deferred income tax liabilities.

Income tax expense for the three months ended March 31, 2021 included $39 million of discrete tax benefits related to stock-based compensation awards.

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2022 and 2021 under the treasury stock method:

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2022	2021
Net income attributable to BlackRock, Inc.	$1,436	$1,199
Basic weighted-average shares outstanding	151,732,845	152,567,453
Dilutive effect of:
Nonparticipating RSUs	1,229,694	1,284,020
Stock options	567,856	$450,339
Total diluted weighted-average shares outstanding	153,530,395	154,301,812
Basic earnings per share	$9.46	$7.86
Diluted earnings per share	$9.35	$7.77

For the three months ended March 31, 2022, 443,223 RSUs were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. The amount of anti-dilutive RSUs was immaterial for the three months ended March 31, 2021. Certain performance-based RSUs were excluded from the diluted EPS calculation because the designated contingency was not met for the three months ended March 31, 2022 and 2021, respectively.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three months ended March 31, 2022 and 2021 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended
(in millions)	March 31,
Revenue	2022	2021
Americas	$3,089	$2,810
Europe	1,396	1,387
Asia-Pacific	214	201
Total revenue	$4,699	$4,398

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at March 31, 2022 and December 31, 2021 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	March 31,	December 31,
Long-lived Assets	2022	2021
Americas	$14,770	$14,675
Europe	1,334	1,341
Asia-Pacific	96	97
Total long-lived assets	$16,200	$16,113

Americas is primarily comprised of the United States, Latin America and Canada, while Europe is primarily comprised of the United Kingdom, the Netherlands, Switzerland, France, Ireland and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

24. Subsequent Events

In April 2022, the Company announced a minority investment and strategic partnership with Circle Internet Financial (“Circle”), a global internet payments and treasury infrastructure firm. Circle is the issuer of USD Coin (USDC), a dollar-based, fully reserved stablecoin. The investment is expected to close in the second quarter of 2022, subject to customary closing conditions, and is not material to the Company’s condensed consolidated financial statements.

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) a pandemic or health crisis, including the COVID-19 pandemic, and its continued impact on financial institutions, the global economy or capital markets, as well as BlackRock’s products, clients, vendors and employees, and BlackRock’s results of operations, the full extent of which may be unknown; (2) the introduction, withdrawal, success and timing of business initiatives and strategies; (3) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (4) the relative and absolute investment performance of BlackRock’s investment products; (5) BlackRock’s ability to develop new products and services that address client preferences; (6) the impact of increased competition; (7) the impact of future acquisitions or divestitures; (8) BlackRock’s ability to integrate acquired businesses successfully; (9) the unfavorable resolution of legal proceedings; (10) the extent and timing of any share repurchases; (11) the impact, extent and timing of technological changes and the adequacy of intellectual property, data, information and cybersecurity protection; (12) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (13) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to BlackRock; (14) changes in law and policy and uncertainty pending any such changes; (15) any failure to effectively manage conflicts of interest; (16) damage to BlackRock’s reputation; (17) geopolitical unrest, terrorist activities, civil or international hostilities, including the military conflict between Russia and Ukraine, and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (18) climate change-related risks to BlackRock's business, products, operations and clients; (19) the ability to attract and retain highly talented professionals; (20) fluctuations in the carrying value of BlackRock’s economic investments; (21) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (22) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (23) the failure by key third-party providers of BlackRock to fulfill their obligations to the Company; (24) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (25) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded funds (“ETF”) platform; (26) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (27) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $9.6 trillion of AUM at March 31, 2022. With approximately 18,700 employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment management and technology services to institutional and retail clients worldwide.

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, ETFs, separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin, Aladdin Wealth, eFront, and Cachematrix, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

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

COVID-19 Impact

BlackRock continues to actively monitor COVID-19 developments and their potential impact on the Company’s employees, business and operations, particularly in jurisdictions where BlackRock has significant employee populations and/or business activity. The aggregate extent to which COVID-19, including existing and new variants and its continued related impact on the global economy, affects BlackRock’s business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and further duration of the pandemic and recovery period, the emergence and spread of additional variants of the COVID-19 virus, the continuing prevalence of severe, unconstrained and/or escalating rates of infection in certain countries and regions, and the availability, adoption and efficacy of treatments and vaccines and future actions taken by governmental authorities, central banks, and other third parties in response to the pandemic. See Part I, Item 1A - Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 25, 2022 (“2021 Form 10-K”), for further information on the possible future impact of the COVID-19 pandemic on BlackRock’s business, results of operations and financial condition.

EXECUTIVE SUMMARY

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2022	2021
GAAP basis:
Total revenue	$4,699	$4,398
Total expense	2,935	2,853
Operating income	$1,764	$1,545
Operating margin	37.5%	35.1%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(65)	(28)
Income tax expense	263	318
Net income attributable to BlackRock	$1,436	$1,199
Diluted earnings per common share	$9.35	$7.77
Effective tax rate	15.5%	20.9%
As adjusted(1):
Operating income	$1,822	$1,599
Operating margin	44.2%	45.8%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$(65)	$(28)
Net income attributable to BlackRock	$1,462	$1,240
Diluted earnings per common share	$9.52	$8.04
Effective tax rate	16.8%	20.9%
Other:
Assets under management (end of period)	$9,569,513	$9,007,411
Diluted weighted-average common shares outstanding	153,530,395	154,301,812
Shares outstanding (end of period)	151,725,643	152,635,930
Book value per share(2)	$247.08	$231.79
Cash dividends declared and paid per share	$4.88	$4.13

(1)

As adjusted items are described in more detail in Non-GAAP Financial Measures. Beginning in the first quarter of 2022, BlackRock updated the definitions of operating income, as adjusted, operating margin, as adjusted, and net income attributable to BlackRock, Inc., as adjusted, to include new adjustments. Such measures have been recast for 2021 to reflect the inclusion of such new adjustments. For further information, refer to the Current Report on Form 8-K furnished on April 13, 2022.

(2)	Total BlackRock stockholders’ equity divided by total shares outstanding at March 31 of the respective period-end.

THREE MONTHS ENDED MARCH 31, 2022 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2021

GAAP.   Operating income of $1,764 million increased $219 million and operating margin of 37.5% increased 240 bps from the first quarter of 2021. Increases in operating income and operating margin reflected strong organic growth and higher technology services revenue, partially offset by lower performance fees and higher expense, primarily driven by higher employee compensation and benefits expense. Operating income and operating margin also reflected the impact of $178 million of product launch costs in the first quarter of 2021.

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) decreased $37 million from the first quarter of 2021, driven primarily by mark-to-market losses on the Company’s un-hedged seed capital investments.

First quarter 2022 income tax expense included $133 million of discrete tax benefits related to stock-based compensation awards that vested in the first quarter and the resolution of certain outstanding tax matters. First quarter 2021 income tax expense included $39 million of discrete tax benefits related to stock-based compensation awards. In addition, first quarter 2022 income tax expense included $18 million of net noncash tax benefits related to the revaluation of certain deferred income tax liabilities.

Earnings per diluted common share increased $1.58, or 20%, from the first quarter of 2021, primarily reflecting higher operating income, a lower effective tax rate and a lower diluted share count, partially offset by lower nonoperating income in the current quarter. The increase in earnings per diluted common share also included the impact of $178 million of product launch costs incurred in the first quarter of 2021.

As Adjusted.  Operating income of $1,822 million increased $223 million and operating margin of 44.2% decreased 160 bps from the first quarter of 2021. The impact of product launch costs has been excluded from as adjusted operating margin for the first quarter of 2021.

Earnings per diluted common share increased $1.48, or 18%, from the first quarter of 2021, primarily due to higher operating income, a lower effective tax rate, and a lower diluted share count, partially offset by lower nonoperating income, in the current quarter. Income tax expense, as adjusted, for the first quarter of 2022 excluded $18 million of net noncash tax benefits described above.

See Non-GAAP Financial Measures for further information on as adjusted items and the reconciliation to accounting principles generally accepted in the United States (“GAAP”). Beginning in the first quarter of 2022, BlackRock updated the definitions of operating income, as adjusted, operating margin, as adjusted, and net income attributable to BlackRock, Inc., as adjusted, to include new adjustments. Such measures have been recast for 2021 to reflect the inclusion of such new adjustments. For further information, refer to the Current Report on Form 8-K furnished on April 13, 2022.

For further discussion of BlackRock’s revenue, expense, nonoperating results and income tax expense, see Discussion of Financial Results herein.

NON-GAAP FINANCIAL MEASURES

BlackRock reports its financial results in accordance with GAAP; however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and considers them to be helpful, for both management and investors, in evaluating BlackRock’s financial performance over time. Management also uses non-GAAP financial measures as a benchmark to compare its performance with other companies and to enhance comparability for the reporting periods presented. Non-GAAP measures may pose limitations because they do not include all of BlackRock’s revenue and expense. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Non-GAAP measures may not be comparable to other similarly titled measures of other companies.

Management uses both GAAP and non-GAAP financial measures in evaluating BlackRock’s financial performance.  Adjustments to GAAP financial measures (“non-GAAP adjustments”) include certain items management deems nonrecurring or that occur infrequently, transactions that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow.

Beginning in the first quarter of 2022, the Company updated its definition of operating income, as adjusted, operating margin, as adjusted, and net income attributable to BlackRock, Inc., as adjusted, to include adjustments related to amortization of intangible assets, other acquisition-related costs, including compensation costs for nonrecurring retention-related deferred compensation, and contingent consideration fair value adjustments incurred in connection with certain acquisitions. Such measures have been recast for 2021 to reflect the inclusion of such new adjustments. For further information, refer to the Current Report on Form 8-K furnished on April 13, 2022.

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating income, GAAP basis	$1,764	$1,545
Non-GAAP expense adjustments:
Amortization of intangible assets	38	34
Acquisition-related compensation costs	7	17
Contingent consideration fair value adjustments	1	3
Lease cost - Hudson Yards	12	—
Operating income, as adjusted	1,822	1,599
Product launch costs and commissions	—	185
Operating income used for operating margin measurement	$1,822	$1,784
Revenue, GAAP basis	$4,699	$4,398
Non-GAAP adjustments:
Distribution fees	(381)	(340)
Investment advisory fees	(193)	(165)
Revenue used for operating margin measurement	$4,125	$3,893
Operating margin, GAAP basis	37.5%	35.1%
Operating margin, as adjusted	44.2%	45.8%

Management believes operating income, as adjusted, and operating margin, as adjusted, are effective indicators of BlackRock’s financial performance over time, and, therefore, provide useful disclosure to investors. Management believes that operating margin, as adjusted, reflects the Company’s long-term ability to manage ongoing costs in relation to its revenues. The Company uses operating margin, as adjusted, to assess the Company’s financial performance, to determine the long-term and annual compensation of the Company’s senior-level employees and to evaluate the Company’s relative performance against industry peers. Furthermore, this metric eliminates margin variability arising from the accounting of revenues and expenses related to distributing different product structures in multiple distribution channels utilized by asset managers.

•

Operating income, as adjusted, includes non-GAAP expense adjustments. Beginning in the first quarter of 2022, the Company updated its definition of operating income, as adjusted, to include adjustments related to amortization of intangible assets, other acquisition-related costs, including compensation costs for nonrecurring retention-related deferred compensation, and contingent consideration fair value adjustments incurred in connection with certain acquisitions. Management believes excluding the impact of these expenses when calculating operating income, as adjusted, provides a helpful indication of the Company’s financial performance over time, thereby providing helpful information for both management and investors while also increasing comparability with other companies.  In addition, as previously reported in 2021, the Company recorded expense related to the lease of office space for its future headquarters located at 50 Hudson Yards in New York (“Lease cost – Hudson Yards”) from August 2021. While the Company expects to begin to occupy the new office space in late 2022 (and begin cash lease payments in May 2023), the Company was required to record lease expense when it obtained access to the building to begin its tenant improvements.  As a result, the Company is recognizing lease expense for both its current and future headquarters until its current headquarters lease expires in April 2023.  Management believes removing Lease cost – Hudson Yards when calculating operating income, as adjusted, is useful to assess the Company’s financial performance and enhances comparability among periods presented.

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

(2) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended
	March 31,
(in millions, except per share data)	2022	2021
Net income attributable to BlackRock, Inc., GAAP basis	$1,436	$1,199
Non-GAAP adjustments:
Amortization of intangible assets, net of tax	29	26
Acquisition-related compensation costs, net of tax	5	13
Contingent consideration fair value adjustments, net of tax	1	2
Lease cost - Hudson Yards, net of tax	9	—
Income tax matters	(18)	—
Net income attributable to BlackRock, Inc., as adjusted	$1,462	$1,240
Diluted weighted-average common shares outstanding	153.5	154.3
Diluted earnings per common share, GAAP basis	$9.35	$7.77
Diluted earnings per common share, as adjusted	$9.52	$8.04
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

See note (1) above regarding operating income, as adjusted, and operating margin, as adjusted, for information on the updated presentation of non-GAAP expense adjustments related to amortization of intangible assets, other acquisition-related costs, including compensation costs for nonrecurring retention-related deferred compensation, and contingent consideration fair value adjustments incurred in connection with certain acquisitions, as well as previously reported Lease cost – Hudson Yards.

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2022	2021	2021	2022	2022
Retail	$989,123	$1,040,053	$934,177	$10,164	$75,745
ETFs	3,150,496	3,267,354	2,813,524	56,207	293,253
Institutional:
Active	1,676,167	1,756,717	1,524,430	16,398	168,932
Index	3,019,763	3,181,652	3,009,150	30,975	(97,957)
Institutional subtotal	4,695,930	4,938,369	4,533,580	47,373	70,975
Long-term	8,835,549	9,245,776	8,281,281	113,744	439,973
Cash management	724,939	755,057	703,916	(27,095)	27,759
Advisory(1)	9,025	9,310	22,214	(285)	(13,356)
Total	$9,569,513	$10,010,143	$9,007,411	$86,364	$454,376

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2022	2021	2021	2022	2022
Active	$2,479,139	$2,606,325	$2,297,642	$20,040	$227,822
Index and ETFs	6,356,410	6,639,451	5,983,639	93,704	212,151
Long-term	8,835,549	9,245,776	8,281,281	113,744	439,973
Cash management	724,939	755,057	703,916	(27,095)	27,759
Advisory(1)	9,025	9,310	22,214	(285)	(13,356)
Total	$9,569,513	$10,010,143	$9,007,411	$86,364	$454,376

AUM and Net Inflows (Outflows) by Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2022	2021	2021	2022	2022
Equity	$5,119,044	$5,342,360	$4,745,781	$76,024	$127,844
Fixed income	2,645,871	2,822,041	2,620,460	7,522	177,020
Multi-asset	785,181	816,494	677,372	17,672	101,751
Alternatives:
Illiquid alternatives	109,141	102,579	92,207	3,873	13,769
Liquid alternatives	87,326	87,348	76,266	1,908	10,880
Currency and commodities(2)	88,986	74,954	69,195	6,745	8,709
Alternatives subtotal	285,453	264,881	237,668	12,526	33,358
Long-term	8,835,549	9,245,776	8,281,281	113,744	439,973
Cash management	724,939	755,057	703,916	(27,095)	27,759
Advisory(1)	9,025	9,310	22,214	(285)	(13,356)
Total	$9,569,513	$10,010,143	$9,007,411	$86,364	$454,376

(1)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(2)	Amounts include commodity ETFs.

Component Changes in AUM for the Three Months Ended March 31, 2022

The following table presents the component changes in AUM by client type and product type for the three months ended March 31, 2022.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Retail:
Equity	$471,937	$6,202	$(29,379)	$(2,717)	$446,043	$448,767
Fixed income	365,306	(1,896)	(18,752)	(946)	343,712	353,889
Multi-asset	155,461	2,978	(8,685)	(274)	149,480	151,053
Alternatives	47,349	2,880	(196)	(145)	49,888	48,585
Retail subtotal	1,040,053	10,164	(57,012)	(4,082)	989,123	1,002,294
ETFs:
Equity	2,447,248	41,170	(135,834)	(2,163)	2,350,421	2,356,531
Fixed income	745,373	8,150	(39,128)	(1,628)	712,767	723,773
Multi-asset	9,119	69	(491)	19	8,716	8,747
Alternatives	65,614	6,818	6,173	(13)	78,592	70,614
ETFs subtotal	3,267,354	56,207	(169,280)	(3,785)	3,150,496	3,159,665
Institutional:
Active:
Equity	199,980	1,831	(11,743)	(1,246)	188,822	191,121
Fixed income	767,402	(2,893)	(43,230)	(3,054)	718,225	743,349
Multi-asset	642,951	14,131	(35,697)	(3,542)	617,843	625,565
Alternatives	146,384	3,329	2,091	(527)	151,277	149,754
Active subtotal	1,756,717	16,398	(88,579)	(8,369)	1,676,167	1,709,789
Index:
Equity	2,223,195	26,821	(101,545)	(14,713)	2,133,758	2,127,884
Fixed income	943,960	4,161	(57,212)	(19,742)	871,167	911,671
Multi-asset	8,963	494	(198)	(117)	9,142	8,726
Alternatives	5,534	(501)	756	(93)	5,696	5,517
Index subtotal	3,181,652	30,975	(158,199)	(34,665)	3,019,763	3,053,798
Institutional subtotal	4,938,369	47,373	(246,778)	(43,034)	4,695,930	4,763,587
Long-term	9,245,776	113,744	(473,070)	(50,901)	8,835,549	8,925,546
Cash management	755,057	(27,095)	(628)	(2,395)	724,939	734,531
Advisory(3)	9,310	(285)	-	-	9,025	9,125
Total	$10,010,143	$86,364	$(473,698)	$(53,296)	$9,569,513	$9,669,202

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.

The following table presents the component changes in AUM by investment style and product type for the three months ended March 31, 2022.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Active:
Equity	$507,103	$1,999	$(33,529)	$(2,724)	$472,849	$479,629
Fixed income	1,107,085	(5,277)	(60,478)	(3,517)	1,037,813	1,072,960
Multi-asset	798,404	17,109	(44,381)	(3,817)	767,315	776,610
Alternatives	193,733	6,209	1,892	(672)	201,162	198,338
Active subtotal	2,606,325	20,040	(136,496)	(10,730)	2,479,139	2,527,537
Index and ETFs:
ETFs:
Equity	2,447,248	41,170	(135,834)	(2,163)	2,350,421	2,356,531
Fixed income	745,373	8,150	(39,128)	(1,628)	712,767	723,773
Multi-asset	9,119	69	(491)	19	8,716	8,747
Alternatives	65,614	6,818	6,173	(13)	78,592	70,614
ETFs subtotal	3,267,354	56,207	(169,280)	(3,785)	3,150,496	3,159,665
Non-ETF Index:
Equity	2,388,009	32,855	(109,138)	(15,952)	2,295,774	2,288,143
Fixed income	969,583	4,649	(58,716)	(20,225)	895,291	935,949
Multi-asset	8,971	494	(199)	(116)	9,150	8,734
Alternatives	5,534	(501)	759	(93)	5,699	5,518
Non-ETF Index subtotal	3,372,097	37,497	(167,294)	(36,386)	3,205,914	3,238,344
Index & ETFs subtotal	6,639,451	93,704	(336,574)	(40,171)	6,356,410	6,398,009
Long-term	9,245,776	113,744	(473,070)	(50,901)	8,835,549	8,925,546
Cash management	755,057	(27,095)	(628)	(2,395)	724,939	734,531
Advisory(3)	9,310	(285)	-	-	9,025	9,125
Total	$10,010,143	$86,364	$(473,698)	$(53,296)	$9,569,513	$9,669,202

The following table presents the component changes in AUM by product type for the three months ended March 31, 2022.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Equity	$5,342,360	$76,024	$(278,501)	$(20,839)	$5,119,044	$5,124,303
Fixed income	2,822,041	7,522	(158,322)	(25,370)	2,645,871	2,732,682
Multi-asset	816,494	17,672	(45,071)	(3,914)	785,181	794,091
Alternatives:
Illiquid alternatives	102,579	3,873	3,208	(519)	109,141	106,925
Liquid alternatives	87,348	1,908	(1,859)	(71)	87,326	87,196
Currency and commodities(4)	74,954	6,745	7,475	(188)	88,986	80,349
Alternatives subtotal	264,881	12,526	8,824	(778)	285,453	274,470
Long-term	9,245,776	113,744	(473,070)	(50,901)	8,835,549	8,925,546
Cash management	755,057	(27,095)	(628)	(2,395)	724,939	734,531
Advisory(3)	9,310	(285)	-	-	9,025	9,125
Total	$10,010,143	$86,364	$(473,698)	$(53,296)	$9,569,513	$9,669,202

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(4)	Amounts include commodity ETFs.

AUM decreased $441 billion to $9.57 trillion at March 31, 2022, driven by net market depreciation and the negative impact of foreign exchange movements, partially offset by positive net inflows.

Long-term net inflows of $114 billion were comprised of net inflows of $56 billion, $47 billion and $10 billion into ETFs, institutional and retail, respectively. Net flows in long-term products are described below.

•

ETFs net inflows of $56 billion reflected growth from each of our major product categories, including core equity, sustainable and commodity ETFs. Equity net inflows of $41 billion were driven by both US and international equity market exposures. Fixed income net inflows of $8 billion reflected demand for treasuries, short duration inflation-linked, sustainable, municipal bond, and broad bond market ETFs.

•	Institutional active net inflows of $16 billion were led by continued growth in LifePath® target-date, alternatives and systematic active equity offerings.
•	Institutional index net inflows of $31 billion were led by $27 billion of equity net inflows and included approximately $70 billion from two large institutional clients.
•	Retail net inflows of $10 billion were positive in both the US and internationally, and reflected strength in equity, active multi-asset and liquid alternative funds.

Cash management AUM decreased to $725 billion, due to net outflows of $27 billion from offshore prime and US government money market funds.

Net market depreciation of $474 billion was primarily driven by global equity and fixed income market depreciation.

AUM decreased $53 billion due to the negative impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the British pound, the Japanese yen and the Euro.

Component Changes in AUM for the Twelve Months Ended March 31, 2022

The following table presents the component changes in AUM by client type and product type for the twelve months ended March 31, 2022.

	March 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Retail:
Equity	$407,715	$33,928	$10,287	$(5,887)	$446,043	$446,567
Fixed income	349,640	18,177	(21,686)	(2,419)	343,712	357,330
Multi-asset	139,115	11,562	(568)	(629)	149,480	149,461
Alternatives	37,707	12,078	409	(306)	49,888	44,551
Retail subtotal	934,177	75,745	(11,558)	(9,241)	989,123	997,909
ETFs:
Equity	2,077,818	197,603	83,560	(8,560)	2,350,421	2,288,811
Fixed income	667,829	85,404	(36,053)	(4,413)	712,767	710,392
Multi-asset	6,958	1,769	(13)	2	8,716	8,120
Alternatives	60,919	8,477	9,228	(32)	78,592	67,029
ETFs subtotal	2,813,524	293,253	56,722	(13,003)	3,150,496	3,074,352
Institutional:
Active:
Equity	176,081	7,468	8,021	(2,748)	188,822	186,121
Fixed income	692,474	59,043	(26,264)	(7,028)	718,225	726,296
Multi-asset	522,220	88,628	17,578	(10,583)	617,843	598,147
Alternatives	133,655	13,793	5,162	(1,333)	151,277	142,739
Active subtotal	1,524,430	168,932	4,497	(21,692)	1,676,167	1,653,303
Index:
Equity	2,084,167	(111,155)	191,838	(31,092)	2,133,758	2,143,929
Fixed income	910,517	14,396	(16,287)	(37,459)	871,167	933,864
Multi-asset	9,079	(208)	511	(240)	9,142	9,471
Alternatives	5,387	(990)	1,456	(157)	5,696	5,625
Index subtotal	3,009,150	(97,957)	177,518	(68,948)	3,019,763	3,092,889
Institutional subtotal	4,533,580	70,975	182,015	(90,640)	4,695,930	4,746,192
Long-term	8,281,281	439,973	227,179	(112,884)	8,835,549	8,818,453
Cash management	703,916	27,759	(1,640)	(5,096)	724,939	728,633
Advisory(3)	22,214	(13,356)	160	7	9,025	13,606
Total	$9,007,411	$454,376	$225,699	$(117,973)	$9,569,513	$9,560,692

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended March 31, 2022.

	March 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Active:
Equity	$443,780	$29,750	$5,568	$(6,249)	$472,849	$477,970
Fixed income	1,021,168	72,016	(46,740)	(8,631)	1,037,813	1,060,789
Multi-asset	661,333	100,186	17,008	(11,212)	767,315	747,602
Alternatives	171,361	25,870	5,570	(1,639)	201,162	187,289
Active subtotal	2,297,642	227,822	(18,594)	(27,731)	2,479,139	2,473,650
Index and ETFs:
ETFs:
Equity	2,077,818	197,603	83,560	(8,560)	2,350,421	2,288,811
Fixed income	667,829	85,404	(36,053)	(4,413)	712,767	710,392
Multi-asset	6,958	1,769	(13)	2	8,716	8,120
Alternatives	60,919	8,477	9,228	(32)	78,592	67,029
ETFs subtotal	2,813,524	293,253	56,722	(13,003)	3,150,496	3,074,352
Non-ETF Index:
Equity	2,224,183	(99,509)	204,578	(33,478)	2,295,774	2,298,647
Fixed income	931,463	19,600	(17,497)	(38,275)	895,291	956,701
Multi-asset	9,081	(204)	513	(240)	9,150	9,477
Alternatives	5,388	(989)	1,457	(157)	5,699	5,626
Non-ETF Index subtotal	3,170,115	(81,102)	189,051	(72,150)	3,205,914	3,270,451
Index & ETFs subtotal	5,983,639	212,151	245,773	(85,153)	6,356,410	6,344,803
Long-term	8,281,281	439,973	227,179	(112,884)	8,835,549	8,818,453
Cash management	703,916	27,759	(1,640)	(5,096)	724,939	728,633
Advisory(3)	22,214	(13,356)	160	7	9,025	13,606
Total	$9,007,411	$454,376	$225,699	$(117,973)	$9,569,513	$9,560,692

The following table presents the component changes in AUM by product type for the twelve months ended March 31, 2022.

	March 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Equity	$4,745,781	$127,844	$293,706	$(48,287)	$5,119,044	$5,065,428
Fixed income	2,620,460	177,020	(100,290)	(51,319)	2,645,871	2,727,882
Multi-asset	677,372	101,751	17,508	(11,450)	785,181	765,199
Alternatives:
Illiquid alternatives	92,207	13,769	4,356	(1,191)	109,141	99,781
Liquid alternatives	76,266	10,880	480	(300)	87,326	83,773
Currency and commodities(4)	69,195	8,709	11,419	(337)	88,986	76,390
Alternatives subtotal	237,668	33,358	16,255	(1,828)	285,453	259,944
Long-term	8,281,281	439,973	227,179	(112,884)	8,835,549	8,818,453
Cash management	703,916	27,759	(1,640)	(5,096)	724,939	728,633
Advisory(3)	22,214	(13,356)	160	7	9,025	13,606
Total	$9,007,411	$454,376	$225,699	$(117,973)	$9,569,513	$9,560,692

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(4)	Amounts include commodity ETFs.

AUM increased $562 billion to $9.57 trillion at March 31, 2022, driven by positive net inflows and net market appreciation, partially offset by the negative impact of foreign exchange movements.

Long-term net inflows of $440 billion were comprised of net inflows of $293 billion, $76 billion and $71 billion from ETFs, retail and institutional, respectively. Net flows in long-term products are described below.

•

ETFs net inflows of $293 billion reflected positive flows across core equity, strategic and precision ETFs, and across asset classes. Equity net inflows of $198 billion were driven by both US and international equity market exposures. Fixed income net inflows of $85 billion were led by flows into treasuries, inflation-protected, municipal and core bond ETFs. By region, ETFs net inflows were diversified with $189 billion of net inflows in US-listed ETFs and $86 billion of net inflows in European-listed ETFs.

•

Institutional active net inflows of $169 billion included the previously disclosed impact of a significant   outsourced chief investment officer (“OCIO”) mandate from a UK pension client in the second quarter of 2021 as well as a more recent significant active fixed income mandate from an insurance client and an OCIO mandate from an Asia-Pacific client. Net inflows also reflected continued growth in LifePath target-date funds, illiquid alternatives and active equity strategies.

•

Institutional index net outflows of $98 billion included the previously discussed impact of a $58 billion low-fee institutional index redemption in the second quarter of 2021, as well as approximately $70 billion of net inflows from two large institutional clients in the first quarter of 2022. Equity net outflows of $111 billion were partially offset by fixed income net inflows of $14 billion.

•

Retail net inflows of $76 billion included net inflows of $45 billion and $31 billion in the US and internationally, respectively. Retail net inflows reflected strength in thematic and global equity and US growth equity funds, natural resources, unconstrained, municipal and total return fixed income funds, multi-asset and alternatives funds.

Cash management AUM increased to $725 billion, driven by net inflows of $28 billion.

Net market appreciation of $226 billion was driven by global equity market appreciation.

AUM decreased $118 billion due to the negative impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar, largely against the British pound, Euro and Japanese yen.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three months ended March 31, 2022 and 2021 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

Revenue

The table below presents detail of revenue for the three months ended March 31, 2022 and 2021 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended
	March 31,
(in millions)	2022	2021
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$616	$576
ETFs	1,158	1,068
Non-ETF Index	187	176
Equity subtotal	1,961	1,820
Fixed income:
Active	534	525
ETFs	289	295
Non-ETF Index	118	113
Fixed income subtotal	941	933
Multi-asset	359	328
Alternatives:
Illiquid alternatives	179	168
Liquid alternatives	167	147
Currency and commodities(1)	56	53
Alternatives subtotal	402	368
Long-term	3,663	3,449
Cash management	170	143
Total investment advisory, administration fees and securities lending revenue	3,833	3,592
Investment advisory performance fees:
Equity	12	26
Fixed income	9	14
Multi-asset	5	8
Alternatives:
Illiquid alternatives	37	7
Liquid alternatives	35	74
Alternatives subtotal	72	81
Total performance fees	98	129
Technology services revenue	341	306
Distribution fees:
Retrocessions	279	238
12b-1 fees (US mutual fund distribution fees)	88	85
Other	14	17
Total distribution fees	381	340
Advisory and other revenue:
Advisory	16	15
Other	30	16
Total advisory and other revenue	46	31
Total revenue	$4,699	$4,398

(1)	Amounts include commodity ETFs.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended March 31,
	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)
	2022	2021	2022	2021
Equity:
Active	16%	16%	5%	5%
ETFs	30%	30%	24%	23%
Non-ETF Index	5%	5%	24%	24%
Equity subtotal	51%	51%	53%	52%
Fixed income:
Active	14%	15%	11%	10%
ETFs	8%	8%	7%	8%
Non-ETF Index	3%	3%	10%	11%
Fixed income subtotal	25%	26%	28%	29%
Multi-asset	9%	9%	8%	8%
Alternatives:
Illiquid alternatives	5%	5%	1%	1%
Liquid alternatives	4%	4%	1%	1%
Currency and commodities(2)	2%	1%	1%	1%
Alternatives subtotal	11%	10%	3%	3%
Long-term	96%	96%	92%	92%
Cash management	4%	4%	8%	8%
Total excluding Advisory AUM	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Amounts include commodity ETFs.

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Revenue increased $301 million, or 7%, from the three months ended March 31, 2021, driven by strong organic growth and 11% growth in technology services revenue, partially offset by lower performance fees.

Investment advisory, administration fees and securities lending revenue of $3,833 million increased $241 million from $3,592 million for the three months ended March 31, 2021, primarily driven by strong organic base fee growth. Securities lending revenue of $138 million increased from $127 million from the three months ended March 31, 2021, primarily reflecting higher spreads and higher average balances of securities on loan.

Investment advisory performance fees of $98 million decreased $31 million from $129 million for the three months ended March 31, 2021, primarily reflecting lower revenue from liquid alternative and long-only products, partially offset by higher revenue from illiquid alternative products.

Technology services revenue of $341 million increased $35 million from $306 million for the three months ended March 31, 2021, primarily reflecting higher revenue from Aladdin.

Expense

	Three Months Ended
	March 31,
(in millions)	2022	2021
Expense:
Employee compensation and benefits	$1,498	$1,409
Distribution and servicing costs:
Retrocessions	279	238
12b-1 costs	86	83
Other	209	184
Total distribution and servicing costs	574	505
Direct fund expense	329	320
General and administration expense:
Marketing and promotional	60	35
Occupancy and office related	99	79
Portfolio services	69	65
Sub-advisory	22	22
Technology	145	104
Professional services	40	39
Communications	11	11
Foreign exchange remeasurement	(3)	4
Contingent consideration fair value adjustments	1	3
Product launch costs	—	178
Other general and administration	52	45
Total general and administration expense	496	585
Amortization of intangible assets	38	34
Total expense	$2,935	$2,853

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Expense increased $82 million from the three months ended March 31, 2021, largely driven by higher employee compensation and benefits expense, partially offset by a decrease in general and administration expense, reflecting the impact of product launch costs incurred in the first quarter of 2021.

Employee compensation and benefits expense increased $89 million from the three months ended March 31, 2021, reflecting higher base compensation, partially offset by lower incentive compensation, driven in part by the lower mark-to-market impact of certain deferred compensation programs.

General and administration expense decreased $89 million from the three months ended March 31, 2021, primarily driven by $178 million of product launch costs incurred in the first quarter of 2021, partially offset by higher technology and marketing and promotional expense. The increase also reflected higher occupancy and office related expense, including $12 million of noncash occupancy expense related to the lease of office space for the Company’s future headquarters located at 50 Hudson Yards in New York (“Lease cost – Hudson Yards”), which it expects to begin to occupy in late 2022 (and begin lease payments in May 2023). Lease cost – Hudson Yards has been excluded from our “as adjusted” financial results. See Non-GAAP Financial Measures for further information on as adjusted items.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Nonoperating income (expense), GAAP basis	$(138)	$46
Less: Net income (loss) attributable to NCI	(73)	74
Nonoperating income (expense), net of NCI(1)(2)	$(65)	$(28)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net gain (loss) on investments(1)(2)
Private equity	$10	$22
Real assets	13	3
Other alternatives(3)	4	13
Other investments(4)	(75)	(3)
Subtotal	(48)	35
Other gains (losses)	19	(27)
Total net gain (loss) on investments(1)(2)	(29)	8
Interest and dividend income	18	19
Interest expense	(54)	(55)
Net interest expense	(36)	(36)
Nonoperating income (expense)(1)	$(65)	$(28)

(1)	Net of net income (loss) attributable to NCI.
(2)

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, is an effective measure for reviewing BlackRock’s nonoperating results, which ultimately impacts BlackRock’s book value. See Non-GAAP Financial Measures for further information on other non-GAAP financial measures for the three months ended March 31, 2022 and 2021.

(3)	Amounts primarily include net gains (losses) related to credit funds, direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include net gains (losses) related to unhedged equity, fixed income and multi-asset seed investments.

Income Tax Expense

	GAAP		As Adjusted
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2022	2021	2022	2021
Operating income(1)	$1,764	$1,545	$1,822	$1,599
Total nonoperating income (expense)(1)(2)	$(65)	$(28)	$(65)	$(28)
Income before income taxes	$1,699	$1,517	$1,757	$1,571
Income tax expense	$263	$318	$295	$331
Effective tax rate	15.5%	20.9%	16.8%	20.9%

(1)

As adjusted items are described in more detail in Non-GAAP Financial Measures. Beginning in the first quarter of 2022, BlackRock updated the definitions of operating income, as adjusted, operating margin, as adjusted, and net income attributable to BlackRock, Inc., as adjusted, to include new adjustments. Such measures have been recast for 2021 to reflect the inclusion of such new adjustments. For further information, refer to the Current Report on Form 8-K furnished on April 13, 2022.

(2)	Net of net income (loss) attributable to NCI.

First quarter 2022 income tax expense included $133 million of discrete tax benefits related to stock-based compensation awards that vested in the first quarter and the resolution of certain outstanding tax matters.  In addition, first quarter 2022 GAAP income tax expense included $18 million of net noncash tax benefits related to the revaluation of certain deferred income tax liabilities, which was excluded from our as adjusted results, as it will not have a cash flow impact and to ensure comparability among periods presented.

First quarter 2021 income tax expense included $39 million of discrete tax benefits related to stock-based compensation awards.

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

In addition, the Company records on its condensed consolidated statements of financial condition the separate account collateral obtained under BlackRock Life Limited securities lending arrangements for which it has legal title as its own asset in addition to an equal and offsetting separate account collateral liability for the obligation to return the collateral. The collateral is not available to creditors of the Company, and the borrowers under the securities lending arrangements have no recourse to the Company’s assets.

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as variable interest entities (“VIEs”) and voting rights entities (“VREs”), (collectively, “CIPs”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2021 Form 10-K for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by CIPs to use in its operating activities. In addition, the Company cannot readily sell investments held by CIPs in order to obtain cash for use in the Company’s operations.

	March 31, 2022
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$7,262	$—	$376	$6,886
Accounts receivable	3,801	—	—	3,801
Investments	7,615	—	1,327	6,288
Separate account assets and collateral held under securities lending agreements	82,436	82,436	—	—
Operating lease right-of-use assets	1,583	—	—	1,583
Other assets(3)	6,866	—	85	6,781
Subtotal	109,563	82,436	1,788	25,339
Goodwill and intangible assets, net	33,764	—	—	33,764
Total assets	$143,327	$82,436	$1,788	$59,103
Liabilities
Accrued compensation and benefits	$1,104	$—	$—	$1,104
Accounts payable and accrued liabilities	1,451	—	—	1,451
Borrowings	7,430	—	—	7,430
Separate account liabilities and collateral liabilities under securities lending agreements	82,436	82,436	—	—
Deferred income tax liabilities(4)	2,857	—	—	2,857
Operating lease liabilities	1,842	—	—	1,842
Other liabilities	7,348	—	491	6,857
Total liabilities	104,468	82,436	491	21,541
Equity
Total BlackRock, Inc. stockholders’ equity	37,489	—	—	37,489
Noncontrolling interests	1,370	—	1,297	73
Total equity	38,859	—	1,297	37,562
Total liabilities and equity	$143,327	$82,436	$1,788	$59,103

(1)

Amounts represent segregated client assets and related liabilities, in which BlackRock has no economic interest. BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.

(2)	Amounts represent the impact of consolidating CIPs.
(3)	Amount includes property and equipment and other assets.
(4)	Amount includes approximately $4.4 billion of deferred income tax liabilities related to goodwill and intangibles.

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of March 31, 2022 and December 31, 2021 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.   Cash and cash equivalents at March 31, 2022 and December 31, 2021 included $376 million and $308 million, respectively, of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the three months ended March 31, 2022).

Investments, including the impact of CIPs, increased $353 million from December 31, 2021 (for more information see Investments herein). Goodwill and intangible assets decreased $40 million from December 31, 2021, primarily due to amortization of intangible assets. Other assets increased $3.3 billion from December 31, 2021, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities).

Liabilities.    Accrued compensation and benefits at March 31, 2022 decreased $1.8 billion from December 31, 2021, primarily due to 2021 incentive compensation cash payments in the first quarter of 2022, partially offset by 2022 incentive compensation accruals. Accounts payable and accrued liabilities at March 31, 2022 increased $54 million from December 31, 2021, primarily due to increased accruals. Other liabilities increased $3.3 billion from December 31, 2021, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets), and higher other liabilities of CIPs, including deferred carried interest liabilities. Net deferred income tax liabilities at March 31, 2022 increased $99 million from December 31, 2021, primarily due to the effects of temporary differences associated with stock-based compensation.

Investments

The Company’s investments were $7.6 billion and $7.3 billion at March 31, 2022 and December 31, 2021, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	March 31,	December 31,
(in millions)	2022	2021
Investments, GAAP	$7,615	$7,262
Investments held by CIPs	(4,916)	(4,623)
Net interest in CIPs(1)	3,589	3,391
Investments, as adjusted	6,288	6,030
Federal Reserve Bank stock	(96)	(96)
Hedged investments	(688)	(720)
Carried interest	(1,778)	(1,555)
Total “economic” investment exposure(2)	$3,726	$3,659

(1)	Amounts included $1.7 billion and $1.5 billion of carried interest (VIEs) as of March 31, 2022 and December 31, 2021, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)	Amounts exclude investments in strategic minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(in millions)	2022	2021
Equity(1)	$1,311	$1,352
Fixed income(2)	606	600
Multi-asset(3)	120	125
Alternatives:
Private equity	974	960
Real assets	306	279
Other alternatives(4)	409	343
Alternatives subtotal	1,689	1,582
Total “economic” investment exposure	$3,726	$3,659

(1)	Equity includes unhedged seed investments in equity mutual funds/strategies and equity securities.
(2)	Fixed income includes unhedged seed investments in fixed income mutual funds/strategies, bank loans and UK government securities, primarily held for regulatory purposes.
(3)	Multi-asset includes unhedged seed investments in multi-asset mutual funds/strategies.
(4)	Other alternatives primarily include co-investments in direct hedge fund strategies and hedge fund solutions.

As adjusted investment activity for the three months ended March 31, 2022 was as follows:

(in millions)	Three Months Ended March 31, 2022
Investments, as adjusted, beginning balance	$6,030
Purchases/capital contributions	392
Sales/maturities	(209)
Distributions(1)	(46)
Market appreciation(depreciation)/earnings from equity method investments	(86)
Carried interest capital allocations/(distributions)	223
Other(2)	(16)
Investments, as adjusted, ending balance	$6,288

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2021	$9,340	$308	$9,032
Net cash provided by/(used in) operating activities	(422)	(294)	(128)
Net cash provided by/(used in) investing activities	(198)	(3)	(195)
Net cash provided by/(used in) financing activities	(1,351)	365	(1,716)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(90)	—	(90)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,061)	68	(2,129)
Cash, cash equivalents and restricted cash, March 31, 2022	$7,279	$376	$6,903

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

Cash flows provided by/(used in) operating activities, excluding the impact of CIPs, primarily include the receipt of base fees, securities lending revenue, performance fees and technology services revenue, offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive and deferred compensation accrued during prior years, and income tax payments.

Cash flows used in investing activities, excluding the impact of CIPs, for the three months ended March 31, 2022 were $195 million and primarily reflected $147 million of purchases of property and equipment and $67 million of net investment purchases.

Cash flows used in financing activities, excluding the impact of CIPs, for the three months ended March 31, 2022 were $1.7 billion, primarily resulting from $0.9 billion of share repurchases, including $0.5 billion in open market transactions and $0.4 billion of employee tax withholdings related to employee stock transactions, and $0.8 billion of cash dividend payments.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
(in millions)	2022	2021
Cash and cash equivalents(1)	$7,262	$9,323
Cash and cash equivalents held by CIPs(2)	(376)	(308)
Subtotal	6,886	9,015
Credit facility – undrawn	4,700	4,400
Total liquidity resources	$11,586	$13,415

(1)

The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 40% and 50% at March 31, 2022 and December 31, 2021, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

(2)	The Company cannot readily access such cash and cash equivalents to use in its operating activities.

Total liquidity resources decreased $1.8 billion during the three months ended March 31, 2022, primarily reflecting cash payments of 2021 year-end incentive awards, share repurchases of $0.9 billion and cash dividend payments of $0.8 billion, partially offset by cash flows from other operating activities and a $300 million increase in the aggregate commitment amount under the credit facility.

A significant portion of the Company’s $6,288 million of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.  During the three months ended March 31, 2022, the Company repurchased approximately 0.6 million of common shares under the Company’s existing share repurchase program for approximately $500 million. At March 31, 2022, there were approximately 3 million shares still authorized to be repurchased under the program.

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

At both March 31, 2022 and December 31, 2021, the Company was required to maintain approximately $2.3 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Borrowings

2022 Revolving Credit Facility.   Since 2011, the Company has maintained an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2022 credit facility”).  In March 2022, the 2022 credit facility was amended to, among other things, (i) increase the aggregate commitment amount by $300 million to $4.7 billion, (ii) extend the maturity date to March 2027, (iii) change the rate for borrowings denominated in United States Dollars from a rate based on the London Interbank Offered Rate (LIBOR) to a rate based on the secured overnight financing rate (SOFR) subject to certain adjustments and (iv) raise and/or add certain specified targets for the sustainability-linked pricing mechanics. The 2022 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2022 credit facility to an aggregate principal amount of up to $5.7 billion. The 2022 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2022. At March 31, 2022, the Company had no amount outstanding under the 2022 credit facility.

Commercial Paper Program.   The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2022 credit facility. At March 31, 2022, BlackRock had no CP Notes outstanding.

Long-term Notes.  At March 31, 2022, the principal amount of long-term notes outstanding was $7.5 billion. See Note 15, Borrowings, in the 2021 Form 10-K for more information on overall borrowings outstanding as of December 31, 2021.

During the three months ended March 31, 2022, the Company paid approximately $45 million of interest on long-term notes. Future principal repayments and interest requirements at March 31, 2022 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2022	$750	$130	$880
2023	—	168	168
2024	1,000	151	1,151
2025(1)	778	133	911
2026	—	124	124
2027	700	113	813
Thereafter	4,250	287	4,537
Total	$7,478	$1,105	$8,583

__________________________

(1)	The carrying value of the 2025 Notes is calculated using the EUR/USD foreign exchange rate as of March 31, 2022.

Commitments and Contingencies

Investment Commitments.    At March 31, 2022, the Company had $844 million of various capital commitments to fund sponsored investment products, including CIPs. These products include various illiquid alternative products, including private equity funds and real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Critical Accounting Policies And Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. These estimates, judgements and assumptions are affected by the Company’s application of accounting policies. Management considers the following accounting policies and estimates critical to understanding the condensed consolidated financial statements. These policies and estimates are considered critical because they had a material impact, or are reasonably likely to have a material impact on the Company’s condensed consolidated financial statements and because they require management to make significant judgements, assumptions or estimates. For a summary of these and additional accounting policies see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements. In addition, see Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2021 Form 10-K for further information.

Consolidation.  The Company consolidates entities in which the Company has a controlling financial interest. The company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it a) has the power to direct the activities that most significantly impact the entity’s economic performance and b) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as on-going redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%. As of March 31, 2022, the Company was deemed to be the PB of 73 VIEs. See Note 6, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

Fair Value Measurements.   The Company’s assessment of the significance of a particular input to the fair value measurement according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined) in its entirety requires judgment and considers factors specific to the financial instrument. See Note 2, Significant Accounting Policies, and Note 8, Fair Value Disclosures, in the notes to the condensed consolidated financial statements for more information on fair value measurements.

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

Performance fees, including carried interest, are recognized when it is determined that they are no longer probable of significant reversal (such as upon the sale of a fund’s investment or when the investment performance exceeds a contractual threshold at the end of a specified measurement period). Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Significant judgement is involved in making such determination. Performance fees typically arise from investment management services that began in prior reporting periods. Consequently, a portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest. These factors include but are not limited to whether: (1) the amounts are dependent on the financial markets and, thus, are highly susceptible to factors outside the Company’s influence; (2) the ultimate payments have a large number and a broad range of possible amounts; and (3) the funds or separately managed accounts have the ability to a) invest or reinvest their sales proceeds or b) distribute their sales proceeds and determine the timing of such distributions.

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition. The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At March 31, 2022 and December 31, 2021, the Company had $1.7 billion and $1.5 billion, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 16, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three months ended March 31, 2022 and 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2022, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At March 31, 2022, the Company had outstanding total return swaps with an aggregate notional value of approximately $688 million.

At March 31, 2022, approximately $4.9 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $3.7 billion. See Statement of Financial Condition Overview-Investments in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk.    At March 31, 2022, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $2.2 billion of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $220 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.   At March 31, 2022, the Company was exposed to interest-rate risk and credit spread risk as a result of approximately $1.5 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $41 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $201 million at March 31, 2022. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $86 million decline in the carrying value of such investments.

Other Market Risks.   The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At March 31, 2022, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $1.9 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 15, Commitments and Contingencies, in the notes to the condensed consolidated financial statements of this Form 10-Q.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, the risks discussed in BlackRock's Annual Report on Form 10-K for the year ended December 31, 2021 could materially affect our business, financial condition, operating results and nonoperating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	848,910	$806.90	311,033	3,308,941
February 1, 2022 through February 28, 2022	316,523	$789.81	316,523	2,992,418
March 1, 2022 through March 31, 2022	1,182	$751.02	—	2,992,418
Total	1,166,615	$802.21	627,556

_______________________

(1)

Consists of purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards and purchases made by the Company as part of the publicly announced share repurchase program.

Item 6.    Exhibits

Exhibit No.	Description

4.12	Description of Securities

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: May 6, 2022		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)