Form 10-Q
period 2022-06-30
BlackRock Inc.
filed 2022-08-05
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, there were 150,768,739 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	June 30,	December 31,
(in millions, except shares and per share data)	2022	2021
Assets
Cash and cash equivalents(1)	$6,481	$9,323
Accounts receivable	3,471	3,789
Investments(1)	7,302	7,262
Separate account assets	61,269	86,226
Separate account collateral held under securities lending agreements	7,279	7,081
Property and equipment (net of accumulated depreciation and amortization of $1,344 and $1,256 at June 30, 2022 and December 31, 2021, respectively)	900	762
Intangible assets (net of accumulated amortization of $447 and $399 at June 30, 2022 and December 31, 2021, respectively)	18,377	18,453
Goodwill	15,346	15,351
Operating lease right-of-use assets	1,543	1,621
Other assets(1)	3,998	2,780
Total assets	$125,966	$152,648
Liabilities
Accrued compensation and benefits	$1,408	$2,951
Accounts payable and accrued liabilities	1,324	1,397
Borrowings	6,635	7,446
Separate account liabilities	61,269	86,226
Separate account collateral liabilities under securities lending agreements	7,279	7,081
Deferred income tax liabilities	2,801	2,758
Operating lease liabilities	1,815	1,872
Other liabilities(1)	5,130	4,024
Total liabilities	87,661	113,755
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests	1,103	1,087
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at June 30, 2022 and December 31, 2021;

   Shares issued: 172,075,373 at June 30, 2022 and December 31, 2021;

   Shares outstanding: 150,966,457 and 151,684,491 at June 30, 2022 and

     December 31, 2021, respectively

Additional paid-in capital	19,469	19,640
Retained earnings	28,678	27,688
Accumulated other comprehensive loss	(1,091)	(550)
Treasury stock, common, at cost (21,108,916 and 20,390,882 shares held at June 30, 2022 and December 31, 2021, respectively)	(9,969)	(9,087)
Total BlackRock, Inc. stockholders’ equity	37,089	37,693
Nonredeemable noncontrolling interests	113	113
Total permanent equity	37,202	37,806
Total liabilities, temporary equity and permanent equity	$125,966	$152,648

(1)

At June 30, 2022, cash and cash equivalents, investments, other assets and other liabilities include $274 million, $3,880 million, $62 million, and $2,059 million, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2021, cash and cash equivalents, investments, other assets and other liabilities include $251 million, $3,968 million, $50 million, and $1,919 million, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2022	2021	2022	2021
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$2,769	$2,829	$5,652	$5,514
Other third parties	919	928	1,869	1,835
Total investment advisory, administration fees and securities lending revenue	3,688	3,757	7,521	7,349
Investment advisory performance fees	106	340	204	469
Technology services revenue	332	316	673	622
Distribution fees	361	369	742	709
Advisory and other revenue	39	38	85	69
Total revenue	4,526	4,820	9,225	9,218
Expense
Employee compensation and benefits	1,414	1,548	2,912	2,957
Distribution and servicing costs	572	523	1,146	1,028
Direct fund expense	304	320	633	640
General and administration expense	530	461	1,026	1,046
Amortization of intangible assets	38	37	76	71
Total expense	2,858	2,889	5,793	5,742
Operating income	1,668	1,931	3,432	3,476
Nonoperating income (expense)
Net gain (loss) on investments	(314)	314	(416)	396
Interest and dividend income	21	8	39	27
Interest expense	(54)	(52)	(108)	(107)
Total nonoperating income (expense)	(347)	270	(485)	316
Income before income taxes	1,321	2,201	2,947	3,792
Income tax expense	358	654	621	972
Net income	963	1,547	2,326	2,820
Less:
Net income (loss) attributable to noncontrolling interests	(114)	169	(187)	243
Net income attributable to BlackRock, Inc.	$1,077	$1,378	$2,513	$2,577
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$7.12	$9.04	$16.59	$16.90
Diluted	$7.06	$8.92	$16.43	$16.69
Weighted-average common shares outstanding:
Basic	151,292,580	152,443,039	151,511,496	152,504,902
Diluted	152,452,320	154,417,581	152,990,147	154,359,353

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Net income	$963	$1,547	$2,326	$2,820
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(416)	23	(541)	(51)
Comprehensive income (loss)	547	1,570	1,785	2,769
Less: Comprehensive income (loss) attributable to noncontrolling interests	(114)	169	(187)	243
Comprehensive income attributable to BlackRock, Inc.	$661	$1,401	$1,972	$2,526

(1)

Amounts for the three months ended June 30, 2022 and 2021 include a gain from a net investment hedge of $36 million (net of tax expense of $11 million) and a loss of $6 million (net of tax benefit of $2 million), respectively. Amounts for the six months ended June 30, 2022 and 2021 include a gain from a net investment hedge of $49 million (net of tax expense of $15 million) and $20 million (net of tax expense of $6 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Six Months Ended June 30, 2022

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2021	$19,642	$27,688	$(550)	$(9,087)	$37,693	$113	$37,806	$1,087
Net income	—	2,513	—	—	2,513	(2)	2,511	(185)
Dividends declared ($9.76 per share)	—	(1,523)	—	—	(1,523)	—	(1,523)	—
Stock-based compensation	376	—	—	—	376	—	376	—
Issuance of common shares related to employee stock transactions	(547)	—	—	561	14	—	14	—
Employee tax withholdings related to employee stock transactions	—	—	—	(443)	(443)	—	(443)	—
Shares repurchased	—	—	—	(1,000)	(1,000)	—	(1,000)	—
Contributions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	2	2	425
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(224)
Other comprehensive income (loss)	—	—	(541)	—	(541)	—	(541)	—
June 30, 2022	$19,471	$28,678	$(1,091)	$(9,969)	$37,089	$113	$37,202	$1,103

(1)	Amounts include $2 million of common stock at both June 30, 2022 and December 31, 2021.

For the Three Months Ended June 30, 2022

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
March 31, 2022	$19,304	$28,338	$(675)	$(9,478)	$37,489	$107	$37,596	$1,263
Net income	—	1,077	—	—	1,077	(2)	1,075	(112)
Dividends declared ($4.88 per share)	—	(737)	—	—	(737)	—	(737)	—
Stock-based compensation	175	—	—	—	175	—	175	—
Issuance of common shares related to employee stock transactions	(8)	—	—	16	8	—	8	—
Employee tax withholdings related to employee stock transactions	—	—	—	(7)	(7)	—	(7)	—
Shares repurchased	—	—	—	(500)	(500)	—	(500)	—
Contributions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	8	8	53
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(101)
Other comprehensive income (loss)	—	—	(416)	—	(416)	—	(416)	—
June 30, 2022	$19,471	$28,678	$(1,091)	$(9,969)	$37,089	$113	$37,202	$1,103

(1)	Amounts include $2 million of common stock at both June 30, 2022 and March 31, 2022.

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

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(in millions)	June 30,
	2022	2021
Operating activities
Net income	$2,326	$2,820
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	199	198
Noncash lease expense	82	63
Stock-based compensation	376	378
Deferred income tax expense (benefit)	12	233
Net (gains) losses within CIPs	388	(310)
Net (purchases) proceeds within CIPs	(590)	(759)
(Earnings) losses from equity method investees	57	(107)
Distributions of earnings from equity method investees	32	25
Changes in operating assets and liabilities:
Accounts receivable	216	(264)
Investments, trading	115	62
Other assets	(1,224)	(1,330)
Accrued compensation and benefits	(1,582)	(801)
Accounts payable and accrued liabilities	(118)	205
Other liabilities	934	840
Net cash provided by/(used in) operating activities	1,223	1,253
Investing activities
Purchases of investments	(383)	(360)
Proceeds from sales and maturities of investments	117	184
Distributions of capital from equity method investees	34	55
Net consolidations (deconsolidations) of sponsored investment funds	(5)	(39)
Acquisitions, net of cash acquired	—	(1,097)
Purchases of property and equipment	(263)	(178)
Net cash provided by/(used in) investing activities	(500)	(1,435)
Financing activities
Repayments of long-term borrowings	(750)	(750)
Cash dividends paid	(1,523)	(1,291)
Repurchases of common stock	(1,443)	(873)
Net contributions (redemptions/distributions) - noncontrolling interest holders	427	837
Other financing activities	17	11
Net cash provided by/(used in) financing activities	(3,272)	(2,066)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(293)	—
Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,842)	(2,248)
Cash, cash equivalents and restricted cash, beginning of period	9,340	8,681
Cash, cash equivalents and restricted cash, end of period	$6,498	$6,433
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$547	$374
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(224)	$(1,096)

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

The interim financial information at June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the condensed consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the condensed consolidated statements of financial condition.  At June 30, 2022 and December 31, 2021, the fair value of loaned securities held by separate accounts was approximately $12.6 billion and $13.2 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $13.5 billion and $14.1 billion, respectively, of which approximately $7.3 billion as of June 30, 2022 and $7.1 billion as of December 31, 2021 was recognized on the condensed consolidated statements of financial condition. During the six months ended June 30, 2022 and 2021, the Company had not resold or repledged any of the collateral obtained under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

Money Market Fee Waivers.  The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). During the three and six months ended June 30, 2022, these waivers resulted in a reduction of management fees of approximately $0 million and $72 million, respectively, which was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. During the three and six months ended June 30, 2021, these waivers resulted in a reduction of management fees of approximately $160 million and $230 million, respectively, which also was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. The Company may increase or decrease the level of Yield Support waivers in future periods.

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

	June 30,	December 31,
	2022	2021
(in millions)
Cash and cash equivalents	$6,481	$9,323
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$6,498	$9,340

5. Investments

A summary of the carrying value of total investments is as follows:

	June 30,	December 31,
(in millions)	2022	2021
Debt securities:
Trading securities (including $1,014 and $1,140 trading debt securities of CIPs at June 30, 2022 and December 31, 2021, respectively)	$1,057	$1,186
Held-to-maturity investments	491	430
Total debt securities	1,548	1,616
Equity securities at FVTNI (including $1,441 and $1,485 equity securities at FVTNI of CIPs at June 30, 2022 and December 31, 2021, respectively)	1,684	1,738
Equity method investments(1)	1,782	1,694
Bank loans held by CIPs	279	284
Federal Reserve Bank stock(2)	90	96
Carried interest(3)	1,644	1,555
Other investments(4)	275	279
Total investments	$7,302	$7,262

(1)	Equity method investments primarily include BlackRock’s direct investments in certain BlackRock sponsored investment funds.
(2)	Federal Reserve Bank stock is held for regulatory purposes and is restricted from sale.
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

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs and foreign government debt held primarily for regulatory purposes. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At June 30, 2022, $25 million of these investments mature between one to five years, $129 million of these investments mature between five to ten years and $337 million of these investments mature after 10 years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at fair value recorded through net income (“FVTNI”) is as follows:

	June 30, 2022		December 31, 2021
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$629	$620	$703	$701
Government debt	331	331	365	363
Asset/mortgage-backed debt	120	106	126	122
Total trading debt securities	$1,080	$1,057	$1,194	$1,186
Equity securities at FVTNI:
Equity securities/mutual funds	$1,600	$1,684	$1,451	$1,738
Total equity securities at FVTNI	$1,600	$1,684	$1,451	$1,738

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

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	June 30, 2022			December 31, 2021
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents	$274	$44	$318	$251	$57	$308
Investments:
Trading debt securities	684	330	1,014	870	270	1,140
Equity securities at FVTNI	1,097	344	1,441	1,100	385	1,485
Bank loans	279	—	279	284	—	284
Other investments	228	—	228	210	—	210
Carried interest	1,592	—	1,592	1,504	—	1,504
Total investments	3,880	674	4,554	3,968	655	4,623
Other assets	62	24	86	50	32	82
Other liabilities(1)	(2,059)	(40)	(2,099)	(1,919)	(82)	(2,001)
Noncontrolling interests - CIPs	(1,060)	(89)	(1,149)	(1,046)	(79)	(1,125)
BlackRock's net interests in CIPs	$1,097	$613	$1,710	$1,304	$583	$1,887

(1)	At both June 30, 2022 and December 31, 2021, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic ownership interest in these CIPs. Valuation changes associated with investments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

The Company cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021

Nonoperating net gain (loss) on consolidated VIEs	$(183)	$190	$(316)	$273

Net income (loss) attributable to NCI on consolidated VIEs	$(108)	$168	$(183)	$223

7. Variable Interest Entities

Nonconsolidated VIEs.    At June 30, 2022 and December 31, 2021, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the primary beneficiary (“PB”), was as follows:

(in millions)		Advisory Fee	Other Net Assets	Maximum
At June 30, 2022	Investments	Receivables	(Liabilities)	Risk of Loss(1)
Sponsored investment products	$976	$92	$(12)	$1,084
At December 31, 2021
Sponsored investment products	$882	$62	$(12)	$961

(1)	At both June 30, 2022 and December 31, 2021, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $20 billion and $20 billion at June 30, 2022 and December 31, 2021, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

June 30, 2022 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	June 30, 2022
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$491	$491
Trading securities	—	1,041	16	—	—	1,057
Total debt securities	—	1,041	16	—	491	1,548
Equity securities at FVTNI:
Equity securities/mutual funds	1,684	—	—	—	—	1,684
Equity method:
Equity and fixed income mutual funds	238	—	—	—	—	238
Hedge funds/funds of hedge funds/other	—	—	—	428	—	428
Private equity funds	—	—	—	853	—	853
Real assets funds	—	—	—	263	—	263
Total equity method	238	—	—	1,544	—	1,782
Bank loans	—	27	252	—	—	279
Federal Reserve Bank Stock	—	—	—	—	90	90
Carried interest	—	—	—	—	1,644	1,644
Other investments(3)	—	1	4	111	159	275
Total investments	1,922	1,069	272	1,655	2,384	7,302
Other assets(4)	126	33	—	—	—	159
Separate account assets	40,072	20,476	—	—	721	61,269
Separate account collateral held under securities lending agreements:
Equity securities	2,686	—	—	—	—	2,686
Debt securities	—	4,593	—	—	—	4,593
Total separate account collateral held under securities lending agreements	2,686	4,593	—	—	—	7,279
Total	$44,806	$26,171	$272	$1,655	$3,105	$76,009
Liabilities:
Separate account collateral liabilities under securities lending agreements	$2,686	$4,593	$—	$—	$—	$7,279
Other liabilities(5)	—	36	314	—	—	350
Total	$2,686	$4,629	$314	$—	$—	$7,629

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

Assets and liabilities measured at fair value on a recurring basis

December 31, 2021 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2021
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$430	$430
Trading securities	—	1,169	17	—	—	1,186
Total debt securities	—	1,169	17	—	430	1,616
Equity securities at FVTNI:
Equity securities/mutual funds	1,738	—	—	—	—	1,738
Equity method:
Equity and fixed income mutual funds	245	—	—	—	—	245
Hedge funds/funds of hedge funds/other	—	—	—	369	—	369
Private equity funds	—	—	—	846	—	846
Real assets funds	—	—	—	234	—	234
Total equity method	245	—	—	1,449	—	1,694
Bank loans	—	14	270	—	—	284
Federal Reserve Bank Stock	—	—	—	—	96	96
Carried interest	—	—	—	—	1,555	1,555
Other investments(3)	—	—	5	96	178	279
Total investments	1,983	1,183	292	1,545	2,259	7,262
Other assets(4)	195	39	—	—	—	234
Separate account assets	54,675	30,786	—	—	765	86,226
Separate account collateral held under securities lending agreements:
Equity securities	3,717	—	—	—	—	3,717
Debt securities	—	3,364	—	—	—	3,364
Total separate account collateral held under securities lending agreements	3,717	3,364	—	—	—	7,081
Total	$60,570	$35,372	$292	$1,545	$3,024	$100,803
Liabilities:
Separate account collateral liabilities under securities lending agreements	$3,717	$3,364	$—	$—	$—	$7,081
Other liabilities(5)	—	26	342	—	—	368
Total	$3,717	$3,390	$342	$—	$—	$7,449

(1)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
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

Level 3 investments of $272 million and $292 million at June 30, 2022 and December 31, 2021, respectively, primarily included bank loans of a consolidated CLO.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2022

(in millions)	March 31, 2022	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements	Transfers into Level 3	Transfers out of Level 3	June 30, 2022	Total Net Unrealized Gains (Losses) Included in Earnings(1)
Assets:
Investments:
Debt securities:
Trading	$8	$(3)	$13	$(1)	$—	$—	$(1)	$16	$(3)
Total debt securities	8	(3)	13	(1)	—	—	(1)	16	(3)
Private equity	4	—	—	—	—	—	—	4	—
Bank loans	264	(3)	8	(18)	—	4	(3)	252	(3)
Total investments	276	(6)	21	(19)	—	4	(4)	272	(6)
Total Level 3 assets	$276	$(6)	$21	$(19)	$—	$4	$(4)	$272	$(6)
Liabilities:
Other liabilities	$312	$—	$—	$—	$2	$—	$—	$314	$—
Total Level 3 liabilities	$312	$—	$—	$—	$2	$—	$—	$314	$—

(1)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2022

(in millions)	December 31, 2021	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2022	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$17	$(3)	$19	$(13)	$—	$—	$(4)	$16	$(3)
Total debt securities	17	(3)	19	(13)	—	—	(4)	16	(3)
Private equity	5	—	—	—	—	—	(1)	4	—
Bank loans	270	(3)	16	(18)	—	4	(17)	252	(3)
Total investments	292	(6)	35	(31)	—	4	(22)	272	(6)
Total Level 3 assets	$292	$(6)	$35	$(31)	$—	$4	$(22)	$272	$(6)
Liabilities:
Other liabilities	$342	$(1)	$—	$—	$(29)	$—	$—	$314	$(1)
Total Level 3 liabilities	$342	$(1)	$—	$—	$(29)	$—	$—	$314	$(1)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payment related to a prior acquisition.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2021

(in millions)	March 31, 2021	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2021	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$14	$—	$7	$—	$—	$—	$—	$21	$—
Total debt securities	14	—	7	—	—	—	—	21	—
Private equity	9	—	—	—	—	—	(4)	5	—
Bank loans	235	—	20	—	—	6	—	261	—
Total investments	258	—	27	—	—	6	(4)	287	—
Total Level 3 assets	$258	$—	$27	$—	$—	$6	$(4)	$287	$—
Liabilities:
Other liabilities	$280	$(1)	$—	$—	$17	$—	$—	$298	$(1)
Total Level 3 liabilities	$280	$(1)	$—	$—	$17	$—	$—	$298	$(1)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and a contingent liability, partially offset by contingent liability payment related to a prior acquisition.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2021

(in millions)	December 31, 2020	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2021	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$11	$—	$12	$—	$—	$—	$(2)	$21	$—
Total debt securities	11	—	12	—	—	—	(2)	21	—
Private equity	9	—	—	—	—	—	(4)	5	—
Bank loans	232	—	29	—	—	10	(10)	261	—
Total investments	252	—	41	—	—	10	(16)	287	—
Total Level 3 assets	$252	$—	$41	$—	$—	$10	$(16)	$287	$—
Liabilities:
Other liabilities	$272	$(4)	$—	$—	$22	$—	$—	$298	$(4)
Total Level 3 liabilities	$272	$(4)	$—	$—	$22	$—	$—	$298	$(4)

(1)	Amounts include proceeds from borrowings of a consolidated CLO and a contingent liability, partially offset by contingent liability payment related to prior acquisitions.
(2)	Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities.    Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are reported in nonoperating income (expense) on the condensed consolidated statements of income. A portion of net income (loss) related to securities held by CIPs is allocated to NCI to reflect net income (loss) not attributable to the Company.

Transfers in and/or out of Levels.    Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable, or when the carrying value of certain equity method investments no longer represents fair value as determined under valuation methodologies.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value.   At June 30, 2022 and December 31, 2021, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	June 30, 2022		December 31, 2021
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$6,481	$6,481	$9,323	$9,323	Level 1	(2) (3)
Other assets	$44	$44	$22	$22	Level 1	(2) (4)

Financial Liabilities:
Long-term borrowings	$6,635	$6,102	$7,446	$7,735	Level 2	(5)

(1)	See Note 5, Investments, for further information on investments not held at fair value.
(2)	Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)

At June 30, 2022 and December 31, 2021, approximately $1.7 billion and $2.4 billion, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.

(4)	Other assets include restricted cash and cash collateral deposited with certain derivative counterparties.
(5)

Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of June 2022 and December 2021, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

June 30, 2022
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds/ other	(a)	$428	$103	Daily/Monthly (32%) Quarterly (12%) N/R (56%)	1 – 90 days
Private equity funds	(b)	853	215	N/R	N/R
Real assets funds	(c)	263	245	Quarterly (20%) N/R (80%)	60 days
Consolidated sponsored investment products:
Real assets funds	(d)	95	91	N/R	N/R
Other funds	(c)	16	64	N/R	N/R
Total		$1,655	$718

December 31, 2021
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds/ other	(a)	$369	$141	Daily/Monthly (20%) Quarterly (20%) N/R (60%)	1 – 90 days
Private equity funds	(b)	846	153	N/R	N/R
Real assets funds	(c)	234	245	Quarterly (20%) N/R (80%)	60 days
Consolidated sponsored investment products:
Real assets funds	(d)	90	101	N/R	N/R
Other funds	(c)	6	25	N/R	N/R
Total		$1,545	$665

N/R – not redeemable

(1)

Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.

(a)

This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both June 30, 2022 and December 31, 2021.

(b)

This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both June 30, 2022 and December 31, 2021.

(c)

This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both June 30, 2022 and December 31, 2021. The total remaining unfunded commitments were $336 million and $346 million at June 30, 2022 and December 31, 2021, respectively. The Company’s portion of the total remaining unfunded commitments was $298 million and $298 million at June 30, 2022 and December 31, 2021, respectively.

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

Fair Value Option

At June 30, 2022 and December 31, 2021, the Company elected the fair value option for certain investments in CLOs of approximately $43 million and $47 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(in millions)	2022	2021
CLO Bank loans:
Aggregate principal amounts outstanding	$280	$281
Fair value	279	284
Aggregate unpaid principal balance in excess of (less than) fair value	$1	$(3)

CLO Borrowings:
Aggregate principal amounts outstanding	$293	$275
Fair value	$281	$278

At June 30, 2022, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the three and six months ended June 30, 2022 and 2021, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At June 30, 2022 and December 31, 2021, the Company had outstanding total return swaps with aggregate notional values of approximately $651 million and $720 million, respectively.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At June 30, 2022 and December 31, 2021, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $1.7 billion and $1.8 billion, respectively, and with expiration dates in July 2022 and January 2022, respectively.

At both June 30, 2022 and December 31, 2021, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at June 30, 2022 and December 31, 2021:

(in millions)	Assets			Liabilities
Derivative instruments	Statement of Financial Condition Classification	June 30, 2022	December 31, 2021	Statement of Financial Condition Classification	June 30, 2022	December 31, 2021
Total return swaps	Other assets	$32	$5	Other liabilities	$5	$14
Forward foreign currency exchange contracts	Other assets	1	34	Other liabilities	19	—
Total		$33	$39		$24	$14

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(in millions)	Statement of Income	2022	2021	2022	2021
Derivative Instruments	Classification	Gains (Losses)		Gains (Losses)
Total return swaps	Nonoperating income (expense)	$62	$(50)	$103	$(84)
Forward foreign currency exchange contracts	General and administration expense	(129)	3	(171)	10
Total gain (loss) from derivative instruments		$(67)	$(47)	$(68)	$(74)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and six months ended June 30, 2022 and 2021.

See Note 15, Borrowings, in the 2021 Form 10-K for more information on the Company’s net investment hedge.

10. Goodwill

Goodwill activity during the six months ended June 30, 2022 was as follows:

(in millions)
December 31, 2021	$15,351
Other(1)	(5)
June 30, 2022	$15,346

(1)

Amounts primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $27 million and $43 million at June 30, 2022 and December 31, 2021, respectively.

11. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2021	$17,578	$875	$18,453
Amortization expense	—	(76)	(76)
June 30, 2022	$17,578	$799	$18,377

12. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Lease cost:
Operating lease cost(1)	$54	$39	$105	$78
Variable lease cost(2)	11	10	22	20
Total lease cost	$65	$49	$127	$98

(1)	Amounts include short-term leases, which are immaterial for the three and six months ended June 30, 2022 and 2021.
(2)

Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of right-of-use (“ROU”) assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Six Months Ended
	June 30,
(in millions)	2022	2021
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$82	$81

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$37	$28

	June 30,		December 31,
	2022		2021
Lease term and discount rate:
Weighted-average remaining lease term	16	years	16	years
Weighted-average discount rate	3%		3%

13. Other Assets

At June 30, 2022 and December 31, 2021, the Company had $553 million and $583 million of equity method investments, respectively, recorded within other assets on the condensed consolidated statements of financial condition, since such investees are considered to be an extension of BlackRock’s core business. BlackRock’s share of these investees’ underlying net income or loss is based upon the most currently available information and is recorded within advisory and other revenue. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At June 30, 2022 and December 31, 2021, the Company had $304 million and $268 million of other nonequity method corporate minority investments recorded within other assets on the consolidated statements of financial condition, which included investments in equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities. Changes in value of these securities are recorded in nonoperating income (expense) on the consolidated statements of income. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2021 Form 10-K for further information.

14. Borrowings

2022 Revolving Credit Facility.  Since 2011, the Company has maintained an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2022 credit facility”).  In March 2022, the 2022 credit facility was amended to, among other things, (i) increase the aggregate commitment amount by $300 million to $4.7 billion, (ii) extend the maturity date to March 2027, (iii) change the rate for borrowings denominated in US dollars from a rate based on the London Interbank Offered Rate (“LIBOR”) to a rate based on the secured overnight financing rate (“SOFR”) subject to certain adjustments and (iv) raise and/or add certain specified targets for the sustainability-linked pricing mechanics. The 2022 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2022 credit facility to an aggregate principal amount of up to $5.7 billion. The 2022 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2022. At June 30, 2022, the Company had no amount outstanding under the 2022 credit facility.

Commercial Paper Program.  The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2022 credit facility. At June 30, 2022, BlackRock had no CP Notes outstanding.

Long-Term Notes

The carrying value and fair value of long-term notes determined using market prices and EUR/USD foreign exchange rate at June 30, 2022 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
3.50% Notes due 2024	$1,000	$(2)	$998	$1,005
1.25% Notes due 2025	732	(2)	730	712
3.20% Notes due 2027	700	(3)	697	691
3.25% Notes due 2029	1,000	(10)	990	947
2.40% Notes due 2030	1,000	(6)	994	878
1.90% Notes due 2031	1,250	(10)	1,240	1,040
2.10% Notes due 2032	1,000	(14)	986	829
Total long-term notes	$6,682	$(47)	$6,635	$6,102

(1)	The unamortized discount and debt issuance costs are being amortized over the term of the notes.

Long-term notes at December 31, 2021 had a carrying value of $7.4 billion and a fair value of $7.7 billion, determined using market prices and EUR/USD foreign exchange rate at December 31, 2021.

In June 2022, the Company fully repaid $750 million of 3.375% notes at maturity.

See Note 15, Borrowings, in the 2021 Form 10-K for more information regarding the Company’s borrowings.

15. Commitments and Contingencies

Investment Commitments.   At June 30, 2022, the Company had $806 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of June 30, 2022 and subject to this type of indemnification was $268 billion. In the Company’s capacity as lending agent, cash and securities totaling $284 billion were held as collateral for indemnified securities on loan at June 30, 2022. The fair value of these indemnifications was not material at June 30, 2022.

16. Revenue

The table below presents detail of revenue for the three and six months ended June 30, 2022 and 2021 and includes the product mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$550	$641	$1,166	$1,217
ETFs	1,103	1,156	2,261	2,224
Non-ETF Index	186	198	373	374
Equity subtotal	1,839	1,995	3,800	3,815
Fixed income:
Active	503	545	1,037	1,070
ETFs	274	294	563	589
Non-ETF Index	102	116	220	229
Fixed income subtotal	879	955	1,820	1,888
Multi-asset	331	344	690	672
Alternatives:
Illiquid alternatives	184	167	363	335
Liquid alternatives	161	150	328	297
Currency and commodities(1)	62	55	118	108
Alternatives subtotal	407	372	809	740
Long-term	3,456	3,666	7,119	7,115
Cash management	232	91	402	234
Total investment advisory, administration fees and securities lending revenue	3,688	3,757	7,521	7,349
Investment advisory performance fees:
Equity	3	36	15	62
Fixed income	13	15	22	29
Multi-asset	7	9	12	17
Alternatives:
Illiquid alternatives	65	90	102	97
Liquid alternatives	18	190	53	264
Alternatives subtotal	83	280	155	361
Total performance fees	106	340	204	469
Technology services revenue	332	316	673	622
Distribution fees:
Retrocessions	269	264	548	502
12b-1 fees (US mutual fund distribution fees)	80	87	168	172
Other	12	18	26	35
Total distribution fees	361	369	742	709
Advisory and other revenue:
Advisory	15	9	31	24
Other	24	29	54	45
Total advisory and other revenue	39	38	85	69
Total revenue	$4,526	$4,820	$9,225	$9,218

_____________________________________________________________

(1)      Amounts include commodity ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
By client type:
Retail	$1,139	$1,231	$2,363	$2,356
ETFs	1,436	1,505	2,937	2,922
Institutional:
Active	636	657	1,311	1,307
Index	245	273	508	530
Total institutional	881	930	1,819	1,837
Long-term	3,456	3,666	7,119	7,115
Cash management	232	91	402	234
Total	$3,688	$3,757	$7,521	$7,349

By investment style:
Active	$1,727	$1,842	$3,578	$3,581
Index and ETFs	1,729	1,824	3,541	3,534
Long-term	3,456	3,666	7,119	7,115
Cash management	232	91	402	234
Total	$3,688	$3,757	$7,521	$7,349

Investment advisory and administration fees – remaining performance obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2022 and 2021:

June 30, 2022

	Remainder of
(in millions)	2022	2023	2024	2025	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$91	$169	$106	$68	$49	$483

June 30, 2021

	Remainder of
(in millions)	2021	2022	2023	2024	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$86	$168	$137	$82	$51	$524

(1)

Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at June 30, 2022 and 2021. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.

(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$1,699	$748	$1,508	$584
Net increase (decrease) in unrealized allocations	(46)	461	177	627
Performance fee revenue recognized	(61)	(77)	(93)	(79)
Ending balance	$1,592	$1,132	$1,592	$1,132

Technology services revenue – remaining performance obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2022 and 2021:

June 30, 2022

	Remainder of
(in millions)	2022	2023	2024	2025	Thereafter	Total
Technology services revenue(1)(2)	$65	$70	$42	$27	$23	$227

June 30, 2021

	Remainder of
(in millions)	2021	2022	2023	2024	Thereafter	Total
Technology services revenue(1)(2)	$67	$71	$40	$20	$14	$212

(1)	Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)

The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of June 30, 2022, the estimated fixed minimum fees for the remainder of the year approximated $425 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three and six months ended June 30, 2022 and 2021, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$113	$111	$122	$123
Additions(1)	27	26	49	44
Revenue recognized that was included in the beginning balance	(32)	(30)	(63)	(60)
Ending balance	$108	$107	$108	$107

(1)	Amounts are net of revenue recognized.

17. Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the six months ended June 30, 2022 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2021	2,183,017	$586.45
Granted	733,872	$830.24
Converted	(840,871)	$500.83
Forfeited	(43,037)	$703.76
June 30, 2022	2,032,981	$707.39

In January 2022, the Company granted 498,633 RSUs or shares of restricted stock to employees as part of 2021 annual incentive compensation that vest ratably over three years from the date of grant and 197,817 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2025. The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during the six months ended June 30, 2022 was $609 million.

At June 30, 2022, the intrinsic value of outstanding RSUs was $1.2 billion, reflecting a closing stock price of $609.04.

At June 30, 2022, total unrecognized stock-based compensation expense related to unvested RSUs was $743 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.4 years.

Performance-Based RSUs.

Performance-based RSU activity for the six months ended June 30, 2022 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2021	668,805	$533.48
Granted	143,846	$820.28
Additional shares due to attainment of performance measures	111,991	$410.32
Converted	(385,134)	$410.32
Forfeited	(8,454)	$662.34
June 30, 2022	531,054	$672.47

In January 2022, the Company granted 143,846 performance-based RSUs that cliff vest 100% on January 31, 2025. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2022, the Company granted 111,991 additional RSUs to certain employees based on the attainment of Company performance measures during the performance period.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the six months ended June 30, 2022 was $164 million.

At June 30, 2022, the intrinsic value of outstanding performance-based RSUs was $323 million, reflecting a closing stock price of $609.04.

At June 30, 2022, total unrecognized stock-based compensation expense related to unvested performance-based awards was $197 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.4 years.

See Note 18, Stock-Based Compensation, in the 2021 Form 10-K for more information on performance-based RSUs.

Performance-based Stock Options.

Stock option activity for the six months ended June 30, 2022 is summarized below.

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2021	1,817,923	$513.50
Forfeited	(60,392)	$513.50
June 30, 2022	1,757,531	$513.50

Vesting of the performance-based stock options is contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. If both hurdles are achieved, the award will vest in three equal installments at the end of 2022, 2023 and 2024, respectively. Both hurdles have been achieved. Vested options are exercisable for up to nine years following the grant date. The awards are generally forfeited if the employee leaves the Company before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period.

At June 30, 2022, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $32 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.4 years. At June 30, 2022, the weighted-average remaining life of the awards is approximately 4.4 years.

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

At June 30, 2022, the Company was required to maintain approximately $2.2 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

19. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$(675)	$(411)	$(550)	$(337)
Foreign currency translation adjustments(1)	(416)	23	(541)	(51)
Ending balance	$(1,091)	$(388)	$(1,091)	$(388)

(1)

Amounts for the three months ended June 30, 2022 and 2021 include a gain from a net investment hedge of $36 million (net of tax expense of $11 million) and a loss of $6 million (net of tax benefit of $2 million), respectively. Amounts for the six months ended June 30, 2022 and 2021 include a gain from a net investment hedge of $49 million (net of tax expense of $15 million) and $20 million (net of tax expense of $6 million), respectively.

20. Capital Stock

Share Repurchases.  During the six months ended June 30, 2022, the Company repurchased 1.4 million common shares under the Company’s existing share repurchase program for approximately $1 billion. At June 30, 2022, there were approximately 2.2 million shares still authorized to be repurchased under the program.

21. Income Taxes

Income tax expense for the six months ended June 30, 2022 included $133 million of discrete tax benefits related to stock-based compensation awards and the resolution of certain outstanding tax matters. In addition, income tax expense for the six months ended June 30, 2022 included $18 million of net noncash tax benefits related to the revaluation of certain deferred income tax liabilities.

Income tax expense for the three and six months ended June 30, 2021 included $171 million of noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the United Kingdom increasing its corporate tax rate. Income tax expense for the six months ended June 30, 2021 also included $39 million of discrete tax benefits related to stock-based compensation awards.

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2022 and 2021 under the treasury stock method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2022	2021	2022	2021
Net income attributable to BlackRock, Inc.	$1,077	$1,378	$2,513	$2,577
Basic weighted-average shares outstanding	151,292,580	152,443,039	151,511,496	152,504,902
Dilutive effect of:
Nonparticipating RSUs	835,374	1,304,463	1,032,540	1,294,242
Stock options	324,366	670,079	446,111	560,209
Total diluted weighted-average shares outstanding	152,452,320	154,417,581	152,990,147	154,359,353
Basic earnings per share	$7.12	$9.04	$16.59	$16.90
Diluted earnings per share	$7.06	$8.92	$16.43	$16.69

For the three and six months ended June 30, 2022, 560,841 and 492,045 RSUs, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. The amount of anti-dilutive RSUs was immaterial for the three and six months ended June 30, 2021. Certain performance-based RSUs were excluded from the diluted EPS calculation because the designated contingency was not met for the three and six months ended June 30, 2022 and 2021, respectively.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three and six months ended June 30, 2022 and 2021 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
Revenue	2022	2021	2022	2021
Americas	$3,014	$3,158	$6,103	$5,968
Europe	1,307	1,440	2,703	2,827
Asia-Pacific	205	222	419	423
Total revenue	$4,526	$4,820	$9,225	$9,218

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at June 30, 2022 and December 31, 2021 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	June 30,	December 31,
Long-lived Assets	2022	2021
Americas	$14,828	$14,675
Europe	1,324	1,341
Asia-Pacific	94	97
Total long-lived assets	$16,246	$16,113

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $8.5 trillion of AUM at June 30, 2022. With approximately 18,900 employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment management and technology services to institutional and retail clients worldwide.

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

EXECUTIVE SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2022	2021	2022	2021
GAAP basis:
Total revenue	$4,526	$4,820	$9,225	$9,218
Total expense	2,858	2,889	5,793	5,742
Operating income	$1,668	$1,931	$3,432	$3,476
Operating margin	36.9%	40.1%	37.2%	37.7%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	(233)	101	(298)	73
Income tax expense	358	654	621	972
Net income attributable to BlackRock	$1,077	$1,378	$2,513	$2,577
Diluted earnings per common share	$7.06	$8.92	$16.43	$16.69
Effective tax rate	24.9%	32.2%	19.8%	27.4%
As adjusted(1):
Operating income	$1,727	$2,016	$3,549	$3,615
Operating margin	43.7%	46.9%	43.9%	46.4%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$(233)	$101	$(298)	$73
Net income attributable to BlackRock	$1,122	$1,614	$2,584	$2,854
Diluted earnings per common share	$7.36	$10.45	$16.89	$18.49
Effective tax rate	24.9%	23.8%	20.5%	22.6%
Other:
Assets under management (end of period)	$8,487,410	$9,495,993	$8,487,410	$9,495,993
Diluted weighted-average common shares outstanding	152,452,320	154,417,581	152,990,147	154,359,353
Shares outstanding (end of period)	150,966,457	152,298,784	150,966,457	152,298,784
Book value per share(2)	$245.68	$236.59	$245.68	$236.59
Cash dividends declared and paid per share	$4.88	$4.13	$9.76	$8.26

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

THREE MONTHS ENDED JUNE 30, 2022 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2021

GAAP.   Operating income of $1,668 million decreased $263 million and operating margin of 36.9% decreased 320 bps from the second quarter of 2021. Decreases in operating income and operating margin were driven by the impact of significantly lower markets, the negative impact of foreign exchange movements and lower performance fees, partially offset by organic base fee growth, the elimination of yield-related fee waivers on money market funds, higher technology services revenue and lower expense. Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) decreased $334 million from the second quarter of 2021, driven primarily by mark-to-market losses on the Company’s un-hedged seed capital, co-investment portfolios and certain minority investments.

Earnings per diluted common share decreased $1.86, or 21%, from the second quarter of 2021, primarily reflecting lower operating and nonoperating income, partially offset by a lower effective tax rate in the current quarter. Second quarter 2021 income tax expense included $171 million of noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the UK increasing its corporate tax rate. See Income Tax Expense within Discussion of Financial Results for more information.

As Adjusted.  Operating income of $1,727 million decreased $289 million and operating margin of 43.7% decreased 320 bps from the second quarter of 2021. Earnings per diluted common share decreased $3.09, or 30%, from the second quarter of 2021. Income tax expense, as adjusted, for the second quarter 2021 excluded  $171 million of noncash net expense described above.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2021

GAAP.   Operating income of $3,432 million decreased $44 million and operating margin of 37.2% decreased 50 bps from the six months ended June 30, 2021. Decreases in operating income and operating margin reflected lower performance fees and higher volume related expense, partially offset by higher investment advisory and administration fees (collectively “base fees”), higher technology services revenue, lower employee compensation and benefits expense and lower general and administration expense, including the impact of $178 million of product launch costs incurred in 2021.

Nonoperating income (expense) less net income (loss) attributable to NCI decreased $371 million from the six months ended June 30, 2021, driven primarily by mark-to-market losses on the Company’s un-hedged seed capital, co-investment portfolios and certain minority investments during the six months ended June 30, 2022.

Income tax expense for the six months ended June 30, 2022 reflected $133 million of discrete tax benefits related to stock-based compensation awards that vested in 2022 and the resolution of certain outstanding tax matters, and $18 million of net noncash tax benefits related to the revaluation of certain deferred income tax liabilities. Income tax expense for the six months ended June 30, 2021 included $171 million of noncash net expense described above and $39 million of discrete tax benefits related to stock-based compensation awards that vested in 2021. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share decreased $0.26 or 2%, from the six months ended June 30, 2021, reflecting lower operating and nonoperating income, partially offset by a lower effective tax rate.

As Adjusted.  Operating income of $3,549 million decreased $66 million and operating margin of 43.9% decreased 250 bps from the six months ended June 30, 2021. The impact of product launch costs has been excluded from as adjusted operating margin for the six months ended June 30, 2021.

Earnings per diluted common share decreased $1.60, or 9%, from the six months ended June 30, 2021, primarily driven by lower nonoperating income in the six months ended June 30, 2022. Income tax expense for the six months ended June 30, 2022 and 2021 excluded the $18 million net noncash benefit and the $171 million net noncash expense, respectively, described above.

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

NON-GAAP FINANCIAL MEASURES

BlackRock reports its financial results in accordance with GAAP; however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. Adjustments to GAAP financial measures (“non-GAAP adjustments”) include certain items management deems nonrecurring or that occur infrequently, transactions that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow.  Management reviews non-GAAP financial measures, in addition to GAAP financial measures, to assess ongoing operations and considers them to be helpful, for both management and investors, in evaluating BlackRock’s financial performance over time. Management also uses non-GAAP financial measures as a benchmark to compare its performance with other companies and to enhance comparability for the reporting periods presented. Non-GAAP measures may pose limitations because they do not include all of BlackRock’s revenue and expense. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Non-GAAP measures may not be comparable to other similarly titled measures of other companies.

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

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Operating income, GAAP basis	$1,668	$1,931	$3,432	$3,476
Non-GAAP expense adjustments:
Amortization of intangible assets	38	37	76	71
Acquisition-related compensation costs	6	47	13	64
Contingent consideration fair value adjustments	—	1	1	4
Lease cost - Hudson Yards	15	—	27	—
Operating income, as adjusted	1,727	2,016	3,549	3,615
Product launch costs and commissions	—	—	—	185
Operating income used for operating margin measurement	$1,727	$2,016	$3,549	$3,800
Revenue, GAAP basis	$4,526	$4,820	$9,225	$9,218
Non-GAAP adjustments:
Distribution fees	(361)	(369)	(742)	(709)
Investment advisory fees	(211)	(154)	(404)	(319)
Revenue used for operating margin measurement	$3,954	$4,297	$8,079	$8,190
Operating margin, GAAP basis	36.9%	40.1%	37.2%	37.7%
Operating margin, as adjusted	43.7%	46.9%	43.9%	46.4%

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

(2) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net income attributable to BlackRock, Inc., GAAP basis	$1,077	$1,378	$2,513	$2,577
Non-GAAP adjustments:
Amortization of intangible assets, net of tax	29	28	58	54
Acquisition-related compensation costs, net of tax	5	36	10	49
Contingent consideration fair value adjustments, net of tax	—	1	1	3
Lease cost - Hudson Yards, net of tax	11	—	20	—
Income tax matters	—	171	(18)	171
Net income attributable to BlackRock, Inc., as adjusted	$1,122	$1,614	$2,584	$2,854
Diluted weighted-average common shares outstanding	152.5	154.4	153.0	154.4
Diluted earnings per common share, GAAP basis	$7.06	$8.92	$16.43	$16.69
Diluted earnings per common share, as adjusted	$7.36	$10.45	$16.89	$18.49

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2022	2022	2021	2021	2022	2022	2022
Retail	$863,425	$989,123	$1,040,053	$995,483	$(9,973)	$191	$44,386
ETFs	2,784,296	3,150,496	3,267,354	3,031,505	52,103	108,312	270,209
Institutional:
Active	1,510,862	1,676,167	1,756,717	1,624,049	5,275	21,673	130,738
Index	2,580,603	3,019,764	3,181,652	3,097,073	21,208	52,182	3,549
Institutional subtotal	4,091,465	4,695,931	4,938,369	4,721,122	26,483	73,855	134,287
Long-term	7,739,186	8,835,550	9,245,776	8,748,110	68,613	182,358	448,882
Cash management	739,457	724,939	755,057	727,603	21,218	(5,876)	25,638
Advisory(1)	8,767	9,025	9,310	20,280	(258)	(543)	(11,530)
Total	$8,487,410	$9,569,514	$10,010,143	$9,495,993	$89,573	$175,939	$462,990

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2022	2022	2021	2021	2022	2022	2022
Active	$2,210,648	$2,479,140	$2,606,325	$2,446,632	$(10,339)	$9,699	$154,734
Index and ETFs	5,528,538	6,356,410	6,639,451	6,301,478	78,952	172,659	294,148
Long-term	7,739,186	8,835,550	9,245,776	8,748,110	68,613	182,358	448,882
Cash management	739,457	724,939	755,057	727,603	21,218	(5,876)	25,638
Advisory(1)	8,767	9,025	9,310	20,280	(258)	(543)	(11,530)
Total	$8,487,410	$9,569,514	$10,010,143	$9,495,993	$89,573	$175,939	$462,990

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2022	2022	2021	2021	2022	2022	2022
Equity	$4,345,120	$5,119,044	$5,342,360	$5,034,391	$28,642	$104,666	$182,940
Fixed income	2,439,844	2,645,871	2,822,041	2,712,165	36,126	43,649	171,856
Multi-asset	678,465	785,182	816,494	748,770	1,380	19,052	66,994
Alternatives:
Illiquid alternatives	112,039	109,141	102,579	95,961	5,414	9,286	15,835
Liquid alternatives	83,770	87,326	87,348	81,560	(932)	976	6,629
Currency and commodities(2)	79,948	88,986	74,954	75,263	(2,017)	4,729	4,628
Alternatives subtotal	275,757	285,453	264,881	252,784	2,465	14,991	27,092
Long-term	7,739,186	8,835,550	9,245,776	8,748,110	68,613	182,358	448,882
Cash management	739,457	724,939	755,057	727,603	21,218	(5,876)	25,638
Advisory(1)	8,767	9,025	9,310	20,280	(258)	(543)	(11,530)
Total	$8,487,410	$9,569,514	$10,010,143	$9,495,993	$89,573	$175,939	$462,990

(1)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(2)	Amounts include commodity ETFs.

Component Changes in AUM for the Three Months Ended June 30, 2022

The following table presents the component changes in AUM by client type and product type for the three months ended June 30, 2022.

	March 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2022	(outflows)	change	impact(1)	2022	AUM(2)
Retail:
Equity	$446,043	$(872)	$(66,388)	$(7,557)	$371,226	$409,171
Fixed income	343,712	(7,563)	(18,397)	(3,892)	313,860	328,816
Multi-asset	149,480	(3,000)	(16,394)	(944)	129,142	139,662
Alternatives	49,888	1,462	(1,681)	(472)	49,197	49,900
Retail subtotal	989,123	(9,973)	(102,860)	(12,865)	863,425	927,549
ETFs:
Equity	2,350,421	23,328	(348,798)	(14,608)	2,010,343	2,178,149
Fixed income	712,767	30,739	(41,926)	(5,692)	695,888	702,485
Multi-asset	8,716	161	(942)	(67)	7,868	8,246
Alternatives	78,592	(2,125)	(6,159)	(111)	70,197	75,187
ETFs subtotal	3,150,496	52,103	(397,825)	(20,478)	2,784,296	2,964,067
Institutional:
Active:
Equity	188,822	3,885	(23,962)	(5,048)	163,697	176,618
Fixed income	718,225	(6,774)	(40,123)	(9,476)	661,852	687,561
Multi-asset	617,843	4,866	(72,880)	(15,670)	534,159	575,970
Alternatives	151,277	3,298	(805)	(2,616)	151,154	150,957
Active subtotal	1,676,167	5,275	(137,770)	(32,810)	1,510,862	1,591,106
Index:
Equity	2,133,758	2,301	(287,363)	(48,842)	1,799,854	1,969,660
Fixed income	871,167	19,724	(73,665)	(48,982)	768,244	813,260
Multi-asset	9,143	(647)	(937)	(263)	7,296	7,863
Alternatives	5,696	(170)	(99)	(218)	5,209	5,600
Index subtotal	3,019,764	21,208	(362,064)	(98,305)	2,580,603	2,796,383
Institutional subtotal	4,695,931	26,483	(499,834)	(131,115)	4,091,465	4,387,489
Long-term	8,835,550	68,613	(1,000,519)	(164,458)	7,739,186	8,279,105
Cash management	724,939	21,218	(130)	(6,570)	739,457	734,270
Advisory(3)	9,025	(258)	-	-	8,767	8,903
Total	$9,569,514	$89,573	$(1,000,649)	$(171,028)	$8,487,410	$9,022,278

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.

The following table presents the component changes in AUM by investment style and product type for the three months ended June 30, 2022.

	March 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2022	(outflows)	change	impact(1)	2022	AUM(2)
Active:
Equity	$472,849	$(1,825)	$(69,076)	$(8,900)	$393,048	$434,212
Fixed income	1,037,813	(15,139)	(56,717)	(12,000)	953,957	993,668
Multi-asset	767,316	1,865	(89,273)	(16,613)	663,295	715,624
Alternatives	201,162	4,760	(2,486)	(3,088)	200,348	200,855
Active subtotal	2,479,140	(10,339)	(217,552)	(40,601)	2,210,648	2,344,359
Index and ETFs:
ETFs:
Equity	2,350,421	23,328	(348,798)	(14,608)	2,010,343	2,178,149
Fixed income	712,767	30,739	(41,926)	(5,692)	695,888	702,485
Multi-asset	8,716	161	(942)	(67)	7,868	8,246
Alternatives	78,592	(2,125)	(6,159)	(111)	70,197	75,187
ETFs subtotal	3,150,496	52,103	(397,825)	(20,478)	2,784,296	2,964,067
Non-ETF Index:
Equity	2,295,774	7,139	(308,637)	(52,547)	1,941,729	2,121,237
Fixed income	895,291	20,526	(75,468)	(50,350)	789,999	835,969
Multi-asset	9,150	(646)	(938)	(264)	7,302	7,871
Alternatives	5,699	(170)	(99)	(218)	5,212	5,602
Non-ETF Index subtotal	3,205,914	26,849	(385,142)	(103,379)	2,744,242	2,970,679
Index & ETFs subtotal	6,356,410	78,952	(782,967)	(123,857)	5,528,538	5,934,746
Long-term	8,835,550	68,613	(1,000,519)	(164,458)	7,739,186	8,279,105
Cash management	724,939	21,218	(130)	(6,570)	739,457	734,270
Advisory(3)	9,025	(258)	-	-	8,767	8,903
Total	$9,569,514	$89,573	$(1,000,649)	$(171,028)	$8,487,410	$9,022,278

The following table presents the component changes in AUM by product type for the three months ended June 30, 2022.

	March 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2022	(outflows)	change	impact(1)	2022	AUM(2)
Equity	$5,119,044	$28,642	$(726,511)	$(76,055)	$4,345,120	$4,733,598
Fixed income	2,645,871	36,126	(174,111)	(68,042)	2,439,844	2,532,122
Multi-asset	785,182	1,380	(91,153)	(16,944)	678,465	731,741
Alternatives:
Illiquid alternatives	109,141	5,414	(682)	(1,834)	112,039	110,501
Liquid alternatives	87,326	(932)	(1,518)	(1,106)	83,770	85,574
Currency and commodities(4)	88,986	(2,017)	(6,544)	(477)	79,948	85,569
Alternatives subtotal	285,453	2,465	(8,744)	(3,417)	275,757	281,644
Long-term	8,835,550	68,613	(1,000,519)	(164,458)	7,739,186	8,279,105
Cash management	724,939	21,218	(130)	(6,570)	739,457	734,270
Advisory(3)	9,025	(258)	-	-	8,767	8,903
Total	$9,569,514	$89,573	$(1,000,649)	$(171,028)	$8,487,410	$9,022,278

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(4)	Amounts include commodity ETFs.

AUM decreased $1.08 trillion to $8.49 trillion at June 30, 2022, driven by net market depreciation and the negative impact of foreign exchange movements, partially offset by net inflows.

Long-term net inflows of $69 billion were comprised of net inflows of $52 billion and $26 billion into ETFs and institutional, respectively, partially offset by $10 billion of retail outflows. Net flows in long-term products are described below.

•

ETFs net inflows of $52 billion reflected growth from each of our major product categories, including core equity, strategic, and precision ETFs. Fixed income net inflows of $31 billion reflected demand for treasuries, short duration, inflation-linked, sustainable and municipal bond ETFs. Equity net inflows of $23 billion were driven by both US and international equity market exposures.

•	Institutional index net inflows of $21 billion were led by $20 billion of fixed income net inflows reflecting continued strength in liability-driven investment (“LDI”) solutions.
•

Institutional active net inflows of $5 billion were led by growth in systematic active equity, illiquid alternatives, LifePath target-date funds and outsourced chief investment officer (“OCIO”) solutions, partially offset by fixed income net outflows.

•

Retail net outflows of $10 billion reflected industry pressures in active fixed income and world allocation strategies, partially offset by strength in index separately managed accounts (“SMAs”), municipal bonds and our systematic multi-strategy alternatives fund.

Cash management AUM increased to $739 billion, driven by US government mandates and included inflows from Circle Internet Financial as the Company became the primary manager of their USD Coin cash reserves.

Net market depreciation of $1 trillion was primarily driven by global equity and fixed income market depreciation.

AUM decreased $171 billion due to the negative impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the British pound, the Japanese yen and the Euro.

Component Changes in AUM for the Six Months Ended June 30, 2022

The following table presents the component changes in AUM by client type and product type for the six months ended June 30, 2022.

	December 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Retail:
Equity	$471,937	$5,329	$(95,767)	$(10,273)	$371,226	$426,530
Fixed income	365,306	(9,458)	(37,149)	(4,839)	313,860	341,015
Multi-asset	155,461	(22)	(25,078)	(1,219)	129,142	144,767
Alternatives	47,349	4,342	(1,879)	(615)	49,197	49,151
Retail subtotal	1,040,053	191	(159,873)	(16,946)	863,425	961,463
ETFs:
Equity	2,447,248	64,499	(484,632)	(16,772)	2,010,343	2,255,471
Fixed income	745,373	38,889	(81,054)	(7,320)	695,888	713,181
Multi-asset	9,119	231	(1,433)	(49)	7,868	8,466
Alternatives	65,614	4,693	14	(124)	70,197	72,087
ETFs subtotal	3,267,354	108,312	(567,105)	(24,265)	2,784,296	3,049,205
Institutional:
Active:
Equity	199,980	5,716	(35,704)	(6,295)	163,697	183,162
Fixed income	767,402	(9,667)	(83,354)	(12,529)	661,852	715,059
Multi-asset	642,951	18,997	(108,576)	(19,213)	534,159	598,329
Alternatives	146,384	6,627	1,285	(3,142)	151,154	150,223
Active subtotal	1,756,717	21,673	(226,349)	(41,179)	1,510,862	1,646,773
Index:
Equity	2,223,195	29,122	(388,908)	(63,555)	1,799,854	2,036,631
Fixed income	943,960	23,885	(130,877)	(68,724)	768,244	861,222
Multi-asset	8,963	(154)	(1,135)	(378)	7,296	8,173
Alternatives	5,534	(671)	657	(311)	5,209	5,540
Index subtotal	3,181,652	52,182	(520,263)	(132,968)	2,580,603	2,911,566
Institutional subtotal	4,938,369	73,855	(746,612)	(174,147)	4,091,465	4,558,339
Long-term	9,245,776	182,358	(1,473,590)	(215,358)	7,739,186	8,569,007
Cash management	755,057	(5,876)	(759)	(8,965)	739,457	735,753
Advisory(3)	9,310	(543)	-	-	8,767	9,012
Total	$10,010,143	$175,939	$(1,474,349)	$(224,323)	$8,487,410	$9,313,772

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.

The following table presents the component changes in AUM by investment style and product type for the six months ended June 30, 2022.

	December 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Active:
Equity	$507,103	$172	$(102,604)	$(11,623)	$393,048	$454,645
Fixed income	1,107,085	(20,416)	(117,195)	(15,517)	953,957	1,032,671
Multi-asset	798,404	18,974	(133,653)	(20,430)	663,295	743,088
Alternatives	193,733	10,969	(596)	(3,758)	200,348	199,373
Active subtotal	2,606,325	9,699	(354,048)	(51,328)	2,210,648	2,429,777
Index and ETFs:
ETFs:
Equity	2,447,248	64,499	(484,632)	(16,772)	2,010,343	2,255,471
Fixed income	745,373	38,889	(81,054)	(7,320)	695,888	713,181
Multi-asset	9,119	231	(1,433)	(49)	7,868	8,466
Alternatives	65,614	4,693	14	(124)	70,197	72,087
ETFs subtotal	3,267,354	108,312	(567,105)	(24,265)	2,784,296	3,049,205
Non-ETF Index:
Equity	2,388,009	39,995	(417,775)	(68,500)	1,941,729	2,191,678
Fixed income	969,583	25,176	(134,185)	(70,575)	789,999	884,625
Multi-asset	8,971	(153)	(1,136)	(380)	7,302	8,181
Alternatives	5,534	(671)	659	(310)	5,212	5,541
Non-ETF Index subtotal	3,372,097	64,347	(552,437)	(139,765)	2,744,242	3,090,025
Index & ETFs subtotal	6,639,451	172,659	(1,119,542)	(164,030)	5,528,538	6,139,230
Long-term	9,245,776	182,358	(1,473,590)	(215,358)	7,739,186	8,569,007
Cash management	755,057	(5,876)	(759)	(8,965)	739,457	735,753
Advisory(3)	9,310	(543)	-	-	8,767	9,012
Total	$10,010,143	$175,939	$(1,474,349)	$(224,323)	$8,487,410	$9,313,772

The following table presents the component changes in AUM by product type for the six months ended June 30, 2022.

	December 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Equity	$5,342,360	$104,666	$(1,005,011)	$(96,895)	$4,345,120	$4,901,794
Fixed income	2,822,041	43,649	(332,434)	(93,412)	2,439,844	2,630,477
Multi-asset	816,494	19,052	(136,222)	(20,859)	678,465	759,735
Alternatives:
Illiquid alternatives	102,579	9,286	2,525	(2,351)	112,039	108,652
Liquid alternatives	87,348	976	(3,377)	(1,177)	83,770	86,251
Currency and commodities(4)	74,954	4,729	929	(664)	79,948	82,098
Alternatives subtotal	264,881	14,991	77	(4,192)	275,757	277,001
Long-term	9,245,776	182,358	(1,473,590)	(215,358)	7,739,186	8,569,007
Cash management	755,057	(5,876)	(759)	(8,965)	739,457	735,753
Advisory(3)	9,310	(543)	-	-	8,767	9,012
Total	$10,010,143	$175,939	$(1,474,349)	$(224,323)	$8,487,410	$9,313,772

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(4)	Amounts include commodity ETFs.

AUM decreased $1.52 trillion to $8.49 trillion at June 30, 2022, driven by net market depreciation and the negative impact of foreign exchange movements, partially offset by net inflows.

Long-term net inflows of $182 billion were comprised of net inflows of $108 billion and $74 billion into ETFs and institutional, respectively. Net flows in long-term products are described below.

•

ETFs net inflows of $108 billion reflected growth from each of our major product categories, including core equity, strategic, and precision ETFs. Equity net inflows of $64 billion were driven by both US and international equity market exposures. Fixed income net inflows of $39 billion reflected demand for treasuries, short duration, sustainable, and municipal bond ETFs.

•

Institutional index net inflows of $52 billion were led by $29 billion of equity net inflows, including approximately $70 billion from two large institutional clients during the first quarter of 2022, and $24 billion of fixed income inflows reflecting continued strength in LDI solutions.

•	Institutional active net inflows of $22 billion were led by growth in systematic active equity, illiquid alternatives, LifePath target-date funds and OCIO solutions.

Cash management AUM decreased to $739 billion, due to net outflows of $6 billion and the negative impact of foreign exchange movements of $9 billion.

Net market depreciation of $1.5 trillion was primarily driven by global equity and fixed income market depreciation.

AUM decreased $224 billion due to the negative impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the British pound, the Japanese yen and the Euro.

Component Changes in AUM for the Twelve Months Ended June 30, 2022

The following table presents the component changes in AUM by client type and product type for the twelve months ended June 30, 2022.

	June 30,	Net inflows	Market	FX	June 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Retail:
Equity	$446,327	$23,190	$(84,740)	$(13,551)	$371,226	$439,849
Fixed income	359,480	3,925	(42,563)	(6,982)	313,860	350,333
Multi-asset	147,228	7,683	(24,120)	(1,649)	129,142	147,910
Alternatives	42,448	9,588	(2,023)	(816)	49,197	46,930
Retail subtotal	995,483	44,386	(153,446)	(22,998)	863,425	985,022
ETFs:
Equity	2,257,828	169,555	(392,003)	(25,037)	2,010,343	2,279,120
Fixed income	700,009	94,433	(87,618)	(10,936)	695,888	714,420
Multi-asset	7,663	1,551	(1,265)	(81)	7,868	8,312
Alternatives	66,005	4,670	(311)	(167)	70,197	69,079
ETFs subtotal	3,031,505	270,209	(481,197)	(36,221)	2,784,296	3,070,931
Institutional:
Active:
Equity	184,174	15,311	(27,814)	(7,974)	163,697	184,401
Fixed income	716,671	43,210	(80,946)	(17,083)	661,852	720,305
Multi-asset	584,582	58,347	(81,391)	(27,379)	534,159	603,840
Alternatives	138,622	13,870	2,652	(3,990)	151,154	146,260
Active subtotal	1,624,049	130,738	(187,499)	(56,426)	1,510,862	1,654,806
Index:
Equity	2,146,062	(25,116)	(239,291)	(81,801)	1,799,854	2,096,323
Fixed income	936,005	30,288	(111,182)	(86,867)	768,244	902,546
Multi-asset	9,297	(587)	(925)	(489)	7,296	9,074
Alternatives	5,709	(1,036)	906	(370)	5,209	5,604
Index subtotal	3,097,073	3,549	(350,492)	(169,527)	2,580,603	3,013,547
Institutional subtotal	4,721,122	134,287	(537,991)	(225,953)	4,091,465	4,668,353
Long-term	8,748,110	448,882	(1,172,634)	(285,172)	7,739,186	8,724,306
Cash management	727,603	25,638	(1,687)	(12,097)	739,457	729,454
Advisory(3)	20,280	(11,530)	18	(1)	8,767	10,566
Total	$9,495,993	$462,990	$(1,174,303)	$(297,270)	$8,487,410	$9,464,326

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended June 30, 2022.

	June 30,	Net inflows	Market	FX	June 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Active:
Equity	$479,240	$23,744	$(94,518)	$(15,418)	$393,048	$468,953
Fixed income	1,054,517	41,507	(120,201)	(21,866)	953,957	1,047,608
Multi-asset	731,806	66,025	(105,509)	(29,027)	663,295	751,743
Alternatives	181,069	23,458	627	(4,806)	200,348	193,189
Active subtotal	2,446,632	154,734	(319,601)	(71,117)	2,210,648	2,461,493
Index and ETFs:
ETFs:
Equity	2,257,828	169,555	(392,003)	(25,037)	2,010,343	2,279,120
Fixed income	700,009	94,433	(87,618)	(10,936)	695,888	714,420
Multi-asset	7,663	1,551	(1,265)	(81)	7,868	8,312
Alternatives	66,005	4,670	(311)	(167)	70,197	69,079
ETFs subtotal	3,031,505	270,209	(481,197)	(36,221)	2,784,296	3,070,931
Non-ETF Index:
Equity	2,297,323	(10,359)	(257,327)	(87,908)	1,941,729	2,251,620
Fixed income	957,639	35,916	(114,490)	(89,066)	789,999	925,576
Multi-asset	9,301	(582)	(927)	(490)	7,302	9,081
Alternatives	5,710	(1,036)	908	(370)	5,212	5,605
Non-ETF Index subtotal	3,269,973	23,939	(371,836)	(177,834)	2,744,242	3,191,882
Index & ETFs subtotal	6,301,478	294,148	(853,033)	(214,055)	5,528,538	6,262,813
Long-term	8,748,110	448,882	(1,172,634)	(285,172)	7,739,186	8,724,306
Cash management	727,603	25,638	(1,687)	(12,097)	739,457	729,454
Advisory(3)	20,280	(11,530)	18	(1)	8,767	10,566
Total	$9,495,993	$462,990	$(1,174,303)	$(297,270)	$8,487,410	$9,464,326

The following table presents the component changes in AUM by product type for the twelve months ended June 30, 2022.

	June 30,	Net inflows	Market	FX	June 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Equity	$5,034,391	$182,940	$(743,848)	$(128,363)	$4,345,120	$4,999,693
Fixed income	2,712,165	171,856	(322,309)	(121,868)	2,439,844	2,687,604
Multi-asset	748,770	66,994	(107,701)	(29,598)	678,465	769,136
Alternatives:
Illiquid alternatives	95,961	15,835	3,322	(3,079)	112,039	103,771
Liquid alternatives	81,560	6,629	(2,983)	(1,436)	83,770	85,311
Currency and commodities(4)	75,263	4,628	885	(828)	79,948	78,791
Alternatives subtotal	252,784	27,092	1,224	(5,343)	275,757	267,873
Long-term	8,748,110	448,882	(1,172,634)	(285,172)	7,739,186	8,724,306
Cash management	727,603	25,638	(1,687)	(12,097)	739,457	729,454
Advisory(3)	20,280	(11,530)	18	(1)	8,767	10,566
Total	$9,495,993	$462,990	$(1,174,303)	$(297,270)	$8,487,410	$9,464,326

(1)	Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)	Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(4)	Amounts include commodity ETFs.

AUM decreased $1 trillion to $8.49 trillion at June 30, 2022, driven by net market depreciation and the negative impact of foreign exchange movements, partially offset by net inflows.

Long-term net inflows of $449 billion were comprised of net inflows of $270 billion, $135 billion and $44 billion from ETFs, institutional, and retail respectively. Net flows in long-term products are described below.

•

ETFs net inflows of $270 billion reflected positive flows across core equity, strategic and precision ETFs, and across asset classes. Equity net inflows of $170 billion were driven by both US and international equity market exposures. Fixed income net inflows of $94 billion were led by flows into treasuries, inflation-protected, municipal and core bond ETFs.

•

Institutional active net inflows of $131 billion included the previously disclosed impact of a significant active fixed income mandate from an insurance client in the fourth quarter of 2021 and an OCIO mandate from an Asia-Pacific client in the third quarter of 2021. Net inflows also reflected continued growth in LifePath target-date funds, illiquid alternatives and systematic active equity strategies.

•

Institutional index net inflows of $4 billion reflected $30 billion of fixed income net inflows, including $70 billion from two large clients in the first quarter of 2022, partially offset by equity net outflows of $25 billion.

•

Retail net inflows of $44 billion included net inflows of $27 billion and $17 billion in the US and internationally, respectively. Retail net inflows reflected strength in thematic and global equity and US growth equity funds, natural resources, unconstrained, municipal and total return fixed income funds, multi-asset and alternatives funds.

Cash management AUM increased to $739 billion, driven by net inflows of $26 billion partially offset by the negative impact of foreign exchange movements.

Net market depreciation of $1.2 trillion was driven by global equity and fixed income market depreciation.

AUM decreased $297 billion due to the negative impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar, largely against the British pound, Euro and Japanese yen.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and six months ended June 30, 2022 and 2021 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

Revenue

The table below presents detail of revenue for the three and six months ended June 30, 2022 and 2021 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$550	$641	$1,166	$1,217
ETFs	1,103	1,156	2,261	2,224
Non-ETF Index	186	198	373	374
Equity subtotal	1,839	1,995	3,800	3,815
Fixed income:
Active	503	545	1,037	1,070
ETFs	274	294	563	589
Non-ETF Index	102	116	220	229
Fixed income subtotal	879	955	1,820	1,888
Multi-asset	331	344	690	672
Alternatives:
Illiquid alternatives	184	167	363	335
Liquid alternatives	161	150	328	297
Currency and commodities(1)	62	55	118	108
Alternatives subtotal	407	372	809	740
Long-term	3,456	3,666	7,119	7,115
Cash management	232	91	402	234
Total investment advisory, administration fees and securities lending revenue	3,688	3,757	7,521	7,349
Investment advisory performance fees:
Equity	3	36	15	62
Fixed income	13	15	22	29
Multi-asset	7	9	12	17
Alternatives:
Illiquid alternatives	65	90	102	97
Liquid alternatives	18	190	53	264
Alternatives subtotal	83	280	155	361
Total performance fees	106	340	204	469
Technology services revenue	332	316	673	622
Distribution fees:
Retrocessions	269	264	548	502
12b-1 fees (US mutual fund distribution fees)	80	87	168	172
Other	12	18	26	35
Total distribution fees	361	369	742	709
Advisory and other revenue:
Advisory	15	9	31	24
Other	24	29	54	45
Total advisory and other revenue	39	38	85	69
Total revenue	$4,526	$4,820	$9,225	$9,218

(1)	Amounts include commodity ETFs.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)		Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(2)
	2022	2021	2022	2021	2022	2021	2022	2021
Equity:
Active	15%	18%	5%	5%	15%	19%	5%	5%
ETFs	30%	31%	24%	24%	30%	30%	23%	23%
Non-ETF Index	5%	5%	24%	23%	5%	5%	24%	24%
Equity subtotal	50%	54%	53%	52%	50%	54%	52%	52%
Fixed income:
Active	14%	14%	11%	12%	14%	14%	11%	11%
ETFs	7%	8%	8%	7%	7%	8%	8%	8%
Non-ETF Index	3%	3%	9%	10%	3%	3%	10%	10%
Fixed income subtotal	24%	25%	28%	29%	24%	25%	29%	29%
Multi-asset	9%	9%	8%	8%	9%	9%	8%	8%
Alternatives:
Illiquid alternatives	5%	5%	1%	1%	5%	5%	1%	1%
Liquid alternatives	4%	4%	1%	1%	4%	4%	1%	1%
Currency and commodities(3)	2%	1%	1%	1%	3%	1%	1%	1%
Alternatives subtotal	11%	10%	3%	3%	12%	10%	3%	3%
Long-term	94%	98%	92%	92%	95%	98%	92%	92%
Cash management	6%	2%	8%	8%	5%	2%	8%	8%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)	Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(3)	Amounts include commodity ETFs.

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Revenue decreased $294 million, or 6%, from the three months ended June 30, 2021, primarily driven by the impact of significantly lower markets and US dollar appreciation on average AUM and lower performance fees.

Investment advisory, administration fees and securities lending revenue of $3,688 million decreased $69 million from $3,757 million for the three months ended June 30, 2021, primarily driven by the negative impact of market beta and foreign exchange movements on average AUM, partially offset by organic base fee growth, the elimination of yield-related fee waivers on money market funds, and higher securities lending revenue. Securities lending revenue of $160 million increased from $140 million for the three months ended June 30, 2021, primarily reflecting higher spreads.

Investment advisory performance fees of $106 million decreased $234 million from $340 million for the three months ended June 30, 2021, primarily reflecting lower revenue from alternative and long-only products.

Technology services revenue of $332 million increased $16 million from $316 million for the three months ended June 30, 2021, reflecting continued strong client demand for Aladdin, despite the negative impact of foreign exchange movements.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

Revenue increased $7 million from the six months ended June 30, 2021, reflecting higher base fees, technology services revenue and securities lending revenue, largely offset by lower performance fees.

Investment advisory, administration fees and securities lending revenue of $7,521 million increased $172 million from $7,349 million for the six months ended June 30, 2021, primarily driven by strong organic base fee growth, the elimination of yield-related fee waivers on money market funds, and higher securities lending revenue, partially offset by the negative impact of market beta and foreign exchange movements on average AUM. Securities lending revenue of $298 million increased $31 million from $267 million for the six months ended June 30, 2021, primarily reflecting higher spreads.

Investment advisory performance fees of $204 million decreased $265 million from $469 million for the six months ended June 30, 2021, primarily reflecting lower revenue from liquid alternative and long-only products.

Technology services revenue of $673 million increased $51 million from $622 million for the six months ended June 30, 2021, primarily reflecting higher revenue from Aladdin, despite the negative impact of foreign exchange movements.

Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Expense:
Employee compensation and benefits	$1,414	$1,548	$2,912	$2,957
Distribution and servicing costs:
Retrocessions	269	264	548	502
12b-1 costs	78	85	164	168
Other	225	174	434	358
Total distribution and servicing costs	572	523	1,146	1,028
Direct fund expense	304	320	633	640
General and administration expense:
Marketing and promotional	76	53	136	88
Occupancy and office related	106	80	205	159
Portfolio services	67	64	136	129
Sub-advisory	20	23	42	45
Technology	148	129	293	233
Professional services	42	41	82	80
Communications	10	11	21	22
Foreign exchange remeasurement	2	(2)	(1)	2
Contingent consideration fair value adjustments	—	1	1	4
Product launch costs	—	—	—	178
Other general and administration	59	61	111	106
Total general and administration expense	530	461	1,026	1,046
Amortization of intangible assets	38	37	76	71
Total expense	$2,858	$2,889	$5,793	$5,742

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Expense decreased $31 million from the three months ended June 30, 2021, largely driven by lower employee compensation and benefits expense, partially offset by higher general and administration expense.

Employee compensation and benefits expense decreased $134 million from the three months ended June 30, 2021, reflecting lower incentive compensation, due to lower operating income and performance fees, and lower deferred compensation driven in part by the lower mark-to-market impact of certain deferred cash compensation programs, partially offset by higher base compensation.

General and administration expense increased $69 million from the three months ended June 30, 2021, primarily driven by higher marketing and promotional expense, resulting from higher travel and entertainment expense, and higher technology expense. The increase also reflected higher occupancy and office related expense, including $15 million of noncash occupancy expense related to the lease of office space for the Company’s future headquarters located at 50 Hudson Yards in New York (“Lease cost – Hudson Yards”), which it expects to begin to occupy in late 2022 (and begin lease payments in May 2023). Lease cost – Hudson Yards has been excluded from our “as adjusted” financial results. See Non-GAAP Financial Measures for further information on as adjusted items.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

Expense increased $51 million from the six months ended June 30, 2021, largely driven by higher volume-related expense, partially offset by lower employee compensation and benefits expense and lower general and administration expense, including the impact of product launch costs incurred during the six months ended June 30, 2021.

Employee compensation and benefits expense decreased $45 million from the six months ended June 30, 2021, reflecting lower incentive compensation due to lower operating income and performance fees, and lower deferred compensation driven in part by the lower mark-to-market impact of certain deferred cash compensation programs, partially offset by higher base compensation.

General and administration expense decreased $20 million from the six months ended June 30, 2021, primarily driven by $178 million of product launch costs incurred during the six months ended June 30, 2021, partially offset by higher technology expense and higher marketing and promotional expense, resulting from higher travel and entertainment expense. General and administration expense also reflected higher occupancy and office related expense, including $27 million of Lease cost – Hudson Yards described above.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Nonoperating income (expense), GAAP basis	$(347)	$270	$(485)	$316
Less: Net income (loss) attributable to NCI	(114)	169	(187)	243
Nonoperating income (expense), net of NCI(1)(2)	$(233)	$101	$(298)	$73

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Net gain (loss) on investments(1)(2)
Private equity	$(8)	$66	$2	$88
Real assets	1	3	14	6
Other alternatives(3)	(5)	17	(1)	30
Other investments(4)	(112)	48	(187)	45
Subtotal	(124)	134	(172)	169
Other gains (losses)(5)	(76)	11	(57)	(16)
Total net gain (loss) on investments(1)(2)	(200)	145	(229)	153
Interest and dividend income	21	8	39	27
Interest expense	(54)	(52)	(108)	(107)
Net interest expense	(33)	(44)	(69)	(80)
Nonoperating income (expense)(1)	$(233)	$101	$(298)	$73

(1)	Net of net income (loss) attributable to NCI.
(2)

Management believes nonoperating income (expense), less net income (loss) attributable to NCI, is an effective measure for reviewing BlackRock’s nonoperating results, which ultimately impacts BlackRock’s book value. See Non-GAAP Financial Measures for further information on other non-GAAP financial measures for the three and six months ended June 30, 2022 and 2021.

(3)	Amounts primarily include net gains (losses) related to credit funds, direct hedge fund strategies and hedge fund solutions.
(4)	Amounts primarily include mark-to-market net gains (losses) related to unhedged equity, fixed income and multi-asset seed investments.
(5)	Amounts primarily include noncash pre-tax gains (losses) related to the revaluation of certain minority investments.

Income Tax Expense

	GAAP				As Adjusted
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Operating income(1)	$1,668	$1,931	$3,432	$3,476	$1,727	$2,016	$3,549	$3,615
Total nonoperating income (expense)(1)(2)	$(233)	$101	$(298)	$73	$(233)	$101	$(298)	$73
Income before income taxes	$1,435	$2,032	$3,134	$3,549	$1,494	$2,117	$3,251	$3,688
Income tax expense	$358	$654	$621	$972	$372	$503	$667	$834
Effective tax rate	24.9%	32.2%	19.8%	27.4%	24.9%	23.8%	20.5%	22.6%

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

2022. Income tax expense for the six months ended June 30, 2022 included $133 million of discrete tax benefits related to stock-based compensation awards that vested in the first quarter and the resolution of certain outstanding tax matters.  In addition, GAAP income tax expense for the six months ended June 30, 2022 included $18 million of net noncash tax benefit related to the revaluation of certain deferred income tax liabilities, which was excluded from our as adjusted results, as it will not have a cash flow impact and to ensure comparability among periods presented.

2021. Income tax expense for the three and six months ended June 30, 2021 included $171 million of noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the United Kingdom increasing its corporate tax rate, which was excluded from our as adjusted results, as it will not have a cash flow impact and to ensure comparability among periods presented. Income tax expense for the six months ended June 30, 2021 also reflected $39 million of discrete tax benefits related to stock-based compensation awards that vested in the first quarter of 2021.

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

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as variable interest entities (“VIEs”) and voting rights entities (“VREs”) (collectively, “CIPs”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2021 Form 10-K for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by CIPs to use in its operating activities. In addition, the Company cannot readily sell investments held by CIPs in order to obtain cash for use in the Company’s operations.

	June 30, 2022
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$6,481	$—	$318	$6,163
Accounts receivable	3,471	—	—	3,471
Investments	7,302	—	1,252	6,050
Separate account assets and collateral held under securities lending agreements	68,548	68,548	—	—
Operating lease right-of-use assets	1,543	—	—	1,543
Other assets(3)	4,898	—	86	4,812
Subtotal	92,243	68,548	1,656	22,039
Goodwill and intangible assets, net	33,723	—	—	33,723
Total assets	$125,966	$68,548	$1,656	$55,762
Liabilities
Accrued compensation and benefits	$1,408	$—	$—	$1,408
Accounts payable and accrued liabilities	1,324	—	—	1,324
Borrowings	6,635	—	—	6,635
Separate account liabilities and collateral liabilities under securities lending agreements	68,548	68,548	—	—
Deferred income tax liabilities(4)	2,801	—	—	2,801
Operating lease liabilities	1,815	—	—	1,815
Other liabilities	5,130	—	507	4,623
Total liabilities	87,661	68,548	507	18,606
Equity
Total BlackRock, Inc. stockholders’ equity	37,089	—	—	37,089
Noncontrolling interests	1,216	—	1,149	67
Total equity	38,305	—	1,149	37,156
Total liabilities and equity	$125,966	$68,548	$1,656	$55,762

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

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of June 30, 2022 and December 31, 2021 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets.   Cash and cash equivalents at June 30, 2022 and December 31, 2021 included $318 million and $308 million, respectively, of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the six months ended June 30, 2022).

Accounts receivable at June 30, 2022 decreased $318 million from December 31, 2021, primarily due to lower base and performance fee receivables, partially offset by an increase in technology services receivables. Investments, including the impact held by CIPs, increased $40 million from December 31, 2021 (for more information see Investments herein). Goodwill and intangible assets decreased $81 million from December 31, 2021, primarily due to amortization of intangible assets. Other assets increased $1.4 billion from December 31, 2021, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities).

Liabilities.    Accrued compensation and benefits at June 30, 2022 decreased $1.5 billion from December 31, 2021, primarily due to 2021 incentive compensation cash payments in the first quarter of 2022, partially offset by 2022 incentive compensation accruals. Accounts payable and accrued liabilities at June 30, 2022 decreased $73 million from December 31, 2021. Borrowings at June 30, 2022 decreased $811 million from December 31, 2021, primarily due to repayments of borrowings of $750 million. Other liabilities increased $1.1 billion from December 31, 2021, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets), and higher other liabilities held by CIPs, including deferred carried interest liabilities. Net deferred income tax liabilities at June 30, 2022 increased $43 million from December 31, 2021, primarily due to the effects of temporary differences associated with stock-based compensation partially offset by unrealized investment losses.

Investments

The Company’s investments were $7.3 billion at both June 30, 2022 and December 31, 2021. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	June 30,	December 31,
(in millions)	2022	2021
Investments, GAAP	$7,302	$7,262
Investments held by CIPs	(4,554)	(4,623)
Net interest in CIPs(1)	3,302	3,391
Investments, as adjusted	6,050	6,030
Federal Reserve Bank stock	(90)	(96)
Hedged investments	(651)	(720)
Carried interest	(1,644)	(1,555)
Total “economic” investment exposure(2)	$3,665	$3,659

(1)	Amounts included $1.6 billion and $1.5 billion of carried interest (VIEs) as of June 30, 2022 and December 31, 2021, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)	Amounts exclude investments in strategic minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(in millions)	2022	2021
Equity(1)	$1,252	$1,352
Fixed income(2)	602	600
Multi-asset(3)	107	125
Alternatives:
Private equity	980	960
Real assets	312	279
Other alternatives(4)	412	343
Alternatives subtotal	1,704	1,582
Total “economic” investment exposure	$3,665	$3,659

(1)	Equity includes unhedged seed investments in equity mutual funds/strategies and equity securities.
(2)	Fixed income includes unhedged seed investments in fixed income mutual funds/strategies, bank loans and UK government securities, primarily held for regulatory purposes.
(3)	Multi-asset includes unhedged seed investments in multi-asset mutual funds/strategies.
(4)	Other alternatives primarily include co-investments in direct hedge fund strategies and hedge fund solutions.

As adjusted investment activity for the six months ended June 30, 2022 was as follows:

(in millions)	Six Months Ended June 30, 2022
Investments, as adjusted, beginning balance	$6,030
Purchases/capital contributions	702
Sales/maturities	(320)
Distributions(1)	(78)
Market appreciation(depreciation)/earnings from equity method investments	(291)
Carried interest capital allocations/(distributions)	89
Other(2)	(82)
Investments, as adjusted, ending balance	$6,050

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2021	$9,340	$308	$9,032
Net cash provided by/(used in) operating activities	1,223	(415)	1,638
Net cash provided by/(used in) investing activities	(500)	(5)	(495)
Net cash provided by/(used in) financing activities	(3,272)	430	(3,702)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(293)	—	(293)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,842)	10	(2,852)
Cash, cash equivalents and restricted cash, June 30, 2022	$6,498	$318	$6,180

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

Cash flows used in investing activities, excluding the impact of CIPs, for the six months ended June 30, 2022 were $495 million and primarily reflected $266 million of net investment purchases and $263 million of purchases of property and equipment.

Cash flows used in financing activities, excluding the impact of CIPs, for the six months ended June 30, 2022 were $3.7 billion, primarily resulting from $1.5 billion of cash dividend payments, $1.4 billion of share repurchases, including $1 billion in open market transactions and $0.4 billion of employee tax withholdings related to employee stock transactions, and $0.8 billion of repayments of borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
(in millions)	2022	2021
Cash and cash equivalents	$6,481	$9,323
Cash and cash equivalents held by CIPs(1)	(318)	(308)
Subtotal(2)	6,163	9,015
Credit facility – undrawn	4,700	4,400
Total liquidity resources	$10,863	$13,415

(1)	The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(2)

The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 45% and 50% at June 30, 2022 and December 31, 2021, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

Total liquidity resources decreased $2.6 billion during the six months ended June 30, 2022, primarily reflecting cash payments of 2021 year-end incentive awards, cash dividend payments of $1.5 billion, share repurchases of $1.4 billion and $0.8 billion of repayments of borrowings, partially offset by cash flows from other operating activities and a $300 million increase in the aggregate commitment amount under the credit facility.

A significant portion of the Company’s $6.1 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases.  During the six months ended June 30, 2022, the Company repurchased approximately 1.4 million of common shares under the Company’s existing share repurchase program for approximately $1 billion. At June 30, 2022, there were approximately 2.2 million shares still authorized to be repurchased under the program.

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

At June 30, 2022 and December 31, 2021, the Company was required to maintain approximately $2.2 billion and $2.3 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the United Kingdom, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Borrowings

2022 Revolving Credit Facility.   Since 2011, the Company has maintained an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2022 credit facility”). In March 2022, the 2022 credit facility was amended to, among other things, (i) increase the aggregate commitment amount by $300 million to $4.7 billion, (ii) extend the maturity date to March 2027, (iii) change the rate for borrowings denominated in US dollars from a rate based on the London Interbank Offered Rate (“LIBOR”) to a rate based on the secured overnight financing rate (“SOFR”) subject to certain adjustments and (iv) raise and/or add certain specified targets for the sustainability-linked pricing mechanics. The 2022 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2022 credit facility to an aggregate principal amount of up to $5.7 billion. The 2022 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2022. At June 30, 2022, the Company had no amount outstanding under the 2022 credit facility.

Commercial Paper Program.   The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2022 credit facility. At June 30, 2022, BlackRock had no CP Notes outstanding.

Long-term Notes.  At June 30, 2022, the principal amount of long-term notes outstanding was $6.7 billion. See Note 15, Borrowings, in the 2021 Form 10-K for more information on overall borrowings outstanding as of December 31, 2021.

In June 2022, the Company fully repaid $750 million of 3.375% notes at maturity.

During the six months ended June 30, 2022, the Company paid approximately $95 million of interest on long-term notes. Future principal repayments and interest requirements at June 30, 2022 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2022	$—	$79	$79
2023	—	168	168
2024	1,000	151	1,151
2025(1)	732	133	865
2026	—	124	124
2027	700	113	813
Thereafter	4,250	286	4,536
Total	$6,682	$1,054	$7,736

__________________________

(1)	The carrying value of the 2025 Notes is calculated using the EUR/USD foreign exchange rate as of June 30, 2022.

Commitments and Contingencies

Investment Commitments.    At June 30, 2022, the Company had $806 million of various capital commitments to fund sponsored investment products, including CIPs. These products include various illiquid alternative products, including private equity funds and real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Critical Accounting Policies And Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. These estimates, judgments and assumptions are affected by the Company’s application of accounting policies. Management considers the following accounting policies and estimates critical to understanding the condensed consolidated financial statements. These policies and estimates are considered critical because they had a material impact, or are reasonably likely to have a material impact on the Company’s condensed consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. For a summary of these and additional accounting policies, see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements. In addition, see Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2021 Form 10-K for further information.

Consolidation.  The Company consolidates entities in which the Company has a controlling financial interest. The company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it a) has the power to direct the activities that most significantly impact the entity’s economic performance and b) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as on-going redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%. As of June 30, 2022, the Company was deemed to be the PB of 80 VIEs. See Note 6, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

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

Performance fees, including carried interest, are recognized when it is determined that they are no longer probable of significant reversal (such as upon the sale of a fund’s investment or when the investment performance exceeds a contractual threshold at the end of a specified measurement period). Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Significant judgment is involved in making such determination. Performance fees typically arise from investment management services that began in prior reporting periods. Consequently, a portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest. These factors include but are not limited to whether: (1) the amounts are dependent on the financial markets and, thus, are highly susceptible to factors outside the Company’s influence; (2) the ultimate payments have a large number and a broad range of possible amounts; and (3) the funds or SMAs have the ability to a) invest or reinvest their sales proceeds or b) distribute their sales proceeds and determine the timing of such distributions.

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition. The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At June 30, 2022 and December 31, 2021, the Company had $1.6 billion and $1.5 billion, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 16, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and six months ended June 30, 2022 and 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk.    BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2022, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At June 30, 2022, the Company had outstanding total return swaps with an aggregate notional value of approximately $651 million.

At June 30, 2022, approximately $4.6 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $3.7 billion. See Statement of Financial Condition Overview-Investments in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk.    At June 30, 2022, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1.9 billion of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $189 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk.   At June 30, 2022, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $1.8 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $34 million in the carrying value of such investments.

Foreign Exchange Rate Risk.    As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $190 million at June 30, 2022. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $79 million decline in the carrying value of such investments.

Other Market Risks.   The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At June 30, 2022, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $1.7 billion.

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

Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 through April 30, 2022	244,499	$673.67	240,693	2,751,725
May 1, 2022 through May 31, 2022	501,929	$618.71	499,140	2,252,585
June 1, 2022 through June 30, 2022	47,502	$675.22	43,940	2,208,645
Total	793,930	$639.02	783,773

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

10.1(1)

Amendment No. 12, dated as of March 31, 2022, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 1, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: August 5, 2022		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)