Form 10-Q
period 2022-09-30
BlackRock Inc.
filed 2022-11-04
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 150,195,577 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	September 30,	December 31,
(in millions, except shares and per share data)	2022	2021
Assets
Cash and cash equivalents(1)	$6,797	$9,323
Accounts receivable	3,361	3,789
Investments(1)	6,907	7,262
Separate account assets	51,072	86,226
Separate account collateral held under securities lending agreements	5,867	7,081
Property and equipment (net of accumulated depreciation and amortization of $1,393 and $1,256 at September 30, 2022 and December 31, 2021, respectively)	965	762
Intangible assets (net of accumulated amortization of $485 and $399 at September 30, 2022 and December 31, 2021, respectively)	18,339	18,453
Goodwill	15,344	15,351
Operating lease right-of-use assets	1,491	1,621
Other assets(1)	5,287	2,780
Total assets	$115,430	$152,648
Liabilities
Accrued compensation and benefits	$1,747	$2,951
Accounts payable and accrued liabilities	1,601	1,397
Borrowings	6,591	7,446
Separate account liabilities	51,072	86,226
Separate account collateral liabilities under securities lending agreements	5,867	7,081
Deferred income tax liabilities	2,695	2,758
Operating lease liabilities	1,773	1,872
Other liabilities(1)	5,967	4,024
Total liabilities	77,313	113,755
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests	828	1,087
Permanent Equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at September 30, 2022 and December 31, 2021;
   Shares issued: 172,075,373 at September 30, 2022 and December 31, 2021;
   Shares outstanding: 150,461,863 and 151,684,491 at September 30, 2022 and
      December 31, 2021, respectively

Additional paid-in capital	19,609	19,640
Retained earnings	29,348	27,688
Accumulated other comprehensive loss	(1,472)	(550)
Treasury stock, common, at cost (21,613,510 and 20,390,882 shares held at September 30, 2022 and December 31, 2021, respectively)	(10,325)	(9,087)
Total BlackRock, Inc. stockholders’ equity	37,162	37,693
Nonredeemable noncontrolling interests	127	113
Total permanent equity	37,289	37,806
Total liabilities, temporary equity and permanent equity	$115,430	$152,648

(1)
At September 30, 2022, cash and cash equivalents, investments, other assets and other liabilities include $275 million, $3,533 million, $68 million, and $1,902 million, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2021, cash and cash equivalents, investments, other assets and other liabilities include $251 million, $3,968 million, $50 million, and $1,919 million, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$2,647	$2,964	$8,299	$8,478
Other third parties	884	979	2,753	2,814
Total investment advisory, administration fees and securities lending revenue	3,531	3,943	11,052	11,292
Investment advisory performance fees	82	345	286	814
Technology services revenue	338	320	1,011	942
Distribution fees	325	401	1,067	1,110
Advisory and other revenue	35	41	120	110
Total revenue	4,311	5,050	13,536	14,268
Expense
Employee compensation and benefits	1,339	1,527	4,251	4,484
Distribution and servicing costs	536	585	1,682	1,613
Direct fund expense	318	354	951	994
General and administration expense	554	611	1,580	1,657
Amortization of intangible assets	38	38	114	109
Total expense	2,785	3,115	8,578	8,857
Operating income	1,526	1,935	4,958	5,411
Nonoperating income (expense)
Net gain (loss) on investments	174	370	(242)	766
Interest and dividend income	41	14	80	41
Interest expense	(50)	(48)	(158)	(155)
Total nonoperating income (expense)	165	336	(320)	652
Income before income taxes	1,691	2,271	4,638	6,063
Income tax expense	330	518	951	1,490
Net income	1,361	1,753	3,687	4,573
Less:
Net income (loss) attributable to noncontrolling interests	(45)	72	(232)	315
Net income attributable to BlackRock, Inc.	$1,406	$1,681	$3,919	$4,258
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$9.33	$11.05	$25.92	$27.94
Diluted	$9.25	$10.89	$25.67	$27.59
Weighted-average common shares outstanding:
Basic	150.6	152.1	151.2	152.4
Diluted	152.0	154.3	152.6	154.4

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Net income	$1,361	$1,753	$3,687	$4,573
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(381)	(138)	(922)	(189)
Comprehensive income (loss)	980	1,615	2,765	4,384
Less: Comprehensive income (loss) attributable to noncontrolling interests	(45)	72	(232)	315
Comprehensive income attributable to BlackRock, Inc.	$1,025	$1,543	$2,997	$4,069

(1)
Amounts for the three months ended September 30, 2022 and 2021 include gains from a net investment hedge of $35 million (net of tax expense of $11 million) and $14 million (net of tax expense of $5 million), respectively. Amounts for the nine months ended September 30, 2022 and 2021 include gains from a net investment hedge of $84 million (net of tax expense of $26 million) and $34 million (net of tax expense of $11 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Nine Months Ended September 30, 2022

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2021	$19,642	$27,688	$(550)	$(9,087)	$37,693	$113	$37,806	$1,087
Net income	—	3,919	—	—	3,919	2	3,921	(234)
Dividends declared ($14.64 per share)	—	(2,259)	—	—	(2,259)	—	(2,259)	—
Stock-based compensation	536	—	—	—	536	—	536	—
Issuance of common shares related to employee stock transactions	(567)	—	—	589	22	—	22	—
Employee tax withholdings related to employee stock transactions	—	—	—	(452)	(452)	—	(452)	—
Shares repurchased	—	—	—	(1,375)	(1,375)	—	(1,375)	—
Contributions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	2	2	499
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	10	10	(524)
Other comprehensive income (loss)	—	—	(922)	—	(922)	—	(922)	—
September 30, 2022	$19,611	$29,348	$(1,472)	$(10,325)	$37,162	$127	$37,289	$828

(1)
Amounts include $2 million of common stock at both September 30, 2022 and December 31, 2021.

For the Three Months Ended September 30, 2022

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
June 30, 2022	$19,471	$28,678	$(1,091)	$(9,969)	$37,089	$113	$37,202	$1,103
Net income	—	1,406	—	—	1,406	4	1,410	(49)
Dividends declared ($4.88 per share)	—	(736)	—	—	(736)	—	(736)	—
Stock-based compensation	160	—	—	—	160	—	160	—
Issuance of common shares related to employee stock transactions	(20)	—	—	28	8	—	8	—
Employee tax withholdings related to employee stock transactions	—	—	—	(9)	(9)	—	(9)	—
Shares repurchased	—	—	—	(375)	(375)	—	(375)	—
Contributions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	—	—	74
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	10	10	(300)
Other comprehensive income (loss)	—	—	(381)	—	(381)	—	(381)	—
September 30, 2022	$19,611	$29,348	$(1,472)	$(10,325)	$37,162	$127	$37,289	$828

(1)
Amounts include $2 million of common stock at both September 30, 2022 and June 30, 2022.

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

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(in millions)	September 30,
	2022	2021
Operating activities
Net income	$3,687	$4,573
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	308	305
Noncash lease expense	123	101
Stock-based compensation	536	551
Deferred income tax expense (benefit)	(104)	(5)
Other investment gains	(276)	(153)
Net (gains) losses within CIPs	510	(350)
Net (purchases) proceeds within CIPs	(804)	(1,047)
(Earnings) losses from equity method investees	54	(226)
Distributions of earnings from equity method investees	27	54
Changes in operating assets and liabilities:
Accounts receivable	254	(527)
Investments, trading	217	113
Other assets	(2,273)	(1,289)
Accrued compensation and benefits	(1,282)	(180)
Accounts payable and accrued liabilities	123	354
Other liabilities	1,883	753
Net cash provided by/(used in) operating activities	2,983	3,027
Investing activities
Purchases of investments	(516)	(579)
Proceeds from sales and maturities of investments	190	294
Distributions of capital from equity method investees	59	77
Net consolidations (deconsolidations) of sponsored investment funds	(48)	(59)
Acquisitions, net of cash acquired	—	(1,097)
Purchases of property and equipment	(399)	(215)
Net cash provided by/(used in) investing activities	(714)	(1,579)
Financing activities
Repayments of long-term borrowings	(750)	(750)
Cash dividends paid	(2,259)	(1,920)
Repurchases of common stock	(1,827)	(1,182)
Net proceeds from (repayments of) borrowings by CIPs	—	32
Net contributions (redemptions/distributions) - noncontrolling interest holders	501	1,126
Other financing activities	19	(1)
Net cash provided by/(used in) financing activities	(4,316)	(2,695)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(479)	(56)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,526)	(1,303)
Cash, cash equivalents and restricted cash, beginning of period	9,340	8,681
Cash, cash equivalents and restricted cash, end of period	$6,814	$7,378
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$567	$382
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(514)	$(2,265)

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

The interim financial information at September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

•
Level 2 assets may include debt securities, bank loans held within consolidated collateralized loan obligations (“CLOs”), short-term floating-rate notes, asset-backed securities, as well as over-the-counter derivatives, including interest rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

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

Separate Account Collateral Assets Held and Liabilities Under Securities Lending Agreements. The Company facilitates securities lending arrangements whereby securities held by separate accounts maintained by BlackRock Life Limited are lent to third parties under global master securities lending agreements. In exchange, the Company obtains either (1) the legal title, or (2) a first ranking priority security interest, in the collateral. The minimum collateral values generally range from approximately 102% to 112% of the value of the securities in order to reduce counterparty risk. The required collateral value is calculated on a daily basis. The global master securities lending agreements provide the Company the right to request additional collateral or, in the event of borrower default, the right to liquidate collateral. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales.

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the condensed consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the condensed consolidated statements of financial condition. At September 30, 2022 and December 31, 2021, the fair value of loaned securities held by separate accounts was approximately $9.7 billion and $13.2 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $10.5 billion and $14.1 billion, respectively, of which approximately $5.9 billion as of September 30, 2022 and $7.1 billion as of December 31, 2021 was recognized on the condensed consolidated statements of financial condition. During the nine months ended September 30, 2022 and 2021, the Company had not resold or repledged any of the collateral obtained under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

Money Market Fee Waivers. The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). These waivers resulted in a reduction of management fees of approximately $0 million and $72 million, during the three and nine months ended September 30, 2022, respectively, and approximately $130 million and $360 million, during the three and nine months ended September 30, 2021, respectively. The reduction in management fees was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. The Company may increase or decrease the level of Yield Support waivers in future periods.

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

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	September 30,	December 31,
	2022	2021
(in millions)
Cash and cash equivalents	$6,797	$9,323
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$6,814	$9,340

5. Investments

A summary of the carrying value of total investments is as follows:

	September 30,	December 31,
(in millions)	2022	2021
Debt securities:
Trading securities (including $1,112 and $1,140 trading debt securities of CIPs at September 30, 2022 and December 31, 2021, respectively)	$1,162	$1,186
Held-to-maturity investments	495	430
Total debt securities	1,657	1,616
Equity securities at FVTNI (including $1,145 and $1,485 equity securities at FVTNI of CIPs at September 30, 2022 and December 31, 2021, respectively)	1,285	1,738
Equity method investments(1)	1,801	1,694
Bank loans held by CIPs	260	284
Federal Reserve Bank stock(2)	91	96
Carried interest(3)	1,525	1,555
Other investments(4)	288	279
Total investments	$6,907	$7,262

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

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At September 30, 2022, $21 million of these investments mature between one to five years, $165 million of these investments mature between five to ten years and $309 million of these investments mature after 10 years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at fair value recorded through net income (“FVTNI”) is as follows:

	September 30, 2022		December 31, 2021
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$774	$703	$703	$701
Government debt	365	331	365	363
Asset/mortgage-backed debt	141	128	126	122
Total trading debt securities	$1,280	$1,162	$1,194	$1,186
Equity securities at FVTNI:
Equity securities/mutual funds	$1,302	$1,285	$1,451	$1,738

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

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	September 30, 2022			December 31, 2021
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$275	$51	$326	$251	$57	$308
Investments:
Trading debt securities	806	306	1,112	870	270	1,140
Equity securities at FVTNI	771	374	1,145	1,100	385	1,485
Bank loans	260	—	260	284	—	284
Other investments	242	—	242	210	—	210
Carried interest	1,454	—	1,454	1,504	—	1,504
Total investments	3,533	680	4,213	3,968	655	4,623
Other assets	68	27	95	50	32	82
Other liabilities(2)	(1,902)	(39)	(1,941)	(1,919)	(82)	(2,001)
Noncontrolling interests - CIPs	(793)	(101)	(894)	(1,046)	(79)	(1,125)
BlackRock's net interests in CIPs	$1,181	$618	$1,799	$1,304	$583	$1,887

(1)
The Company cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At both September 30, 2022 and December 31, 2021, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic ownership interest in these CIPs. Valuation changes associated with investments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Nonoperating net gain (loss) on consolidated VIEs	$(89)	$50	$(405)	$323

Net income (loss) attributable to NCI on consolidated VIEs	$(35)	$73	$(218)	$296

7. Variable Interest Entities

Nonconsolidated VIEs. At September 30, 2022 and December 31, 2021, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

		Advisory Fee	Other Net Assets	Maximum
(in millions)	Investments	Receivables	(Liabilities)	Risk of Loss(1)
At September 30, 2022
Sponsored investment products	$1,031	$79	$(11)	$1,127
At December 31, 2021
Sponsored investment products	$882	$62	$(12)	$961

(1)
At both September 30, 2022 and December 31, 2021, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $20 billion at both September 30, 2022 and December 31, 2021.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

September 30, 2022 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	September 30, 2022
Assets:
Investments
Debt securities:
Held-to-maturity investments	$—	$—	$—	$—	$495	$495
Trading securities	—	1,113	49	—	—	1,162
Total debt securities	—	1,113	49	—	495	1,657
Equity securities at FVTNI:
Equity securities/mutual funds	1,285	—	—	—	—	1,285
Equity method:
Equity and fixed income mutual funds	201	—	—	—	—	201
Hedge funds/funds of hedge funds/other	—	—	—	455	—	455
Private equity funds	—	—	—	877	—	877
Real assets funds	—	—	—	268	—	268
Total equity method	201	—	—	1,600	—	1,801
Bank loans	—	24	236	—	—	260
Federal Reserve Bank Stock	—	—	—	—	91	91
Carried interest	—	—	—	—	1,525	1,525
Other investment	—	—	—	131	157	288
Total investments	1,486	1,137	285	1,731	2,268	6,907
Other assets(3)	105	64	—	—	—	169
Separate account assets	33,686	16,492	—	—	894	51,072
Separate account collateral held under securities lending agreements:
Equity securities	1,946	—	—	—	—	1,946
Debt securities	—	3,921	—	—	—	3,921
Total separate account collateral held under securities lending agreements	1,946	3,921	—	—	—	5,867
Total	$37,223	$21,614	$285	$1,731	$3,162	$64,015
Liabilities:
Separate account collateral liabilities under securities lending agreements	$1,946	$3,921	$—	$—	$—	$5,867
Other liabilities(4)	—	46	303	—	—	349
Total	$1,946	$3,967	$303	$—	$—	$6,216

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
(4)
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

Level 3 Assets. Level 3 assets predominantly include investments in CLOs and bank loans of consolidated CLOs, which were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs.

Level 3 investments of $285 million and $292 million at September 30, 2022 and December 31, 2021, respectively, primarily included bank loans of a consolidated CLO.

Level 3 Liabilities. Level 3 liabilities primarily include borrowings of a consolidated CLO, which were valued based on the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO, and contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2022

(in millions)	June 30, 2022	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements	Transfers into Level 3	Transfers out of Level 3	September 30, 2022	Total Net Unrealized Gains (Losses) Included in Earnings(1)
Assets:
Investments:
Debt securities:
Trading	$16	$(1)	$14	$(5)	$—	$25	$—	$49	$(1)
Total debt securities	16	(1)	14	(5)	—	25	—	49	(1)
Private equity	4	(2)	—	—	—	—	(2)	—	—
Bank loans	252	(1)	—	(16)	—	4	(3)	236	(1)
Total investments	$272	$(4)	$14	$(21)	$—	$29	$(5)	$285	$(2)
Liabilities:
Other liabilities	$314	$8	$—	$—	$(3)	$—	$—	$303	$8

(1)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2022

(in millions)	December 31, 2021	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2022	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$17	$(4)	$33	$(18)	$—	$25	$(4)	$49	$(4)
Total debt securities	17	(4)	33	(18)	—	25	(4)	49	(4)
Private equity	5	(2)	—	—	—	—	(3)	—	—
Bank loans	270	(4)	16	(34)	—	8	(20)	236	(4)
Total investments	$292	$(10)	$49	$(52)	$—	$33	$(27)	$285	$(8)
Liabilities:
Other liabilities	$342	$7	$—	$—	$(32)	$—	$—	$303	$7

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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At September 30, 2022 and December 31, 2021, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	September 30, 2022		December 31, 2021
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$6,797	$6,797	$9,323	$9,323	Level 1	(2) (3)
Other assets	$19	$19	$22	$22	Level 1	(2) (4)

Financial Liabilities:
Long-term borrowings	$6,591	$5,754	$7,446	$7,735	Level 2	(5)

(1)
See Note 5, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At September 30, 2022 and December 31, 2021, approximately $2.3 billion and $2.4 billion, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
Other assets include restricted cash and cash collateral deposited with certain derivative counterparties.

(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of September 2022 and December 2021, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

September 30, 2022
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds/other	(a)	$455	$102	Daily/Monthly (26%) Quarterly (16%) N/R (58%)	1 – 90 days
Private equity funds	(b)	877	211	N/R	N/R
Real assets funds	(c)	268	288	Quarterly (19%) N/R (81%)	60 days
Consolidated sponsored investment products:
Real assets funds	(c)	104	89	N/R	N/R
Other funds	(d)	27	79	N/R	N/R
Total		$1,731	$769

December 31, 2021
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method:(1)
Hedge funds/funds of hedge funds/other	(a)	$369	$141	Daily/Monthly (20%) Quarterly (20%) N/R (60%)	1 – 90 days
Private equity funds	(b)	846	153	N/R	N/R
Real assets funds	(c)	234	245	Quarterly (20%) N/R (80%)	60 days
Consolidated sponsored investment products:
Real assets funds	(c)	90	101	N/R	N/R
Other funds	(d)	6	25	N/R	N/R
Total		$1,545	$665

N/R – not redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both September 30, 2022 and December 31, 2021.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both September 30, 2022 and December 31, 2021.

(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both September 30, 2022 and December 31, 2021. The total remaining unfunded commitments were $377 million and $346 million at September 30, 2022 and December 31, 2021, respectively. The Company’s portion of the total remaining unfunded commitments was $331 million and $298 million at September 30, 2022 and December 31, 2021, respectively.
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

Fair Value Option

At September 30, 2022 and December 31, 2021, the Company elected the fair value option for certain investments in CLOs of approximately $49 million and $47 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(in millions)	2022	2021
CLO Bank loans:
Aggregate principal amounts outstanding	$265	$281
Fair value	260	284
Aggregate unpaid principal balance in excess of (less than) fair value	$5	$(3)

CLO Borrowings:
Aggregate principal amounts outstanding	$282	$275
Fair value	$269	$278

At September 30, 2022, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the three and nine months ended September 30, 2022 and 2021, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

9. Derivatives and Hedging

The Company maintains a program to enter into swaps to hedge against market price and interest rate exposures with respect to certain seed investments in sponsored investment products. At September 30, 2022 and December 31, 2021, the Company had outstanding total return swaps with aggregate notional values of approximately $534 million and $720 million, respectively.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At both September 30, 2022 and December 31, 2021, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $1.8 billion, and with expiration dates in October 2022 and January 2022, respectively.

At both September 30, 2022 and December 31, 2021, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at September 30, 2022 and December 31, 2021:

	Assets			Liabilities
(in millions)	Statement of Financial Condition Classification	September 30, 2022	December 31, 2021	Statement of Financial Condition Classification	September 30, 2022	December 31, 2021
Derivative Instruments
Total return swaps	Other assets	$61	$5	Other liabilities	$—	$14
Forward foreign currency exchange contracts	Other assets	3	34	Other liabilities	35	—
Total		$64	$39		$35	$14

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Income	2022	2021	2022	2021
(in millions)	Classification	Gains (Losses)		Gains (Losses)
Derivative Instruments
Total return swaps	Nonoperating income (expense)	$44	$14	$147	$(70)
Forward foreign currency exchange contracts	General and administration expense	(124)	(46)	(295)	(36)
Total gain (loss) from derivative instruments		$(80)	$(32)	$(148)	$(106)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and nine months ended September 30, 2022 and 2021.

See Note 15, Borrowings, in the 2021 Form 10-K for more information on the Company’s net investment hedge.

10. Goodwill

Goodwill activity during the nine months ended September 30, 2022 was as follows:

(in millions)
December 31, 2021	$15,351
Other(1)	(7)
September 30, 2022	$15,344

(1)
Amounts primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos tax-deductible goodwill in excess of book goodwill was approximately $19 million and $43 million at September 30, 2022 and December 31, 2021, respectively.

11. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2021	$17,578	$875	$18,453
Amortization expense	—	(114)	(114)
September 30, 2022	$17,578	$761	$18,339

12. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Lease cost:
Operating lease cost(1)	$55	$50	$160	$128
Variable lease cost(2)	10	10	32	30
Total lease cost	$65	$60	$192	$158

(1)
Amounts include short-term leases, which are immaterial for the three and nine months ended September 30, 2022 and 2021.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of right-of-use (“ROU”) assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$122	$108

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$45	$1,297

	September 30,		December 31,
	2022		2021
Lease term and discount rate:
Weighted-average remaining lease term	16	years	16	years
Weighted-average discount rate	3%		3%

13. Other Assets

At September 30, 2022 and December 31, 2021, the Company had $808 million and $583 million of equity method investments, respectively, recorded within other assets on the condensed consolidated statements of financial condition, since such investees are considered to be an extension of BlackRock’s core business. BlackRock’s share of these investees’ underlying net income or loss is based upon the most currently available information and is recorded within advisory and other revenue. During the three and nine months ended September 30, 2022, the Company recorded a nonoperating, noncash, pre-tax gain of approximately $267 million in connection with the dilution of its ownership interest to approximately 25% in its strategic minority investment in iCapital Network, Inc. ("iCapital"). During the three and nine months ended September 30, 2021, the Company recorded a nonoperating, noncash, pre-tax gain in connection with the dilution of its ownership interests in iCapital of approximately $107 million. At September 30, 2022, and December 31, 2021, the carrying value of the Company's interest in iCapital was approximately $670 million and $409 million, respectively. In accordance with GAAP, certain equity method investees, including iCapital, do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At September 30, 2022 and December 31, 2021, the Company had $283 million and $268 million, respectively, of other nonequity method corporate minority investments recorded within other assets on the consolidated statements of financial condition, which included investments in equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities. Changes in value of these securities are recorded in nonoperating income (expense) on the consolidated statements of income. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2021 Form 10-K for further information.

14. Borrowings

2022 Revolving Credit Facility. Since 2011, the Company has maintained an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2022 credit facility”). In March 2022, the 2022 credit facility was amended to, among other things, (i) increase the aggregate commitment amount by $300 million to $4.7 billion, (ii) extend the maturity date to March 2027, (iii) change the rate for borrowings denominated in US dollars from a rate based on the London Interbank Offered Rate (“LIBOR”) to a rate based on the secured overnight financing rate (“SOFR”) subject to certain adjustments and (iv) raise and/or add certain specified targets for the sustainability-linked pricing mechanics. The 2022 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2022 credit facility to an aggregate principal amount of up to $5.7 billion. The 2022 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2022. At September 30, 2022, the Company had no amount outstanding under the 2022 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2022 credit facility. At September 30, 2022, BlackRock had no CP Notes outstanding.

Long-Term Notes

The carrying value and fair value of long-term notes determined using market prices and EUR/USD foreign exchange rate at September 30, 2022 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
3.50% Notes due 2024	$1,000	$(1)	$999	$985
1.25% Notes due 2025	686	(2)	684	650
3.20% Notes due 2027	700	(3)	697	659
3.25% Notes due 2029	1,000	(10)	990	899
2.40% Notes due 2030	1,000	(6)	994	825
1.90% Notes due 2031	1,250	(9)	1,241	971
2.10% Notes due 2032	1,000	(14)	986	765
Total long-term notes	$6,636	$(45)	$6,591	$5,754

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

15. Commitments and Contingencies

Investment Commitments. At September 30, 2022, the Company had $861 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of September 30, 2022 and subject to this type of indemnification was $265 billion. In the Company’s capacity as lending agent, cash and securities totaling $283 billion were held as collateral for indemnified securities on loan at September 30, 2022. The fair value of these indemnifications was not material at September 30, 2022.

16. Revenue

The table below presents detail of revenue for the three and nine months ended September 30, 2022 and 2021 and includes the product mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$503	$674	$1,669	$1,891
ETFs	1,063	1,212	3,324	3,436
Non-ETF Index	179	207	552	581
Equity subtotal	1,745	2,093	5,545	5,908
Fixed income:
Active	478	561	1,515	1,631
ETFs	276	304	839	893
Non-ETF Index	91	121	311	350
Fixed income subtotal	845	986	2,665	2,874
Multi-asset	316	369	1,006	1,041
Alternatives:
Illiquid alternatives	184	166	547	501
Liquid alternatives	155	163	483	460
Currency and commodities(1)	51	55	169	163
Alternatives subtotal	390	384	1,199	1,124
Long-term	3,296	3,832	10,415	10,947
Cash management	235	111	637	345
Total investment advisory, administration fees and securities lending revenue	3,531	3,943	11,052	11,292
Investment advisory performance fees:
Equity	(2)	8	13	70
Fixed income	(3)	2	19	31
Multi-asset	2	—	14	17
Alternatives:
Illiquid alternatives	79	50	181	147
Liquid alternatives	6	285	59	549
Alternatives subtotal	85	335	240	696
Total performance fees	82	345	286	814
Technology services revenue	338	320	1,011	942
Distribution fees:
Retrocessions	241	294	789	796
12b-1 fees (US mutual fund distribution fees)	75	91	243	263
Other	9	16	35	51
Total distribution fees	325	401	1,067	1,110
Advisory and other revenue:
Advisory	8	13	39	37
Other	27	28	81	73
Total advisory and other revenue	35	41	120	110
Total revenue	$4,311	$5,050	$13,536	$14,268

(1)
Amounts include commodity ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
By client type:
Retail	$1,058	$1,291	$3,421	$3,647
ETFs	1,385	1,571	4,322	4,493
Institutional:
Active	623	684	1,934	1,991
Index	230	286	738	816
Total institutional	853	970	2,672	2,807
Long-term	3,296	3,832	10,415	10,947
Cash management	235	111	637	345
Total	$3,531	$3,943	$11,052	$11,292

By investment style:
Active	$1,635	$1,928	$5,213	$5,509
Index and ETFs	1,661	1,904	5,202	5,438
Long-term	3,296	3,832	10,415	10,947
Cash management	235	111	637	345
Total	$3,531	$3,943	$11,052	$11,292

Investment Advisory and Administration Fees – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2022 and 2021:

September 30, 2022

	Remainder of
(in millions)	2022	2023	2024	2025	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$47	$176	$112	$73	$53	$461

September 30, 2021

	Remainder of
(in millions)	2021	2022	2023	2024	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$45	$157	$143	$85	$51	$481

(1)
Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at September 30, 2022 and 2021. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.
(2)
The Company elected the following practical expedients and therefore does not include amounts related to (1) performance obligations with an original duration of one year or less, and (2) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$1,592	$1,132	$1,508	$584
Net increase (decrease) in unrealized allocations	(58)	277	119	904
Performance fee revenue recognized	(72)	(43)	(165)	(122)
Ending balance	$1,462	$1,366	$1,462	$1,366

Technology Services Revenue – Remaining Performance Obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2022 and 2021:

September 30, 2022

	Remainder of
(in millions)	2022	2023	2024	2025	Thereafter	Total
Technology services revenue(1)(2)	$29	$79	$45	$29	$26	$208

September 30, 2021

	Remainder of
(in millions)	2021	2022	2023	2024	Thereafter	Total
Technology services revenue(1)(2)	$38	$83	$43	$22	$18	$204

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

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of September 30, 2022, the estimated fixed minimum fees for the remainder of the year approximated $215 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three and nine months ended September 30, 2022 and 2021, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$108	$107	$122	$123
Additions (1)	25	28	74	72
Revenue recognized that was included in the beginning balance	(32)	(31)	(95)	(91)
Ending balance	$101	$104	$101	$104

(1)
Amounts are net of revenue recognized.

17. Stock-Based Compensation

Restricted Stock and RSUs.

Restricted stock and restricted stock units (“RSUs”) activity for the nine months ended September 30, 2022 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2021	2,183,017	$586.45
Granted	772,627	$822.03
Converted	(876,449)	$502.79
Forfeited	(58,116)	$703.34
September 30, 2022	2,021,079	$709.43

In January 2022, the Company granted 498,633 RSUs or shares of restricted stock to employees as part of 2021 annual incentive compensation that vest ratably over three years from the date of grant and 197,817 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2025. The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during the nine months ended September 30, 2022 was $635 million.

At September 30, 2022, the intrinsic value of outstanding RSUs was $1.1 billion, reflecting a closing stock price of $550.28.

At September 30, 2022, total unrecognized stock-based compensation expense related to unvested RSUs was $615 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.1 years.

Performance-Based RSUs.

Performance-based RSU activity for the nine months ended September 30, 2022 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2021	668,805	$533.48
Granted	143,846	$820.28
Additional shares granted due to attainment of performance measures	111,991	$410.32
Converted	(385,134)	$410.32
Forfeited	(8,454)	$662.34
September 30, 2022	531,054	$672.47

In January 2022, the Company granted 143,846 performance-based RSUs that cliff vest 100% on January 31, 2025. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2022, the Company granted 111,991 additional RSUs based on the attainment of Company performance measures during the performance period.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the nine months ended September 30, 2022 was $164 million.

At September 30, 2022, the intrinsic value of outstanding performance-based RSUs was $292 million, reflecting a closing stock price of $550.28.

At September 30, 2022, total unrecognized stock-based compensation expense related to unvested performance-based awards was $147 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.2 years.

See Note 18, Stock-Based Compensation, in the 2021 Form 10-K for more information on performance-based RSUs.

Performance-based Stock Options.

Stock option activity for the nine months ended September 30, 2022 is summarized below.

Outstanding at	Shares Under Option	Weighted Average Exercise Price
December 31, 2021	1,817,923	$513.50
Forfeited	(60,390)	$513.50
September 30, 2022	1,757,533	$513.50

Vesting of the performance-based stock options is contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. Both hurdles have been achieved, and the awards will vest in three equal installments at the end of 2022, 2023 and 2024, respectively. Vested options are exercisable for up to nine years following the grant date. The awards are generally forfeited if the employee leaves the Company before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period.

At September 30, 2022, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $26 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.2 years. At September 30, 2022, the weighted-average remaining life of the awards is approximately 4.2 years.

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

At September 30, 2022, the Company was required to maintain approximately $2.1 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company that is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

19. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$(1,091)	$(388)	$(550)	$(337)
Foreign currency translation adjustments(1)	(381)	(138)	(922)	(189)
Ending balance	$(1,472)	$(526)	$(1,472)	$(526)

(1)
Amounts for the three months ended September 30, 2022 and 2021 include gains from a net investment hedge of $35 million (net of tax expense of $11 million) and $14 million (net of tax expense of $5 million), respectively. Amounts for the nine months ended September 30, 2022 and 2021 include gains from a net investment hedge of $84 million (net of tax expense of $26 million) and $34 million (net of tax expense of $11 million), respectively.

20. Capital Stock

Share Repurchases. During the nine months ended September 30, 2022, the Company repurchased 2.0 million common shares under the Company’s existing share repurchase program for approximately $1.4 billion. At September 30, 2022, there were approximately 1.7 million shares still authorized to be repurchased under the program.

21. Income Taxes

Income tax expense for the three months ended September 30, 2022 included approximately $93 million of discrete tax benefits related to the resolution of certain outstanding tax matters.

Income tax expense for the nine months ended September 30, 2022 included $139 million of discrete tax benefits related to the resolution of certain outstanding tax matters and $87 million of discrete tax benefits related to stock-based compensation awards that vested in 2022. In addition, GAAP income tax expense for the nine months ended September 30, 2022 included $18 million of net noncash tax benefit related to the revaluation of certain deferred income tax liabilities.

Income tax expense for the nine months ended September 30, 2021 included $171 million of noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the UK increasing its corporate tax rate. Income tax expense for the nine months ended September 30, 2021, also reflected $42 million of discrete tax benefits primarily related to stock-based compensation awards that vested in the first quarter of 2021.

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2022 and 2021 under the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2022	2021	2022	2021
Net income attributable to BlackRock, Inc.	$1,406	$1,681	$3,919	$4,258
Basic weighted-average shares outstanding	150,644,985	152,120,927	151,219,485	152,375,504
Dilutive effect of:
Nonparticipating RSUs	981,319	1,474,725	1,015,467	1,354,405
Stock options	335,085	747,625	409,102	622,681
Total diluted weighted-average shares outstanding	151,961,389	154,343,277	152,644,054	154,352,590
Basic earnings per share	$9.33	$11.05	$25.92	$27.94
Diluted earnings per share	$9.25	$10.89	$25.67	$27.59

For the three and nine months ended September 30, 2022, 371,687 and 348,343 RSUs, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. The amount of anti-dilutive RSUs was immaterial for the three and nine months ended September 30, 2021. Certain performance-based RSUs were excluded from the diluted EPS calculation because the designated contingency was not met for the three and nine months ended September 30, 2022 and 2021, respectively.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three and nine months ended September 30, 2022 and 2021 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Revenue
Americas	$2,890	$3,127	$8,993	$9,095
Europe	1,241	1,706	3,944	4,533
Asia-Pacific	180	217	599	640
Total revenue	$4,311	$5,050	$13,536	$14,268

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at September 30, 2022 and December 31, 2021 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

	September 30,	December 31,
(in millions)	2022	2021
Long-lived Assets
Americas	$14,898	$14,675
Europe	1,316	1,341
Asia-Pacific	95	97
Total long-lived assets	$16,309	$16,113

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $8.0 trillion of AUM at September 30, 2022. With approximately 19,900 employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment management and technology services to institutional and retail clients worldwide.

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

COVID-19 Impact

BlackRock continues to actively monitor COVID-19 developments and their potential impact on the Company’s employees, business and operations, particularly in jurisdictions where BlackRock has significant employee populations and/or business activity. The aggregate extent to which COVID-19, including existing and new variants and its continued related impact on the global economy, affects BlackRock’s business, results of operations and financial condition, will depend on future developments that are uncertain and cannot be predicted, including the scope and further duration of the pandemic and recovery period, the emergence and spread of additional variants of the COVID-19 virus, the continuing prevalence of severe, unconstrained and/or escalating rates of infection in certain countries and regions, and the availability, adoption and efficacy of treatments and vaccines and future actions taken by governmental authorities, central banks, and other third parties in response to the pandemic. See Part I, Item 1A - Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 25, 2022 (“2021 Form 10-K”), for further information on the possible future impact of the COVID-19 pandemic on BlackRock’s business, results of operations and financial condition.

EXECUTIVE SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2022	2021	2022	2021
GAAP basis:
Total revenue	$4,311	$5,050	$13,536	$14,268
Total expense	2,785	3,115	8,578	8,857
Operating income	$1,526	$1,935	$4,958	$5,411
Operating margin	35.4%	38.3%	36.6%	37.9%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	210	264	(88)	337
Income tax expense	330	518	951	1,490
Net income attributable to BlackRock	$1,406	$1,681	$3,919	$4,258
Diluted earnings per common share	$9.25	$10.89	$25.67	$27.59
Effective tax rate	19.0%	23.6%	19.5%	25.9%
As adjusted(1):
Operating income	$1,585	$2,025	$5,134	$5,640
Operating margin	42.0%	47.6%	43.3%	46.8%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$210	$264	$(88)	$337
Net income attributable to BlackRock	$1,451	$1,750	$4,035	$4,604
Diluted earnings per common share	$9.55	$11.34	$26.43	$29.83
Effective tax rate	19.2%	23.6%	20.0%	22.9%
Other:
Assets under management (end of period)	$7,961,373	$9,463,662	$7,961,373	$9,463,662
Diluted weighted-average common shares outstanding	152.0	154.3	152.6	154.4
Shares outstanding (end of period)	150.5	152.0	150.5	152.0
Book value per share(2)	$246.99	$242.24	$246.99	$242.24
Cash dividends declared and paid per share	$4.88	$4.13	$14.64	$12.39

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

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

GAAP. Operating income of $1.5 billion decreased $409 million and operating margin of 35.4% decreased 290 bps from the three months ended September 30, 2021. Decreases in operating income and operating margin were driven by the impact of significantly lower markets, the negative impact of foreign exchange movements and lower performance fees, partially offset by lower expense. Decreases in operating income and operating margin also included the impact of $96 million of product launch costs associated with the September 2021 close of the BlackRock ESG Capital Allocation Trust.

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) decreased $54 million from the three months ended September 30, 2021, driven primarily by mark-to-market losses on the Company’s un-hedged seed capital, co-investment portfolios and certain minority investments, partially offset by higher noncash gains related to our strategic minority investment in iCapital Network, Inc. (“iCapital”).

Earnings per diluted common share decreased $1.64, or 15%, from the three months ended September 30, 2021, primarily reflecting lower operating and nonoperating income, partially offset by a lower effective tax rate and a lower diluted share count in the current quarter. The three months ended September 30, 2022 income tax expense included approximately $93 million of discrete tax benefits related to the resolution of certain outstanding tax matters. See Income Tax Expense within Discussion of Financial Results for more information.

As Adjusted. Operating income of $1.6 billion decreased $440 million and operating margin of 42.0% decreased 560 bps from the three months ended September 30, 2021. The impact of product launch costs has been excluded from as adjusted operating margin for the three months ended September 30, 2021. Earnings per diluted common share decreased $1.79, or 16%, from the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

GAAP. Operating income of $5.0 billion decreased $453 million and operating margin of 36.6% decreased 130 bps from the nine months ended September 30, 2021. Decreases in operating income and operating margin reflected lower performance fees and lower investment advisory and administration fees (collectively “base fees”), driven by the impact of significantly lower markets and the negative impact of foreign exchange movements, partially offset by higher technology services revenue and lower expense, including the impact of $274 million of product launch costs incurred in 2021.

Nonoperating income (expense) less net income (loss) attributable to NCI decreased $425 million from the nine months ended September 30, 2021, driven primarily by mark-to-market losses on the Company’s un-hedged seed capital, co-investment portfolios and certain minority investments during the nine months ended September 30, 2022, partially offset by higher noncash gains related to our strategic minority investment in iCapital during the nine months ended September 30, 2022.

Income tax expense for the nine months ended September 30, 2022 reflected $226 million of discrete tax benefits related to stock-based compensation awards that vested in 2022 and the resolution of certain outstanding tax matters, and $18 million of net noncash tax benefits related to the revaluation of certain deferred income tax liabilities. Income tax expense for the nine months ended September 30, 2021 included $171 million of noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the United Kingdom ("UK") increasing its corporate tax rate, and $42 million of discrete tax benefits, including benefits related to stock-based compensation awards that vested in 2021. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share decreased $1.92 or 7%, from the nine months ended September 30, 2021, reflecting lower operating and nonoperating income, partially offset by a lower effective tax rate and a lower diluted share count in the nine months ended September 30, 2022.

As Adjusted. Operating income of $5.1 billion decreased $506 million and operating margin of 43.3% decreased 350 bps from the nine months ended September 30, 2021. The impact of product launch costs has been excluded from as adjusted operating margin for the nine months ended September 30, 2021.

Earnings per diluted common share decreased $3.40, or 11%, from the nine months ended September 30, 2021, reflecting lower operating and nonoperating income, partially offset by a lower effective tax rate and a lower diluted share count in the nine months ended September 30, 2022. Income tax expense for the nine months ended September 30, 2022 and 2021 excluded the $18 million net noncash benefit and the $171 million net noncash expense, respectively, described above.

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

Computations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Operating income, GAAP basis	$1,526	$1,935	$4,958	$5,411
Non-GAAP expense adjustments:
Amortization of intangible assets	38	38	114	109
Acquisition-related compensation costs	5	12	18	76
Contingent consideration fair value adjustments	1	29	2	33
Lease cost - Hudson Yards	15	11	42	11
Operating income, as adjusted	1,585	2,025	5,134	5,640
Product launch costs and commissions	—	99	—	284
Operating income used for operating margin measurement	$1,585	$2,124	$5,134	$5,924
Revenue, GAAP basis	$4,311	$5,050	$13,536	$14,268
Non-GAAP adjustments:
Distribution fees	(325)	(401)	(1,067)	(1,110)
Investment advisory fees	(211)	(184)	(615)	(503)
Revenue used for operating margin measurement	$3,775	$4,465	$11,854	$12,655
Operating margin, GAAP basis	35.4%	38.3%	36.6%	37.9%
Operating margin, as adjusted	42.0%	47.6%	43.3%	46.8%

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

(2) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2022	2021	2022	2021
Net income attributable to BlackRock, Inc., GAAP basis	$1,406	$1,681	$3,919	$4,258
Non-GAAP adjustments:
Amortization of intangible assets, net of tax	29	29	87	83
Acquisition-related compensation costs, net of tax	4	9	14	58
Contingent consideration fair value adjustments, net of tax	1	22	2	25
Lease cost - Hudson Yards, net of tax	11	9	31	9
Income tax matters	—	—	(18)	171
Net income attributable to BlackRock, Inc., as adjusted	$1,451	$1,750	$4,035	$4,604
Diluted weighted-average common shares outstanding	152.0	154.3	152.6	154.4
Diluted earnings per common share, GAAP basis	$9.25	$10.89	$25.67	$27.59
Diluted earnings per common share, as adjusted	$9.55	$11.34	$26.43	$29.83

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2022	2022	2021	2021	2022	2022	2022
Retail	$806,498	$863,425	$1,040,053	$1,000,627	$(4,887)	$(4,696)	$16,824
ETFs	2,621,410	2,784,296	3,267,354	3,038,751	22,372	130,684	234,627
Institutional:
Active	1,487,285	1,510,862	1,756,717	1,638,545	71,123	92,796	176,308
Index	2,352,061	2,580,603	3,181,652	3,063,692	(23,398)	28,783	(11,638)
Institutional subtotal	3,839,346	4,091,465	4,938,369	4,702,237	47,725	121,579	164,670
Long-term	7,267,254	7,739,186	9,245,776	8,741,615	65,210	247,567	416,121
Cash management	694,116	739,457	755,057	712,015	(39,539)	(45,416)	(1,504)
Advisory(1)	3	8,767	9,310	10,032	(8,764)	(9,306)	(10,034)
Total	$7,961,373	$8,487,410	$10,010,143	$9,463,662	$16,907	$192,845	$404,583

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2022	2022	2021	2021	2022	2022	2022
Active	$2,141,066	$2,210,648	$2,606,325	$2,463,867	$64,053	$73,752	$174,259
Index and ETFs	5,126,188	5,528,538	6,639,451	6,277,748	1,157	173,815	241,862
Long-term	7,267,254	7,739,186	9,245,776	8,741,615	65,210	247,567	416,121
Cash management	694,116	739,457	755,057	712,015	(39,539)	(45,416)	(1,504)
Advisory(1)	3	8,767	9,310	10,032	(8,764)	(9,306)	(10,034)
Total	$7,961,373	$8,487,410	$10,010,143	$9,463,662	$16,907	$192,845	$404,583

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2022	2022	2021	2021	2022	2022	2022
Equity	$4,020,312	$4,345,120	$5,342,360	$4,998,410	$(29,281)	$75,385	$120,491
Fixed income	2,350,263	2,439,844	2,822,041	2,713,899	90,617	134,265	235,158
Multi-asset	637,445	678,465	816,494	773,158	10,057	29,109	46,117
Alternatives:
Illiquid alternatives	111,729	112,039	102,579	98,321	2,357	11,644	15,449
Liquid alternatives	81,418	83,770	87,348	85,052	(810)	166	2,037
Currency and commodities(2)	66,087	79,948	74,954	72,775	(7,730)	(3,002)	(3,131)
Alternatives subtotal	259,234	275,757	264,881	256,148	(6,183)	8,808	14,355
Long-term	7,267,254	7,739,186	9,245,776	8,741,615	65,210	247,567	416,121
Cash management	694,116	739,457	755,057	712,015	(39,539)	(45,416)	(1,504)
Advisory(1)	3	8,767	9,310	10,032	(8,764)	(9,306)	(10,034)
Total	$7,961,373	$8,487,410	$10,010,143	$9,463,662	$16,907	$192,845	$404,583

(1)
Advisory AUM represents mandates linked to purchases and disposition of assets and portfolios on behalf of official institutions and long-term portfolio liquidation assignments.
(2)
Amounts include commodity ETFs.

Component Changes in AUM for the Three Months Ended September 30, 2022

The following table presents the component changes in AUM by client type and product type for the three months ended September 30, 2022.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2022	(outflows)	change	impact(1)	2022	AUM(2)
Retail:
Equity	$371,226	$(410)	$(21,565)	$(6,604)	$342,647	$371,805
Fixed income	313,860	(4,301)	(11,132)	(3,450)	294,977	309,898
Multi-asset	129,142	(400)	(7,085)	(843)	120,814	128,649
Alternatives	49,197	224	(863)	(498)	48,060	49,000
Retail subtotal	863,425	(4,887)	(40,645)	(11,395)	806,498	859,352
ETFs:
Equity	2,010,343	(8,308)	(127,754)	(12,782)	1,861,499	2,020,925
Fixed income	695,888	36,905	(33,019)	(5,712)	694,062	709,997
Multi-asset	7,868	(96)	(379)	(120)	7,273	7,678
Alternatives	70,197	(6,129)	(5,382)	(110)	58,576	63,403
ETFs subtotal	2,784,296	22,372	(166,534)	(18,724)	2,621,410	2,802,003
Institutional:
Active:
Equity	163,697	204	(9,109)	(4,383)	150,409	163,850
Fixed income	661,852	59,238	(27,970)	(7,926)	685,194	679,686
Multi-asset	534,159	10,675	(27,890)	(14,157)	502,787	539,233
Alternatives	151,154	1,006	(874)	(2,391)	148,895	150,132
Active subtotal	1,510,862	71,123	(65,843)	(28,857)	1,487,285	1,532,901
Index:
Equity	1,799,854	(20,767)	(74,499)	(38,831)	1,665,757	1,812,445
Fixed income	768,244	(1,225)	(54,165)	(36,824)	676,030	738,424
Multi-asset	7,296	(122)	(447)	(156)	6,571	7,122
Alternatives	5,209	(1,284)	(156)	(66)	3,703	4,233
Index subtotal	2,580,603	(23,398)	(129,267)	(75,877)	2,352,061	2,562,224
Institutional subtotal	4,091,465	47,725	(195,110)	(104,734)	3,839,346	4,095,125
Long-term	7,739,186	65,210	(402,289)	(134,853)	7,267,254	7,756,480
Cash management	739,457	(39,539)	465	(6,267)	694,116	720,055
Advisory(3)	8,767	(8,764)	—	—	3	2,194
Total	$8,487,410	$16,907	$(401,824)	$(141,120)	$7,961,373	$8,478,729

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

The following table presents the component changes in AUM by investment style and product type for the three months ended September 30, 2022.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2022	(outflows)	change	impact(1)	2022	AUM(2)
Active:
Equity	$393,048	$(2,151)	$(23,831)	$(7,479)	$359,587	$391,640
Fixed income	953,957	54,701	(37,653)	(10,073)	960,932	968,661
Multi-asset	663,295	10,273	(34,974)	(15,000)	623,594	667,874
Alternatives	200,348	1,230	(1,736)	(2,889)	196,953	199,131
Active subtotal	2,210,648	64,053	(98,194)	(35,441)	2,141,066	2,227,306
Index and ETFs:
ETFs:
Equity	2,010,343	(8,308)	(127,754)	(12,782)	1,861,499	2,020,925
Fixed income	695,888	36,905	(33,019)	(5,712)	694,062	709,997
Multi-asset	7,868	(96)	(379)	(120)	7,273	7,678
Alternatives	70,197	(6,129)	(5,382)	(110)	58,576	63,403
ETFs subtotal	2,784,296	22,372	(166,534)	(18,724)	2,621,410	2,802,003
Non-ETF Index:
Equity	1,941,729	(18,822)	(81,342)	(42,339)	1,799,226	1,956,460
Fixed income	789,999	(989)	(55,614)	(38,127)	695,269	759,347
Multi-asset	7,302	(120)	(448)	(156)	6,578	7,130
Alternatives	5,212	(1,284)	(157)	(66)	3,705	4,234
Non-ETF Index subtotal	2,744,242	(21,215)	(137,561)	(80,688)	2,504,778	2,727,171
Index & ETFs subtotal	5,528,538	1,157	(304,095)	(99,412)	5,126,188	5,529,174
Long-term	7,739,186	65,210	(402,289)	(134,853)	7,267,254	7,756,480
Cash management	739,457	(39,539)	465	(6,267)	694,116	720,055
Advisory(3)	8,767	(8,764)	—	—	3	2,194
Total	$8,487,410	$16,907	$(401,824)	$(141,120)	$7,961,373	$8,478,729

The following table presents the component changes in AUM by product type for the three months ended September 30, 2022.

	June 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2022	(outflows)	change	impact(1)	2022	AUM(2)
Equity	$4,345,120	$(29,281)	$(232,927)	$(62,600)	$4,020,312	$4,369,025
Fixed income	2,439,844	90,617	(126,286)	(53,912)	2,350,263	2,438,005
Multi-asset	678,465	10,057	(35,801)	(15,276)	637,445	682,682
Alternatives:
Illiquid alternatives	112,039	2,357	(786)	(1,881)	111,729	111,913
Liquid alternatives	83,770	(810)	(611)	(931)	81,418	83,004
Currency and commodities(4)	79,948	(7,730)	(5,878)	(253)	66,087	71,851
Alternatives subtotal	275,757	(6,183)	(7,275)	(3,065)	259,234	266,768
Long-term	7,739,186	65,210	(402,289)	(134,853)	7,267,254	7,756,480
Cash management	739,457	(39,539)	465	(6,267)	694,116	720,055
Advisory(3)	8,767	(8,764)	—	—	3	2,194
Total	$8,487,410	$16,907	$(401,824)	$(141,120)	$7,961,373	$8,478,729

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
(4)
Amounts include commodity ETFs.

AUM decreased $526 billion to $8.0 trillion at September 30, 2022, driven by net market depreciation and the negative impact of foreign exchange movements, partially offset by net inflows.

Long-term net inflows of $65 billion were comprised of net inflows of $48 billion and $22 billion into institutional and ETFs, respectively, partially offset by $5 billion of retail net outflows. Net flows in long-term products are described below.

•
Institutional active net inflows of $71 billion were led by fixed income and multi-asset net inflows and included the impact of significant outsourcing mandates.
•
Institutional index net outflows of $23 billion primarily reflected equity net outflows, as clients sought to de-risk or rebalance in the current environment.
•
ETFs net inflows of $22 billion were led by $37 billion of net inflows into bond ETFs, partially offset by outflows from commodities, broad emerging markets exposures and small cap equity Precision ETFs.
•
Retail net outflows of $5 billion reflected industry pressures in active fixed income and world allocation strategies, partially offset by strength in index separately managed accounts (“SMAs”), systematic equity income and multi-strategy alternatives funds.

Cash management AUM decreased to $694 billion, driven by net outflows from US government mandates.

Net market depreciation of $402 billion was primarily driven by global equity and fixed income market depreciation.

AUM decreased $141 billion due to the negative impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the British pound, the Euro and the Japanese yen.

Component Changes in AUM for the Nine Months Ended September 30, 2022

The following table presents the component changes in AUM by client type and product type for the nine months ended September 30, 2022.

	December 31,	Net inflows	Market	FX	September 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Retail:
Equity	$471,937	$4,920	$(117,332)	$(16,878)	$342,647	$410,171
Fixed income	365,306	(13,760)	(48,280)	(8,289)	294,977	331,284
Multi-asset	155,461	(423)	(32,160)	(2,064)	120,814	139,882
Alternatives	47,349	4,567	(2,742)	(1,114)	48,060	49,086
Retail subtotal	1,040,053	(4,696)	(200,514)	(28,345)	806,498	930,423
ETFs:
Equity	2,447,248	56,191	(612,386)	(29,554)	1,861,499	2,186,166
Fixed income	745,373	75,794	(114,073)	(13,032)	694,062	713,637
Multi-asset	9,119	135	(1,814)	(167)	7,273	8,210
Alternatives	65,614	(1,436)	(5,368)	(234)	58,576	68,803
ETFs subtotal	3,267,354	130,684	(733,641)	(42,987)	2,621,410	2,976,816
Institutional:
Active:
Equity	199,980	5,920	(44,813)	(10,678)	150,409	177,383
Fixed income	767,402	49,571	(111,322)	(20,457)	685,194	706,230
Multi-asset	642,951	29,672	(136,467)	(33,369)	502,787	581,107
Alternatives	146,384	7,633	411	(5,533)	148,895	150,093
Active subtotal	1,756,717	92,796	(292,191)	(70,037)	1,487,285	1,614,813
Index:
Equity	2,223,195	8,354	(463,407)	(102,385)	1,665,757	1,970,634
Fixed income	943,960	22,660	(185,043)	(105,547)	676,030	821,401
Multi-asset	8,963	(275)	(1,582)	(535)	6,571	7,841
Alternatives	5,534	(1,956)	502	(377)	3,703	5,050
Index subtotal	3,181,652	28,783	(649,530)	(208,844)	2,352,061	2,804,926
Institutional subtotal	4,938,369	121,579	(941,721)	(278,881)	3,839,346	4,419,739
Long-term	9,245,776	247,567	(1,875,876)	(350,213)	7,267,254	8,326,978
Cash management	755,057	(45,416)	(294)	(15,231)	694,116	729,103
Advisory(3)	9,310	(9,306)	(1)	—	3	6,309
Total	$10,010,143	$192,845	$(1,876,171)	$(365,444)	$7,961,373	$9,062,390

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

The following table presents the component changes in AUM by investment style and product type for the nine months ended September 30, 2022.

	December 31,	Net inflows	Market	FX	September 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Active:
Equity	$507,103	$(1,978)	$(126,436)	$(19,102)	$359,587	$435,603
Fixed income	1,107,085	34,284	(154,848)	(25,589)	960,932	1,014,938
Multi-asset	798,404	29,247	(168,625)	(35,432)	623,594	720,981
Alternatives	193,733	12,199	(2,333)	(6,646)	196,953	199,178
Active subtotal	2,606,325	73,752	(452,242)	(86,769)	2,141,066	2,370,700
Index and ETFs:
ETFs:
Equity	2,447,248	56,191	(612,386)	(29,554)	1,861,499	2,186,166
Fixed income	745,373	75,794	(114,073)	(13,032)	694,062	713,637
Multi-asset	9,119	135	(1,814)	(167)	7,273	8,210
Alternatives	65,614	(1,436)	(5,368)	(234)	58,576	68,803
ETFs subtotal	3,267,354	130,684	(733,641)	(42,987)	2,621,410	2,976,816
Non-ETF Index:
Equity	2,388,009	21,172	(499,116)	(110,839)	1,799,226	2,122,585
Fixed income	969,583	24,187	(189,797)	(108,704)	695,269	843,977
Multi-asset	8,971	(273)	(1,584)	(536)	6,578	7,849
Alternatives	5,534	(1,955)	504	(378)	3,705	5,051
Non-ETF Index subtotal	3,372,097	43,131	(689,993)	(220,457)	2,504,778	2,979,462
Index & ETFs subtotal	6,639,451	173,815	(1,423,634)	(263,444)	5,126,188	5,956,278
Long-term	9,245,776	247,567	(1,875,876)	(350,213)	7,267,254	8,326,978
Cash management	755,057	(45,416)	(294)	(15,231)	694,116	729,103
Advisory(3)	9,310	(9,306)	(1)	—	3	6,309
Total	$10,010,143	$192,845	$(1,876,171)	$(365,444)	$7,961,373	$9,062,390

The following table presents the component changes in AUM by product type for the nine months ended September 30, 2022.

	December 31,	Net inflows	Market	FX	September 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Equity	$5,342,360	$75,385	$(1,237,938)	$(159,495)	$4,020,312	$4,744,354
Fixed income	2,822,041	134,265	(458,718)	(147,325)	2,350,263	2,572,552
Multi-asset	816,494	29,109	(172,023)	(36,135)	637,445	737,040
Alternatives:
Illiquid alternatives	102,579	11,644	1,738	(4,232)	111,729	109,618
Liquid alternatives	87,348	166	(3,987)	(2,109)	81,418	85,200
Currency and commodities(4)	74,954	(3,002)	(4,948)	(917)	66,087	78,214
Alternatives subtotal	264,881	8,808	(7,197)	(7,258)	259,234	273,032
Long-term	9,245,776	247,567	(1,875,876)	(350,213)	7,267,254	8,326,978
Cash management	755,057	(45,416)	(294)	(15,231)	694,116	729,103
Advisory(3)	9,310	(9,306)	(1)	—	3	6,309
Total	$10,010,143	$192,845	$(1,876,171)	$(365,444)	$7,961,373	$9,062,390

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
(4)
Amounts include commodity ETFs.

AUM decreased $2.0 trillion to $8.0 trillion at September 30, 2022, driven by net market depreciation and the negative impact of foreign exchange movements, partially offset by net inflows.

Long-term net inflows of $248 billion were primarily comprised of net inflows of $131 billion and $122 billion into ETFs and institutional, respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $131 billion were led by net inflows into bond and core equity ETFs, partially offset by outflows from Precision ETFs.
•
Institutional active net inflows of $93 billion were led by fixed income and multi-asset net inflows, and included the impact of significant outsourcing mandates.
•
Institutional index net inflows of $29 billion were led by $23 billion of fixed income net inflows and $8 billion of equity net inflows.

Cash management AUM decreased to $694 billion, due to net outflows of $45 billion and the negative impact of foreign exchange movements of $15 billion.

Net market depreciation of $1.9 trillion was primarily driven by global equity and fixed income market depreciation.

AUM decreased $365 billion due to the negative impact of foreign exchange movements, due to the strengthening of the US dollar, largely against the British pound, the Euro, and the Japanese yen.

Component Changes in AUM for the Twelve Months Ended September 30, 2022

The following table presents the component changes in AUM by client type and product type for the twelve months ended September 30, 2022.

	September 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Retail:
Equity	$445,737	$12,827	$(98,482)	$(17,435)	$342,647	$420,772
Fixed income	359,161	(4,901)	(50,539)	(8,744)	294,977	337,869
Multi-asset	150,953	1,887	(29,873)	(2,153)	120,814	142,892
Alternatives	44,776	7,011	(2,566)	(1,161)	48,060	48,225
Retail subtotal	1,000,627	16,824	(181,460)	(29,493)	806,498	949,758
ETFs:
Equity	2,250,849	126,261	(483,509)	(32,102)	1,861,499	2,218,065
Fixed income	716,596	108,849	(117,142)	(14,241)	694,062	715,480
Multi-asset	8,150	862	(1,575)	(164)	7,273	8,248
Alternatives	63,156	(1,345)	(3,005)	(230)	58,576	67,780
ETFs subtotal	3,038,751	234,627	(605,231)	(46,737)	2,621,410	3,009,573
Institutional:
Active:
Equity	182,232	13,586	(34,517)	(10,892)	150,409	179,255
Fixed income	708,698	108,166	(109,721)	(21,949)	685,194	712,078
Multi-asset	605,297	43,546	(110,201)	(35,855)	502,787	589,124
Alternatives	142,318	11,010	1,214	(5,647)	148,895	148,422
Active subtotal	1,638,545	176,308	(253,225)	(74,343)	1,487,285	1,628,879
Index:
Equity	2,119,592	(32,183)	(313,675)	(107,977)	1,665,757	2,014,509
Fixed income	929,444	23,044	(165,487)	(110,971)	676,030	850,658
Multi-asset	8,758	(178)	(1,391)	(618)	6,571	8,579
Alternatives	5,898	(2,321)	529	(403)	3,703	5,176
Index subtotal	3,063,692	(11,638)	(480,024)	(219,969)	2,352,061	2,878,922
Institutional subtotal	4,702,237	164,670	(733,249)	(294,312)	3,839,346	4,507,801
Long-term	8,741,615	416,121	(1,519,940)	(370,542)	7,267,254	8,467,132
Cash management	712,015	(1,504)	(436)	(15,959)	694,116	726,713
Advisory(3)	10,032	(10,034)	(3)	8	3	7,108
Total	$9,463,662	$404,583	$(1,520,379)	$(386,493)	$7,961,373	$9,200,953

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

The following table presents the component changes in AUM by investment style and product type for the twelve months ended September 30, 2022.

	September 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Active:
Equity	$475,232	$11,941	$(107,690)	$(19,896)	$359,587	$447,028
Fixed income	1,045,297	98,870	(155,637)	(27,598)	960,932	1,027,322
Multi-asset	756,245	45,429	(140,073)	(38,007)	623,594	732,008
Alternatives	187,093	18,019	(1,352)	(6,807)	196,953	196,646
Active subtotal	2,463,867	174,259	(404,752)	(92,308)	2,141,066	2,403,004
Index and ETFs:
ETFs:
Equity	2,250,849	126,261	(483,509)	(32,102)	1,861,499	2,218,065
Fixed income	716,596	108,849	(117,142)	(14,241)	694,062	715,480
Multi-asset	8,150	862	(1,575)	(164)	7,273	8,248
Alternatives	63,156	(1,345)	(3,005)	(230)	58,576	67,780
ETFs subtotal	3,038,751	234,627	(605,231)	(46,737)	2,621,410	3,009,573
Non-ETF Index:
Equity	2,272,329	(17,711)	(338,984)	(116,408)	1,799,226	2,167,508
Fixed income	952,006	27,439	(170,110)	(114,066)	695,269	873,283
Multi-asset	8,763	(174)	(1,392)	(619)	6,578	8,587
Alternatives	5,899	(2,319)	529	(404)	3,705	5,177
Non-ETF Index subtotal	3,238,997	7,235	(509,957)	(231,497)	2,504,778	3,054,555
Index & ETFs subtotal	6,277,748	241,862	(1,115,188)	(278,234)	5,126,188	6,064,128
Long-term	8,741,615	416,121	(1,519,940)	(370,542)	7,267,254	8,467,132
Cash management	712,015	(1,504)	(436)	(15,959)	694,116	726,713
Advisory(3)	10,032	(10,034)	(3)	8	3	7,108
Total	$9,463,662	$404,583	$(1,520,379)	$(386,493)	$7,961,373	$9,200,953

The following table presents the component changes in AUM by product type for the twelve months ended September 30, 2022.

	September 30,	Net inflows	Market	FX	September 30,	Average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Equity	$4,998,410	$120,491	$(930,183)	$(168,406)	$4,020,312	$4,832,601
Fixed income	2,713,899	235,158	(442,889)	(155,905)	2,350,263	2,616,085
Multi-asset	773,158	46,117	(143,040)	(38,790)	637,445	748,843
Alternatives:
Illiquid alternatives	98,321	15,449	2,340	(4,381)	111,729	107,146
Liquid alternatives	85,052	2,037	(3,602)	(2,069)	81,418	85,278
Currency and commodities(4)	72,775	(3,131)	(2,566)	(991)	66,087	77,179
Alternatives subtotal	256,148	14,355	(3,828)	(7,441)	259,234	269,603
Long-term	8,741,615	416,121	(1,519,940)	(370,542)	7,267,254	8,467,132
Cash management	712,015	(1,504)	(436)	(15,959)	694,116	726,713
Advisory(3)	10,032	(10,034)	(3)	8	3	7,108
Total	$9,463,662	$404,583	$(1,520,379)	$(386,493)	$7,961,373	$9,200,953

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
(4)
Amounts include commodity ETFs.

AUM decreased $1.5 trillion to $8.0 trillion at September 30, 2022, driven by net market depreciation and the negative impact of foreign exchange movements, partially offset by net inflows.

Long-term net inflows of $416 billion were comprised of net inflows of $235 billion, $165 billion and $17 billion from ETFs, institutional, and retail respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $235 billion were driven by net inflows into core equity and strategic ETFs. Equity net inflows of $126 billion were across both US and international equity market exposures. Fixed income net inflows of $109 billion were led by flows into treasuries, inflation-protected, municipal and core bond ETFs.
•
Institutional active net inflows of $176 billion included the impact of significant outsourcing mandates. Net inflows also reflected continued growth in LifePath® target-date funds, illiquid alternatives and systematic active equity strategies.
•
Institutional index net outflows of $12 billion primarily reflected $32 billion of equity net outflows, partially offset by fixed income net inflows of $23 billion.
•
Retail net inflows of $17 billion were led by net inflows of $13 billion and $7 billion into equity and alternatives mandates, respectively.

Cash management AUM decreased to $694 billion, driven by the negative impact of foreign exchange movements.

Net market depreciation of $1.5 trillion was driven by global equity and fixed income market depreciation.

AUM decreased $386 billion due to the negative impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar, largely against the British pound, the Euro and the Japanese yen.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and nine months ended September 30, 2022 and 2021 are discussed below. For a further description of the Company’s revenue and expense, see the 2021 Form 10-K.

Revenue

The table below presents detail of revenue for the three and nine months ended September 30, 2022 and 2021 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$503	$674	$1,669	$1,891
ETFs	1,063	1,212	3,324	3,436
Non-ETF Index	179	207	552	581
Equity subtotal	1,745	2,093	5,545	5,908
Fixed income:
Active	478	561	1,515	1,631
ETFs	276	304	839	893
Non-ETF Index	91	121	311	350
Fixed income subtotal	845	986	2,665	2,874
Multi-asset	316	369	1,006	1,041
Alternatives:
Illiquid alternatives	184	166	547	501
Liquid alternatives	155	163	483	460
Currency and commodities(1)	51	55	169	163
Alternatives subtotal	390	384	1,199	1,124
Long-term	3,296	3,832	10,415	10,947
Cash management	235	111	637	345
Total investment advisory, administration fees and securities lending revenue	3,531	3,943	11,052	11,292
Investment advisory performance fees:
Equity	(2)	8	13	70
Fixed income	(3)	2	19	31
Multi-asset	2	—	14	17
Alternatives:
Illiquid alternatives	79	50	181	147
Liquid alternatives	6	285	59	549
Alternatives subtotal	85	335	240	696
Total performance fees	82	345	286	814
Technology services revenue	338	320	1,011	942
Distribution fees:
Retrocessions	241	294	789	796
12b-1 fees (US mutual fund distribution fees)	75	91	243	263
Other	9	16	35	51
Total distribution fees	325	401	1,067	1,110
Advisory and other revenue:
Advisory	8	13	39	37
Other	27	28	81	73
Total advisory and other revenue	35	41	120	110
Total revenue	$4,311	$5,050	$13,536	$14,268

(1)
Amounts include commodity ETFs.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)		Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(2)
	2022	2021	2022	2021	2022	2021	2022	2021
Equity:
Active	14%	18%	5%	5%	14%	19%	5%	5%
ETFs	30%	31%	25%	24%	30%	30%	24%	23%
Non-ETF Index	5%	5%	23%	23%	5%	5%	24%	24%
Equity subtotal	49%	54%	53%	52%	49%	54%	53%	52%
Fixed income:
Active	14%	13%	11%	12%	14%	13%	11%	11%
ETFs	8%	8%	8%	7%	7%	8%	8%	8%
Non-ETF Index	3%	3%	9%	10%	3%	3%	9%	10%
Fixed income subtotal	25%	24%	28%	29%	24%	24%	28%	29%
Multi-asset	9%	9%	8%	8%	9%	9%	8%	8%
Alternatives:
Illiquid alternatives	5%	5%	1%	1%	5%	5%	1%	1%
Liquid alternatives	4%	4%	1%	1%	4%	4%	1%	1%
Currency and commodities(3)	1%	1%	1%	1%	3%	1%	1%	1%
Alternatives subtotal	10%	10%	3%	3%	12%	10%	3%	3%
Long-term	93%	97%	92%	92%	94%	97%	92%	92%
Cash management	7%	3%	8%	8%	6%	3%	8%	8%
Total excluding Advisory AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(3)
Amounts include commodity ETFs.

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Revenue decreased $739 million, or 15%, from the three months ended September 30, 2021, primarily driven by the impact of significantly lower markets and US dollar appreciation on average AUM and lower performance fees.

Investment advisory, administration fees and securities lending revenue of $3.5 billion decreased $412 million from $3.9 billion for the three months ended September 30, 2021, primarily driven by the negative impact of market beta and foreign exchange movements on average AUM, partially offset by organic base fee growth over the last twelve months and the elimination of yield-related fee waivers on money market funds. Securities lending revenue of $162 million increased from $152 million for the three months ended September 30, 2021, primarily reflecting higher spreads.

Investment advisory performance fees of $82 million decreased $263 million from $345 million for the three months ended September 30, 2021, primarily reflecting lower revenue from liquid alternative products, including lower fees from a single hedge fund with an annual performance measurement period that ends in the third quarter.

Technology services revenue of $338 million increased $18 million from $320 million for the three months ended September 30, 2021, primarily reflecting higher revenue from Aladdin, despite the negative impact of foreign exchange movements.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

Revenue decreased $732 million, or 5%, from the nine months ended September 30, 2021, largely driven by lower base and performance fees, partially offset by higher technology services revenue.

Investment advisory, administration fees and securities lending revenue of $11.1 billion decreased $240 million from $11.3 billion for the nine months ended September 30, 2021, primarily driven by the negative impact of market beta and foreign exchange movements on average AUM, partially offset by organic base fee growth, the elimination of yield-related fee waivers on money market funds, and higher securities lending revenue. Securities lending revenue of $460 million increased $41 million from $419 million for the nine months ended September 30, 2021, primarily reflecting higher spreads.

Investment advisory performance fees of $286 million decreased $528 million from $814 million for the nine months ended September 30, 2021, primarily reflecting lower revenue from liquid alternative and long-only products.

Technology services revenue of $1.0 billion increased $69 million from $942 million for the nine months ended September 30, 2021, primarily reflecting higher revenue from Aladdin, despite the negative impact of foreign exchange movements.

Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Expense:
Employee compensation and benefits	$1,339	$1,527	$4,251	$4,484
Distribution and servicing costs:
Retrocessions	241	294	789	796
12b-1 costs	74	89	238	257
Other	221	202	655	560
Total distribution and servicing costs	536	585	1,682	1,613
Direct fund expense	318	354	951	994
General and administration expense:
Marketing and promotional	95	54	231	142
Occupancy and office related	99	91	304	250
Portfolio services	73	66	209	195
Sub-advisory	21	27	63	72
Technology	156	140	449	373
Professional services	47	42	129	122
Communications	11	11	32	33
Foreign exchange remeasurement	3	1	2	3
Contingent consideration fair value adjustments	1	29	2	33
Product launch costs	—	96	—	274
Other general and administration	48	54	159	160
Total general and administration expense	554	611	1,580	1,657
Amortization of intangible assets	38	38	114	109
Total expense	$2,785	$3,115	$8,578	$8,857

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Expense decreased $330 million from the three months ended September 30, 2021, reflecting lower employee compensation and benefits expense, direct fund expense, and general and administration expense, including the impact of product launch costs incurred during the three months ended September 30, 2021.

Employee compensation and benefits expense decreased $188 million from the three months ended September 30, 2021, primarily reflecting lower incentive compensation due to lower operating income and performance fees, partially offset by higher base compensation.

Direct fund expense decreased $36 million from the three months ended September 30, 2021, primarily reflecting lower average AUM.

General and administration expense decreased $57 million from the three months ended September 30, 2021, primarily driven by the impact of $96 million of product launch costs in the three months ended September 30, 2021 and lower contingent consideration fair value adjustments in the three months ended September 30, 2022, partially offset by higher marketing and promotional expense, including the impact of higher travel and entertainment expense, and higher technology expense.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

Expense decreased $279 million from the nine months ended September 30, 2021, largely driven by lower employee compensation and benefits expense and general and administration expense, including the impact of product launch costs incurred during the nine months ended September 30, 2021.

Employee compensation and benefits expense decreased $233 million from the nine months ended September 30, 2021, reflecting lower incentive compensation due to lower operating income, performance fees and deferred compensation driven in part by the lower mark-to-market impact of certain deferred cash compensation programs, partially offset by higher base compensation.

General and administration expense decreased $77 million from the nine months ended September 30, 2021, primarily driven by $274 million of product launch costs incurred during the nine months ended September 30, 2021 and lower contingent consideration fair value adjustments in the three months ended September 30, 2022, partially offset by higher marketing and promotional expense, resulting from higher travel and entertainment expense, and higher technology expense. General and administration expense also reflected higher occupancy and office related expense, including higher noncash occupancy expense related to the lease of office space for the Company’s future headquarters located at 50 Hudson Yards in New York, which it expects to begin to occupy in late 2022 (and begin lease payments in May 2023). Lease cost – Hudson Yards has been excluded from our “as adjusted” financial results. See Non-GAAP Financial Measures for further information on as adjusted items.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Nonoperating income (expense), GAAP basis	$165	$336	$(320)	$652
Less: Net income (loss) attributable to NCI	(45)	72	(232)	315
Nonoperating income (expense), net of NCI(1)(2)	$210	$264	$(88)	$337

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Net gain (loss) on investments(1)(2)
Private equity	$20	$124	$22	$212
Real assets	9	4	23	10
Other alternatives(3)	1	13	—	43
Other investments(4)	(58)	(8)	(245)	37
Subtotal	(28)	133	(200)	302
Other gains (losses)(5)	247	165	190	149
Total net gain (loss) on investments(1)(2)	219	298	(10)	451
Interest and dividend income	41	14	80	41
Interest expense	(50)	(48)	(158)	(155)
Net interest expense	(9)	(34)	(78)	(114)
Nonoperating income (expense)(1)	$210	$264	$(88)	$337

(1)
Net of net income (loss) attributable to NCI.
(2)
Management believes nonoperating income (expense), less net income (loss) attributable to NCI, is an effective measure for reviewing BlackRock’s nonoperating results, which ultimately impacts BlackRock’s book value. See Non-GAAP Financial Measures for further information on other non-GAAP financial measures for the three and nine months ended September 30, 2022 and 2021.
(3)
Amounts primarily include net gains (losses) related to credit funds, direct hedge fund strategies and hedge fund solutions.
(4)
Amounts primarily include mark-to-market net gains (losses) related to unhedged equity, fixed income and multi-asset seed investments.
(5)
The amounts for the three and nine months ended September 30, 2022 and 2021 primarily include nonoperating noncash pre-tax gains in connection with its strategic minority investment in iCapital of approximately $267 million and $107 million, respectively. The amounts for the three and nine months ended September 30, 2021 also include nonoperating noncash pre-tax gains in connection with strategic minority investments in Scalable Capital Limited of approximately $46 million. Additional amounts primarily include noncash pre-tax gains (losses) related to the revaluation of certain minority investments.

Income Tax Expense

	GAAP				As Adjusted
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Operating income(1)	$1,526	$1,935	$4,958	$5,411	$1,585	$2,025	$5,134	$5,640
Total nonoperating income (expense)(1)(2)	$210	$264	$(88)	$337	$210	$264	$(88)	$337
Income before income taxes(2)	$1,736	$2,199	$4,870	$5,748	$1,795	$2,289	$5,046	$5,977
Income tax expense	$330	$518	$951	$1,490	$344	$539	$1,011	$1,373
Effective tax rate	19.0%	23.6%	19.5%	25.9%	19.2%	23.6%	20.0%	22.9%

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

2022. Income tax expense for the three months ended September 30, 2022 included approximately $93 million of discrete tax benefits related to the resolution of certain outstanding tax matters.

Income tax expense for the nine months ended September 30, 2022 included $139 million of discrete tax benefits related to the resolution of certain outstanding tax matters and $87 million of discrete tax benefits related to stock-based compensation awards that vested in 2022. In addition, GAAP income tax expense for the nine months ended September 30, 2022 included $18 million of net noncash tax benefit related to the revaluation of certain deferred income tax liabilities, which was excluded from our as adjusted results, as it will not have a cash flow impact and to ensure comparability among periods presented.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law, which introduced new provisions including a corporate book minimum tax and an excise tax on net stock repurchases. The Company is evaluating the impacts of these provisions but currently does not expect the IRA to have a material impact on its consolidated financial statements when the law becomes effective on January 1, 2023.

2021. Income tax expense for the nine months ended September 30, 2021 included $171 million of noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the UK increasing its corporate tax rate. Income tax expense for the nine months ended September 30, 2021, also reflected $42 million of discrete tax benefits primarily related to stock-based compensation awards that vested in 2021.

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

	September 30, 2022
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$6,797	$—	$326	$6,471
Accounts receivable	3,361	—	—	3,361
Investments	6,907	—	960	5,947
Separate account assets and collateral held under securities lending agreements	56,939	56,939	—	—
Operating lease right-of-use assets	1,491	—	—	1,491
Other assets(3)	6,252	—	95	6,157
Subtotal	81,747	56,939	1,381	23,427
Goodwill and intangible assets, net	33,683	—	—	33,683
Total assets	$115,430	$56,939	$1,381	$57,110
Liabilities
Accrued compensation and benefits	$1,747	$—	$—	$1,747
Accounts payable and accrued liabilities	1,601	—	—	1,601
Borrowings	6,591	—	—	6,591
Separate account liabilities and collateral liabilities under securities lending agreements	56,939	56,939	—	—
Deferred income tax liabilities(4)	2,695	—	—	2,695
Operating lease liabilities	1,773	—	—	1,773
Other liabilities	5,967	—	487	5,480
Total liabilities	77,313	56,939	487	19,887
Equity
Total BlackRock, Inc. stockholders’ equity	37,162	—	—	37,162
Noncontrolling interests	955	—	894	61
Total equity	38,117	—	894	37,223
Total liabilities and equity	$115,430	$56,939	$1,381	$57,110

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

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of September 30, 2022 and December 31, 2021 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at September 30, 2022 and December 31, 2021 included $326 million and $308 million, respectively, of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the nine months ended September 30, 2022).

Accounts receivable at September 30, 2022 decreased $428 million from December 31, 2021, primarily due to lower base and performance fee receivables, partially offset by an increase in technology services receivables. Investments, including the impact held by CIPs, at September 30, 2022 decreased $355 million from December 31, 2021 (for more information see Investments herein). Goodwill and intangible assets at September 30, 2022 decreased $121 million from December 31, 2021, primarily due to amortization of intangible assets. Other assets at September 30, 2022 increased $2.7 billion from December 31, 2021, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities).

Liabilities. Accrued compensation and benefits at September 30, 2022 decreased $1.2 billion from December 31, 2021, primarily due to 2021 incentive compensation cash payments in the first quarter of 2022, partially offset by 2022 incentive compensation accruals. Accounts payable and accrued liabilities at September 30, 2022 increased $204 million from December 31, 2021. Borrowings at September 30, 2022 decreased $855 million from December 31, 2021, primarily due to repayments of $750 million. Other liabilities at September 30, 2022 increased $1.9 billion from December 31, 2021, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets). Net deferred income tax liabilities at September 30, 2022 decreased $63 million from December 31, 2021, primarily due to the effects of temporary differences associated with unrealized investment losses.

Investments

The Company’s investments were $6.9 billion and $7.3 billion at September 30, 2022 and December 31, 2021, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	September 30,	December 31,
(in millions)	2022	2021
Investments, GAAP	$6,907	$7,262
Investments held by CIPs	(4,213)	(4,623)
Net interest in CIPs(1)	3,253	3,391
Investments, as adjusted	5,947	6,030
Federal Reserve Bank stock	(91)	(96)
Hedged investments	(534)	(720)
Carried interest	(1,525)	(1,555)
Total “economic” investment exposure(2)	$3,797	$3,659

(1)
Amounts included $1.5 billion of carried interest (VIEs) as of both September 30, 2022 and December 31, 2021, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts exclude investments in strategic minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(in millions)	2022	2021
Equity(1)	$1,253	$1,352
Fixed income(2)	697	600
Multi-asset(3)	71	125
Alternatives:
Private equity	1,006	960
Real assets	329	279
Other alternatives(4)	441	343
Alternatives subtotal	1,776	1,582
Total “economic” investment exposure	$3,797	$3,659

(1)
Equity includes unhedged seed investments in equity mutual funds/strategies.
(2)
Fixed income includes unhedged seed investments in fixed income mutual funds/strategies and bank loans.
(3)
Multi-asset includes unhedged seed investments in multi-asset mutual funds/strategies.
(4)
Other alternatives primarily include co-investments in direct hedge fund strategies and hedge fund solutions.

As adjusted investment activity for the nine months ended September 30, 2022 was as follows:

(in millions)	Nine Months Ended September 30, 2022
Investments, as adjusted, beginning balance	$6,030
Purchases/capital contributions	1,087
Sales/maturities	(513)
Distributions(1)	(100)
Market appreciation(depreciation)/earnings from equity method investments	(365)
Carried interest capital allocations/(distributions)	(30)
Other(2)	(162)
Investments, as adjusted, ending balance	$5,947

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2021	$9,340	$308	$9,032
Net cash provided by/(used in) operating activities	2,983	(432)	3,415
Net cash provided by/(used in) investing activities	(714)	(48)	(666)
Net cash provided by/(used in) financing activities	(4,316)	498	(4,814)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(479)	—	(479)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(2,526)	18	(2,544)
Cash, cash equivalents and restricted cash, September 30, 2022	$6,814	$326	$6,488

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

Cash flows used in investing activities, excluding the impact of CIPs, for the nine months ended September 30, 2022 were $666 million and primarily reflected $326 million of net investment purchases and $399 million of purchases of property and equipment, partially offset by $59 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of CIPs, for the nine months ended September 30, 2022 were $4.8 billion, primarily resulting from $2.3 billion of cash dividend payments, $1.8 billion of share repurchases, including $1.4 billion in open market transactions and $0.4 billion of employee tax withholdings related to employee stock transactions, and $0.8 billion of repayments of borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
(in millions)	2022	2021
Cash and cash equivalents	$6,797	$9,323
Cash and cash equivalents held by CIPs(1)	(326)	(308)
Subtotal(2)	6,471	9,015
Credit facility – undrawn	4,700	4,400
Total liquidity resources	$11,171	$13,415

(1)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(2)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 50% at both September 30, 2022 and December 31, 2021. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

Total liquidity resources decreased $2.2 billion during the nine months ended September 30, 2022, primarily reflecting cash payments of 2021 year-end incentive awards, cash dividend payments of $2.3 billion, share repurchases of $1.8 billion and $0.8 billion of repayments of borrowings, partially offset by cash flows from other operating activities and a $0.3 billion increase in the aggregate commitment amount under the credit facility.

A significant portion of the Company’s $5.9 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. During the nine months ended September 30, 2022, the Company repurchased 2.0 million common shares under the Company’s existing share repurchase program for approximately $1.4 billion. At September 30, 2022, there were approximately 1.7 million shares still authorized to be repurchased under the program.

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

At September 30, 2022 and December 31, 2021, the Company was required to maintain approximately $2.1 billion and $2.3 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Borrowings

2022 Revolving Credit Facility. Since 2011, the Company has maintained an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2022 credit facility”). In March 2022, the 2022 credit facility was amended to, among other things, (i) increase the aggregate commitment amount by $300 million to $4.7 billion, (ii) extend the maturity date to March 2027, (iii) change the rate for borrowings denominated in US dollars from a rate based on the London Interbank Offered Rate (“LIBOR”) to a rate based on the secured overnight financing rate (“SOFR”) subject to certain adjustments and (iv) raise and/or add certain specified targets for the sustainability-linked pricing mechanics. The 2022 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2022 credit facility to an aggregate principal amount of up to $5.7 billion. The 2022 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2022. At September 30, 2022, the Company had no amount outstanding under the 2022 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2022 credit facility. At September 30, 2022, BlackRock had no CP Notes outstanding.

Long-term Notes. At September 30, 2022, the principal amount of long-term notes outstanding was $6.6 billion. See Note 15, Borrowings, in the 2021 Form 10-K for more information on overall borrowings outstanding as of December 31, 2021.

In June 2022, the Company fully repaid $750 million of 3.375% notes at maturity.

During the nine months ended September 30, 2022, the Company paid approximately $146 million of interest on long-term notes. Future principal repayments and interest requirements at September 30, 2022 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2022	$—	$28	$28
2023	—	167	167
2024	1,000	150	1,150
2025(1)	686	132	818
2026	—	124	124
2027	700	112	812
Thereafter	4,250	287	4,537
Total	$6,636	$1,000	$7,636

(1)
The carrying value of the 2025 Notes is calculated using the EUR/USD foreign exchange rate as of September 30, 2022.

Commitments and Contingencies

Investment Commitments. At September 30, 2022, the Company had $861 million of various capital commitments to fund sponsored investment products, including CIPs. These products include various illiquid alternative products, including private equity funds and real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Consolidation. The Company consolidates entities in which the Company has a controlling financial interest. The company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure and equity ownership, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (a) has the power to direct the activities that most significantly impact the entity’s economic performance and (b) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as on-going redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once equity ownership falls below 10%. As of September 30, 2022, the Company was deemed to be the PB of 88 VIEs. See Note 6, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

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

Performance fees, including carried interest, are recognized when it is determined that they are no longer probable of significant reversal (such as upon the sale of a fund’s investment or when the investment performance exceeds a contractual threshold at the end of a specified measurement period). Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Significant judgment is involved in making such determination. Performance fees typically arise from investment management services that began in prior reporting periods. Consequently, a portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest. These factors include but are not limited to whether: (1) the amounts are dependent on the financial markets and, thus, are highly susceptible to factors outside the Company’s influence; (2) the ultimate payments have a large number and a broad range of possible amounts; and (3) the funds or SMAs have the ability to (a) invest or reinvest their sales proceeds or (b) distribute their sales proceeds and determine the timing of such distributions.

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition. The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At both September 30, 2022 and December 31, 2021, the Company had $1.5 billion of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 16, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and nine months ended September 30, 2022 and 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2022, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record or for regulatory purposes. Currently, the Company has a seed capital hedging program in which it enters into swaps to hedge market and interest rate exposure to certain investments. At September 30, 2022 and December 31, 2021, the Company had outstanding total return swaps with an aggregate notional value of approximately $534 million and $720 million, respectively.

At September 30, 2022, approximately $4.2 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $3.8 billion. See Statement of Financial Condition Overview-Investments in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk. At September 30, 2022, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $2.1 billion of the Company’s total economic investment exposure. Investments subject to market price risk include private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $209 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At September 30, 2022, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $1.7 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $32 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was $127 million at September 30, 2022. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $76 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At September 30, 2022, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $1.8 billion.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 through July 31, 2022	233,873	$633.96	225,107	1,983,538
August 1, 2022 through August 31, 2022	328,764	$711.29	326,226	1,657,312
September 1, 2022 through September 30, 2022	2,754	$666.14	—	1,657,312
Total	565,391	$679.08	551,333

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

BLACKROCK, INC.
(Registrant)

	By:	/s/ Gary S. Shedlin
Date: November 4, 2022		Gary S. Shedlin
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)