Form 10-K
period 2022-12-31
BlackRock Inc.
filed 2023-02-24
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 001-33099

BlackRock, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0174431
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 Hudson Yards, New York, NY 10001

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2022 was approximately $91 billion.

As of January 31, 2023, there were 150,236,373 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2023 annual meeting of stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Part I

Item 1. Business

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $8.6 trillion of assets under management (“AUM”) at December 31, 2022. With approximately 19,800 employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment management and technology services to institutional and retail clients worldwide.

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to offer choice and tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® and BlackRock exchange-traded funds (“ETFs”), separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, eFront, and Cachematrix, as well as advisory services and solutions to a broad base of institutional and wealth management clients. The Company is highly regulated and manages its clients’ assets as a fiduciary. The Company does not engage in proprietary trading activities that could conflict with the interests of its clients.

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

Management seeks to deliver value for stockholders over time by, among other things, capitalizing on BlackRock’s differentiated competitive position, including:

•
the Company’s longstanding model of client choice, through which it offers a wide range of index, active, and whole portfolio solutions across broad markets, themes, regions, and investment styles;
•
the Company's focus on strong investment performance, seeking the best risk-adjusted returns for client portfolios, within the mandates given by clients, to help them meet their investment objectives;
•
the Company's research, data and analytics, which are at the center of BlackRock's investment approach and processes. They inform BlackRock's pursuit of the best risk-adjusted returns, and underpin product creation and innovation;
•
the Company’s global reach and commitment to best practices around the world, with approximately 50% of employees outside the United States ("US") serving clients locally and supporting local investment capabilities. Approximately 40% of total AUM is managed for clients domiciled outside the US;
•
the Company’s differentiated client relationships and fiduciary focus, which enable effective positioning toward changing client needs and industry trends including the secular shift to index investing and ETFs, growing allocations to private markets, increasing demand for outsourcing, anticipated re-allocations to fixed income, demand for high-performing active strategies, interest in sustainable investment strategies and whole portfolio solutions using index, active and illiquid alternatives products; and a continued focus on income and retirement; and
•
the Company’s longstanding commitment to innovation, technology services and the continued development of, and increased interest in, BlackRock technology products and solutions, including Aladdin, Aladdin Wealth, eFront, and Cachematrix. This commitment is further extended by minority investments in financial technology and digital distribution providers, data and whole portfolio capabilities including Human Interest, Circle, Envestnet, Scalable Capital, iCapital, Acorns, and Clarity AI.

BlackRock operates in a global marketplace impacted by changing market dynamics and economic uncertainty, factors that can significantly affect earnings and stockholder returns in any given period.

The Company’s ability to increase revenue, earnings and stockholder value over time is predicated on its ability to generate new business, including business in Aladdin and other technology products and services. New business efforts depend on BlackRock’s ability to achieve clients’ investment objectives, in a manner consistent with their risk preferences, to deliver excellent client service and to innovate in technology to serve clients’ evolving needs. All of these efforts require the commitment and contributions of BlackRock employees. Accordingly, the ability to attract, develop and retain qualified professionals is critical to the Company’s long-term success.

Financial Highlights

(in millions, except per share data)
GAAP:	2022	2021	2020	2019	2018
Total revenue	$17,873	$19,374	$16,205	$14,539	$14,198
Operating income	$6,385	$7,450	$5,695	$5,551	$5,457
Operating margin	35.7%	38.5%	35.1%	38.2%	38.4%
Nonoperating income (expense)(1)	$89	$419	$475	$186	$(76)
Net income attributable to BlackRock, Inc.	$5,178	$5,901	$4,932	$4,476	$4,305
Diluted earnings per common share	$33.97	$38.22	$31.85	$28.43	$26.58

(in millions, except per share data)
As adjusted(2):	2022	2021	2020	2019	2018
Operating income	$6,711	$7,747	$6,433	$5,784	$5,701
Operating margin	42.8%	46.8%	46.0%	45.5%	45.6%
Nonoperating income (expense)(1)	$89	$419	$353	$186	$(76)
Net income attributable to BlackRock, Inc.	$5,391	$6,254	$5,352	$4,664	$4,493
Diluted earnings per common share	$35.36	$40.51	$34.57	$29.62	$27.74

(1)
Net of net income (loss) attributable to noncontrolling interests (redeemable and nonredeemable).
(2)
BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures.

Beginning in the first quarter of 2022, BlackRock updated the definitions of operating income, as adjusted, operating margin, as adjusted, and net income attributable to BlackRock, Inc., as adjusted, to include new adjustments. Such measures have been recast for all prior periods to reflect the inclusion of such new adjustments. For further information on non-GAAP financial measures and as adjusted items, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.

Assets Under Management

The Company’s AUM by product type for the years 2018 through 2022 is presented below.

	December 31,
(in millions)	2022	2021	2020	2019	2018	5-Year CAGR(1)
Equity	$4,435,354	$5,342,360	$4,419,806	$3,820,329	$3,035,825	6%
Fixed income	2,536,823	2,822,041	2,674,488	2,315,392	1,884,417	6%
Multi-asset	684,904	816,494	658,733	568,121	461,884	7%
Alternatives	266,210	264,881	235,042	178,072	143,358	16%
Long-term	7,923,291	9,245,776	7,988,069	6,881,914	5,525,484	6%
Cash management	671,194	755,057	666,252	545,949	448,565	8%
Advisory	—	9,310	22,359	1,770	1,769	—
Total	$8,594,485	$10,010,143	$8,676,680	$7,429,633	$5,975,818	6%

(1)
Percentage represents CAGR over a five-year period (December 31, 2017 – December 31, 2022).

Component changes in AUM by product type for the five years ended December 31, 2022 are presented below.

(in millions)	December 31, 2017	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact	December 31, 2022	5-Year CAGR(2)
Equity	$3,371,641	$299,298	$43,914	$843,558	$(123,057)	$4,435,354	6%
Fixed income	1,855,465	980,768	18,538	(211,347)	(106,601)	2,536,823	6%
Multi-asset	480,278	178,069	683	55,358	(29,484)	684,904	7%
Alternatives	129,347	110,318	5,003	25,596	(4,054)	266,210	16%
Long-term	5,836,731	1,568,453	68,138	713,165	(263,196)	7,923,291	6%
Cash management	449,949	223,072	686	4,515	(7,028)	671,194	8%
Advisory	1,515	(2,099)	—	624	(40)	—	—
Total	$6,288,195	$1,789,426	$68,824	$718,304	$(270,264)	$8,594,485	6%

(1)
Amounts include the following: (a) net AUM from the acquisitions of Tennenbaum Capital Partners in August 2018 (“TCP Transaction”) and the asset management business of Citibanamex in September 2018 (“Citibanamex Transaction”), (b) AUM reclassifications and net dispositions related to the transfer of BlackRock’s UK Defined Contribution Administration and Platform business to Aegon N.V. in July 2018 (“Aegon Transaction”), (c) net AUM dispositions related to the sale of BlackRock’s minority interest in DSP BlackRock Investment Managers Pvt. Ltd. to the DSP Group in August 2018 (“DSP Transaction”), and (d) net AUM from the acquisition of Aperio Group, LLC (“Aperio Transaction”) in February 2021.
(2)
Percentage represents CAGR over a five-year period (December 31, 2017 – December 31, 2022).

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

At December 31, 2022, total AUM was $8.6 trillion, representing a CAGR of 6% over the last five years. AUM growth during the period was achieved through the combination of net market valuation gains, net inflows and acquisitions, including the net AUM impact from the TCP Transaction, the Citibanamex Transaction, the Aegon Transaction and the DSP Transaction, which added $27.5 billion of AUM in 2018, and the Aperio Transaction, which added $41.3 billion of AUM in February 2021. Our AUM mix encompasses a broadly diversified product range, as described below.

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

AUM by investment style and client type at December 31, 2022 is presented below.

(in millions)	Retail	ETFs	Institutional	Total
Active	$675,969	$—	$1,641,591	$2,317,560
Non-ETF Index	167,506	—	2,528,615	2,696,121
ETFs	—	2,909,610	—	2,909,610
Long-term	843,475	2,909,610	4,170,206	7,923,291
Cash management	6,953	—	664,241	671,194
Total	$850,428	$2,909,610	$4,834,447	$8,594,485

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

Retail represented 10% of long-term AUM at December 31, 2022 and 32% of long-term investment advisory and administration fees (collectively “base fees”) and securities lending revenue for 2022.

ETFs have a significant retail component but are shown separately below. With the exclusion of ETFs, the majority of retail AUM is comprised of active mutual funds. In the aggregate, active and index mutual funds totaled $660 billion, or approximately 80%, of retail long-term AUM at year-end, with the remainder invested in private investment funds and separately managed accounts. Approximately 80% of retail long-term AUM is invested in active products.

Component changes in retail long-term AUM for 2022 are presented below.

(in millions)	December 31, 2021	Net inflows (outflows)	Market change	FX impact	December 31, 2022
Equity	$471,937	$(103)	$(90,767)	$(10,455)	$370,612
Fixed income	365,306	(20,299)	(41,706)	(4,187)	299,114
Multi-asset	155,461	(3,143)	(26,064)	(1,086)	125,168
Alternatives	47,349	4,022	(2,271)	(519)	48,581
Total	$1,040,053	$(19,523)	$(160,808)	$(16,247)	$843,475

The retail client base is diversified geographically, with 69% of long-term AUM managed for investors based in the Americas, 26% in EMEA and 5% in Asia-Pacific at year-end 2022.

•
US retail long-term net outflows of $9 billion were driven by outflows from fixed income and multi-asset of $16 billion and $4 billion, respectively, partially offset by equity and alternatives net inflows of $8 billion, and $3 billion, respectively. Fixed income net outflows were primarily due to net outflows from unconstrained and high yield bond funds. Multi-asset net outflows were driven by world allocation and multi-asset income strategies. Alternatives net inflows were led by multi-strategy credit and tactical opportunities funds, and equity net inflows reflect continued growth in Aperio, BlackRock’s customized index equity solution.
•
International retail long-term net outflows of $10 billion were driven by equity net outflows of $8 billion, reflecting outflows from European equities and index equity. Fixed income net outflows of $4 billion were primarily due to net outflows from short duration, Asian and high yield bond strategies. Alternatives and multi-asset net inflows were $1 billion, and $716 million, respectively.

ETFs

BlackRock is the leading ETF provider in the world with $2.9 trillion of AUM at December 31, 2022, and generated net inflows of $220 billion in 2022. The majority of ETF AUM and net inflows represent the Company’s index-tracking iShares-branded ETFs. The Company also offers a select number of active BlackRock-branded ETFs that seek outperformance and/or differentiated outcomes.

Record fixed income ETF net inflows of $123 billion were diversified across exposures, led by flows into treasury, investment grade, and municipal ETFs. Equity ETF net inflows of $101 billion were driven by flows into core, sustainable and thematic ETFs, as well as continued client use of BlackRock’s broad-based precision exposure ETFs to express risk preferences and make tactical allocation changes during the year. Multi-asset ETFs saw net inflows of $1 billion, while alternative ETFs had net outflows of $5 billion, primarily driven by commodities funds.

ETFs represented 37% of long-term AUM at December 31, 2022 and 42% of long-term base fees and securities lending revenue for 2022.

Component changes in ETFs AUM for 2022 are presented below.

(in millions)	December 31, 2021	Net inflows (outflows)	Market change	FX impact	December 31, 2022
Equity	$2,447,248	$100,756	$(449,140)	$(17,122)	$2,081,742
Fixed income	745,373	122,893	(103,957)	(6,216)	758,093
Multi-asset	9,119	1,333	(1,441)	(136)	8,875
Alternatives(1)	65,614	(4,647)	70	(137)	60,900
Total	$3,267,354	$220,335	$(554,468)	$(23,611)	$2,909,610

(1)
Amounts include commodity ETFs.

BlackRock’s ETF product range offers investors a precise, transparent and efficient way to gain exposure to a full range of asset classes and global markets that have been difficult for many investors to access, as well as the liquidity required to make adjustments to their exposures quickly and cost-efficiently.

•
US ETF* AUM ended 2022 at $2.2 trillion with $165 billion of net inflows diversified across all product categories, and led by net inflows into core equity and fixed income ETFs.
•
International ETF* AUM ended 2022 at $745 billion with net inflows of $55 billion, similarly diversified across all product categories, and led by net inflows into core equity, fixed income and sustainable ETFs.

* Regional ETF amounts based on jurisdiction of product, not underlying client.

Institutional

BlackRock serves institutional investors on six continents in sub-categories including: pensions, endowments and foundations, official institutions, and financial institutions; institutional AUM is diversified across product and region.

Component changes in institutional long-term AUM for 2022 are presented below.

(in millions)	December 31, 2021	Net inflows (outflows)	Market change	FX impact	December 31, 2022
Active:
Equity	$199,980	$9,882	$(34,912)	$(6,216)	$168,734
Fixed income	767,402	114,742	(95,291)	(11,898)	774,955
Multi-asset	642,951	33,950	(112,028)	(20,404)	544,469
Alternatives	146,384	10,252	(243)	(2,960)	153,433
Active subtotal	1,756,717	168,826	(242,474)	(41,478)	1,641,591
Index:
Equity	2,223,195	(5,432)	(341,087)	(62,410)	1,814,266
Fixed income	943,960	32,444	(203,501)	(68,242)	704,661
Multi-asset	8,963	(918)	(1,285)	(368)	6,392
Alternatives	5,534	(2,482)	569	(325)	3,296
Index subtotal	3,181,652	23,612	(545,304)	(131,345)	2,528,615
Total	$4,938,369	$192,438	$(787,778)	$(172,823)	$4,170,206

Institutional active AUM ended 2022 at $1.6 trillion, reflecting $169 billion of net inflows, driven by the funding of several significant outsourcing mandates and continued growth in our LifePath® target-date, quantitative equity and private markets platforms.

Fixed income net inflows of $115 billion reflected the funding of a significant insurance client outsourcing mandate. Multi-asset and equity net inflows of $34 billion and $10 billion, respectively, reflected continued growth in LifePath target-date offerings and our quantitative equity strategies, respectively.

Alternatives net inflows of $10 billion were led by private credit, infrastructure and private equity. Excluding return of capital and investment of $12 billion, alternatives net inflows were $22 billion. In addition, 2022 was another strong fundraising year for illiquid alternatives, with BlackRock raising $35 billion of client capital. At year-end, BlackRock had approximately $34 billion of non-fee paying, unfunded, uninvested commitments to deploy for institutional clients, which is not included in AUM.

Institutional active represented 21% of long-term AUM and 19% of long-term base fees and securities lending revenue for 2022.

Institutional index AUM totaled $2.5 trillion at December 31, 2022, reflecting $24 billion of inflows, driven by fixed income.

Institutional index represented 32% of long-term AUM and 7% of long-term base fees and securities lending revenue for 2022.

The Company’s institutional clients consist of the following:

•
Pensions, Foundations and Endowments BlackRock is among the world’s largest managers of pension plan assets with $2.6 trillion, or 62%, of long-term institutional AUM managed for defined benefit, defined contribution and other pension plans for corporations, governments and unions at December 31, 2022. The market landscape continues to shift from defined benefit to defined contribution, and our defined contribution channel represented $1.2 trillion of total pension AUM. BlackRock remains well positioned to capitalize on the on-going evolution of the defined contribution market and demand for outcome-oriented investments. An additional $80 billion, or 2%, of long-term institutional AUM was managed for other tax-exempt investors, including charities, foundations and endowments.
•
Official Institutions BlackRock managed $259 billion, or 6%, of long-term institutional AUM for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies at year-end 2022. These clients often require specialized investment advice, the use of customized benchmarks and training support.
•
Financial and Other Institutions BlackRock is a top independent manager of assets for insurance companies, which accounted for $570 billion, or 14%, of long-term institutional AUM at year-end 2022. Assets managed for other taxable institutions, including corporations, banks and third-party fund sponsors for which the Company provides sub-advisory services, totaled $695 billion, or 16%, of long-term institutional AUM at year-end.

Client Type and Product Type

Component changes in AUM by client type and product type for 2022 are presented below.

(in millions)	December 31, 2021	Net inflows (outflows)	Market change	FX impact	December 31, 2022
Retail:
Equity	$471,937	$(103)	$(90,767)	$(10,455)	$370,612
Fixed income	365,306	(20,299)	(41,706)	(4,187)	299,114
Multi-asset	155,461	(3,143)	(26,064)	(1,086)	125,168
Alternatives	47,349	4,022	(2,271)	(519)	48,581
Retail subtotal	1,040,053	(19,523)	(160,808)	(16,247)	843,475
ETFs:
Equity	2,447,248	100,756	(449,140)	(17,122)	2,081,742
Fixed income	745,373	122,893	(103,957)	(6,216)	758,093
Multi-asset	9,119	1,333	(1,441)	(136)	8,875
Alternatives	65,614	(4,647)	70	(137)	60,900
ETFs subtotal	3,267,354	220,335	(554,468)	(23,611)	2,909,610
Institutional:
Active:
Equity	199,980	9,882	(34,912)	(6,216)	168,734
Fixed income	767,402	114,742	(95,291)	(11,898)	774,955
Multi-asset	642,951	33,950	(112,028)	(20,404)	544,469
Alternatives	146,384	10,252	(243)	(2,960)	153,433
Active subtotal	1,756,717	168,826	(242,474)	(41,478)	1,641,591
Index:
Equity	2,223,195	(5,432)	(341,087)	(62,410)	1,814,266
Fixed income	943,960	32,444	(203,501)	(68,242)	704,661
Multi-asset	8,963	(918)	(1,285)	(368)	6,392
Alternatives	5,534	(2,482)	569	(325)	3,296
Index subtotal	3,181,652	23,612	(545,304)	(131,345)	2,528,615
Institutional subtotal	4,938,369	192,438	(787,778)	(172,823)	4,170,206
Long-term	9,245,776	393,250	(1,503,054)	(212,681)	7,923,291
Cash management	755,057	(77,374)	1,071	(7,560)	671,194
Advisory	9,310	(9,306)	(4)	—	—
Total	$10,010,143	$306,570	$(1,501,987)	$(220,241)	$8,594,485

Long-term product offerings include active and index strategies. Our active strategies seek to earn attractive returns in excess of a market benchmark or performance hurdle while maintaining an appropriate risk profile and leverage fundamental research and quantitative models to drive portfolio construction. In contrast, index strategies seek to closely track the returns of a corresponding index, generally by investing in substantially the same underlying securities within the index or in a subset of those securities selected to approximate a similar risk and return profile of the index. Index products include both our non-ETF index products and ETFs.

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

Equity

Year-end 2022 equity AUM totaled $4.4 trillion, reflecting net inflows of $105 billion. Net inflows included $101 billion and $7 billion into ETFs and non-ETF index, respectively, partially offset by active net outflows of $3 billion.

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

Equity represented 56% of long-term AUM and 52% of long-term base fees and securities lending revenue for 2022.

Fixed Income

Fixed income AUM ended 2022 at $2.6 trillion, reflecting net inflows of $250 billion. Net inflows included $123 billion, $93 billion and $34 billion into ETFs, active and non-ETF index, respectively. Record fixed income ETF net inflows of $123 billion reflected the benefit of our diverse product offering and included strong flows into treasury, investment grade and municipal ETFs. Active fixed income net inflows included the funding of a significant insurance client outsourcing mandate.

Fixed income represented 32% of long-term AUM and 26% of long-term base fees and securities lending revenue for 2022.

Multi-Asset

BlackRock manages a variety of multi-asset funds and bespoke mandates for a diversified client base that leverages our broad investment expertise in global equities, bonds, currencies and commodities, and our extensive risk management capabilities. Investment solutions may include a combination of long-only portfolios and alternative investments as well as tactical asset allocation overlays.

Multi-asset represented 9% of long-term AUM and 10% of long-term base fees and securities lending revenue for 2022.

Component changes in multi-asset AUM for 2022 are presented below.

(in millions)	December 31, 2021	Net inflows (outflows)	Market change	FX impact	December 31, 2022
Target date/risk	$418,638	$23,866	$(67,847)	$(3,817)	$370,840
Asset allocation and balanced	237,686	5,673	(35,208)	(6,979)	201,172
Fiduciary	160,170	1,683	(37,763)	(11,198)	112,892
Total	$816,494	$31,222	$(140,818)	$(21,994)	$684,904

Multi-asset net inflows reflected ongoing institutional demand for our solutions-based advice with $33 billion of net inflows coming from institutional clients. Defined contribution plans of clients remained a significant driver of flows and contributed $19 billion to institutional multi-asset net inflows in 2022, primarily into target date and target risk product offerings.

The Company’s multi-asset strategies include the following:

•
Target date and target risk products generated net inflows of $24 billion. Institutional investors represented 89% of target date and target risk AUM, with defined contribution plans representing 84% of AUM. Flows were driven by defined contribution investments in our LifePath offerings. LifePath products utilize a proprietary active asset allocation overlay model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing. Underlying investments are primarily index products.
•
Asset allocation and balanced products generated $6 billion of net inflows. These strategies combine equity, fixed income and alternative components for investors seeking a tailored solution relative to a specific benchmark and within a risk budget. In certain cases, these strategies seek to minimize downside risk through diversification, derivatives strategies and tactical asset allocation decisions. Flagship products include our Global Allocation and Multi-Asset Income fund families.
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

Alternatives

BlackRock alternatives focus on sourcing and managing high-alpha investments with lower correlation to public markets and developing a holistic approach to address client needs in alternatives investing. Our alternatives products fall into three main categories — (1) illiquid alternatives, (2) liquid alternatives, and (3) currency and commodities. Illiquid alternatives include offerings in alternative solutions, private equity, opportunistic and credit, real estate and infrastructure. Liquid alternatives include offerings in direct hedge funds and hedge fund solutions (funds of funds).

In 2022, liquid and illiquid alternatives generated a combined $14 billion of net inflows, or $28 billion excluding return of capital/investment of $14 billion. The largest contributors to return of capital/investment were opportunistic and credit strategies, private equity solutions and infrastructure. Net inflows were driven by opportunistic and credit strategies, infrastructure and private equity. At year-end, BlackRock had approximately $34 billion of non-fee paying, unfunded, uninvested commitments, which are expected to be deployed in future years; these commitments are not included in AUM or flows until they are fee-paying. Currency and commodities saw $7 billion of net outflows, primarily from commodities ETFs and institutional separate accounts.

BlackRock believes that as alternatives become more conventional and investors adapt their asset allocation strategies, investors will further increase their use of alternative investments to complement core holdings. BlackRock’s highly diversified alternatives franchise is well positioned to continue to meet growing demand from both institutional and retail investors.

Alternatives represented 3% of long-term AUM and 12% of long-term base fees and securities lending revenue for 2022.

Component changes in alternatives AUM for 2022 are presented in the table below.

(in millions)	December 31, 2021	Net inflows (outflows)	Market change	FX impact	December 31, 2022	Memo: return of capital/ investment(1)	Memo: committed capital(2)
Illiquid alternatives:
Alternative solutions	$5,980	$895	$(88)	$(142)	$6,645	$(846)	$5,336
Private equity and opportunistic:
Private equity solutions	19,421	2,148	13	(82)	21,500	(1,745)	7,590
Opportunistic and credit strategies	19,313	5,925	(114)	(282)	24,842	(7,329)	3,670
Long Term Private Capital	3,459	844	2,317	—	6,620	—	—
Private equity and opportunistic subtotal	42,193	8,917	2,216	(364)	52,962	(9,074)	11,260
Real assets:
Real estate	28,737	766	28	(935)	28,596	(1,042)	1,050
Infrastructure	25,669	5,474	(1,044)	(551)	29,548	(2,344)	15,680
Real assets subtotal	54,406	6,240	(1,016)	(1,486)	58,144	(3,386)	16,730
Total illiquid alternatives	102,579	16,052	1,112	(1,992)	117,751	(13,306)	33,326
Liquid alternatives:
Direct hedge fund strategies	58,655	(1,747)	(3,940)	(996)	51,972	—	—
Hedge fund solutions	28,693	57	230	(298)	28,682	(343)	765
Total Liquid alternatives	87,348	(1,690)	(3,710)	(1,294)	80,654	(343)	765
Currency and commodities	74,954	(7,217)	723	(655)	67,805	—	—
Total	$264,881	$7,145	$(1,875)	$(3,941)	$266,210	$(13,649)	$34,091

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

Illiquid Alternatives

The Company’s illiquid alternatives strategies include the following:

•
Alternative Solutions represents highly customized portfolios of alternative investments. In 2022, alternative solutions portfolios had $7 billion in AUM, and $895 million of net inflows.
•
Private Equity and Opportunistic included AUM of $25 billion in opportunistic and credit offerings, $22 billion in private equity solutions, and $7 billion in Long Term Private Capital (“LTPC”). Net inflows of $9 billion into private equity and opportunistic strategies included $6 billion of net inflows into opportunistic and credit offerings, $2 billion of net inflows into private equity solutions and $844 million of net inflows into LTPC.
•
Real Assets which includes infrastructure and real estate, totaled $58 billion in AUM, reflecting net inflows of $6 billion, led by infrastructure.

Liquid Alternatives

The Company’s liquid alternatives products’ net outflows of $2 billion reflected net outflows from direct hedge fund strategies. Direct hedge fund strategies includes a variety of single- and multi-strategy offerings.

In addition, the Company manages $86 billion in liquid credit strategies which is included in active fixed income.

Currency and Commodities

The Company’s currency and commodities products include a range of active and index products.

Currency and commodities products had $7 billion of net outflows, primarily driven by ETFs and institutional separate accounts. ETF commodities products represented $61 billion of AUM and are not eligible for performance fees.

Cash Management

Cash management AUM totaled $671 billion at December 31, 2022, reflecting $77 billion of net outflows, primarily due to institutional client redemptions from US government money market funds. Cash management products include taxable and tax-exempt money market funds, short-term investment funds and customized separate accounts. Portfolios are denominated in US dollars, Canadian dollars, Australian dollars, Euros, Swiss Francs, New Zealand dollars or British pounds.

During 2022 BlackRock voluntarily waived a portion of its management fees on certain money market funds to ensure that they maintain a minimum level of daily net investment income. These waivers resulted in a reduction of management fees of approximately $72 million, which was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. These waivers ceased following rate hikes by the Bank of England and the US Federal Reserve in March 2022. BlackRock has provided voluntary yield support waivers in prior periods and may increase or decrease the level of yield support waivers in future periods. For more information see Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8 of this filing.

Client Region

Our footprints in the Americas, EMEA and Asia-Pacific regions reflect strong relationships with intermediaries and an established ability to deliver our global investment expertise in funds and other products tailored to local regulations and requirements.

AUM by product type and client region at December 31, 2022 is presented below.

(in millions)	Americas	EMEA	Asia-Pacific	Total
Equity	$3,058,433	$1,047,542	$329,379	$4,435,354
Fixed income	1,577,702	695,127	263,994	2,536,823
Multi-asset	488,164	153,245	43,495	684,904
Alternatives	151,603	84,900	29,707	266,210
Long-term	5,275,902	1,980,814	666,575	7,923,291
Cash management	506,321	156,628	8,245	671,194
Total	$5,782,223	$2,137,442	$674,820	$8,594,485
Component changes in AUM by client region for 2022 are presented below.

(in millions)	December 31, 2021	Net inflows (outflows)	Market change	FX impact	December 31, 2022
Americas	$6,645,592	$146,546	$(998,038)	$(11,877)	$5,782,223
EMEA	2,647,528	73,795	(432,922)	(150,959)	2,137,442
Asia-Pacific	717,023	86,229	(71,027)	(57,405)	674,820
Total	$10,010,143	$306,570	$(1,501,987)	$(220,241)	$8,594,485

Americas

Americas net inflows of $147 billion were driven by the funding of several significant outsourcing mandates, and reflected net inflows into fixed income, multi-asset, equity, and alternatives of $174 billion, $31 billion, $23 billion, and $5 billion, respectively. These were partially offset by cash and advisory net outflows of $77 billion and $9 billion, respectively. Advisory net outflows of $9 billion were primarily linked to the successful planned wind-downs of portfolios managed by our Financial Markets Advisory group on behalf of the Federal Reserve Bank of NY. Revenue linked to these assignments is primarily reflected in the “Advisory and other revenue” line item on the Income Statement. During the year, BlackRock served clients through offices in 36 states in the US as well as Canada, Mexico, Brazil, Colombia, Chile and the Dominican Republic.

The Americas represented 67% of total AUM and 65% of total base fees and securities lending revenue for 2022.

EMEA

EMEA net inflows of $74 billion were driven by fixed income and alternatives net inflows of $73 billion and $2 billion, respectively. Offerings include fund families in the United Kingdom ("UK"), the Netherlands, Luxembourg and Dublin and ETFs listed on stock exchanges throughout Europe, as well as separate accounts and pooled investment products.

EMEA represented 25% of total AUM and 29% of total base fees and securities lending revenue for 2022.

Asia-Pacific

Asia-Pacific net inflows of $86 billion were primarily due to equity and fixed income net inflows of $85 billion and $3 billion, respectively. Clients in the Asia-Pacific region are served through offices in Japan, Australia, Hong Kong, Singapore, Taiwan, Korea, China, and India.

Asia-Pacific represented 8% of total AUM and 6% of total base fees and securities lending revenue for 2022.

Investment Performance

Investment performance across active and index products as of December 31, 2022 was as follows:

	One-year period	Three-year period	Five-year period
Fixed income:
Actively managed AUM above benchmark or peer median
Taxable	57%	83%	89%
Tax-exempt	31%	41%	44%
Index AUM within or above applicable tolerance	94%	90%	95%
Equity:
Actively managed AUM above benchmark or peer median
Fundamental	49%	62%	80%
Systematic	54%	76%	72%
Index AUM within or above applicable tolerance	97%	98%	98%

Performance Notes. Past performance is not indicative of future results. Except as specified, the performance information shown is as of December 31, 2022 and is based on preliminary data available at that time. The performance data shown reflects information for all actively and passively managed equity and fixed income accounts, including US registered investment companies, European-domiciled retail funds and separate accounts for which performance data is available, including performance data for high net worth accounts available as of November 30, 2022. The performance data does not include accounts terminated prior to December 31, 2022 and accounts for which data has not yet been verified. If such accounts had been included, the performance data provided may have substantially differed from that shown.

Performance comparisons shown are gross-of-fees for institutional and high net worth separate accounts, and net-of-fees for retail funds. The performance tracking shown for index accounts is based on gross-of-fees performance and includes all institutional accounts and all iShares funds globally using an index strategy. AUM information is based on AUM available as of December 31, 2022 for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund. Fund performance reflects the reinvestment of dividends and distributions.

Performance shown is derived from applicable benchmarks or peer median information, as selected by BlackRock, Inc. Peer medians are based in part on data either from Lipper, Inc. or Morningstar, Inc. for each included product.

TECHNOLOGY SERVICES

BlackRock offers investment management technology systems, risk management services, wealth management and digital distribution tools on a fee basis. Aladdin is our proprietary technology platform, providing an end-to-end, SaaS solution for investment and risk management for both BlackRock and a growing number of institutional and retail investors around the world. BlackRock offers risk reporting capabilities via Aladdin Risk, as well as investment accounting capabilities. Aladdin Provider is a tool used by asset servicers, connecting them to the platform used by asset managers and owners to add operational efficiency. In 2019, BlackRock acquired eFront, a leading end-to-end alternative investment management software and solutions provider to enable clients to manage portfolios and risk across public and private asset classes on a single platform. eFront is offered to clients both as a standalone offering and as part of an integrated “Whole Portfolio View” solution that provides transparency across clients’ public and private assets. Building on eFront’s industry-leading tools for private asset classes, Aladdin was an early mover to provide data transparency and analytics across public and private assets with over forty clients using the Whole Portfolio View capabilities. Through our Cachematrix platform, BlackRock is also a leading provider of financial technology which simplifies the cash management process for banks and their corporate clients in a streamlined, open-architecture platform.

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

At year-end, BlackRock technology services clients included banks, insurance companies, official institutions, pension funds, asset managers, asset servicers, retail distributors and other investors across North America, South America, Europe, the Middle East, Asia, Africa and Australia.

Technology services revenue of $1.4 billion was up 6% year-over-year, and annual contract value (“ACV”) increased 8% year-over-year. ACV growth was driven by record net sales of Aladdin in 2022, with about half of new client mandates spanning multiple Aladdin products. Aladdin assignments are typically long-term contracts that provide recurring revenue. At the end of any period, BlackRock generally has recurring revenue contracts in place for a large portion of total annual revenue. BlackRock measures the fees related to these agreements and refers to this as ACV. For further information on ACV, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.

Aladdin, which represented the majority of technology services revenue for the year, continues to benefit from trends favoring global platform consolidation and multi-asset risk solutions across public and private markets. Approximately 25% of Aladdin’s revenue was denominated in non-US currencies. In addition, while Aladdin is a multi-asset system, the majority of positions managed on the platform are fixed income. 2022 technology services revenue growth reflected headwinds associated with the foreign exchange impact on Aladdin’s non-dollar revenue and bond market declines on Aladdin’s fixed income platform assets.

BlackRock is focused on enhancing Aladdin, with continued investment into areas such as whole portfolio, private markets, wealth and sustainable investing solutions. BlackRock continues to evolve and enable clients to further simplify their operating infrastructure with Aladdin. Clients increasingly want to tailor how they use Aladdin to meet their specific needs, and BlackRock is providing them with choice and flexibility. BlackRock is creating connectivity with ecosystem providers and third-party technology solutions, which include asset servicers, cloud providers, digital asset platforms, trading systems and others, who can work with clients in their Aladdin environments to provide a more customized and seamless end-to-end experience.

BlackRock is also investing to scale Aladdin for its next leg of growth through the substantially complete migration of Aladdin from BlackRock-hosted data centers to the cloud. This is expected to bring enhanced capabilities to BlackRock and its Aladdin clients, accelerating innovation and supporting greater computing scale and flexibility for clients. Through this migration as well as BlackRock’s partnership with Snowflake, an industry leader in cloud enabled data technology, BlackRock is building Aladdin Data Cloud, a next generation solution that brings Aladdin and non-Aladdin data together, so clients can nimbly access and use data across their organization, unlocking their full potential for collaboration, creativity, and innovation.

In addition, BlackRock has made minority investments in the financial technology and digital distribution companies Human Interest, Circle, Envestnet, Scalable Capital, iCapital, Acorns and Clarity AI. BlackRock records its share of income related to minority investments accounted for under the equity method in other revenue and records gains and losses related to changes in value of other minority investments in nonoperating income (expense).

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

Outstanding loan balances ended the year at approximately $355 billion, down from $389 billion at year-end 2021. Lower demand for general collateral securities resulted in lower balances compared to 2021. Intrinsic lending spreads were higher, while cash reinvestment spreads remained lower as cash yields continued to compress slightly.

BlackRock employs a conservative investment style for cash and securities lending collateral that emphasizes quality, liquidity, and interest rate risk management. Disciplined risk management, including a rigorous credit surveillance process, is an integral part of the investment process. BlackRock’s Cash Management Credit Committee has established risk limits, such as aggregate issuer exposure limits and maturity limits, across many of the products BlackRock manages, including over all of its cash management products. In the ordinary course of our business, there may be instances when a portfolio may exceed an internal risk limit or when an internal risk limit may be changed. No such instances, individually or in the aggregate, have been material to the Company. To the extent that daily evaluation and reporting of the profile of the portfolios identify that a limit has been exceeded, the relevant portfolio will be adjusted. To the extent a portfolio manager would like to obtain a temporary waiver of a risk limit, the portfolio manager must obtain approval from the credit research team, which is independent from the cash management portfolio managers. While a risk limit may be waived temporarily, such waivers are infrequent.

Risk and Quantitative Analysis

Across all asset classes, in addition to the efforts of the portfolio management teams, the Risk and Quantitative Analysis (“RQA”) group at BlackRock draws on extensive analytical systems and proprietary and third-party data to identify, measure and manage a wide range of risks. RQA provides risk management advice and independent risk oversight of the investment management processes, identifies and helps manage counterparty and enterprise risks, coordinates standards for firm wide investment performance measurement and determines risk management-related analytical and information requirements. Where appropriate, RQA will work with portfolio managers and developers to facilitate the development or improvement of risk models and analytics.

COMPETITION

BlackRock competes with investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms, financial technology providers and other financial institutions that offer products that are similar to, or alternatives to, those offered by BlackRock. In order to grow its business, BlackRock must be able to compete effectively for AUM. Key competitive factors include investment performance track records, the efficient delivery of beta for index products, investment style and discipline, price, client service and brand name recognition. Historically, the Company has competed principally on the basis of its long-term investment performance track record, its investment process, its risk management and analytic capabilities and the quality of its client service.

HUMAN CAPITAL

With approximately 19,800 employees in more than 30 countries, as of December 31, 2022, BlackRock provides a broad range of investment and technology services to institutional and retail clients in more than 100 countries across the globe. As an asset manager, BlackRock’s long-term success depends on its people and how it manages its workforce.

Culture and Principles

BlackRock believes that maintaining a strong corporate culture is an important component of its human capital management practices and critical to the firm’s long-term success. BlackRock’s culture is underpinned by five core principles that unify its workforce and guide how it interacts with its employees, its clients, the communities in which it operates and its other stakeholders: (1) We are a fiduciary to our clients; (2) We are One BlackRock; (3) We are passionate about performance; (4) We take emotional ownership; and (5) We are committed to a better future.

Diversity, Equity and Inclusion (“DEI”)

BlackRock believes a diverse workforce and an equitable and inclusive work environment are key factors in achieving better outcomes across all levels of its business. BlackRock has made a long-term commitment to cultivating diversity, equity and inclusion in its workforce and leadership team through its hiring, retention, promotion and development practices. As part of this long-term commitment, BlackRock has instituted a multi-year DEI strategy that it believes is actionable, measurable and designed to apply across the many countries in which the firm operates. The Company has aligned its DEI strategy with the firm’s business priorities and long-term objectives. BlackRock’s DEI strategy centers on talent and culture, responding to the needs of our clients, and policy and social impact in the communities in which we operate.

To advance its DEI strategy, BlackRock strives to:

•
Expand partnerships with external organizations and develop strategies to increase the diversity of applicant pools;
•
Strengthen talent acquisition and management processes in an effort to eliminate bias; and
•
Implement leadership development, networking, sponsorship and coaching initiatives to engage and develop underrepresented talent.

Another focus of BlackRock’s DEI strategy is to foster an inclusive, equitable work environment in which employees feel connected to BlackRock’s culture and supported in pursuit of their professional goals. To this end, BlackRock has committed to raising employee awareness of racial equity issues and setting high behavioral expectations for employees, as well as to holding firm leaders and managers accountable for continued progress toward the firm’s goals.

BlackRock views transparency and accountability as a critical part of its DEI strategy, including as a means to inform, measure and improve its human capital management practices. To that end, since 2020, the firm has published annual SASB-aligned disclosure and EEO-1 reports, and in 2022, the firm published its inaugural Global DEI Annual Report, each of which include information regarding workforce diversity. During 2020, BlackRock also set goals for increasing the overall workplace representation of US Black and Latinx employees and growing the number of senior women globally and US Black and Latinx leaders at the Director level and above. As of January 1, 2023, of the Company’s employees who self-identified their gender status, approximately 44% of the Company's global workforce, 32% of global senior leaders (Directors or above) and 47% of global new hires, were women. Additionally, as of January 1, 2023, of the Company’s US employees who self-identified their race/ethnicity status, approximately 8% of employees, 4% of senior leaders and 12% of new hires identified as Black or African American, 8% of employees, 4% of senior leaders and 10% of new hires identified as Latinx, and 27% of employees, 20% of senior leaders and 33% of new hires identified as Asian. Further, of the Company's approximately 19,800 employees as of December 31, 2022, 47% were based in the Americas, 31% were based in EMEA and 22% were based in Asia-Pacific regions.

Board Oversight of Human Capital Management

BlackRock’s Board of Directors (the “Board”) plays an important role in the oversight of human capital management and devotes one Board meeting annually to an in-depth review of BlackRock’s culture, talent development, retention and recruiting initiatives, DEI strategy, leadership and succession planning and employee feedback. Moreover, the Board’s Management Development and Compensation Committee (“MDCC”) periodically reviews the progress made toward the firm’s DEI goals and other human capital management objectives. This progress is considered in compensation outcomes, including individual compensation outcomes for executive officers, that are approved by the MDCC.

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

Employee Engagement

BlackRock values continuous dialogue with its employees to better understand their experiences at the firm and assess the efficacy of its human capital management practices. The Company uses several employee engagement mechanisms, including: (1) employee opinion pulse surveys; (2) interactive events and communications; and (3) the sponsorship of employee networks. The employee opinion pulse surveys, which BlackRock conducts multiple times per year, provide the Company with actionable feedback for its teams and for the Company as a whole. Additionally, BlackRock uses ongoing lifecycle surveys to collect feedback on various areas of employee focus. BlackRock works to keep employees informed and engaged through a regular cadence of communications and events, including weekly newsletters, global and local townhalls and messages from leaders with timely business and organizational updates and culture-building opportunities. BlackRock’s employee networks also provide additional forums and opportunities for employees with a diverse range of backgrounds, experiences and perspectives to connect with one another and enhance the firm’s culture. Open to all, the networks are designed by employees, for employees, are sponsored by senior leaders and strengthen the One BlackRock community.

Compensation, Wellness and Benefits

BlackRock is committed to responsible business practices and believes that investing in the physical, emotional, mental and financial well-being of its employees is a critical component of the firm’s human capital management strategy. To that end, the Company designs its compensation and benefits practices to: (1) attract, retain and motivate talented employees; (2) align employee incentives and risk-taking with that of the firm and the interests of its clients; and (3) support employees across many aspects of their lives. The Company has a strong pay-for-performance culture and an annual compensation process that takes into consideration firmwide results, individual business results and employee performance, as well as market benchmarks. BlackRock also offers a wide range of benefits that it regularly reviews in accordance with leading best practices and the local requirements of its offices, including, where applicable, retirement savings plans, a Flexible Time Off (“FTO”) policy and flexible working arrangements, and parental leave and family support benefits, including fertility benefits, adoption and surrogacy assistance, and backup elder and childcare benefits. The Company provides comprehensive healthcare and mental-health benefits to eligible employees, including medical, dental and vision coverage, health savings and spending accounts, counseling services, an employee assistance program and access to telemedicine services, where available.

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

As the COVID-19 pandemic highlighted the importance of keeping employees safe and healthy, BlackRock continues to communicate about the telemedicine and digital health resources it has available, including mental, emotional and physical health offerings. For example, the Company offers several benefits to support mental health, including a Mental Health Ambassador program that is comprised of global volunteers across office locations who act as allies for firmwide mental health awareness and direct interested colleagues to mental health resources.

Training, Innovation and Development

BlackRock is committed to innovation, learning and reinvention in all areas of its business and believes that developing the capabilities of its employees is integral to delivering long-term value. To that end, the Company’s human capital management practices are designed to provide opportunities for employees to learn, innovate and enhance their skillsets at every stage of their career. One example is the BlackRock Academies, the firm’s online suite of interactive resources and courses, which enable employees to build skills in specific facets of BlackRock’s business and purpose. The Company believes these opportunities play an important role in engaging BlackRock’s employees.

In addition, BlackRock believes that a critical driver of its future success is its ability to grow strong leaders and people managers. The Company invests in leadership development programs designed to foster career growth. For leadership development, select employees are invited to participate in programs that include executive coaching, in-person and virtual learning and senior management sponsorship. Further, BlackRock provides training and makes coaching available to people managers to assist in building foundational skills.

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

GLOBAL REGULATORY REFORM

Policymaking workstreams focused on the financial services sector led by global standard setters, such as the Financial Stability Board (“FSB”), International Organization of Securities Commissions (“IOSCO”) and Bank for International Settlements, may lead to or inform new regulations in multiple jurisdictions in which BlackRock operates. Most recently, such workstreams have focused on areas such as products and activities of non-bank financial institutions, money market funds (“MMFs”), open-ended funds (“OEFs”), central counterparty margin practices and enhanced ESG disclosures.

Macroprudential Policies for Asset Managers

Concerns about liquidity and leverage risks in the asset management industry and wider market-based finance sector have been heightened since the COVID-19 pandemic and reinforced by the recent Liquidity Driven Investment events in the UK. Such events have prompted a broad review of existing regulations globally, including an assessment of the adequacy of certain structural market components in mitigating risks by the FSB, IOSCO, the US Securities and Exchange Commission (the “SEC”) and the Financial Stability Oversight Council (“FSOC”). In November 2022, the SEC proposed, among other things, amendments to the rules governing OEF liquidity risk management and swing pricing. The European Union (“EU”) has also proposed reforms to increase the availability of liquidity management tools to OEFs, enhance reporting on the use of liquidity management tools by OEFs to national regulators and allow such regulators to require OEF managers to activate liquidity management tools in extreme market conditions. If any of these regulatory or policy actions result in broad application of macroprudential tools to OEFs or require BlackRock to make changes to structural features of certain OEFs, it could limit BlackRock’s ability to offer products to certain clients and/or result in clients altering their investment strategies or allocations in a manner that is adverse to BlackRock.

Global MMF Reforms

Following the market events of March 2020, US, EU and UK authorities initiated a review of existing regulatory frameworks with the aim of improving the resilience of MMFs in market downturns. The ongoing review of the EU Money Market Fund Regulation could result in significant changes to the rules around liquidity and how some MMFs price shares. The UK may materially depart from the EU approach as the UK develops its own legal and regulatory framework for MMFs domiciled or marketed in the UK. In the US, the SEC proposed changes to Rule 2a-7, the primary rule under the Investment Company Act of 1940 governing MMFs, including changes to required liquidity levels and certain operational aspects of such funds, and changes in pricing under certain circumstances. Such regulatory reforms, if adopted, could significantly and adversely impact certain of BlackRock’s MMF products.

ESG and Sustainability

ESG and sustainability have been the subject of increased regulatory focus across jurisdictions. Globally, the International Sustainability Standards Board and the development of its disclosure standards may inform national regulators’ approaches on these topics. In the US, the SEC has proposed a series of rules that would require, among other things: (1) corporate issuers to make substantial climate-related disclosures in their periodic reports, including with respect to governance, risk management, business strategy, financial statement metrics and greenhouse gas ("GHG") emissions and (2) enhanced ESG disclosures by investment companies and investment advisers in fund and adviser filings, including disclosures regarding ESG strategies and how ESG factors are considered, and GHG emissions disclosure by certain environmentally focused funds. The SEC also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers. It has also increased its scrutiny of disclosure and compliance issues relating to investment advisers’ and funds’ ESG strategies, policies and procedures. In addition, the US Department of Labor (the “DOL”) recently issued final rules clarifying that Employee Retirement Income Security Act of 1974, as amended (“ERISA”) plan fiduciaries can, but are not required to, consider the economic effects of ESG factors for purposes of investing ERISA plan assets and exercising voting rights with respect to plan investments. Some US states and/or state officials have adopted or proposed legislation or otherwise have taken official positions restricting or prohibiting state government entities from doing certain business with entities identified by the state as “boycotting” or “discriminating” against particular industries or considering ESG factors in their investment processes and proxy voting. Other states and localities may adopt similar legislation or other ESG-related laws and positions.

The EU has enacted numerous regulations on ESG and sustainability, including to require sustainability-related disclosure by financial market participants; require the integration of sustainability considerations into the investment and risk management processes of asset managers and other institutional investors; and make the advice and financial product distribution process more receptive to end-investor sustainability preferences. Further rules are expected to come into force in 2023 and beyond. In addition, requirements for asset managers to report against an EU-wide taxonomy of environmentally sustainable activities took effect in 2022, with a further phase expected in 2023, and new proposed regulation to enhance sustainability reporting for EU-based corporate issuers is expected to take effect in 2024. BlackRock’s EU asset management companies and investment firms will be required to publish granular disclosures relating to the ESG characteristics of their funds and portfolios starting in 2023. The EU also proposed a draft directive in 2022 that would apply new supply chain due diligence obligations pertaining to sustainability to a wide group of global companies. Furthermore, the EU released a consultation on ESG and sustainability factors in credit ratings. The EU and the UK Financial Conduct Authority (“FCA”) are developing guidelines for the use of ESG or sustainability related terms in fund names, focused on specifying a minimum threshold of assets meeting ESG or sustainable criteria for such funds.

Within the UK, the government has mandated climate-related risk reporting based on the Task Force on Climate-Related Financial Disclosures (“TCFD”) framework at UK firm and product level with first disclosures due in 2023. In addition, the FCA has proposed UK-specific sustainability regulations, including a sustainable product classification system for funds, which are expected to come into force on a staggered basis from 2023 through 2025.

In Asia, policymakers in Singapore, Hong Kong and Japan issued or proposed sustainability-related regulations. For instance, requirements for asset managers to integrate climate risk considerations in investment and risk management processes, together with relevant disclosure obligations, became effective in Hong Kong and Singapore in 2022. ESG fund naming and related disclosure rules became effective in Hong Kong in 2022 and in Singapore in January 2023. Further, Singapore and Japan announced enhanced sustainability reporting requirements for corporate issuers. In 2022, Japan finalized its voluntary code of conduct for ESG data and ratings providers. Meanwhile, Australia’s securities regulator issued information on “greenwashing", and the Australian government is seeking input on the design and implementation of a climate-related financial disclosure regime.

Taxation

BlackRock’s businesses may be directly or indirectly affected by tax legislation and regulation, or the modification of existing tax laws, by US or non-US tax authorities. In the US, the Inflation Reduction Act of 2022 ("IRA") introduced new provisions including a corporate book minimum tax and an excise tax on net stock repurchases. BlackRock does not expect the IRA to have a material impact on its consolidated financial statements. In addition, legislation at both the US federal and state level has been previously proposed to enact a financial transaction tax (“FTT”) on stocks, bonds and a broad range of financial instruments and derivative transactions. In the EU, certain Member States have also enacted similar FTTs and the European Commission (“EC”) has proposed legislation to harmonize these taxes and provide for the adoption of

EU-level legislation applicable to some (but not all) EU Member States. If enacted as proposed, FTTs could have an adverse effect on BlackRock’s financial results and clients’ performance results.

The Organisation for Economic Cooperation and Development (“OECD”) has proposed certain international tax reforms, which, among other things, would (1) shift taxing rights to the jurisdiction of the consumer and (2) establish a global minimum tax for multinational companies of 15%. In December 2022, EU member states agreed to adopt the OECD’s minimum tax rules, which are expected to begin going into effect in 2024. Several other countries, including the UK, are also considering changes to their tax law to implement the OECD’s minimum tax proposal. As a result of these developments, the tax laws of certain countries in which we do business could change, and any such changes could increase our tax liabilities.

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

LIBOR Transition

The global transition away from the London Interbank Offered Rate (“LIBOR”) continues to progress. Tenors of non-USD LIBOR ceased to be published at the end of 2021 while publication of most USD LIBOR settings is expected to continue through June 2023. In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law, establishing a framework for the replacement of LIBOR as a benchmark in US law contracts that reference certain tenors of USD LIBOR and do not provide for a clearly defined and practicable benchmark replacement rate following the cessation of publication. In July 2022, the Federal Reserve Board solicited public comment on proposed LIBOR transition regulations implementing the LIBOR Act. Other global regulatory authorities such as the FCA have issued consultations regarding the wind-down of LIBOR. If such proposals are not finalized, parties to unremediated contracts, and the markets more generally, face the potential for uncertainty, disputes, litigation and market disruption.

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

In the US, certain interest rate swaps and certain index credit default swaps are subject to central clearing and trading venue execution requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank"), with additional products and asset classes potentially becoming subject to these requirements in the future. In the EU, central clearing and trading venue requirements for certain swap transactions have become effective for certain types of BlackRock funds and accounts. Further, most derivatives transactions that are not centrally cleared, including non-deliverable foreign exchange forward transactions and currency option transactions, are subject to requirements in the US, EU and numerous other jurisdictions to post or collect mark-to-market margin payments. For certain BlackRock funds and accounts, initial margin requirements may apply in the future in addition to such mark-to-market margin payments. These rules and regulations have the potential to increase the complexity and cost of trading non-cleared derivatives for BlackRock's clients, and may produce regulatory inconsistencies in global derivatives trading rules and increase BlackRock’s operational and legal risks.

US REGULATORY REFORM

Antitrust Rules and Guidance

In 2020, the Federal Trade Commission (“FTC”) proposed certain changes to rules enacted under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) that require parties to certain transactions to provide the FTC and the Antitrust Division of the Department of Justice (the “DOJ”) prior notice and observe a waiting period before consummation of such transactions. The proposals would: (1) require that investors aggregate holdings in an issuer across all associated funds when assessing HSR filing and exemption thresholds and (2) create a new exemption for acquisitions resulting in aggregate holdings of up to 10% of an issuer, which would be unavailable to investors holding interests of more than 1% in competing firms. If enacted as drafted, the proposed aggregation requirement could, absent applicable exemptions, substantially increase BlackRock’s pre-merger notification obligations, which may be costly, impair funds’ ability to trade freely creating significant tracking error and cash drag for index funds and opportunity costs for actively managed funds, require implementation of monitoring tools and introduce additional compliance burdens for both BlackRock and the companies in which it invests. In instances where filing a pre-merger notification is not practicable, the proposed changes may serve to limit the size of BlackRock’s aggregate position in certain issuers if BlackRock is unable to satisfy the revised regulatory requirements. In 2021, the FTC voted to withdraw its approval of the Vertical Merger Guidelines, previously issued jointly with the DOJ. In 2022 the FTC and DOJ jointly released a request for public comment on modernizing the agencies’ approach to the merger guidelines, including whether to dispense with the guidelines’ traditional distinction between the treatment of horizontal and vertical mergers. Such changes could have an effect on the ability of the Company to expand its services through strategic investments or acquisitions.

SEC Rulemakings for US Registered Funds and Investment Advisers

The SEC has engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry and registered investment companies. For example, in October 2022, the SEC adopted rules requiring certain funds to provide tailored fund shareholder reports and proposed amendments expanding the scope of the application of the rule governing fund names, including to, among other things, fund names that include ESG or similar terms.

Systemically Important Financial Institution (“SIFI”) Review

The FSOC has the authority to designate nonbank financial institutions as SIFIs in the US under Dodd-Frank. In July 2014, the FSOC pivoted from an entity-specific approach and indicated that it would focus on a products and activities-based approach to designation in connection with addressing potential risks in the financial system related to asset management, which was re-affirmed in December 2019 guidance. However, recent public reports and statements by FSOC members have suggested a willingness to support a repeal or amendment to certain parts of the 2019 guidance to provide the FSOC more flexibility to designate nonbank financial institutions as SIFIs. If BlackRock is designated as a SIFI, it could become subject to enhanced regulatory requirements and direct supervision by the Federal Reserve.

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

In October 2020, the SEC adopted regulations governing the use of derivatives by registered investment companies (“RICs”), including mutual funds (other than MMFs), ETFs and closed-end funds, as well as business development companies. RICs were required to implement and comply with this rule beginning in 2022. The rule, among other things, imposes limits on the amount of derivatives transactions a RIC can enter into, eliminates the asset segregation compliance framework and introduces new compliance requirements for funds, including the establishment of comprehensive risk management programs. The rule may impact certain RICs’ usage of derivatives and investment strategy.

In December 2021, the SEC proposed rules in connection with security-based swaps (“SBS”) transactions to require public reporting of large SBS positions. These rules, if adopted as proposed, may affect the types of transactions BlackRock may choose to execute in SBS or other SBS-related assets, introduce or increase costs relating to such transactions, and impact the liquidity in the SBS markets in which BlackRock transacts.

SEC Proposed Rules on Private Fund Advisers

During 2022, the SEC proposed new rules and amendments to enhance regulation of private fund advisors. These include a series of proposed amendments to Form PF for registered investment advisers that: (1) add new required disclosures, (2) require advisers to file reports within one business day for certain significant events, (3) lower the threshold for large private equity adviser reporting, (4) increase reporting obligations on large liquidity fund advisers, and (5) enhance reporting on basic information about advisers and the funds they advise. The SEC proposed additional rules that would, among other things, require registered private fund advisers to: (1) provide quarterly reports to investors of fund performance, fees and expenses, (2) obtain an annual audit for each fund and (3) distribute to investors a fairness opinion and summary of certain material business relationships with the opinion provider in connection with an adviser-led secondary transaction. The proposed rules would also prohibit private fund advisers from engaging in certain activities and practices deemed to be contrary to the public interest and investor protection, providing certain types of preferential terms for selected investors and providing any other forms of preferential treatment unless disclosed. These rules and amendments, if adopted as proposed, could significantly increase BlackRock’s reporting, disclosure and compliance obligations and create operational complexity for BlackRock’s alternatives products.

SEC Rule 15c2-11

SEC Rule 15c2-11 governs the submission of quotes into quotation systems by broker-dealers and has historically been applied to the over-the-counter (“OTC”) equity markets. However, the SEC has stated that it intends to apply the rule to fixed income securities. While SEC staff issued additional no-action relief in November 2022 delaying implementation of the rule to segments of the fixed income markets until 2025, full implementation may disrupt primary and secondary market liquidity.

Proposed Rules on Regulation ATS

In January 2022, the SEC proposed amendments to Regulation ATS. The proposed rules would expand the types of systems that could fall within the definition of “exchange” and extend Regulation ATS and Regulation Systems Compliance and Integrity to systems involving US government securities trading. If enacted as proposed, these rules may impact certain functionality and tools offered by Aladdin, which may increase compliance costs for BlackRock.

Proposed US Treasury Clearing Mandate

In September 2022, the SEC proposed rules that would mandate central clearing of certain US Treasury transactions. If enacted as proposed, the rules would require many market participants, including a large number of BlackRock funds and accounts, to clear cash Treasury securities transactions and Treasury repurchase transactions through a clearing agency registered with the SEC, which could result in increased transaction costs for our clients.

INTERNATIONAL REGULATORY REFORM

EU Market Access and Outsourcing

The EU legislature continues to consider proposals amending both the Alternative Investment Fund Managers Directive (“AIFMD”) and Directive on Undertakings for Collective Investment in Transferable Securities fund frameworks. The proposed changes remain broadly consistent with the current regulatory framework but with increased notification requirements to national regulators and the European Securities and Markets Authority (“ESMA”), enhanced liquidity management requirements and new requirements for loan originating funds. There is also a proposal to require notification for instances of significant delegation of portfolio management or risk management functions to entities located outside the EU. ESMA would then be required to present market analysis and supervisory peer review every two years to the European

Parliament (“EP”). These proposals and any further regulatory actions could impact delegated activities, increase compliance costs and impact products and services offered to EU clients.

Revised Capital Requirements for Investment Firms

In June 2021, the Directive and Regulation on prudential requirements for investment firms in scope of the EU Markets in Financial Instruments Directive for investment firms proposed by the EC came into effect, resulting in changes to regulatory capital and liquidity requirements in the EU, changes to the method of calculating such capital and liquidity, and revised disclosure obligations for large investment firms. The UK has also adopted comparable rules under the Investment Firms Prudential Regime (“IFPR”), which have applied to UK-based investment firms from January 2022. Changes to the supervisory approach to assessing the risk of harm posed by BlackRock’s operations or asset management activities more broadly could increase the amount of regulatory capital and liquidity required to be held in the future, and the new rules impose other prudential requirements.

Enhanced Regulatory Scrutiny of Technology Service Providers to Financial Services Firms

The EU’s Digital Operational Resilience Act (“DORA”), which focuses on direct regulation of providers and users of technology and data services, entered into force in January 2023, with the requirements expected to become applicable in January 2025. DORA will, among other things: (1) introduce additional governance, risk management, incident reporting, resilience testing and information sharing requirements to several of BlackRock’s European entities and certain Aladdin clients; and (2) subject Aladdin to broad additional oversight. In parallel with DORA, the UK has signaled its intention to provide His Majesty's Treasury powers to designate certain third parties to the financial sector as “critical” and subject them to oversight by UK regulators. This regime is expected to build on existing UK requirements regarding firms’ operational resilience and use of technology.

EU Central Securities Depository Regulation

Aspects of the settlement discipline regime introduced by the Central Securities Depository Regulation came into effect in February 2022. These include rules for trade allocation and confirmation processing, along with cash penalties for failed transactions. However, the mandatory buy-in regime is delayed to June 2025. Implementation of the regime required new operational mechanisms to facilitate compliance, which may increase required resources and cost.

UK Review of Retained EU Law

Under the Financial Services and Markets Bill (the “FSM Bill”) introduced in July 2022, retained EU law relating to financial services and markets will be revoked and UK financial regulators will be delegated substantial rulemaking powers to amend and restate such retained laws. Several UK regimes are currently subject to regulatory changes as the UK considers changes to retained EU rules following the UK’s exit from the EU, including the Wholesale Markets Review of MiFID II (as defined below) and Markets in Financial Instruments Regulation (“MiFIR”) frameworks, consumer disclosures, and the regime for non-UK-based funds that are recognized for sale into the UK, which is also currently under government review.

UK Overseas Fund Regime

The Overseas Fund Regime (“OFR”), the simplified regime through which non-UK funds can register with the FCA to be marketed to UK retail investors, was enacted in February 2022 and is expected to be implemented over the next two years. The OFR will require consumer protection regimes in EU countries where BlackRock funds are domiciled to be found equivalent to the UK’s regime in order to market such funds in the UK.

UK Conduct Regime

The FCA continues to focus on conduct regulation, including the implementation of the Consumer Duty by all asset management firms, including BlackRock’s UK subsidiaries. The Consumer Duty rules require firms to act to deliver good outcomes for retail customers in their manufacture and distribution of products and services, in respect of price and value, consumer understanding and consumer support. The rules are expected to come into force in July 2023. Any failure to meet the FCA’s regulatory expectations could expose BlackRock to regulatory sanctions and increased reputational risk.

Edinburgh Reforms

In December 2022, the UK announced wide-ranging reforms to financial services regulation which build on the FSM Bill, marking further potential divergence from EU regimes. Potential impacts to the asset management sector include: (1) repeal and replacement of the packaged retail and insurance based investment products ("PRIIPs") Regulation; (2) review of the UK’s green finance strategy, including potential regulation of ESG data providers; (3) review of governance through the Senior Managers and Certification Regime; (4) repeal of EU legislation on the European Long-Term Investment Fund; (5) market infrastructure reforms; (6) reassessment of the boundary between investment advice and financial guidance; and (7) independent review of the UK investment research landscape.

Reform of Investment Markets

BlackRock is subject to numerous regulatory reform initiatives that may affect the Company’s provision of investment services globally. In Europe, the Markets in Financial Instruments Directive (“MiFID”) governing the provision of investment services has been revised and is accompanied by an associated Regulation (together with certain secondary regulation, “MiFID II”). The Regulation’s requirements generally apply consistently across the EU. The MiFID II reforms were substantive, materially changing market transparency requirements, enhancing protections afforded to investors, and increasing operational complexity for the Company. Forthcoming proposals to review the operation of MiFID II and to develop a new EU Retail Investment Strategy may affect the European market structure and impact BlackRock’s ability to operate in European markets. The broad nature of MiFID II means future reforms could also affect product development, client servicing and distribution models. Similar reforms have been implemented in Switzerland and Australia.

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

Certain of BlackRock’s US subsidiaries are also subject to various anti-terrorist financing, privacy, anti-money laundering and economic sanctions laws and regulations established by various agencies. In addition, the Investment Advisers Act of 1940 (the “Advisers Act”) imposes numerous obligations on registered investment advisers such as certain BlackRock subsidiaries, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. State level regulation through attorneys general, insurance commissioners and other state level agencies also applies to certain BlackRock activities.

The Investment Company Act of 1940 (the “Investment Company Act”) imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors, such as certain BlackRock subsidiaries and affiliates. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act, the Investment Company Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

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

BlackRock’s business activity in California that involves the processing of personal information is subject to the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), which provide for enhanced consumer protections for California residents. The CCPA and CPRA impose obligations on BlackRock for the handling, disclosure and deletion of personal information for California residents. In addition, several other US states have proposed or adopted similar privacy laws. Any failure by BlackRock to comply with the CCPA, CPRA or similar state privacy laws may result in fines, heightened regulatory scrutiny, litigation and/or reputational harm.

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

European Regulation

The FCA currently regulates certain BlackRock subsidiaries in the UK. It is also responsible for the conduct of business regulation of the UK branch of one of BlackRock’s US subsidiaries. In addition, the Prudential Regulation Authority (“PRA”) regulates one BlackRock UK insurance subsidiary. Authorization by the FCA and (where relevant) the PRA is required to conduct certain financial services-related business in the UK under the Financial Services and Markets Act 2000 (the “FSMA”). The FCA’s rules adopted under the FSMA govern the majority of a firm’s capital and liquidity resources requirements, senior management arrangements, conduct of business requirements, interaction with clients, and systems and controls, whereas the rules of the PRA focus solely on the prudential requirements that apply to BlackRock’s UK-based insurance subsidiary. The FCA supervises BlackRock’s UK-regulated subsidiaries through a combination of proactive engagement, event-driven and reactive supervision and thematic reviews in order to monitor BlackRock’s compliance with regulatory requirements. Breaches of the FCA’s rules may result in a wide range of disciplinary actions against BlackRock’s UK-regulated subsidiaries and/or its employees.

In addition, BlackRock has regulated entities in France, Germany, Ireland, Jersey, Luxembourg, the Netherlands and Switzerland. Each of these entities is required to comply with regulatory rules in the country in which it has been established, including the branches of the Netherlands entity which operate across the EU.

BlackRock’s EU subsidiaries and branches must comply with the EU regulatory regime set out in MiFID II. BlackRock’s UK-regulated subsidiaries must comply with the UK version of MiFID II, which regulates the provision of investment services and activities in the UK. MiFID II, and the UK equivalent of MiFID II, set out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. The legislation also includes pre- and post-trade transparency requirements for equity and non-equity markets and extensive transaction reporting requirements. Certain BlackRock UK subsidiaries must also comply with the UK regulation which implements the Consolidated Life Directive and Insurance Distribution Directive. In addition, relevant entities must comply with revised obligations on capital resources for certain investment firms arising out of the IFPR. These include requirements to ensure capital adequacy, as well as matters of governance and remuneration. Relevant BlackRock entities must also comply with the requirements of the UCITS Directive and the AIFMD, as implemented in the relevant EU Member States and in the UK, which impose obligations on the authorization and capital, conduct of business, organization, transparency and marketing of retail and alternative investment funds respectively that are sold in, or marketed to, the EU. The obligations introduced through these regulations and directives will affect certain of BlackRock’s European operations. Compliance with the UCITS Directives and the AIFMD may subject BlackRock to additional expenses associated with depositary oversight and other organizational requirements. BlackRock’s EU-regulated subsidiaries are also subject to the European Market Infrastructure Regulation ("EMIR") (or the UK version of EMIR transposed into UK law in accordance with The European Union (Withdrawal) Act 2018 in the case of BlackRock’s UK-regulated subsidiaries), an EU regulation governing derivatives, central counterparties and trade repositories, which requires (1) the central clearing of certain OTC derivatives; (2) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives (including the exchange of collateral with certain counterparties); and (3) the reporting of all derivative contracts to an ESMA registered or recognized derivatives trade repository (or a UK authorized trade repository in the case of the UK version of EMIR).

The EU has seen an increase in Common Supervisory Actions by ESMA to coordinate supervisory action by national EU regulators, most notably in areas such as product governance, liquidity management and fund costs and charges. BlackRock’s EU operations may be affected to the extent this initiative results in formal legislation or action.

EU Member States, the UK and many other non-US jurisdictions have adopted statutes and/or regulations concerning privacy and data protection and requiring notification of personal data security breaches if certain thresholds are met. For example, the EU adopted the General Data Protection Regulation (“GDPR”), which became effective in 2018, and the UK transposed the GDPR into national law (“UK GDPR”), which became effective in 2021. In July 2020, the EU-US Privacy Shield was invalidated as a valid personal data transfer mechanism and in June 2021, the EC published a new set of standard contractual clauses, which only apply to the transfer of personal data outside of the EU to a country not approved by the EU as providing an adequate level of protection for the processing of personal data. The EU's adequacy decision with respect to the UK, which allows the continued flow of personal data from the EU to the UK, will be regularly reviewed and may be revoked if the UK diverges from its current adequate data protection laws. The UK has developed its own international data transfer agreement, which was implemented in March 2022. GDPR and UK GDPR, as well as other statutes and/or regulations concerning privacy and data protection, increase compliance obligations, affect BlackRock’s collection, processing, retention and transfer of personal data and reporting of personal data security breaches, and provide for increased penalties for non-compliance.

BlackRock also maintains two offices in the Middle East, one in Dubai, which is regulated by the Dubai Financial Services Authority, and one in Riyadh, Saudi Arabia, which is regulated by the Saudi Capital Markets Authority. Both offices are authorized to provide certain investment services and support BlackRock’s provision of investment products and services in their countries of domicile. Other countries across the Middle Eastern region are serviced on a cross-border basis.

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

In Australia, BlackRock’s operating entity is principally regulated by the Australian Securities and Investments Commission (“ASIC”), which includes holding an Australian financial services license and operating registered managed investment schemes. ASIC is Australia’s integrated corporate, markets, financial services and consumer credit regulator.

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

BlackRock’s Fund Management Company in China (“BlackRock FMC”) is regulated by the China Securities Regulatory Commission and is subject to the Securities Investment Fund Law and Measures for the Supervision and Administration of Mutual Fund Managers for the overall oversight from incorporation to the corporate governance and operations of fund managers and funds. BlackRock FMC is also subject to the China Securities Law and various other financial laws and regulations. BlackRock CCB Wealth Management Limited, which is BlackRock’s wealth management joint venture company with CCB Wealth Management Co., Ltd. and Fullerton Management Pte Ltd. in China, is regulated by the China Banking and Insurance Regulatory Commission (“CBIRC”). CBIRC have enacted Bank Wealth Management Supervision and Management Measures and Management Measures of Bank Wealth Management Subsidiaries since 2018 to regulate the setup, conduct of business and risk management of bank wealth management companies.

In Singapore, a BlackRock subsidiary is regulated by the Monetary Authority of Singapore (“MAS”) and its business activities are subject to the Securities and Futures Act 2001 (“SFA”). The SFA governs the regulation of activities and institutions in the securities and derivatives industry, including leveraged foreign exchange trading of financial benchmarks and of clearing facilities. The MAS is Singapore’s central bank and integrated financial regulator, which regulates the financial services sector in Singapore and conducts integrated supervision of financial services and financial stability surveillance. This BlackRock subsidiary and the employees conducting any of the regulated activities specified in the SFA are required to be licensed with the MAS, and are subject to the SFA and the rules, codes and guidelines issued by the MAS.

Other financial regulators oversee BlackRock subsidiaries, branches and representative offices across the Asia-Pacific region, including in South Korea. Regulators in all of these jurisdictions have authority with respect to financial services including, among other things, the authority to grant, suspend or cancel required licenses or registrations. In addition, these regulators may subject certain BlackRock subsidiaries to net capital requirements.

AVAILABLE INFORMATION

BlackRock files annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. BlackRock makes available free-of-charge, on or through its website at https://www.blackrock.com, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Company also makes available on its website the charters for the Audit Committee, Management Development and Compensation Committee, Nominating, Governance and Sustainability Committee and Risk Committee of the Board of Directors, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Further, BlackRock will provide, without charge, upon written request, a copy of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings as well as the committee charters, its Code of Business Conduct and Ethics, its Code of Ethics for Chief Executive and Senior Financial Officers and its Corporate Governance Guidelines. Requests for copies should be addressed to Investor Relations, BlackRock, Inc., 50 Hudson Yards, New York, New York 10001. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including BlackRock’s filings, are also available to the public from the SEC’s website at https://www.sec.gov.

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

BlackRock’s investment management revenue is primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees which are normally expressed as a percentage of returns to the client. Numerous factors, including price movements in the equity, debt or currency markets, or in the price of real assets, commodities or other alternative investments in which BlackRock invests on behalf of its clients, as well as the impact of global trade policies and tariffs, could cause:

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

In past years, there were prolonged periods of historically low interest rates, interspersed with periods in which certain central banks globally began increasing rates. Recently, global markets have experienced substantial volatility, with significant downturns in both bond and equity markets. In addition, central banks worldwide have raised interest rates in an effort to moderate rising inflation. BlackRock’s business is directly and indirectly affected by changes in global interest rates. Similarly, due to the global nature of BlackRock’s operations, a portion of its business is conducted in currencies other than the United States ("US") dollar. BlackRock’s exposure to foreign exchange rates relative to the US dollar and interest rates may cause BlackRock’s AUM to fluctuate and introduce volatility to the Company’s base fees, net income and operating cash flows.

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

Many competitors offer similar products to those offered by BlackRock and the failure or negative performance of competitors’ products could lead to a loss of confidence in similar BlackRock products, irrespective of the performance of such BlackRock products. Any loss of confidence in a product type could lead to withdrawals, redemptions and liquidity issues in such products, which may cause the Company’s AUM, revenue and earnings to decline.

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

The sophisticated risk analytics, portfolio management, trade execution and investment operations that BlackRock provides via its technology platform to support investment advisory and Aladdin clients are important elements of BlackRock’s competitive success. Aladdin’s competitive position is based in part on its ability to combine risk analytics with portfolio management, trading and operations tools on a single platform. Increased competition from risk analytics and investment management technology providers, including as a result of growing industry consolidation giving rise to competitors with increasingly sophisticated and comprehensive product offerings, or a shift in client demand toward standalone or internally developed solutions, whether due to price competition, perceived client market share, platform offerings or flexibility, or market-based or regulatory factors, may weaken Aladdin’s competitive position and may cause the Company’s revenue and earnings to decline. In addition, to the extent that Aladdin competitors are able to innovate more effectively than BlackRock or leverage delivery models that provide clients faster time to market, lower costs or the ability to more seamlessly combine or bundle with other service offerings, BlackRock may lose existing clients or fail to capture future market share, which may impede its productivity and growth. Moreover, although BlackRock takes steps to safeguard against infringements of its intellectual property, there can be no assurance that the Company will be able to effectively protect and enforce its intellectual property rights in Aladdin.

BlackRock may be unable to develop new products and services and the development of new products and services may expose BlackRock to reputational harm, additional costs or operational risk.

BlackRock’s financial performance depends, in part, on its ability to react to changes in the asset management industry, respond to evolving client demands and develop, market and manage new investment products and services. The development and introduction of new products and services, including the creation of increasingly customizable products, requires continued innovative effort on the part of BlackRock and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services, constraints on BlackRock’s ability to manage growth within client mandates, compliance with regulatory and disclosure requirements and intellectual property-related lawsuits or claims. A growing number of BlackRock’s new products and services also depend on data provided by third parties as analytical inputs and are subject to additional risks, including with respect to data quality, cost, availability and provider relationships. Data sets for certain developing analytics, such as those in the sustainability space, continue to evolve and difficulties approximating gaps in the data, sourcing data from reliable sources, or validating the data could adversely impact the accuracy and effectiveness of such tools. There can be no assurance that BlackRock will be able to innovate effectively in order to develop new products or services that address the needs of its clients on the timeline they require. Any failure to successfully develop new products and services, or effectively manage associated operational risks, could harm BlackRock’s reputation and expose the Company to additional costs, which may cause its AUM, revenue and earnings to decline.

Changes in the value of seed and co-investments that BlackRock owns as well as certain of BlackRock’s minority investments could affect its income and could increase the volatility of its earnings.

At December 31, 2022, BlackRock’s net economic investment exposure of approximately $3.3 billion in its investments (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investments) primarily resulted from co-investments and seed investments in its sponsored investment funds. Movements in the equity, debt or currency markets, or in the price of real assets, commodities or other alternative investments, could lower the value of these investments as well as certain minority investments, increase the volatility of BlackRock’s earnings and cause earnings to decline.

BlackRock indemnifies certain securities lending clients for specified losses as a result of a borrower default.

BlackRock provides borrower default indemnification to certain of its securities lending clients. In the event of a borrower default, BlackRock would use the collateral pledged by the borrower to repurchase securities out on loan in order to replace them in a client’s account. Borrower default indemnification is limited to the shortfall that occurs in the event the collateral available at the time of the borrower’s default is insufficient to repurchase those securities out on loan. BlackRock requires all borrowers to mark to market their pledged collateral daily to levels in excess of the value of the securities out on loan to mitigate the likelihood of the indemnity being triggered. Where the collateral is in the form of cash, the indemnities BlackRock provides do not guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which that cash collateral is invested. The amount of securities on loan as of December 31, 2022 and subject to this type of indemnification was approximately $253 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $268 billion was held as collateral for indemnified securities on loan at December 31, 2022. Significant borrower defaults occurring simultaneously with rapid declines in the value of collateral pledged and/or increases in the value of the securities loaned may create collateral shortfalls, which could result in material liabilities under these indemnities and may cause the Company’s revenue and earnings to decline.

BlackRock’s decision on whether to provide support to particular products from time to time, or the inability to provide support, may cause AUM, revenue and earnings to decline.

While not legally mandated, BlackRock may, at its option, from time to time choose to seed, warehouse or otherwise support investment products through capital or credit support for commercial or other reasons. Any decision by BlackRock on whether to support products may utilize capital and liquidity that would otherwise be available for other corporate purposes. BlackRock’s ability to seed, warehouse or otherwise support certain products may be restricted by regulation or by the Company’s failure to have or make available sufficient capital or liquidity. Moreover, inherent constraints arising from the business models of certain asset managers, including BlackRock, may during periods of market volatility result in BlackRock having fewer options for accessing liquidity than asset managers with alternate business models, which may adversely impact its ability to support certain products. Any decision by BlackRock to support particular products, or the inability to provide such support, may result in losses, which may cause AUM, revenue and earnings to decline.

Increased geopolitical unrest and other events outside of BlackRock’s control could adversely affect the global economy or specific international, regional and domestic markets, which may cause BlackRock’s AUM, revenue and earnings to decline.

Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. For instance, the war between Russia and Ukraine has and may continue to result in geopolitical instability and adversely affect the global economy, supply chains and specific markets. Strategic competition between the US and China and resulting tensions have also contributed to uncertainty in the geopolitical and regulatory landscapes. Similarly, other events outside of BlackRock’s control, including natural disasters, climate-related events, pandemics or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, as well as the Company’s products, operations, clients, vendors and employees, which may cause BlackRock’s AUM, revenue and earnings to decline. BlackRock’s exposure to geopolitical risks may be heightened to the extent such risks arise in countries in which BlackRock currently operates or is seeking to expand its presence.

Climate-related risks could adversely affect BlackRock’s business, products, operations and clients, which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s business and those of its clients could be impacted by climate-related risks. Climate-related risks may impact BlackRock through changes in the physical climate or from the process of transitioning to a lower-carbon economy. Climate-related physical risks arise from the direct impacts of a changing climate in the short- and long-term. Such risks may include the risks of extreme weather events and changes in temperature, which may damage infrastructure and facilities, including BlackRock’s physical assets, as well as disrupt connectivity or supply chains. Climate-related transition risks arise from exposure to the transition to a lower-carbon economy through policy, regulatory, technology and market changes. For instance, new or divergent climate regulations or guidance, as well as differing perspectives of stakeholders regarding climate impacts, have affected and may continue to affect BlackRock’s business activities and reputation, increase scrutiny and complicate compliance requirements, which could increase the Company’s costs.

Climate-related physical and transition risks could also impact BlackRock’s business both directly and indirectly through adverse impacts to its clients’ investments, including as a result of declines in asset values, changes in client preferences, increased regulatory and compliance costs and significant business disruptions. Any of these risks may cause the Company’s AUM, revenue and earnings to decline.

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

A portion of BlackRock’s revenue is derived from performance fees on investment advisory assignments. Performance fees represented $514 million, or 3%, of total revenue for the year ended December 31, 2022. Generally, the Company is entitled to a performance fee only if the agreement under which it is managing the assets provides for one and if returns on the related portfolio exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, a performance fee for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. The volatility of the Company’s future revenue and earnings may also be affected due to illiquid alternatives becoming an increasing component of the overall composition of the Company’s performance fee generating assets. In particular, the Company expects that as it manages more illiquid products, its performance fees will generally be recognized over substantially longer multi-year periods than those associated with more liquid products.

Failure to identify errors in the quantitative models BlackRock utilizes to manage its business could adversely affect product performance and client relationships.

BlackRock employs various quantitative models to support its investment processes, including those related to risk assessment, portfolio management, trading and hedging activities and product valuations. Any errors or limitations in the underlying models, model inputs or assumptions, including those from third-party sources, as well as any failure of BlackRock’s governance, approval, testing and validation standards in respect of such models, model inputs or assumptions or the failure to timely update such models, model inputs or assumptions, could have adverse effects on BlackRock’s business and reputation. These risks may be heightened by the rapid growth and complexity of new models, evolving data sets and standards and market volatility.

RISKS RELATED TO THE COVID-19 PANDEMIC

The COVID-19 pandemic has and may continue to adversely affect BlackRock’s business, operations and financial condition which may cause its AUM, revenue and earnings to decline.

The COVID-19 pandemic has caused and may continue to cause significant harm to the US and global economies. It has also had and may continue to have an ongoing adverse impact on BlackRock’s business, including its operations and financial condition, as a result of, among other things, the negative impact of the pandemic on financial markets, BlackRock’s clients, key vendors (such as pricing providers), market participants and other third parties with whom it does business, and workforce disruption due to continued periods away from physical office locations in certain regions and illness and health concerns, any of which may cause the Company's AUM, revenue and earnings to decline.

The extent to which COVID-19, and the related impact on the global economy, may continue to affect BlackRock’s business, results of operations and financial condition, will depend on future developments that are uncertain and cannot be predicted, including the emergence and spread of new variants of the COVID-19 virus and/or other concurrent or overlapping pandemics and health crises, the availability, adoption and efficacy of future treatments and vaccines, future actions taken by governmental authorities, central banks and other third parties (including new financial regulation and other regulatory reform) in response to the pandemic, and the impact of the COVID-19 pandemic on BlackRock’s products, clients, vendors and employees, any of which may exacerbate the other risks described herein.

TECHNOLOGY AND OPERATIONAL RISKS

A failure in, or disruption to, BlackRock’s operations, systems or infrastructure, including business continuity plans, could adversely affect operations, damage the Company’s reputation and cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s infrastructure, including its technological capacity, data centers and office space, is vital to the competitiveness of its business. Moreover, a significant portion of BlackRock’s critical business operations is concentrated in a limited number of geographic areas, including San Francisco, New York, London, Budapest, Atlanta and Gurgaon. The failure to maintain an infrastructure commensurate with the size and scope of BlackRock’s business, or the occurrence of a business outage or event outside BlackRock’s control, including a major earthquake, hurricane, fire, terrorist act, pandemic, health crisis or other catastrophic event, or the actions of individuals or groups seeking to disrupt BlackRock’s operations in any location at which BlackRock maintains a major presence, could materially impact operations, result in business disruption or impede the Company's growth. In addition, these risks may be heightened during BlackRock’s move to its new headquarters in New York, which is expected to be completed in 2023.

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

BlackRock is dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities it maintains to protect its computer and telecommunications systems and the data that resides on or is transmitted through them, including data provided by third parties that is significant to portions of BlackRock's business and products. An externally caused information security incident, such as a cyber-attack including a phishing scam, business email compromise, malware, or denial-of-service or ransomware attack, or an internally caused incident or disruption, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information. Moreover, developments in BlackRock’s use of process automation, as well as the use of remote access by employees and mobile and cloud technologies, could heighten these and other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond BlackRock’s control. BlackRock’s growing exposure to the public Internet, as well as reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks, could disrupt BlackRock’s operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information or third-party data. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

The financial services industry has been the subject of cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including nation state actors and terrorist organizations. BlackRock has been and continues to be the target of attempted cyber-attacks, as well as the co-opting of its brand, and continues to monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt BlackRock’s operations and cause financial losses. Although BlackRock has implemented policies and controls, and takes protective measures involving significant expense, to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures proves effective. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Moreover, due to the complexity and interconnectedness of BlackRock’s systems, the process of upgrading or patching the Company’s protective measures could itself create a risk of security issues or system disruptions for the Company, as well as for clients who rely upon, or have exposure to, BlackRock’s systems.

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

BlackRock must maintain effective infrastructure, including a robust and secure technological framework, in order to maximize the benefit of the Aladdin platform. In so doing, it relies in part on certain third-party service providers, including for cloud hosting and technologies supporting cloud-based operations. For example, Aladdin’s data architecture depends on third-party providers of technology solutions, including the ability of such parties to scale and perform in response to Aladdin’s growth. In addition, the analytical capabilities of Aladdin depend on the ability of a number of third parties to provide data and other information as inputs into Aladdin’s analytical calculations. Although BlackRock has implemented internal controls and procedures and maintains a robust vendor management program designed to perform diligence and monitor third parties that support the Aladdin platform, there can be no assurance that these measures will prove effective. Any failure by third parties to maintain infrastructure that is commensurate with Aladdin’s size and growth, or provide the data or information required to support its varying capabilities, could compromise Aladdin’s resilience, result in operational difficulties, cause reputational harm and adversely impact BlackRock’s ability to provide services to its investment advisory and Aladdin clients.

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

In addition, the highly regulated business activities of many Aladdin clients may expose BlackRock to heightened regulatory scrutiny. For example, the changing political and regulatory environment in certain jurisdictions in which Aladdin clients are based has required BlackRock to open new data centers in those jurisdictions in order to host client data in the client’s home location. Operating new data centers in foreign jurisdictions may expose BlackRock to increased operational complexity, as well as additional regulatory risks associated with the compliance requirements of such jurisdictions. In addition, there has been increased regulatory scrutiny globally on technology and information providers, which may impact Aladdin.

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

BlackRock lends securities to banks and broker-dealers on behalf of certain of its clients. In these securities lending transactions, the borrower is required to provide and maintain collateral at or above regulatory minimums. Securities on loan are marked to market daily to determine if the borrower is required to pledge additional collateral. BlackRock must manage this process and is charged with mitigating the associated operational risks. The failure of BlackRock’s controls to mitigate such operational risks could result in financial losses for the Company’s clients that participate in its securities lending programs (separate from any losses related to the risks of collateral investments), and BlackRock may be held liable for any failure to manage such risks.

Inorganic transactions may harm the Company’s competitive or financial position if they are not successful.

BlackRock employs a variety of organic and inorganic strategies intended to enhance earnings, increase product offerings, deliver whole-portfolio solutions, access new clients, leverage advances in technology and expand into new geographies. Inorganic strategies have included hiring smaller-sized investment teams, making minority investments in early- to mid-stage technological and other ventures, entering into strategic joint ventures and acquiring investment management and technology businesses, analytics, models and other intellectual property. Inorganic transactions involve a number of financial, accounting, tax, regulatory, geographical and operational challenges and uncertainties, including in some cases, the assumption of pre-existing liabilities, which must be managed in order for BlackRock to realize the benefit of such transactions, and such transactions may be the subject of unanticipated liabilities arising from commercial disputes, information security vulnerabilities or breaches and intellectual property or other legal claims. The success of BlackRock’s inorganic strategy also depends in large part on its ability to integrate the workforce, operations, strategies, technologies and other components of a target business following the completion of an acquisition. BlackRock may be required to commit significant management time, as well as create new, or grow existing, operational and support functions, to facilitate the integration of acquired businesses, manage combined future growth and maintain a cohesive corporate culture. There can be no assurance that BlackRock will be able to successfully integrate acquired businesses, retain associated talent, scale support functions or realize other intended benefits of its inorganic strategy. Moreover, the challenges associated with BlackRock’s inorganic strategy may be heightened when inorganic transactions are in new geographic locations, involve new markets, products, business lines or early stage investments or are delivered via technology and systems that differ from those employed by BlackRock. In addition, in the case of minority investments and joint ventures, BlackRock may be subject to risks due to reputational harm, liability or loss resulting from, or relating to operating systems, risk management controls, and employees that are outside of BlackRock’s control, as well as risks related to the jurisdictions or markets in which such investees or joint ventures operate. For example, BlackRock has a minority investment in Circle Internet Financial (“Circle”), which is associated with crypto asset markets that recently experienced substantial volatility and high-profile enterprise failures and bankruptcies. The crypto asset markets are subject to significant regulatory uncertainty, which could also negatively impact BlackRock’s investment in Circle. Any failure to identify and mitigate the risks associated with acquisitions, joint ventures or minority investments through due diligence, governance or oversight rights, indemnification provisions and/or operational expertise, or to manage the integration of acquisitions effectively, could result in losses or impairments related to such transactions and have an adverse effect on BlackRock’s reputation or cause its AUM, revenue and earnings to decline, which may harm the Company’s competitive position in the investment management industry.

BlackRock's alternatives products include investments in early-stage companies, private equity portfolio companies and real assets, such as real estate, infrastructure and energy assets, which may expose BlackRock and its funds and accounts to new or increased risks and liabilities, as well as reputational harm.

BlackRock’s alternatives products include investments in early-stage companies, private equity portfolio companies and real assets, including real estate, infrastructure and energy assets, that may expose BlackRock and its funds and accounts to increased risks and liabilities that are inherent in the ownership and management of such investments and portfolio companies. These may include:

•
risks related to the potential illiquidity, valuation and disposition of such investments;
•
risks related to emerging and less established companies that have, among other things, short operating histories, new technologies and products, nascent control functions, quickly evolving markets and limited financial resources;
•
construction risks, including as a result of force majeure, labor disputes or work stoppages, shortages of material or interruptions to the availability of necessary equipment;
•
accidents, pandemics, health crises or catastrophic events, such as explosions, fires or terrorist activity beyond BlackRock’s control;
•
climate-related risks, including greater frequency or intensity of adverse weather and natural disasters;
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
•
the financial resources of tenants; and
•
contingent liabilities on disposition of investments.

The above risks may expose BlackRock’s funds and accounts to additional expenses and liabilities, including costs associated with delays or remediation, and increased legal or regulatory costs, all of which could impact the returns earned by BlackRock’s clients. These risks could also result in direct liability for BlackRock by exposing BlackRock to losses, regulatory sanctions or litigation, including claims for compensatory or punitive damages. Similarly, market conditions may change during the course of developments or projects in which BlackRock invests that make such development or project less attractive than at the time it was commenced and potentially harm the investment returns of BlackRock’s clients. The occurrence of any such events may expose BlackRock to reputational harm, divert management’s attention away from BlackRock’s other business activities or cause its AUM, revenue and earnings to decline.

Operating in international markets increases BlackRock’s operational, political, regulatory and other risks.

As a result of BlackRock’s extensive international operations, the Company faces associated operational, regulatory, reputational, political and foreign exchange rate risks, many of which are outside of the Company’s control. Operating outside the US may also expose BlackRock to increased compliance risks, as well as higher costs to comply with US and non-US anti-corruption, anti-money laundering and sanctions laws and regulations. Similarly, certain jurisdictions in which BlackRock operates may not have comparable levels of protection for corporate assets, such as intellectual property, and client information and records, as the US. As a result, there may also be heightened information security or privacy risks in those jurisdictions. Any theft of data, technology or intellectual property may negatively impact BlackRock’s business operations and reputation. The failure of the Company’s systems of internal control to mitigate such risks, or of its operating infrastructure to support its global activities, could result in operational failures and regulatory fines and/or sanctions, which may cause the Company’s AUM, revenue and earnings to decline.

RISKS RELATED TO HUMAN CAPITAL

The potential for human error in connection with BlackRock’s operational systems could disrupt operations, cause losses, lead to regulatory fines or damage the Company’s reputation and may cause BlackRock’s AUM, revenue and earnings to decline.

Many of BlackRock’s operations are highly complex and are dependent on the Company’s ability to process and monitor a large number of transactions, many of which occur across numerous markets and currencies at high volumes and frequencies. Although BlackRock expends considerable resources on systemic controls, supervision, technology and training in an effort to ensure that such transactions do not violate client guidelines and applicable rules and regulations or adversely affect clients, counterparties or the Company, BlackRock’s operations are dependent on its employees. From time-to-time, employees make mistakes that are not always immediately detected by systems, controls, policies and procedures intended to prevent and detect such errors. These can include calculation errors, errors in software implementation or development, failure to ensure data security, follow processes, patch systems or report issues, or errors in judgment. Such risks may be exacerbated in times of increased market volatility, high trading volumes or workforce turnover. Human errors, even if promptly discovered and remediated, may disrupt operations or result in regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline.

Fraud, the circumvention of controls or the violation of risk management and workplace policies could have an adverse effect on BlackRock’s reputation, which may cause the Company’s AUM, revenue and earnings to decline.

BlackRock seeks to foster a positive workplace culture, has adopted a comprehensive risk management process and continues to enhance various controls, procedures, policies and systems to monitor and manage risks. Notwithstanding these measures, BlackRock cannot ensure that its workplace culture or such controls, procedures, policies and systems will successfully identify and manage internal and external risks and BlackRock employees have in the past engaged in improper conduct. In addition, BlackRock is subject to the risk that its employees, contractors or other third parties may in the future deliberately or recklessly seek to circumvent established controls to commit fraud, pay or solicit bribes or otherwise act in ways that are inconsistent with the Company’s controls, policies, procedures, workplace culture or principles. This risk may be heightened as BlackRock expands into new markets and increases the breadth of its business offerings and remote and alternative work models, all of which introduce additional complexity to its risk management program. Persistent attempts to circumvent policies and controls or repeated incidents involving fraud, conflicts of interests or transgressions of policies and controls could have an adverse effect on BlackRock’s reputation, cause adverse publicity, and result in litigation, regulatory inquiries, fines and/or sanctions, which may cause the Company’s AUM, revenue and earnings to decline.

The failure to recruit, train and retain employees and develop and implement effective executive succession could lead to the loss of clients and may cause AUM, revenue and earnings to decline.

BlackRock’s success is largely dependent on the talents and efforts of its highly skilled workforce and the Company’s ability to plan for the future long-term growth of the business by identifying and developing those employees who can ultimately transition into key roles within BlackRock. The global market for qualified fund managers, investment analysts, technology and risk specialists and other professionals is highly competitive, and factors that affect BlackRock’s ability to attract, train and retain highly qualified and diverse employees include the Company’s reputation and workplace culture, the immigration and public health policies in the jurisdictions in which BlackRock has offices, its approach to remote and alternative work models, the compensation and benefits it provides, and its commitment to effectively managing executive succession, including the development and training of qualified individuals.

In addition, a percentage of the deferred compensation that BlackRock pays to certain of its employees is tied to the Company’s share price. As such, decreases in BlackRock’s share price could impair the retention value of such deferred compensation. There can be no assurance that the Company will continue to be successful in its efforts to recruit and retain employees and effectively manage executive succession. If BlackRock is unable to offer competitive compensation or otherwise attract and retain talented individuals, or if it fails to effectively manage executive succession, the Company’s ability to compete effectively and retain its existing clients may be materially impacted.

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

BlackRock depends on a number of key third-party providers for various fund administration, accounting, custody, market and ESG data, market indices, insurance, technology, cloud hosting and transfer agent roles and other distribution and operational needs. Further, BlackRock relies upon a relatively concentrated group of third-party index providers to deliver services that are integral to its clients’ investment decisions. The index provider industry is characterized by large vendors and the use of long-term contracts remains the market standard. This industry structure may limit BlackRock’s ability to renegotiate its index provider contracts on favorable terms or at all. While BlackRock performs focused diligence on its vendors in an effort to ensure they operate in accordance with expectations, to the extent any significant deficiencies are uncovered, there may be few, or no, alternative vendors available. In addition, BlackRock’s operations and processes rely on commercially available data provided by third parties as well as providers of services, including technology services, and operating errors, process failures or failures to comply with data usage requirements with respect to these service providers may adversely impact BlackRock. Data providers commonly disclaim the accuracy and completeness of data and BlackRock does not have the ability to validate or verify the accuracy and completeness of commercially sourced datasets. Moreover, in situations where BlackRock has limited access to alternative vendors, or where the nature of BlackRock’s arrangement with a vendor requires a long term-commitment, BlackRock may be dependent on such vendor for continuous operational reliability and may be unable to avoid incurring costs if such vendor introduces required upgrades to its services.

BlackRock may from time to time transfer key contracts from one third-party provider to another. Key contract transfers may be costly and complex and expose BlackRock to heightened operational risks. Any failure to mitigate such risks could result in reputational harm, as well as financial losses to BlackRock and its clients. The failure or inability of BlackRock to diversify its sources for key services or the failure of any key third-party provider to fulfill its obligations could result in activities inconsistent with clients’ investment management or other agreements, have an adverse financial impact on BlackRock products or lead to operational, legal and regulatory issues for the Company, which could result in reputational harm or legal liability, fines and/or sanctions and may cause BlackRock’s AUM, revenue and earnings to decline.

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

In April 2020, BlackRock announced a strategic partnership to host Aladdin infrastructure on the Microsoft Azure cloud and commenced a multi-year plan to migrate the Aladdin environments for BlackRock and its external Aladdin clients to the cloud. In addition, BlackRock has also migrated certain systems that support its corporate functions to cloud-based platforms. The benefits of cloud-based platforms are significant and BlackRock has adopted a robust risk-based approach to its migration strategies; however these partnerships also introduce new risks, including: (1) risks associated with relying on third-parties for aspects of infrastructure reliability and stability; (2) software and information security risks arising from the use of cloud technology; (3) operational and execution risks, including those related to migration; and (4) risks related to increased regulatory oversight and new compliance obligations, which risks may be further exacerbated as BlackRock and the Aladdin platform continue to grow. Any failure by BlackRock to manage these risks, and/or risks associated with future potential technology partnerships, may result in escalating costs, financial loss, client dissatisfaction or attrition, regulatory fines and/or sanctions, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline.

Disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded fund (“ETF”) platform may adversely affect the prices at which ETFs trade, particularly during periods of market volatility.

BlackRock is the largest provider of ETFs globally. Shares of ETFs trade on stock exchanges at prices at, above or below the ETF’s most recent net asset value (“NAV”). The NAV of an ETF is calculated at the end of each business day and fluctuates with changes in the market value of the ETF’s holdings. The trading price of the ETF’s shares fluctuates continuously throughout trading hours. The creation/redemption feature and arbitrage mechanism of an ETF are designed to make it more likely that the ETF’s shares normally will trade at prices close to the NAV. Notwithstanding these features, exchange prices have in the past deviated measurably from the NAV of certain ETFs and may under certain circumstances do so in the future. ETF market prices are subject to numerous potential risks, including trading halts invoked by a stock exchange, and the inability or unwillingness of market makers, authorized participants, settlement systems or other market participants to perform functions necessary for an ETF’s arbitrage mechanism to function effectively. These risks may be heightened as a result of significant market volatility, the growth of the ETF industry combined with increased market activity, as well as the complexity associated with certain products. Moreover, if market events lead to incidences where ETFs trade at prices that deviate meaningfully from an ETF’s NAV, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETF products and redeem their holdings, which may cause BlackRock’s AUM, revenue and earnings to decline.

LEGAL, REGULATORY AND REPUTATIONAL RISKS

BlackRock is subject to extensive regulation around the world, which increases its cost of doing business.

BlackRock’s business is subject to extensive regulation around the world. These regulations subject BlackRock’s business activities to an array of increasingly detailed operational requirements, compliance with which is costly and complex.

In addition, many of BlackRock’s legal entities are subject to laws and regulations aimed at preventing corruption, money laundering, inappropriate employment practices, illegal payments and engaging in business activities with certain individuals, countries or groups, including but not limited to the US Foreign Corrupt Practices Act, the USA PATRIOT Act, the Bank Secrecy Act, the EU Anti-Money Laundering Directives, the Money Laundering, Terrorist Financing and Transfer of Funds Regulations 2017, the UK Bribery Act, sanctions imposed by the US Treasury’s Office of Foreign Assets Control, the United Nations and the EU and its member states, as well as those imposed by other countries in which BlackRock operates, such as His Majesty’s Treasury’s (“HMT”) Office of Financial Sanctions Implementation.

BlackRock is also subject to certain risk retention rules and regulation, as well as regulatory capital requirements, which require the Company to maintain capital to support certain of its businesses. Furthermore, many jurisdictions in which BlackRock operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the GDPR and UK GDPR, which expand data protection rules for individuals within the European Economic Area (“EEA”) and UK, respectively, and for personal data exported outside the EEA and UK.

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

Policymaking workstreams focused on the financial services sector led by global standard setters, such as the Financial Stability Board (“FSB”), International Organization of Securities Commissions (“IOSCO”) and Bank for International Settlements, may lead to or inform new regulations in multiple jurisdictions in which BlackRock operates. Most recently, such workstreams have focused on areas such as products and activities of non-bank financial institutions, money market funds (“MMFs”), open-ended funds (“OEFs”), central counterparty margin practices and enhanced ESG disclosures. BlackRock is, and may become, subject to increasing regulation in these areas, see Item 1, Business – Regulation, including:

•
Macroprudential Policies for Asset Managers: Concerns about liquidity and leverage risks in the asset management industry and wider market-based finance sector have been heightened since the COVID-19 pandemic and reinforced by the recent Liquidity Driven Investment events in the UK. Such events have prompted a broad review of existing regulations globally, including an assessment of the adequacy of certain structural market components in mitigating risks by the FSB, IOSCO, the US Securities and Exchange Commission (the “SEC”) and the Financial Stability Oversight Council (“FSOC”). In November 2022, the SEC proposed, among other things, amendments to the rules governing OEF liquidity risk management and swing pricing. The EU has also proposed reforms to increase the availability of liquidity management tools to OEFs, enhance reporting on the use of liquidity management tools by OEFs to national regulators and allow such regulators to require OEF managers to activate liquidity management tools in extreme market conditions. If any of these regulatory or policy actions result in broad application of macroprudential tools to OEFs or require BlackRock to make changes to structural features of certain OEFs, it could limit BlackRock’s ability to offer products to certain clients and/or result in clients altering their investment strategies or allocations in a manner that is adverse to BlackRock.
•
Global MMF Reforms: Following the market events of March 2020, US, EU and UK authorities initiated a review of existing regulatory frameworks with the aim of improving the resilience of MMFs in market downturns. The ongoing review of the EU Money Market Fund Regulation could result in significant changes to the rules around liquidity and how some MMFs price shares. The UK may materially depart from the EU approach as the UK develops its own legal and regulatory framework for MMFs domiciled or marketed in the UK. In the US, the SEC proposed changes to Rule 2a-7, the primary rule under the Investment Company Act of 1940 governing MMFs, including changes to required liquidity levels and certain operational aspects of such funds, and changes in pricing under certain circumstances. Such regulatory reforms, if adopted, could significantly and adversely impact certain of BlackRock’s MMF products.
•
ESG and Sustainability: ESG and sustainability have been the subject of increased regulatory focus across jurisdictions. Globally, the International Sustainability Standards Board and the development of its disclosure standards may inform national regulators’ approaches on these topics. In the US, the SEC has proposed a series of rules that would require, among other things: (1) corporate issuers to make substantial climate-related disclosures in their periodic reports, including with respect to governance, risk management, business strategy, financial statement metrics and greenhouse gas (“GHG”) emissions and (2) enhanced ESG disclosures by investment companies and investment advisers in fund and adviser filings, including disclosures regarding ESG strategies and how ESG factors are considered, and GHG emissions disclosure by certain environmentally focused funds. The SEC also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers. It has also increased its scrutiny of disclosure and compliance issues relating to investment advisers’ and funds’ ESG strategies, policies and procedures. In addition, the US Department of Labor recently issued final rules clarifying that Employee Retirement Income Security Act of 1974, as amended (“ERISA”) plan fiduciaries can, but are not required to, consider the economic effects of ESG factors for purposes of investing ERISA plan assets and exercising voting rights with respect to plan investments. Some US states and/or state officials have adopted or proposed legislation or otherwise have taken official positions restricting or prohibiting state government entities from doing certain business with entities identified by the state as “boycotting” or “discriminating” against particular industries or considering ESG factors in their investment processes and proxy voting. Other states and localities may adopt similar legislation or other ESG-related laws and positions.

The EU has enacted numerous regulations on ESG and sustainability, including to require sustainability-related disclosure by financial market participants; require the integration of sustainability considerations into the investment and risk management processes of asset managers and other institutional investors; and make the advice and financial product distribution process more receptive to end-investor sustainability preferences. Further rules are expected to come into force in 2023 and beyond. In addition, requirements for asset managers to report against an EU-wide taxonomy of environmentally sustainable activities took effect in 2022, with a further phase expected in 2023, and new proposed regulation to enhance sustainability reporting for EU-based corporate issuers is expected to take effect in 2024. BlackRock’s EU asset management companies and investment firms will be required to publish granular disclosures relating to the ESG characteristics of their funds and portfolios starting in 2023. The EU also proposed a draft directive in 2022 that would apply new supply chain due diligence obligations pertaining to sustainability to a wide group of global companies. Furthermore, the EU released a consultation on ESG and sustainability factors in credit ratings. The EU and the UK Financial Conduct Authority (“FCA”) are developing guidelines for the use of ESG or sustainability related terms in fund names, focused on specifying a minimum threshold of assets meeting ESG or sustainable criteria for such funds.

Within the UK, the government has mandated climate-related risk reporting based on the Task Force on Climate-Related Financial Disclosures (“TCFD”) framework at UK firm and product level with first disclosures due in 2023. In addition, the FCA has proposed UK-specific sustainability regulations, including a sustainable product classification system for funds, which are expected to come into force on a staggered basis from 2023 through 2025.

In Asia, policymakers in Singapore, Hong Kong and Japan issued or proposed sustainability-related regulations. For instance, requirements for asset managers to integrate climate risk considerations in investment and risk management processes, together with relevant disclosure obligations, became effective in Hong Kong and Singapore in 2022. ESG fund naming and related disclosure rules became effective in Hong Kong in 2022 and in Singapore in January 2023. Further, Singapore and Japan announced enhanced sustainability reporting requirements for corporate issuers. In 2022, Japan finalized its voluntary code of conduct for ESG data and ratings providers. Meanwhile, Australia’s securities regulator issued information on “greenwashing”, and the Australian government is seeking input on the design and implementation of a climate-related financial disclosure regime.

As jurisdictions continue to develop legal frameworks on ESG and sustainability regulations, BlackRock faces increased fragmentation risk related to local implementation, resulting in complex and potentially conflicting compliance obligations and legal and regulatory uncertainty.

•
LIBOR Transition: The global transition away from LIBOR continues to progress. Tenors of non-USD LIBOR ceased to be published at the end of 2021 while publication of most USD LIBOR settings is expected to continue through June 2023. In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law, establishing a framework for the replacement of LIBOR as a benchmark in US law contracts that reference certain tenors of USD LIBOR and do not provide for a clearly defined and practicable benchmark replacement rate following the cessation of publication. In July 2022, the Federal Reserve Board solicited public comment on proposed LIBOR transition regulations implementing the LIBOR Act. Other global regulatory authorities such as the FCA have issued consultations regarding the wind-down of LIBOR. If such proposals are not finalized, parties to unremediated contracts, and the markets more generally, face the potential for uncertainty, disputes, litigation and market disruption.

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

Regulatory reforms in the US expose BlackRock to increasing regulatory scrutiny, as well as regulatory uncertainty.

In recent years, a number of regulatory reforms have been proposed or fully or partially implemented in the US, and the level of regulatory scrutiny to which BlackRock is subject has increased. These risks have been heightened as the pace of regulatory rulemaking has intensified. BlackRock, as well as its clients, vendors and distributors, have expended resources and altered certain of their business or operating activities to prepare for, address and meet the requirements that such regulatory reforms impose. While BlackRock is, and may become, subject to numerous reform initiatives in the US, see Item 1, Business – Regulation, key regulatory reforms that may impact the Company include:

•
Antitrust Rules and Guidance: In 2020, the FTC proposed certain changes to rules enacted under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) that require parties to certain transactions to provide the FTC and the Antitrust Division of the Department of Justice (the “DOJ”) prior notice and observe a waiting period before consummation of such transactions. The proposals would: (1) require that investors aggregate holdings in an issuer across all associated funds when assessing HSR filing and exemption thresholds and (2) create a new exemption for acquisitions resulting in aggregate holdings of up to 10% of an issuer, which would be unavailable to investors holding interests of more than 1% in competing firms. If enacted as drafted, the proposed aggregation requirement could, absent applicable exemptions, substantially increase BlackRock’s pre-merger notification obligations, which may be costly, impair funds’ ability to trade freely creating significant tracking error and cash drag for index funds and opportunity costs for actively managed funds, require implementation of monitoring tools and introduce additional compliance burdens for both BlackRock and the companies in which it invests. In instances where filing a pre-merger notification is not practicable, the proposed changes may serve to limit the size of BlackRock’s aggregate position in certain issuers if BlackRock is unable to satisfy the revised regulatory requirements. In 2021, the FTC voted to withdraw its approval of the Vertical Merger Guidelines, previously issued jointly with the DOJ. In 2022 the FTC and DOJ jointly released a request for public comment on modernizing the agencies’ approach to the merger guidelines, including whether to dispense with the guidelines’ traditional distinction between the treatment of horizontal and vertical mergers. Such changes could have an effect on the ability of the Company to expand its services through strategic investments or acquisitions.
•
SEC Rulemakings for US Registered Funds and Investment Advisers: The SEC has engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry and registered investment companies. For example, in October 2022, the SEC adopted rules requiring certain funds to provide tailored fund shareholder reports and proposed amendments expanding the scope of the application of the rule governing fund names, including to, among other things, fund names that include ESG or similar terms.
•
Designation as a Systemically Important Financial Institution (“SIFI”): The FSOC has the authority to designate nonbank financial institutions as SIFIs in the US under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. In July 2014, the FSOC pivoted from an entity-specific approach and indicated that it would focus on a products and activities-based approach to designation in connection with addressing potential risks in the financial system related to asset management, which was re-affirmed in December 2019 guidance. However, recent public reports and statements by FSOC members have suggested a willingness to support a repeal or amendment to certain parts of the 2019 guidance to provide the FSOC more flexibility to designate nonbank financial institutions as SIFIs. If BlackRock is designated as a SIFI, it could become subject to enhanced regulatory requirements and direct supervision by the Federal Reserve.
•
SEC Rules Governing Security-Based Swaps: In December 2021, the SEC proposed rules in connection with security-based swaps (“SBS”) transactions to require public reporting of large SBS positions. These rules, if adopted as proposed, may affect the types of transactions BlackRock may choose to execute in SBS or other SBS-related assets, introduce or increase costs relating to such transactions, and impact the liquidity in the SBS markets in which BlackRock transacts.
•
SEC Proposed Rules on Private Fund Advisers: During 2022, the SEC proposed new rules and amendments to enhance regulation of private fund advisors. These include a series of proposed amendments to Form PF for registered investment advisers that: (1) add new required disclosures, (2) require advisers to file reports within one business day for certain significant events, (3) lower the threshold for large private equity adviser reporting, (4) increase reporting obligations on large liquidity fund advisers, and (5) enhance reporting on basic information about advisers and the funds they advise. The SEC proposed additional rules that would, among other things, require registered private fund advisers to: (1) provide quarterly reports to investors of fund performance, fees and expenses, (2) obtain an annual audit for each fund and (3) distribute to investors a fairness opinion and summary of certain material business relationships with the opinion provider in connection with an adviser-led secondary transaction. The proposed rules would also prohibit private fund advisers from engaging in certain activities and practices deemed to be contrary to the public interest and investor protection, providing certain types of preferential terms for selected investors and providing any other forms of preferential treatment unless disclosed. These rules and amendments, if adopted as proposed, could significantly increase BlackRock’s reporting, disclosure and compliance obligations and create operational complexity for BlackRock’s alternatives products.
•
SEC Rule 15c2-11: Rule 15c2-11 governs the submission of quotes into quotation systems by broker-dealers and has historically been applied to the OTC equity markets. However, the SEC has stated that it intends to apply the rule to fixed income securities. While SEC staff issued additional no-action relief in November 2022 delaying implementation of the rule to segments of the fixed income markets until 2025, full implementation may disrupt primary and secondary market liquidity.
•
Proposed Rules on Regulation ATS: In January 2022, the SEC proposed amendments to Regulation ATS. The proposed rules would expand the types of systems that could fall within the definition of “exchange” and extend Regulation ATS and Regulation Systems Compliance and Integrity to systems involving US government securities trading. If enacted as proposed, these rules may impact certain functionality and tools offered by Aladdin, which may increase compliance costs for BlackRock.
•
Proposed US Treasury Clearing Mandate: In September 2022, the SEC proposed rules that would mandate central clearing of certain US Treasury transactions. If enacted as proposed, the rules would require many market participants, including a large number of BlackRock funds and accounts, to clear cash Treasury securities transactions and Treasury repurchase transactions through a clearing agency registered with the SEC, which could result in increased transaction costs for our clients.

Regulatory reforms in the US could require BlackRock to alter its future business or operating activities, which could be time-consuming and costly, increase regulatory compliance costs, result in litigation, impede the Company’s growth and cause its AUM, revenue and earnings to decline. Regulatory reform may also impact BlackRock’s clients, which could cause them to change their investment strategies or allocations in manners that may be adverse to BlackRock.

International regulatory reforms expose BlackRock and its clients to increasing regulatory scrutiny, as well as regulatory uncertainty.

BlackRock’s business and operating activities are subject to increasing regulatory oversight outside of the US and the Company may be affected by several proposed or implemented reform initiatives in the EMEA and the Asia-Pacific regions, as well as volatility associated with international regulatory uncertainty. While BlackRock is, and may become, subject to numerous reform initiatives internationally, see Item 1, Business – Regulation, key reforms in these regions include:

European Union

•
EU Market Access and Outsourcing: The EU legislature continues to consider proposals amending both the Alternative Investment Fund Managers Directive (“AIFMD”) and Directive on Undertakings for Collective Investment in Transferable Securities fund frameworks. The proposed changes remain broadly consistent with the current regulatory framework but with increased notification requirements to national regulators and the European Securities and Markets Authority (“ESMA”), enhanced liquidity management requirements and new requirements for loan originating funds. There is also a proposal to require notification for instances of significant delegation of portfolio management or risk management functions to entities located outside the EU. ESMA would then be required to present market analysis and supervisory peer review every two years to the European Parliament (“EP”). These proposals and any further regulatory actions could impact delegated activities, increase compliance costs and impact products and services offered to EU clients.
•
Enhanced Regulatory Scrutiny of Technology Service Providers to Financial Services Firms: The EU’s Digital Operational Resilience Act (“DORA”), which focuses on direct regulation of providers and users of technology and data services, entered into force in January 2023, with the requirements expected to become applicable in January 2025. DORA will, among other things: (1) introduce additional governance, risk management, incident reporting, resilience testing and information sharing requirements to several of BlackRock’s European entities and certain Aladdin clients; and (2) subject Aladdin to broad additional oversight. In parallel with DORA, the UK has signaled its intention to provide HMT powers to designate certain third parties to the financial sector as “critical” and subject them to oversight by UK regulators. This regime is expected to build on existing UK requirements regarding firms’ operational resilience and use of technology.
•
Central Securities Depository Regulation: Aspects of the settlement discipline regime introduced by the Central Securities Depository Regulation came into effect in February 2022. These include rules for trade allocation and confirmation processing, along with cash penalties for failed transactions. However, the mandatory buy-in regime is delayed to June 2025. Implementation of the regime required new operational mechanisms to facilitate compliance, which may increase required resources and cost.

United Kingdom

•
Review of Retained EU Law: Under the Financial Services and Markets Bill (the “FSM Bill”) introduced in July 2022, retained EU law relating to financial services and markets will be revoked and UK financial regulators will be delegated substantial rulemaking powers to amend and restate such retained laws. Several UK regimes are currently subject to regulatory changes as the UK considers changes to retained EU rules following the UK’s exit from the EU, including the Wholesale Markets Review of the revised Markets in Financial Instruments Directive and Markets in Financial Instruments Regulation frameworks, consumer disclosures, and the regime for non-UK-based funds that are recognized for sale into the UK, which is also currently under government review.
•
Overseas Fund Regime (“OFR”): The OFR, the simplified regime through which non-UK funds can register with the FCA to be marketed to UK retail investors, was enacted in February 2022 and is expected to be implemented over the next two years. The OFR will require consumer protection regimes in EU countries where BlackRock funds are domiciled to be found equivalent to the UK’s regime in order to market such funds in the UK.
•
Conduct Regulation: The FCA continues to focus on conduct regulation, including the implementation of the Consumer Duty by all asset management firms, including BlackRock’s UK subsidiaries. The Consumer Duty rules require firms to act to deliver good outcomes for retail customers in their manufacture and distribution of products and services, in respect of price and value, consumer understanding and consumer support. The rules are expected to come into force in July 2023. Any failure to meet the FCA’s regulatory expectations could expose BlackRock to regulatory sanctions and increased reputational risk.
•
Edinburgh Reforms: In December 2022, the UK announced wide-ranging reforms to financial services regulation which build on the FSM Bill, marking further potential divergence from EU regimes. Potential impacts to the asset management sector include: (1) repeal and replacement of the packaged retail and insurance based investment products ("PRIIPs") Regulation; (2) review of the UK’s green finance strategy, including potential regulation of ESG data providers; (3) review of governance through the Senior Managers and Certification Regime; (4) repeal of EU legislation on the European Long-Term Investment Fund; (5) market infrastructure reforms; (6) reassessment of the boundary between investment advice and financial guidance; and (7) independent review of the UK investment research landscape.

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

BlackRock is subject to a number of sources of potential legal liability and the Company, certain of the investment funds it manages and certain of its subsidiaries and employees have been named as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with BlackRock’s activities. Certain of BlackRock’s subsidiaries and employees are also subject to periodic examination, special inquiries and potential proceedings by regulatory authorities, including the Securities and Exchange Commission, Office of the Comptroller of the Currency (“OCC”), Department of Labor, Commodity Futures Trading Commission, Financial Conduct Authority, Commission de Surveillance du Secteur Financial and Federal Reserve. Similarly, from time to time, BlackRock receives subpoenas or other requests for information from various US state and federal as well as non-US governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations, proceedings or litigations. These examinations, inquiries and proceedings have in the past and could in the future, if compliance failures or other violations are found, cause the relevant governmental or regulatory authority to institute proceedings and/or impose sanctions for violations. Any such action may also result in litigation by investors in BlackRock’s funds, other BlackRock clients or BlackRock’s shareholders. Such legal proceedings could harm the Company’s reputation and may cause its AUM, revenue and earnings to decline, potentially harm the investment returns of the applicable fund, or result in the Company being liable for damages.

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

BlackRock’s reputation is critical to its relationships with its clients, employees, shareholders and business partners. BlackRock’s reputation may be harmed by, among other factors, regulatory, enforcement or other governmental actions, technology or operational failures, poor investment performance, ineffective management or monitoring of key third-party relationships, ransomware or other cybersecurity incidents, privacy incidents, employee errors or misconduct, failures to manage risks or conflicts of interest, or legal actions related to BlackRock or its products and services. In addition, BlackRock’s business, scale and investments subject it to significant media coverage and increasing attention from a broad range of stakeholders. This heightened scrutiny has resulted in negative publicity and adverse actions for BlackRock and may continue to do so in the future. For example, different stakeholder groups have divergent views on ESG-related matters, including in the countries in which BlackRock operates and invests, as well as in states and localities where BlackRock serves public sector clients. This divergence has and continues to increase the risk that any perceived or actual action or lack thereof by BlackRock on such matters will be viewed differently by various stakeholders and adversely impact BlackRock’s reputation and business, including through redemptions or terminations by clients, and legal and governmental action and scrutiny. BlackRock’s global presence and investments on behalf of its clients around the world could also lead to heightened scrutiny and criticism in an increasingly fragmented geopolitical landscape. For example, BlackRock has received criticism from some stakeholders because of its operations and investments on behalf of clients in certain countries, including China. These criticisms could adversely impact BlackRock’s reputation and business. In addition, the increasing popularity of social media and non-mainstream Internet news sources may lead to faster and wider dissemination of adverse publicity or inaccurate information about BlackRock, making effective remediation more difficult. Damage to BlackRock’s reputation may impact BlackRock’s ability to attract and retain clients, employees, shareholders and business partners, which may cause its AUM, revenue and earnings to decline.

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

BlackRock’s trust bank subsidiary, which is a national banking association chartered by the OCC, is subject to OCC regulation and capital requirements that may limit its business activities. The OCC has broad supervisory and enforcement authority over BlackRock’s trust bank. Having a subsidiary subject to banking regulation may put BlackRock at a competitive disadvantage because certain of its competitors are not subject to the limitations imposed by such regulation.

The implications of complying with threshold limits and/or any failure to comply with ownership reporting requirements could result in harm to BlackRock’s reputation, impact the performance of certain BlackRock funds and may cause its AUM, revenue and earnings to decline.

Of note among the various regulations to which BlackRock is subject are the extensive and increasingly stringent regulatory reporting requirements that necessitate the monitoring and reporting of issuer exposure levels (thresholds) across the holdings of managed funds and accounts and those of the Company. The specific triggers and the reporting methods that these threshold filings entail vary significantly by regulator and across jurisdictions. BlackRock continues to invest in technology, training and its employees to further enhance its monitoring and reporting functions. Despite these investments, the complexity of the various threshold reporting requirements combined with the breadth of the assets managed by the Company and high volume of securities trading have caused errors and omissions to occur in the past and pose a risk that errors or omissions may occur in the future. Any such errors may expose BlackRock to monetary penalties or other sanctions, which could have an adverse effect on BlackRock’s reputation and may cause its AUM, revenue and earnings to decline.

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

BlackRock has been the subject of commentary citing concerns about the scale of its index investing business, as well as purported competition issues relating to the common ownership theory.

As a leader in the index investing and asset management industry, BlackRock has been the subject of commentary citing concerns about the growth of index investing and concentrated proxy voting power. Some commentators have argued that continued growth of index funds has the potential to impact stock market competitiveness by exacerbating stock price moves and market volatility. Some commentators, regulators and lawmakers have also argued that index managers have accumulated outsized influence through the proxy voting power their clients have assigned them. Some have proposed limitations on the ability of index fund managers to vote on behalf of their clients, or that voting and engagement on certain topics should trigger changes in regulatory status. Additional commentary focuses on the common ownership theory, an academic theory stating that minority ownership of multiple companies within a single industry by the same investor leads to anticompetitive effects. This theory purports to link aggregated equity positions in certain industries with higher consumer prices and executive compensation and lower wages and employment rates, among other things. In the US, the FTC cited common ownership as a disqualifying factor in a proposed exemption from pre-merger notification rules and as a consideration underlying its consultation on rules applying to acquisitions of voting securities by investment entities. In 2021, the FTC identified common ownership as a key enforcement area and passed a resolution empowering individual commissioners to investigate shareholder conduct in connection with common ownership. In 2022, the FTC and Antitrust Division of the DOJ solicited public input on changes to their merger guidelines, including a question on whether the guidelines’ approach to common ownership is adequate. Common ownership may be given greater consideration in FTC and DOJ investigations, studies, rule proposals, policy decisions and/or the scrutiny of mergers and acquisitions. The debate on common ownership is still on the agenda of competition regulators globally, and common ownership may continue to be a consideration for the European Commission (“EC”), among others, including in the assessment of mergers and investigations. For example, EC and EP reports in 2020 suggested that more evidence was required on the impact of common ownership on competition, and a committee of the Australian House of Representatives held an inquiry in 2021 on the implications of common ownership and capital concentration on Australian companies and markets. There is substantial literature casting doubt on the assumptions, data, methodology and conclusions associated with the common ownership theory and competition regulators, including at the FTC and the UK Competition & Markets Authority, have acknowledged that the debate around the theory remains unsettled. Nevertheless, some commentators have proposed remedies, including limits on the ownership stakes of common owners that, if enacted into policy, could have a negative impact on the capital markets, as well as increase costs and limit the availability of products for investors. Such policy solutions could, in turn, adversely affect BlackRock.

New tax legislation or changes to existing US and non-US tax laws, treaties and regulations or challenges to BlackRock’s historical taxation practices may adversely affect BlackRock’s effective tax rate, business and overall financial condition.

BlackRock’s businesses may be directly or indirectly affected by tax legislation and regulation, or the modification of existing tax laws, by US or non-US tax authorities. In the US, the Inflation Reduction Act of 2022 ("IRA") introduced new provisions including a corporate book minimum tax and an excise tax on net stock repurchases. BlackRock does not expect the IRA to have a material impact on its consolidated financial statements. In addition, legislation at both the US federal and state level has been previously proposed to enact a financial transaction tax (“FTT”) on stocks, bonds and a broad range of financial instruments and derivative transactions. In the EU, certain Member States have also enacted similar FTTs and the EC has proposed legislation to harmonize these taxes and provide for the adoption of EU-level legislation applicable to some (but not all) EU Member States. If enacted as proposed, FTTs could have an adverse effect on BlackRock’s financial results and clients’ performance results.

The Organisation for Economic Cooperation and Development (“OECD”) has proposed certain international tax reforms, which, among other things, would (1) shift taxing rights to the jurisdiction of the consumer and (2) establish a global minimum tax for multinational companies of 15%. In December 2022, EU member states agreed to adopt the OECD’s minimum tax rules, which are expected to begin going into effect in 2024. Several other countries, including the UK, are also considering changes to their tax law to implement the OECD’s minimum tax proposal. As a result of these developments, the tax laws of certain countries in which we do business could change, and any such changes could increase our tax liabilities.

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

Item 2. Properties

BlackRock’s new principal office, which is leased, is located at 50 Hudson Yards, New York, New York, with occupancy beginning in December 2022. In addition, BlackRock continues to lease the office space for its prior principal office located at 55 East 52nd Street, New York, New York as well as 40 East 52nd Street and 49 East 52nd through April 2023 when the leases expire. BlackRock leases additional office space throughout the world, including Atlanta, Belgrade (Serbia), Budapest, Edinburgh, Gurgaon (India), Hong Kong, London, Mumbai (India), Princeton (New Jersey), San Francisco, Singapore. The Company also owns an 84,500 square foot office building in Wilmington, Delaware and a 43,000 square foot data center in Amherst, New York.

Item 3. Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 16. Commitments and Contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2023, there were 215 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for many underlying investors.

The following table sets forth for the periods indicated the dividends declared per share for the common stock as reported on the NYSE:

Cash Dividend
Declared
2022
First Quarter	$4.88
Second Quarter	$4.88
Third Quarter	$4.88
Fourth Quarter	$4.88
2021
First Quarter	$4.13
Second Quarter	$4.13
Third Quarter	$4.13
Fourth Quarter	$4.13

The closing price of BlackRock’s common stock as of February 23, 2023 was $691.84.

Dividends

On January 25, 2023, the Board of Directors approved BlackRock’s quarterly dividend of $5.00 per share to be paid on March 23, 2023 to stockholders of record at the close of business on March 7, 2023.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2022, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2022 through October 31, 2022	284,714	$605.74	282,897	1,374,415
November 1, 2022 through November 30, 2022	426,524	$705.35	425,198	949,217
December 1, 2022 through December 31, 2022	43,521	$713.77	40,064	909,153
Total	754,759	$668.26	748,159

(1)
Consists of purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock or restricted stock unit awards and purchases made by the Company as part of the share repurchase program that the Company announced in July 2010, which initially authorized the repurchase of 5.1 million shares with no stated expiration.
(2)
In January 2023, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program, for a total of up to approximately 7.9 million shares of BlackRock common stock.

Item 6. [Reserved]

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) a pandemic or health crisis, including the COVID-19 pandemic, and its continued impact on BlackRock’s products, clients, vendors and employees, and BlackRock’s results of operations; (2) the introduction, withdrawal, success and timing of business initiatives and strategies; (3) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (4) the relative and absolute investment performance of BlackRock’s investment products; (5) BlackRock’s ability to develop new products and services that address client preferences; (6) the impact of increased competition; (7) the impact of future acquisitions or divestitures; (8) BlackRock’s ability to integrate acquired businesses successfully; (9) the unfavorable resolution of legal proceedings; (10) the extent and timing of any share repurchases; (11) the impact, extent and timing of technological changes and the adequacy of intellectual property, data, information and cybersecurity protection; (12) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (13) the impact of legislative and regulatory actions and reforms, regulatory, supervisory or enforcement actions of government agencies and governmental scrutiny relating to BlackRock; (14) changes in law and policy and uncertainty pending any such changes; (15) any failure to effectively manage conflicts of interest; (16) damage to BlackRock’s reputation; (17) geopolitical unrest, terrorist activities, civil or international hostilities, including the war between Russia and Ukraine, and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (18) climate-related risks to BlackRock's business, products, operations and clients; (19) the ability to attract, train and retain highly qualified and diverse professionals; (20) fluctuations in the carrying value of BlackRock’s economic investments; (21) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (22) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (23) the failure by key third-party providers of BlackRock to fulfill their obligations to the Company; (24) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (25) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded funds (“ETF”) platform; (26) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (27) the impact of problems at other financial institutions or the failure or negative performance of products at other financial institutions.

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $8.6 trillion of AUM at December 31, 2022. With approximately 19,800 employees in more than 30 countries, BlackRock provides a broad range of investment and technology services to institutional and retail clients in more than 100 countries across the globe. For further information see Note 1, Business Overview, and Note 27, Segment Information, in the notes to the consolidated financial statements contained in Part II, Item 8.

The following discussion includes a comparison of BlackRock’s results for 2022 and 2021. For a discussion of BlackRock’s results for 2020 and a comparison of results for 2021 and 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022.

Certain prior period presentations and disclosures, while not required to be recast, were reclassified to ensure comparability with current period classifications.

Business Outlook

BlackRock’s strategy continues to be guided by the Company's clients' needs and focus on the long-term, which the Company believes better enables it to deliver durable returns for shareholders and create value for all of its stakeholders.

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

During 2022, BlackRock voluntarily waived a portion of its management fees on certain money market funds to ensure that they maintained a minimum level of daily net investment income. These waivers resulted in a reduction of management fees of approximately $72 million in 2022, a portion of which was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries.

Approximately 50% of these gross fee waivers are generally shared with distributors, reducing the impact on operating income. These waivers ceased following rate hikes by the Bank of England and the United States ("US") Federal Reserve in March 2022.

Recently, central banks globally have raised interest rates in an effort to moderate inflation. BlackRock’s business is directly and indirectly affected by changes in global interest rates. Changes in global interest rates may cause BlackRock’s AUM to fluctuate and introduce volatility to the Company’s base fees, net income and operating cash flows. BlackRock’s business may also be impacted by governmental changes, as well as potential regulations, foreign and trade policies and fiscal spending that may arise as a result of such changes. See Part I, Item 1A - Risk Factors herein for information on the possible future effects of changes in global interest rates and governmental changes on the Company's results.

BlackRock manages $2.5 trillion in fixed income assets, nearly two-thirds of which are owned by institutions for strategic or liability-matching purposes. BlackRock believes it is well positioned for a higher rate environment due to the breadth, diversification and investment performance of its fixed income platform which encompasses active, exchange-traded funds ("ETFs") and non-ETF index fixed income products, and a range of strategies, including unconstrained, high yield, total return and short-duration.

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

BlackRock’s highly diversified multi-product platform was created to meet client needs in all market environments and provide clients with choice in how they seek to achieve their unique financial goals. BlackRock is positioned to provide alpha-seeking active, index and cash management investment strategies across asset classes and geographies. In addition, BlackRock leverages its world-class risk management, analytics and technology capabilities, including the Aladdin platform, on behalf of clients. BlackRock serves a diverse mix of institutional and retail clients across the globe, as well as investors in ETFs, maintaining differentiated client relationships and a fiduciary focus. The diversity of BlackRock’s platform facilitates the generation of organic growth in various market environments, and as client preferences evolve. BlackRock’s long-term strategy remains to keep alpha at the heart of BlackRock; accelerate growth in ETFs, illiquid alternatives, and technology; deliver whole portfolio solutions and become the global leader in sustainable investing.

BlackRock is a $2.3 trillion active manager, with the active platform reflecting global reach, interconnectivity across teams and regions, growing data and insights, integrated technology and risk management and scalable processes – all of which the Company believes enables it to deliver more consistent outcomes for clients over the long-term.

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

Clients are also increasing their allocations to private markets as they search for diversification and higher returns. BlackRock has built a broad illiquid alternatives platform with $118 billion of AUM across infrastructure, private credit, real estate and private equity to meet this demand. As of December 31, 2022, BlackRock has approximately $34 billion of committed capital to deploy for institutional clients in a variety of alternatives strategies, and remains confident in its ability to accelerate growth as a leader in private markets. BlackRock also manages $81 billion in liquid alternatives, as well as $86 billion in liquid credit strategies, included within fixed income AUM.

BlackRock continues to invest in technology services offerings, which enhance the ability to manage portfolios and risk, effectively serve clients and operate efficiently. Anticipated industry consolidation and regulatory requirements should continue to drive demand for holistic and flexible technology solutions. BlackRock continues to evolve and enable clients to further simplify their operating infrastructure with Aladdin. Clients increasingly want to tailor how they use Aladdin to meet their specific needs, and BlackRock is providing them with choice and flexibility. BlackRock is creating connectivity with ecosystem providers and third-party technology solutions, which include asset servicers, cloud providers, digital asset platforms, trading systems and others, who can work with clients in their Aladdin environments to provide a more customized and seamless end-to-end experience. BlackRock is also investing to scale Aladdin for its next leg of growth through the substantially complete migration of Aladdin from BlackRock-hosted data centers to the cloud. This is expected to bring enhanced capabilities to BlackRock and its Aladdin clients, accelerating innovation and supporting greater computing scale and flexibility for clients. Through this migration as well as BlackRock’s strategic partnership with Snowflake, an industry-leader in cloud enabled data technology, the Company is building Aladdin Data Cloud, a next generation solution that brings Aladdin and non-Aladdin data together, so clients can nimbly access and use data across their organization unlocking their full potential for collaboration, creativity, and innovation.

As the asset management landscape shifts globally from individual product selection to a whole-portfolio approach, BlackRock’s strategy is focused on creating outcome-oriented client solutions for both retail investors and institutions. This includes having a diverse platform of alpha-seeking active, index and alternative products, as well as enhanced distribution and portfolio construction technology offerings. Digital wealth tools are an important component of BlackRock’s retail strategy, as BlackRock scales and customizes model portfolios, extends Aladdin Wealth and digital wealth partnerships globally, and helps advisors build better portfolios through portfolio construction and risk management, powered by Aladdin. BlackRock has seen strong momentum in outsourcing solutions among institutional clients, including the funding of several significant mandates in 2022, and anticipates continued outsourcing opportunities in the future.

Across BlackRock, many clients are focusing on the impact of sustainability factors on their portfolios. This shift has been driven by an increased understanding of how sustainability-related factors can affect economic growth, asset values, and financial markets as a whole. As a fiduciary, BlackRock is committed to providing clients with choice and then executing in accordance with their chosen objectives. BlackRock's longstanding model of choice helps clients build portfolios to match the preferences and goals unique to each of them – for some clients this includes investing in sustainable strategies.

BlackRock believes its strategy aligns with expected future client demand for attractive yields in fixed income, outsourcing solutions, ETFs, private markets and Aladdin technology, which it expects will continue to shape growth opportunities going forward.

Executive Summary

(in millions, except per share data)	2022	2021
GAAP basis:
Total revenue	$17,873	$19,374
Total expense	11,488	11,924
Operating income	$6,385	$7,450
Operating margin	35.7%	38.5%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	89	419
Income tax expense	1,296	1,968
Net income attributable to BlackRock	$5,178	$5,901
Diluted earnings per common share	$33.97	$38.22
Effective tax rate	20.0%	25.0%
As adjusted(1):
Operating income	$6,711	$7,747
Operating margin	42.8%	46.8%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$89	$419
Net income attributable to BlackRock	$5,391	$6,254
Diluted earnings per common share	$35.36	$40.51
Effective tax rate	20.7%	23.4%
Other:
Assets under management (end of period)	$8,594,485	$10,010,143
Diluted weighted-average common shares outstanding	152.4	154.4
Shares outstanding (end of period)	149.8	151.7
Book value per share(2)	$252.04	$248.50
Cash dividends declared and paid per share	$19.52	$16.52

(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures. Beginning in the first quarter of 2022, BlackRock updated the definitions of operating income, as adjusted, operating margin, as adjusted, and net income attributable to BlackRock, Inc., as adjusted, to include new adjustments. Such measures have been recast for 2021 to reflect the inclusion of such new adjustments. For further information, refer to Non-GAAP Financial Measures or the Current Report on Form 8-K furnished on April 13, 2022.
(2)
Total BlackRock stockholders’ equity, divided by total shares outstanding at December 31 of the respective year-end.

2022 Compared with 2021

GAAP. Operating income of $6.4 billion decreased $1.1 billion and operating margin of 35.7% decreased 280 bps from 2021. Decreases in operating income and operating margin reflected lower base fees, driven by the negative impact of market beta and foreign exchange movements, and lower performance fees, partially offset by lower expense, including lower compensation and benefits expense and the impact of $274 million of product launch costs incurred in 2021. Operating income for 2022 also included a restructuring charge of $91 million from an initiative to modify the size and shape of the workforce to align more closely with strategic priorities.

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests ("NCI") decreased $330 million from 2021, driven primarily by mark-to-market losses on the Company’s un-hedged seed capital and co-investment portfolios, partially offset by higher noncash gains related to our strategic minority investment in iCapital Network, Inc. ("iCapital") in 2022.

Income tax expense for 2022 reflected $235 million of net discrete tax benefits primarily related to stock-based compensation awards that vested in 2022 and the resolution of certain outstanding tax matters, and $35 million of net noncash tax benefits related to the revaluation of certain deferred income tax liabilities. Income tax expense for 2021 included $126 million of noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the United Kingdom ("UK") increasing its corporate tax rate and state and local income tax changes. Income tax expense for 2021 also included a $43 million discrete tax benefit related to stock-based compensation awards.

Diluted earnings per common share decreased $4.25, or 11%, from 2021, reflecting lower operating and nonoperating income, partially offset by a lower effective tax rate in 2022.

As Adjusted. Operating income of $6.7 billion decreased $1.0 billion and operating margin of 42.8% decreased 400 bps from 2021. The pre-tax restructuring charge of $91 million described above has been excluded from as adjusted results for 2022. The impact of product launch costs described above has been excluded from as adjusted operating margin for 2022 and 2021.

Diluted earnings per common share decreased $5.15, or 13%, from 2021, reflecting lower operating and nonoperating income, partially offset by a lower effective tax rate in 2022. Income tax expense for 2022 and 2021 excluded the $35 million noncash net benefit and the $126 million noncash net expense, respectively, described above.

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

Beginning in the first quarter of 2022, the Company updated its definition of operating income, as adjusted, operating margin, as adjusted, and net income attributable to BlackRock, Inc., as adjusted, to include adjustments related to amortization of intangible assets, other acquisition-related costs, including compensation costs for nonrecurring retention-related deferred compensation, and contingent consideration fair value adjustments incurred in connection with certain acquisitions. Such measures have been recast for the periods presented herein to reflect the inclusion of such new adjustments.

Computations for all periods are derived from the consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

(in millions)	2022	2021	2020	2019	2018
Operating income, GAAP basis	$6,385	$7,450	$5,695	$5,551	$5,457
Non-GAAP expense adjustments:
Restructuring charge	91	—	—	—	60
Amortization of intangible assets	151	147	106	97	50
Acquisition-related compensation costs	24	88	20	65	37
Acquisition-related transaction costs	—	—	—	18	18
Contingent consideration fair value adjustments	3	34	23	53	65
Lease cost - Hudson Yards	57	28	—	—	—
Charitable contribution	—	—	589	—	—
PNC long-term incentive plans funding obligation	—	—	—	—	14
Operating income, as adjusted	6,711	7,747	6,433	5,784	5,701
Product launch costs and commissions	6	284	172	61	13
Operating income used for operating margin measurement	$6,717	$8,031	$6,605	$5,845	$5,714
Revenue, GAAP basis	$17,873	$19,374	$16,205	$14,539	$14,198
Non-GAAP adjustments:
Distribution fees	(1,381)	(1,521)	(1,131)	(1,069)	(1,155)
Investment advisory fees	(798)	(679)	(704)	(616)	(520)
Revenue used for operating margin measurement	$15,694	$17,174	$14,370	$12,854	$12,523
Operating margin, GAAP basis	35.7%	38.5%	35.1%	38.2%	38.4%
Operating margin, as adjusted	42.8%	46.8%	46.0%	45.5%	45.6%

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

•
Operating income, as adjusted, includes non-GAAP expense adjustments. Beginning in the first quarter of 2022, the Company updated its definition of operating income, as adjusted, to include adjustments related to amortization of intangible assets, other acquisition-related costs, including compensation costs for nonrecurring retention-related deferred compensation, and contingent consideration fair value adjustments incurred in connection with certain acquisitions. Management believes excluding the impact of these expenses when calculating operating income, as adjusted, provides a helpful indication of the Company’s financial performance over time, thereby providing helpful information for both management and investors while also increasing comparability with other companies. In 2022, the Company recorded a restructuring charge primarily comprised of severance and accelerated amortization expense of previously granted deferred compensation awards in connection with an initiative to modify the size and shape of the workforce to align more closely with strategic priorities. In addition, the Company recorded an expense related to the lease of office space for its new headquarters located at 50 Hudson Yards in New York (“Lease cost – Hudson Yards”) from August 2021, when it obtained access to the building to begin its tenant improvements. The Company will begin cash lease payments related to the new headquarters in May 2023. As a result, the Company is recognizing lease expense for both its current and new headquarters until its current headquarters lease expires in April 2023. Management believes excluding the impact of the restructuring charge and Lease cost – Hudson Yards when calculating operating income, as adjusted, is useful to assess the Company’s financial performance, ongoing operations, and enhances comparability among periods presented. For further information on non-GAAP expense adjustments related to BlackRock's (1) 2020 charitable contribution and (2) 2018 restructuring charge and PNC Financial Services Group, Inc. ("PNC") long-term incentive plans funding obligation refer to Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and 2018, respectively, which were filed with the SEC on February 25, 2021, and February 28, 2019, respectively.
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

(2) Net income attributable to BlackRock, Inc., as adjusted:

(in millions, except per share data)	2022	2021	2020	2019	2018
Net income attributable to BlackRock, Inc., GAAP basis	$5,178	$5,901	$4,932	$4,476	$4,305
Non-GAAP adjustments(1):
Restructuring charge	69	—	—	—	47
Amortization of intangible assets	114	112	82	75	39
Acquisition-related compensation costs	19	67	16	50	29
Acquisition-related transaction costs	—	—	—	14	14
Contingent consideration fair value adjustments	3	26	17	41	50
Lease cost - Hudson Yards	43	22	—	—	—
Charitable contribution	—	—	226	—	—
PNC long-term incentive plans funding obligation	—	—	—	—	12
Income tax matters	(35)	126	79	8	(3)
Net income attributable to BlackRock, Inc., as adjusted	$5,391	$6,254	$5,352	$4,664	$4,493
Diluted weighted-average common shares outstanding	152.4	154.4	154.8	157.5	161.9
Diluted earnings per common share, GAAP basis	$33.97	$38.22	$31.85	$28.43	$26.58
Diluted earnings per common share, as adjusted	$35.36	$40.51	$34.57	$29.62	$27.74

(1)
Non-GAAP adjustments are net of tax excluding income tax matters.

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

For each period presented, the non-GAAP adjustments were tax effected at the respective blended rates applicable to the adjustments. Amounts for income tax matters represent net noncash (benefit) expense primarily associated with the revaluation of certain deferred tax liabilities related to intangible assets and goodwill as a result of tax rate changes. Amounts have been excluded from the as adjusted results as these items will not have a cash flow impact and to ensure comparability among periods presented. The amounts for 2022 income tax matters included net noncash expense related to state and local income tax changes. The amounts for 2021 and 2020 income tax matters included net noncash expense related to the impact of legislation enacted in the UK increasing its corporate tax rate and state and local income tax changes. These amounts have been excluded from the as adjusted results as these items will not have a cash flow impact and to ensure comparability among periods presented.

See note (1) above regarding operating income, as adjusted, and operating margin, as adjusted, for information on the updated presentation of non-GAAP expense adjustments.

Per share amounts reflect net income attributable to BlackRock, Inc., as adjusted divided by diluted weighted-average common shares outstanding.

(3) Annual Contract Value ("ACV"): Management believes ACV is an effective metric for reviewing BlackRock’s technology services’ ongoing contribution to its operating results and provides comparability of this information among reporting periods while also providing a useful supplemental metric for both management and investors of BlackRock’s growth in technology services revenue over time, as it is linked to the net new business in technology services. ACV represents forward-looking, annualized estimated value of the recurring subscription fees under client contracts, assuming all client contracts that come up for renewal are renewed, unless we received a notice of termination, even though such notice may not be effective until a later date. ACV also includes the annualized estimated value of new sales, for existing and new clients, when we execute client contracts, even though the recurring fees may not be effective until a later date and excludes nonrecurring fees such as implementation and consulting fees.

Assets Under Management

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM		Net inflows (outflows)
(in millions)	2022	2021	2022	2021
Retail	$843,475	$1,040,053	$(19,523)	$102,093
ETFs	2,909,610	3,267,354	220,335	305,534
Institutional:
Active	1,641,591	1,756,717	168,826	169,067
Index	2,528,615	3,181,652	23,612	(117,825)
Institutional subtotal	4,170,206	4,938,369	192,438	51,242
Long-term	7,923,291	9,245,776	393,250	458,869
Cash management	671,194	755,057	(77,374)	94,043
Advisory	—	9,310	(9,306)	(13,258)
Total	$8,594,485	$10,010,143	$306,570	$539,654

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM		Net inflows (outflows)
(in millions)	2022	2021	2022	2021
Active	$2,317,560	$2,606,325	$135,128	$266,740
Index and ETFs	5,605,731	6,639,451	258,122	192,129
Long-term	7,923,291	9,245,776	393,250	458,869
Cash management	671,194	755,057	(77,374)	94,043
Advisory	—	9,310	(9,306)	(13,258)
Total	$8,594,485	$10,010,143	$306,570	$539,654

AUM and Net Inflows (Outflows) by Product Type
	AUM		Net inflows (outflows)
(in millions)	2022	2021	2022	2021
Equity	$4,435,354	$5,342,360	$105,103	$101,681
Fixed income	2,536,823	2,822,041	249,780	230,337
Multi-asset	684,904	816,494	31,222	97,832
Alternatives:
Illiquid alternatives	117,751	102,579	16,052	16,120
Liquid alternatives	80,654	87,348	(1,690)	11,328
Currency and commodities(1)	67,805	74,954	(7,217)	1,571
Alternatives subtotal	266,210	264,881	7,145	29,019
Long-term	7,923,291	9,245,776	393,250	458,869
Cash management	671,194	755,057	(77,374)	94,043
Advisory	—	9,310	(9,306)	(13,258)
Total	$8,594,485	$10,010,143	$306,570	$539,654

(1)
Amounts include commodity ETFs.

The following table presents the component changes in BlackRock’s AUM for 2022 and 2021.

(in millions)	2022	2021
Beginning AUM	$10,010,143	$8,676,680
Net inflows (outflows):
Long-term	393,250	458,869
Cash management	(77,374)	94,043
Advisory	(9,306)	(13,258)
Total net inflows (outflows)	306,570	539,654
Acquisition(1)	—	41,324
Market change	(1,501,987)	864,079
FX impact(2)	(220,241)	(111,594)
Total change	(1,415,658)	1,333,463
Ending AUM	$8,594,485	$10,010,143

(1)
Amounts include AUM attributable to the acquisition of Aperio Group, LLC ("Aperio Transaction") in February 2021.
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

Component Changes in AUM for 2022

The following table presents the component changes in AUM by client type and product type for 2022.

	December 31,	Net inflows	Market	FX	December 31,	Full year average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Retail:
Equity	$471,937	$(103)	$(90,767)	$(10,455)	$370,612	$401,582
Fixed income	365,306	(20,299)	(41,706)	(4,187)	299,114	323,500
Multi-asset	155,461	(3,143)	(26,064)	(1,086)	125,168	136,690
Alternatives	47,349	4,022	(2,271)	(519)	48,581	48,937
Retail subtotal	1,040,053	(19,523)	(160,808)	(16,247)	843,475	910,709
ETFs:
Equity	2,447,248	100,756	(449,140)	(17,122)	2,081,742	2,163,108
Fixed income	745,373	122,893	(103,957)	(6,216)	758,093	719,931
Multi-asset	9,119	1,333	(1,441)	(136)	8,875	8,231
Alternatives	65,614	(4,647)	70	(137)	60,900	66,599
ETFs subtotal	3,267,354	220,335	(554,468)	(23,611)	2,909,610	2,957,869
Institutional:
Active:
Equity	199,980	9,882	(34,912)	(6,216)	168,734	175,567
Fixed income	767,402	114,742	(95,291)	(11,898)	774,955	715,600
Multi-asset	642,951	33,950	(112,028)	(20,404)	544,469	571,448
Alternatives	146,384	10,252	(243)	(2,960)	153,433	150,357
Active subtotal	1,756,717	168,826	(242,474)	(41,478)	1,641,591	1,612,972
Index:
Equity	2,223,195	(5,432)	(341,087)	(62,410)	1,814,266	1,937,695
Fixed income	943,960	32,444	(203,501)	(68,242)	704,661	792,941
Multi-asset	8,963	(918)	(1,285)	(368)	6,392	7,550
Alternatives	5,534	(2,482)	569	(325)	3,296	4,696
Index subtotal	3,181,652	23,612	(545,304)	(131,345)	2,528,615	2,742,882
Institutional subtotal	4,938,369	192,438	(787,778)	(172,823)	4,170,206	4,355,854
Long-term	9,245,776	393,250	(1,503,054)	(212,681)	7,923,291	8,224,432
Cash management	755,057	(77,374)	1,071	(7,560)	671,194	719,284
Advisory	9,310	(9,306)	(4)	—	—	4,854
Total	$10,010,143	$306,570	$(1,501,987)	$(220,241)	$8,594,485	$8,948,570

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

The following table presents component changes in AUM by investment style and product type for 2022.

	December 31,	Net inflows	Market	FX	December 31,	Full year average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Active:
Equity	$507,103	$(2,672)	$(100,240)	$(11,355)	$392,836	$426,141
Fixed income	1,107,085	92,721	(132,590)	(14,133)	1,053,083	1,016,918
Multi-asset	798,404	30,806	(138,092)	(21,489)	669,629	708,130
Alternatives	193,733	14,273	(2,516)	(3,478)	202,012	199,294
Active subtotal	2,606,325	135,128	(373,438)	(50,455)	2,317,560	2,350,483
Index and ETFs:
ETFs:
Equity	2,447,248	100,756	(449,140)	(17,122)	2,081,742	2,163,108
Fixed income	745,373	122,893	(103,957)	(6,216)	758,093	719,931
Multi-asset	9,119	1,333	(1,441)	(136)	8,875	8,231
Alternatives	65,614	(4,647)	70	(137)	60,900	66,599
ETFs subtotal	3,267,354	220,335	(554,468)	(23,611)	2,909,610	2,957,869
Non-ETF Index:
Equity	2,388,009	7,019	(366,526)	(67,726)	1,960,776	2,088,703
Fixed income	969,583	34,166	(207,908)	(70,194)	725,647	815,123
Multi-asset	8,971	(917)	(1,285)	(369)	6,400	7,558
Alternatives	5,534	(2,481)	571	(326)	3,298	4,696
Non-ETF Index subtotal	3,372,097	37,787	(575,148)	(138,615)	2,696,121	2,916,080
Index & ETFs subtotal	6,639,451	258,122	(1,129,616)	(162,226)	5,605,731	5,873,949
Long-term	9,245,776	393,250	(1,503,054)	(212,681)	7,923,291	8,224,432
Cash management	755,057	(77,374)	1,071	(7,560)	671,194	719,284
Advisory	9,310	(9,306)	(4)	—	—	4,854
Total	$10,010,143	$306,570	$(1,501,987)	$(220,241)	$8,594,485	$8,948,570

The following table presents component changes in AUM by product type for 2022.

	December 31,	Net inflows	Market	FX	December 31,	Full year average
(in millions)	2021	(outflows)	change	impact(1)	2022	AUM(2)
Equity	$5,342,360	$105,103	$(915,906)	$(96,203)	$4,435,354	$4,677,952
Fixed income	2,822,041	249,780	(444,455)	(90,543)	2,536,823	2,551,972
Multi-asset	816,494	31,222	(140,818)	(21,994)	684,904	723,919
Alternatives:
Illiquid alternatives	102,579	16,052	1,112	(1,992)	117,751	111,075
Liquid alternatives	87,348	(1,690)	(3,710)	(1,294)	80,654	84,024
Currency and commodities(3)	74,954	(7,217)	723	(655)	67,805	75,490
Alternatives subtotal	264,881	7,145	(1,875)	(3,941)	266,210	270,589
Long-term	9,245,776	393,250	(1,503,054)	(212,681)	7,923,291	8,224,432
Cash management	755,057	(77,374)	1,071	(7,560)	671,194	719,284
Advisory	9,310	(9,306)	(4)	—	—	4,854
Total	$10,010,143	$306,570	$(1,501,987)	$(220,241)	$8,594,485	$8,948,570

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)
Amounts include commodity ETFs.

AUM decreased $1.4 trillion to $8.6 trillion at December 31, 2022 from $10.0 trillion at December 31, 2021 driven by net market depreciation and the negative impact of foreign exchange movements, partially offset by positive net inflows, led by flows into bond ETFs, significant outsourcing mandates and growth in private markets.

Net market depreciation of $1.5 trillion was primarily driven by global equity and fixed income market depreciation.

AUM decreased $220 billion due to the negative impact of foreign exchange movements, due to the strengthening of the US dollar, largely against the British pound, the Japanese yen and the Euro.

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
(4)
Advisory AUM represents long-term portfolio liquidation assignments.

The following table presents component changes in AUM by investment style and product type for 2021.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Active:
Equity	$410,189	$48,773	$—	$53,689	$(5,548)	$507,103	$466,291
Fixed income	1,035,015	94,047	—	(11,322)	(10,655)	1,107,085	1,053,764
Multi-asset	643,864	95,555	—	70,711	(11,726)	798,404	719,041
Alternatives	161,819	28,365	—	5,134	(1,585)	193,733	179,043
Active subtotal	2,250,887	266,740	—	118,212	(29,514)	2,606,325	2,418,139
Index and ETFs:
ETFs:
Equity	1,905,101	222,855	—	331,275	(11,983)	2,447,248	2,199,698
Fixed income	690,033	78,858	—	(17,894)	(5,624)	745,373	703,004
Multi-asset	6,268	2,266	—	589	(4)	9,119	7,607
Alternatives	67,605	1,555	—	(3,475)	(71)	65,614	66,023
ETFs subtotal	2,669,007	305,534	—	310,495	(17,682)	3,267,354	2,976,332
Non-ETF Index:
Equity	2,104,516	(169,947)	41,324	441,387	(29,271)	2,388,009	2,267,463
Fixed income	949,440	57,432	—	(6,714)	(30,575)	969,583	960,101
Multi-asset	8,601	11	—	709	(350)	8,971	9,430
Alternatives	5,618	(901)	—	932	(115)	5,534	5,633
Non-ETF Index subtotal	3,068,175	(113,405)	41,324	436,314	(60,311)	3,372,097	3,242,627
Index & ETFs subtotal	5,737,182	192,129	41,324	746,809	(77,993)	6,639,451	6,218,959
Long-term	7,988,069	458,869	41,324	865,021	(107,507)	9,245,776	8,637,098
Cash management	666,252	94,043	—	(1,137)	(4,101)	755,057	711,160
Advisory(4)	22,359	(13,258)	—	195	14	9,310	16,690
Total	$8,676,680	$539,654	$41,324	$864,079	$(111,594)	$10,010,143	$9,364,948
The following table presents component changes in AUM by product type for 2021.

	December 31,	Net inflows	Acquisition	Market	FX	December 31,	Full year average
(in millions)	2020	(outflows)	Acquisition(1)	change	impact(2)	2021	AUM(3)
Equity	$4,419,806	$101,681	$41,324	$826,351	$(46,802)	$5,342,360	$4,933,452
Fixed income	2,674,488	230,337	—	(35,930)	(46,854)	2,822,041	2,716,869
Multi-asset	658,733	97,832	—	72,009	(12,080)	816,494	736,078
Alternatives:
Illiquid alternatives	85,770	16,120	—	1,750	(1,061)	102,579	94,768
Liquid alternatives	73,218	11,328	—	3,129	(327)	87,348	80,866
Currency and commodities(5)	76,054	1,571	—	(2,288)	(383)	74,954	75,065
Alternatives subtotal	235,042	29,019	—	2,591	(1,771)	264,881	250,699
Long-term	7,988,069	458,869	41,324	865,021	(107,507)	9,245,776	8,637,098
Cash management	666,252	94,043	—	(1,137)	(4,101)	755,057	711,160
Advisory(4)	22,359	(13,258)	—	195	14	9,310	16,690
Total	$8,676,680	$539,654	$41,324	$864,079	$(111,594)	$10,010,143	$9,364,948

(1)
Amounts include AUM attributable to the Aperio Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)
Advisory AUM represents long-term portfolio liquidation assignments.
(5)
Amounts include commodity ETFs.

AUM increased $1.3 trillion to $10.0 trillion at December 31, 2021 from $8.7 trillion at December 31, 2020 driven primarily by net market appreciation, positive net flows across all investment styles and product types, and AUM added from the Aperio Transaction, partially offset by the negative impact of foreign exchange movements.

Net market appreciation of $864 billion was driven primarily by higher global equity markets.

AUM decreased $112 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the Euro, the Japanese yen and the British pound.

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

•
Employee compensation and benefits expense includes salaries, commissions, temporary help, incentive compensation, employer payroll taxes, severance and related benefit costs.
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
•
General and administration expense includes marketing and promotional (including travel and entertainment expense), occupancy and office-related, portfolio services (including clearing expense related to transition management services, and market data costs), sub-advisory, technology, professional services, communications, contingent consideration fair value adjustments, product launch costs, the net impact of foreign currency remeasurement, and other general and administration expense.

Approximately 80% of the Company’s revenue is generated in US dollars. The Company’s revenue and expense generated in foreign currencies (primarily the Euro and British pound) are impacted by foreign exchange rates. Any effect of foreign exchange rate change on revenue is partially offset by a change in expense driven by the Company’s considerable non-dollar expense base related to its operations outside the US.

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

Revenue

The table below presents detail of revenue for 2022 and 2021 and includes the product type mix of base fees and securities lending revenue and performance fees.

(in millions)	2022	2021
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$2,147	$2,571
ETFs	4,345	4,658
Non-ETF index	711	771
Equity subtotal	7,203	8,000
Fixed income:
Active	1,977	2,191
ETFs	1,122	1,201
Non-ETF index	396	471
Fixed income subtotal	3,495	3,863
Multi-asset	1,299	1,414
Alternatives:
Illiquid alternatives	741	668
Liquid alternatives	633	629
Currency and commodities(1)	216	216
Alternatives subtotal	1,590	1,513
Long-term	13,587	14,790
Cash management	864	470
Total investment advisory, administration fees and securities lending revenue	14,451	15,260
Investment advisory performance fees:
Equity	49	153
Fixed income	25	48
Multi-asset	25	32
Alternatives:
Illiquid alternatives	296	208
Liquid alternatives	119	702
Alternatives subtotal	415	910
Total performance fees	514	1,143
Technology services revenue	1,364	1,281
Distribution fees:
Retrocessions	1,026	1,098
12b-1 fees (US mutual fund distribution fees)	312	358
Other	43	65
Total distribution fees	1,381	1,521
Advisory and other revenue:
Advisory	56	68
Other	107	101
Total advisory and other revenue	163	169
Total revenue	$17,873	$19,374

(1)
Amounts include commodity ETFs.

The table below lists a percentage breakdown of base fees and securities lending revenue and mix of average AUM by product type:

	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)
	2022	2021	2022	2021
Equity:
Active	14%	17%	5%	5%
ETFs	30%	31%	24%	24%
Non-ETF index	5%	5%	24%	24%
Equity subtotal	49%	53%	53%	53%
Fixed income:
Active	14%	14%	11%	10%
ETFs	8%	8%	8%	8%
Non-ETF index	3%	3%	9%	10%
Fixed income subtotal	25%	25%	28%	28%
Multi-asset	9%	9%	8%	8%
Alternatives:
Illiquid alternatives	5%	5%	1%	1%
Liquid alternatives	4%	4%	1%	1%
Currency and commodities(2)	2%	1%	1%	1%
Alternatives subtotal	11%	10%	3%	3%
Long-term	94%	97%	92%	92%
Cash management	6%	3%	8%	8%
Total AUM	100%	100%	100%	100%

(1)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(2)
Amounts include commodity ETFs.

Revenue decreased $1.5 billion, or 8%, from 2021, largely driven by the negative impact of market beta and US dollar appreciation on average AUM and lower performance fees.

Investment advisory, administration fees and securities lending revenue of $14.5 billion in 2022 decreased $809 million from $15.3 billion in 2021, primarily driven by the negative impact of market beta and foreign exchange movements on average AUM, partially offset by organic base fee growth, the elimination of yield-related fee waivers on money market funds, and higher securities lending revenue. Securities lending revenue of $599 million increased $44 million from $555 million in 2021, primarily reflecting higher spreads.

Investment advisory performance fees of $514 million in 2022 decreased $629 million from $1.1 billion in 2021, reflecting lower revenue from liquid alternative and long-only products, partially offset by higher revenue from illiquid alternative products.

Technology services revenue of $1.4 billion for 2022 increased $83 million from $1.3 billion in 2021, primarily reflecting higher revenue from Aladdin, despite the negative impact of foreign exchange movements and market declines on Aladdin’s fixed income platform assets. Approximately 25% of Aladdin’s 2022 revenue was denominated in non-US currencies.

Expense

The following table presents expense for 2022 and 2021.

(in millions)	2022	2021
Expense:
Employee compensation and benefits	$5,681	$6,043
Distribution and servicing costs:
Retrocessions	1,026	1,098
12b-1 costs	306	350
Other	847	752
Total distribution and servicing costs	2,179	2,200
Direct fund expense	1,226	1,313
General and administration expense:
Marketing and promotional	331	238
Occupancy and office related	403	364
Portfolio services	280	263
Sub-advisory	80	99
Technology	600	508
Professional services	180	179
Communications	44	44
Foreign exchange remeasurement	10	4
Contingent consideration fair value adjustments	3	34
Product launch costs	6	274
Other general and administration	223	214
Total general and administration expense	2,160	2,221
Restructuring charge	91	—
Amortization of intangible assets	151	147
Total expense	$11,488	$11,924

Expense decreased $436 million, or 4%, from 2021, reflecting lower employee compensation and benefits expense, direct fund expense, and general and administration expense, including the impact of product launch costs incurred in 2021, partially offset by the impact of a $91 million restructuring charge recorded in 2022.

Employee compensation and benefits expense decreased $362 million from 2021, reflecting lower incentive compensation due to lower operating income, performance fees and deferred compensation driven in part by the lower mark-to-market impact of certain deferred cash compensation programs, partially offset by higher base compensation.

Direct fund expense decreased $87 million from 2021, reflecting lower average AUM.

General and administration expense decreased $61 million from 2021, primarily driven by $274 million of product launch costs incurred in 2021, lower contingent consideration fair value adjustments in 2022 and lower sub-advisory expense, partially offset by higher marketing and promotional expense, including the impact from higher travel and entertainment expense, and higher technology expense. General and administration expense also reflected higher occupancy and office related expense, including higher noncash occupancy expense related to the lease of office space the Company recorded for its new headquarters located at 50 Hudson Yards in New York (“Lease cost – Hudson Yards”). The Company will begin lease payments related to the new headquarters in May 2023. As a result, the Company is recognizing lease expense for both its current and new headquarters until its current lease expires in April 2023. Lease cost – Hudson Yards has been excluded from our “as adjusted” financial results. See Non-GAAP Financial Measures for further information on as adjusted items.

Restructuring charge of $91 million, primarily comprised of severance and accelerated amortization expense of previously granted deferred compensation awards, was recorded in 2022 in connection with an initiative to modify the size and shape of the workforce to align more closely with strategic priorities. The restructuring charge has been excluded from our "as adjusted" financial results. See Non-GAAP Financial Measures for further information on as adjusted items.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for 2022 and 2021 was as follows:

(in millions)	2022	2021
Nonoperating income (expense), GAAP basis(1)	$(95)	$723
Less: Net income (loss) attributable to NCI	(184)	304
Nonoperating income (expense), as adjusted net of NCI(2)(3)	$89	$419

(in millions)	2022	2021
Net gain (loss) on investments(1)(2)
Private equity	$88	$278
Real assets	28	20
Other alternatives(3)	5	47
Other investments(4)	(201)	22
Subtotal	(80)	367
Other gains (losses)(5)	229	170
Total net gain (loss) on investments(1)(2)	149	537
Interest and dividend income	152	87
Interest expense	(212)	(205)
Net interest expense	(60)	(118)
Nonoperating income (expense)(1)	$89	$419

(1)
Net of net income (loss) attributable to NCI.
(2)
Management believes nonoperating income (expense), less net income (loss) attributable to NCI, is an effective measure for reviewing BlackRock’s nonoperating results, which ultimately impacts BlackRock’s book value. See Non-GAAP Financial Measures for further information on other non-GAAP financial measures.
(3)
Amounts primarily include net gains (losses) related to credit funds, direct hedge fund strategies and hedge fund solutions.
(4)
Amounts primarily include net gains (losses) related to unhedged equity, fixed income and multi-asset seed investments.
(5)
The amounts for the year ended December 31, 2022 and 2021 primarily include nonoperating noncash pre-tax gains in connection with the Company’s strategic minority investment in iCapital of approximately $267 million and $119 million, respectively. The amounts for the year ended December 31, 2021 also include nonoperating noncash pre-tax gains in connection with the Company’s strategic minority investment in Scalable Capital Limited of approximately $46 million. Additional amounts include noncash pre-tax gains (losses) related to the revaluation of certain other minority investments.

Income Tax Expense

	GAAP		As Adjusted
(in millions)	2022	2021	2022	2021
Operating income(1)	$6,385	$7,450	$6,711	$7,747
Total nonoperating income (expense)(1)(2)	$89	$419	$89	$419
Income before income taxes(2)	$6,474	$7,869	$6,800	$8,166
Income tax expense	$1,296	$1,968	$1,409	$1,912
Effective tax rate	20.0%	25.0%	20.7%	23.4%

(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures. Beginning in the first quarter of 2022, BlackRock updated the definitions of operating income, as adjusted, operating margin, as adjusted, and net income attributable to BlackRock, Inc., as adjusted, to include new adjustments. Such measures have been recast for 2021 to reflect the inclusion of such new adjustments. For further information, refer to Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI.

The Company’s tax rate is affected by tax rates in foreign jurisdictions and the relative amount of income earned in those jurisdictions, which the Company expects to be fairly consistent in the near term. The significant foreign jurisdictions that have different statutory tax rates than the US federal statutory rate of 21% include the UK, Canada, Switzerland and Germany.

2022 Income tax expense (GAAP) reflected:

•
a discrete tax benefit of $148 million, primarily related to the resolution of certain outstanding tax matters;
•
a discrete tax benefit of $87 million, related to stock-based compensation awards that vested in 2022; and
•
a discrete tax benefit of $35 million associated with the net noncash tax benefit related to the revaluation of certain deferred income tax liabilities.

The as adjusted effective tax rate of 20.7% for 2022 excluded the $35 million net noncash benefit mentioned above as it will not have a cash flow impact and to ensure comparability among periods presented.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law, which introduced new provisions including a corporate book minimum tax and an excise tax on net stock repurchases which became effective on January 1, 2023. BlackRock does not expect the IRA to have a material impact on its consolidated financial statements.

2021 Income tax expense (GAAP) reflected:

•
a $126 million net noncash expense associated with the revaluation of certain deferred income tax assets and liabilities related to legislation enacted in the UK increasing its corporate tax rate and state and local income tax changes; and
•
a discrete tax benefit of $43 million, related to stock-based compensation awards that vested in 2021.

The as adjusted effective tax rate of 23.4% for 2021 excluded the $126 million net noncash expense mentioned above as it will not have a cash flow impact and to ensure comparability among periods presented.

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

In addition, the Company records on its consolidated statements of financial condition the separate account collateral obtained under BlackRock Life Limited securities lending arrangements for which it has legal title as its own asset in addition to an equal and offsetting separate account collateral liability for the obligation to return the collateral. The collateral is not available to creditors of the Company, and the borrowers under the securities lending arrangements have no recourse to the Company’s assets.

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

	December 31, 2022
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$7,416	$—	$265	$7,151
Accounts receivable	3,264	—	—	3,264
Investments	7,466	—	1,047	6,419
Separate account assets and collateral held under securities lending agreements	59,831	59,831	—	—
Operating lease right-of-use assets	1,516	—	—	1,516
Other assets(3)	4,492	—	97	4,395
Subtotal	83,985	59,831	1,409	22,745
Goodwill and intangible assets, net	33,643	—	—	33,643
Total assets	$117,628	$59,831	$1,409	$56,388
Liabilities
Accrued compensation and benefits	$2,272	$—	$—	$2,272
Accounts payable and accrued liabilities	1,294	—	—	1,294
Borrowings	6,654	—	—	6,654
Separate account liabilities and collateral liabilities under securities lending agreements	59,831	59,831	—	—
Deferred income tax liabilities(4)	3,381	—	—	3,381
Operating lease liabilities	1,835	—	—	1,835
Other liabilities	3,576	—	427	3,149
Total liabilities	78,843	59,831	427	18,585
Equity
Total BlackRock, Inc. stockholders’ equity	37,744	—	—	37,744
Noncontrolling interests	1,041	—	982	59
Total equity	38,785	—	982	37,803
Total liabilities and equity	$117,628	$59,831	$1,409	$56,388

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

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the consolidated statements of financial condition as of December 31, 2022 and 2021 contained in Part II, Item 8 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at December 31, 2022 and 2021 included $265 million and $308 million, respectively, of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2022). Accounts receivable at December 31, 2022 decreased $525 million from December 31, 2021, primarily due to lower base and performance fee receivables. Investments, including the impact of CIPs increased $204 million from December 31, 2021 (for more information see Investments herein). Goodwill and intangible assets decreased $161 million from December 31, 2021, primarily due to amortization of intangible assets. Other assets increased $950 million from December 31, 2021, primarily related to an increase in certain corporate minority investments and property and equipment, partially offset by lower unit trust receivables (substantially offset by a decrease in unit trust payables recorded within other liabilities).

Liabilities. Accrued compensation and benefits at December 31, 2022 decreased $679 million from December 31, 2021, primarily due to lower 2022 incentive compensation accruals. Accounts payable and accrued liabilities at December 31, 2022 decreased $103 million from December 31, 2021. Borrowings at December 31, 2022 decreased $792 million from December 31, 2021, primarily due to repayments of $750 million. Other liabilities at December 31, 2022 decreased $448 million from December 31, 2021, primarily due to a decrease in uncertain tax positions and lower unit trust payables (substantially offset by a decrease in unit trust receivables recorded within other assets). Net deferred income tax liabilities at December 31, 2022 increased $623 million from December 31, 2021, primarily due to the effect of temporary differences associated with capitalized costs.

Investments

The Company’s investments were $7.5 billion and $7.3 billion at December 31, 2022 and 2021, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents investments, as adjusted, to enable investors to understand the portion of investments that is owned by the Company, net of NCI, as a gauge to measure the impact of changes in net nonoperating income (expense) on investments to net income (loss) attributable to BlackRock.

The Company further presents net “economic” investment exposure, net of hedged exposures, to reflect another helpful measure for investors. The impact of certain investments is mitigated by derivatives including total return swaps and futures. Carried interest capital allocations are excluded as there is no impact to BlackRock’s stockholders’ equity until such amounts are realized as performance fees. Finally, the Company’s regulatory investment in Federal Reserve Bank stock, which is not subject to market or interest rate risk, is excluded from the Company’s net economic investment exposure.

(in millions)	December 31, 2022	December 31, 2021
Investments, GAAP	$7,466	$7,262
Investments held by CIPs	(4,669)	(4,623)
Net interest in CIPs(1)	3,622	3,391
Investments, as adjusted	6,419	6,030
Federal Reserve Bank stock	(91)	(96)
Hedged exposures	(1,461)	(720)
Carried interest	(1,550)	(1,555)
Total “economic” investment exposure(2)	$3,317	$3,659

(1)
Amounts included $1.5 billion of carried interest (VIEs) as of both December 31, 2022 and 2021, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts exclude investments in strategic minority investments included in other assets on the consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at December 31, 2022 and 2021:

(in millions)	December 31, 2022	December 31, 2021
Equity/Fixed income/Multi-asset(1)	$2,423	$2,773
Alternatives:
Private equity	1,207	960
Real assets	368	279
Other alternatives(2)	780	367
Alternatives subtotal	2,355	1,606
Hedged exposures	(1,461)	(720)
Total “economic” investment exposure	$3,317	$3,659

(1)
Amounts include seed investments in equity, fixed income, and multi-asset mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in direct hedge fund strategies, hedge fund solutions, and alternative solutions.

As adjusted investment activity for 2022 and 2021 was as follows:

(in millions)	2022	2021
Investments, as adjusted, beginning balance	$6,030	$4,433
Purchases/capital contributions	1,532	1,885
Sales/maturities	(695)	(1,397)
Distributions (1)	(142)	(228)
Market appreciation(depreciation)/earnings from equity method investments	(224)	461
Carried interest capital allocations/(distributions)	(5)	928
Other(2)	(77)	(52)
Investments, as adjusted, ending balance	$6,419	$6,030

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

The following table presents a reconciliation of the consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2020	$8,681	$206	$8,475
Net cash provided by/(used in) operating activities	4,944	(1,224)	6,168
Net cash provided by/(used in) investing activities	(1,937)	(104)	(1,833)
Net cash provided by/(used in) financing activities	(2,287)	1,430	(3,717)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(61)	—	(61)
Net increase/(decrease) in cash, cash equivalents and restricted cash	659	102	557
Cash, cash equivalents and restricted cash, December 31, 2021	$9,340	$308	$9,032
Net cash provided by/(used in) operating activities	4,956	(712)	5,668
Net cash provided by/(used in) investing activities	(1,130)	77	(1,207)
Net cash provided by/(used in) financing activities	(5,442)	592	(6,034)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(291)	—	(291)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,907)	(43)	(1,864)
Cash, cash equivalents and restricted cash, December 31, 2022	$7,433	$265	$7,168

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

Cash flows used in investing activities, excluding the impact of CIPs, for 2022 were $1.2 billion and primarily reflected $744 million of net investment purchases and $533 million of purchases of property and equipment, partially offset by $70 million of distributions of capital from equity method investees.

Cash flows used in financing activities, excluding the impact of CIPs, for 2022 were $6.0 billion, primarily resulting from $3.0 billion of cash dividend payments, $2.3 billion of share repurchases, including $1.9 billion in open market transactions and $0.4 billion of employee tax withholdings related to employee stock transactions, and $0.8 billion of repayments of borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at December 31, 2022 and 2021 were as follows:

(in millions)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$7,416	$9,323
Cash and cash equivalents held by CIPs(1)	(265)	(308)
Subtotal(2)	7,151	9,015
Credit facility — undrawn	4,700	4,400
Total liquidity resources	$11,851	$13,415

(1)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(2)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 50% at both December 31, 2022 and 2021. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

Total liquidity resources decreased $1.6 billion during 2022, primarily reflecting cash dividend payments of $3.0 billion, share repurchases of $2.3 billion and $0.8 billion of repayments of borrowings, partially offset by cash flows from other operating activities and a $0.3 billion increase in the aggregate commitment amount under the credit facility.

A significant portion of the Company’s $6.4 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. During 2022, the Company repurchased 2.7 million common shares under the Company’s existing share repurchase program for approximately $1.9 billion. At December 31, 2022, there were approximately 0.9 million shares still authorized to be repurchased under the program.

In January 2023, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program for a total of up to approximately 7.9 million shares of BlackRock common stock.

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

At December 31, 2022 and 2021, the Company was required to maintain approximately $2.2 billion and $2.3 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

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

Short-Term Borrowings

2022 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2022 credit facility”). In March 2022, the 2022 credit facility was amended to, among other things, (1) increase the aggregate commitment amount by $300 million to $4.7 billion, (2) extend the maturity date to March 2027, (3) change the rate for borrowings denominated in US dollars from a rate based on the London Interbank Offered Rate (“LIBOR”) to a rate based on the secured overnight financing rate (“SOFR”) subject to certain adjustments and (4) modify certain specified targets for the sustainability-linked pricing mechanics. The 2022 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2022 credit facility to an aggregate principal amount of up to $5.7 billion. The 2022 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2022. At December 31, 2022, the Company had no amount outstanding under the 2022 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2022 credit facility. At December 31, 2022, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value of long-term borrowings at December 31, 2022 included the following:

(in millions)	Maturity Amount	Carrying Value	Maturity
3.50% Notes	$1,000	$999	March 2024
1.25% Notes(1)	747	745	May 2025
3.20% Notes	700	697	March 2027
3.25% Notes	1,000	992	April 2029
2.40% Notes	1,000	994	April 2030
1.90% Notes	1,250	1,241	January 2031
2.10% Notes	1,000	986	February 2032
Total Long-term Borrowings	$6,697	$6,654

(1)
The carrying value of the 1.25% Notes is calculated using the EUR/USD foreign exchange rate as of December 31, 2022.

In June 2022, the Company fully repaid $750 million of 3.375% notes at maturity.

For more information on Company’s borrowings, see Note 15, Borrowings, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Contractual Obligations, Commitments and Contingencies

The Company’s material contractual obligations, commitments and contingencies at December 31, 2022 include borrowings, operating leases, investment commitments, compensation and benefits obligations, and purchase obligations.

Borrowings. At December 31, 2022, the Company had outstanding borrowings with varying maturities for an aggregate principal amount of $6.7 billion, all of which is payable beyond the next 12 months. Future interest payments associated with these borrowings total $974 million, of which $168 million is payable within 12 months. See Note 15, Borrowings, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Operating Leases. The Company leases its primary office locations under agreements that expire on varying dates through 2043. At December 31, 2022, the Company had operating lease payment obligations of approximately $2.3 billion, of which $142 million is payable within 12 months. See Note 13, Leases, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Investment Commitments. At December 31, 2022, the Company had $884 million of various capital commitments to fund sponsored investment products, including CIPs. These products include various illiquid alternative products, including private equity funds and real assets funds, and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Compensation and Benefit Obligations. The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements. Accrued compensation and benefits at December 31, 2022 totaled $2.3 billion and included annual incentive compensation of $1.4 billion, deferred compensation of $0.5 billion and other compensation and benefits related obligations of $0.4 billion. Substantially all of the incentive compensation liability was paid in the first quarter of 2023, while the deferred compensation obligations are payable over various periods, with the majority payable over periods of up to three years.

Purchase Obligations. In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations represent executory contracts, which are either noncancelable or cancelable with a penalty. At December 31, 2022, the Company’s obligations primarily reflected standard service contracts for market data, technology, office-related services, marketing and promotional services, and obligations for equipment. Purchase obligations are recorded on the consolidated financial statements when services are provided and, as such, obligations for services and equipment not received are not included in the consolidated statement of financial condition at December 31, 2022. At December 31, 2022, the Company had purchase obligations of $650 million, of which approximately $190 million is payable within 12 months.

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

Consolidation

The Company consolidates entities in which the Company has a controlling financial interest. The company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities’ economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as on-going redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of December 31, 2022, the Company was deemed to be the PB of 90 VIEs. See Note 6, Consolidated Sponsored Investment Products, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

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

Changes in Valuation. Changes in value on $5.3 billion of investments will impact the Company’s nonoperating income (expense), $635 million are held at cost or amortized cost and the remaining $1.6 billion relates to carried interest, which will not impact nonoperating income (expense). At December 31, 2022, changes in fair value of $3.2 billion of CIPs will impact BlackRock’s net income (loss) attributable to NCI on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of CIPs was $2.1 billion.

Goodwill and Intangible Assets

Goodwill. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. The impairment assessment performed as of July 31, 2022 indicated no impairment charge was required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2022, the Company’s common stock closed at $708.63, which exceeded its book value of $252.04 per share.

Indefinite-lived and finite-lived intangibles. Indefinite-lived intangible assets represent the value of advisory contracts acquired in business acquisitions to manage AUM in proprietary open-end investment funds, collective trust funds and certain other commingled products without a specified termination date. The assignment of indefinite lives to such contracts primarily is based upon the following: (1) the assumption that there is no foreseeable limit on the contract period to manage these products; (2) the Company expects to, and has the ability to, continue to operate these products indefinitely; (3) the products have multiple investors and are not reliant on a single investor or small group of investors for their continued operation; (4) current competitive factors and economic conditions do not indicate a finite life; and (5) there is a high likelihood of continued renewal based on historical experience. In addition, trade names/trademarks are considered indefinite-lived intangibles if they are expected to generate cash flows indefinitely. Indefinite-lived intangible assets are not amortized.

Finite-lived intangible assets represent finite-lived investor/customer relationships, technology related assets, and management contracts, which relate to acquired separate accounts and funds, that are expected to contribute to the future cash flows of the Company for a specified period of time. Finite-lived intangible assets are amortized over their remaining expected useful lives, which, at December 31, 2022 ranged from approximately 1 to 8 years with a weighted-average remaining estimated useful life of approximately 6 years.

The Company performs assessments to determine if any intangible assets are impaired at least annually, as of July 31st, or more frequently if events or changes in circumstances indicate that it is more likely than not that the intangible asset might be impaired.

In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying value, BlackRock performed certain quantitative assessments and assessed various significant quantitative factors including AUM, revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. In addition, the Company considered other qualitative factors including: (1) macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (2) industry and market considerations such as a deterioration in the environment in which the Company operates, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for an entity’s services, or regulatory, legal or political developments; and (3) Company-specific events, such as a change in management or key personnel, overall financial performance and litigation that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset. If an indefinite-lived intangible is determined to be more likely than not impaired, then the fair value of the asset, which is generally determined using an income approach, is compared with its carrying value and any excess of the carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs.

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

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed and whether the indefinite-life and finite-life classifications are still appropriate. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $151 million, $147 million and $106 million for 2022, 2021 and 2020, respectively.

In 2022, 2021 and 2020, the Company performed impairment tests, including evaluating various qualitative factors and performing certain quantitative assessments. The Company determined that no impairment charges were required and that the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes were required to the expected lives of the finite-lived intangibles. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

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

Performance fees, including carried interest, are recognized when it is determined that they are no longer probable of significant reversal (such as upon the sale of a fund’s investment or when the investment performance exceeds a contractual threshold at the end of a specified measurement period). Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Significant judgment is involved in making such determination. Performance fees typically arise from investment management services that began in prior reporting periods. Consequently, a portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest. These factors include but are not limited to whether: (1) the amounts are dependent on the financial markets and, thus, are highly susceptible to factors outside the Company’s influence; (2) the ultimate payments have a large number and a broad range of possible amounts; and (3) the funds or separately managed accounts have the ability to (a) invest or reinvest their sales proceeds or (b) distribute their sales proceeds, and determine the timing of such distributions.

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

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2022 and 2021, the Company had $1.4 billion and $1.5 billion, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 17, Revenue, in the notes to the consolidated financial statements for detailed changes in the deferred carried interest liability balance for 2022 and 2021.

The Company earns revenue for providing technology services. Determining the amount of revenue to recognize requires judgment and estimates. Complex arrangements with nonstandard terms and conditions may require contract interpretation to determine the appropriate accounting, including whether promised goods and services specified in an arrangement, are distinct performance obligations, and should be accounted for separately. Other judgments include determining whether performance obligations are satisfied over time or at a point in time. Fees earned for technology services are primarily recorded as services are performed over time and are generally determined using the value of positions on the Aladdin platform or on a fixed-rate basis. Revenue derived from the sale of software licenses is recognized upon the granting of access rights.

Adjustments to revenue arising from initial estimates recorded historically have been immaterial since the majority of BlackRock’s investment advisory and administration revenue is calculated based on AUM, recognized when known, and given the Company does not record performance fee revenue until: (1) performance thresholds have been exceeded and (2) management determines the fees are no longer probable of significant reversal. See Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing for more information on revenue recognition, including other revenue streams.

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

Significant management judgment is required in estimating the ranges of possible outcomes and determining the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2022, BlackRock had $912 million of gross unrecognized tax benefits, of which $497 million, if recognized, would affect the effective tax rate.

Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2022, the Company had deferred income tax assets of $237 million and deferred income tax liabilities of $3.4 billion on the consolidated statement of financial condition. Changes in deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2022, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes to establish a performance track record or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures and swaps to hedge market and interest rate exposure to certain investments. The Company had outstanding futures with an aggregate notional value of approximately $1.5 billion and zero at December 31, 2022 and 2021, respectively. In addition, the Company had outstanding total return swaps with an aggregate notional value of zero and approximately $720 million at December 31, 2022 and 2021, respectively.

At December 31, 2022, approximately $4.7 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $3.3 billion. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Balance Sheet Overview-Investments for further information on the Company’s investments.

Equity Market Price Risk. At December 31, 2022, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1.4 billion of the Company’s total economic investment exposure. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $142 million in the carrying value of such investments.

Interest-Rate/Credit Spread Risk. At December 31, 2022, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $1.9 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $43 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and Euro, was approximately $1 billion at December 31, 2022. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $100 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At December 31, 2022, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.2 billion with expiration dates in January 2023.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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

February 24, 2023

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

Item 11. Executive Compensation

The information contained in the sections captioned “Management Development & Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation Discussion and Analysis” and “Corporate Governance – 2022 Director Compensation” of the Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.
3.1.1(2)	Certificate of Change of Registered Agent and/or Registered Office.
3.2(2)	Amended and Restated Bylaws of BlackRock.
4.1(3)	Specimen of Common Stock Certificate.
4.2(4)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.
4.3(5)	Form of 3.500% Notes due 2024.
4.4(6)	Form of 1.250% Notes due 2025.
4.5(7)	Form of 3.200% Notes due 2027.
4.6(8)	Form of 3.250% Notes due 2029.
4.7(9)	Form of 2.400% Notes due 2030.
4.8(10)	Form of 1.900% Notes due 2031.
4.9(11)	Form of 2.10% Notes due 2032.
4.10(6)	Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the Indenture.
4.11(12)	Description of Securities.
10.1(13)	BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.2(14)	Amendment to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.3(15)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan.+
10.4(16)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+
10.5(17)	Form of Restricted Stock Unit Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.6(17)	Form of Performance-Based Restricted Stock Unit Agreement (BPIP) under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.7(19)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.8(19)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.9(19)

Form of Directors’ Restricted Stock Unit Agreement expected to be used in connection with future grants of Restricted Stock Units under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+

10.10(18)	Form of Performance-Based Stock Option Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan. +
10.11(13)	BlackRock, Inc. Amended and Restated Voluntary Deferred Compensation Plan, as amended and restated as of November 16, 2015.+
10.12(20)

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

10.13(21)

Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.14(22)

Amendment No. 2, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.15(23)

Amendment No. 3, dated as of March 28, 2014, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

Exhibit No.	Description
10.16(24)

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

10.25(33)

Lease Agreement, dated as of February 17, 2010, among BlackRock Investment Management (UK) Limited and Mourant & Co Trustees Limited and Mourant Property Trustees Limited as Trustees of the Drapers Gardens Unit Trust for the lease of Drapers Gardens, 12 Throgmorton Avenue, London, EC2, United Kingdom.

10.26(34)	Lease, by and between BlackRock, Inc. and 50 HYMC Holdings LLC.*
10.27(35)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock.+
10.28(36)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of December 23, 2014.
10.29(36)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Citigroup Global Markets Inc., dated as of December 23, 2014.
10.30(36)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of January 6, 2015.
10.31(36)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Credit Suisse Securities (USA) LLC dated as of January 6, 2015.
10.32(37)	BlackRock, Inc. Leadership Retention Carry Plan.+
10.33(38)	Form of Percentage Points Award Agreement pursuant to the BlackRock, Inc. Leadership Retention Carry Plan.+
21.1	Subsidiaries of Registrant.
23.1	Deloitte & Touche LLP Consent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
(10)
Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 6, 2020.
(11)
Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 10, 2021.

(12)
Incorporated by reference to BlackRock's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
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
(25)
Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 14, 2016.
(26)
Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 11, 2017.
(27)
Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 6, 2018.
(28)
Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 29, 2019.
(29)
Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 1, 2020.
(30)
Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 6, 2021.
(31)
Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 13, 2021.
(32)
Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 1, 2022.
(33)
Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.
(34)
Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(35)
Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.
(36)
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

February 24, 2023

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

Signature	Title	Date
/S/ LAURENCE D. FINK	Chairman, Chief Executive Officer and Director	February 24, 2023
Laurence D. Fink	(Principal Executive Officer)
/S/ GARY S. SHEDLIN	Senior Managing Director and Chief Financial Officer	February 24, 2023
Gary S. Shedlin	(Principal Financial Officer)
/S/ MARC D. COMERCHERO	Managing Director and Chief Accounting Officer	February 24, 2023
Marc D. Comerchero	(Principal Accounting Officer)
/S/ BADER M. ALSAAD	Director	February 24, 2023
Bader M. Alsaad
/S/ PAMELA DALEY	Director	February 24, 2023
Pamela Daley
/S/ WILLIAM E. FORD	Director	February 24, 2023
William E. Ford
/S/ FABRIZIO FREDA	Director	February 24, 2023
Fabrizio Freda
/S/ MURRY S. GERBER	Director	February 24, 2023
Murry S. Gerber
/S/ MARGARET L. JOHNSON	Director	February 24, 2023
Margaret L. Johnson
/S/ ROBERT S. KAPITO	Director	February 24, 2023
Robert S. Kapito
/S/ CHERYL D. MILLS	Director	February 24, 2023
Cheryl D. Mills
/S/ GORDON M. NIXON	Director	February 24, 2023
Gordon M. Nixon
/S/ KRISTIN PECK	Director	February 24, 2023
Kristin Peck
/S/ CHARLES H. ROBBINS	Director	February 24, 2023
Charles H. Robbins
/S/ MARCO ANTONIO SLIM DOMIT	Director	February 24, 2023
Marco Antonio Slim Domit
/S/ HANS E. VESTBERG	Director	February 24, 2023
Hans E. Vestberg
/S/ SUSAN L. WAGNER	Director	February 24, 2023
Susan L. Wagner
/S/ MARK WILSON	Director	February 24, 2023
Mark Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating management's assessment of whether the indefinite-lived intangible assets were more likely than not impaired included the following, among others:

•
We tested the design and operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment analysis, including those related to management’s assessment of the factors that impact the fair value of the Company’s indefinite lived intangible assets.
•
We evaluated management’s assessment of the factors considered including AUM growth rates, revenue basis points, operating margins, tax rates and discount rate by comparing management’s assumptions to historical amounts, and internal communications to management and the Board of Directors. Further, with the assistance of our fair value specialists, we evaluated the Company’s assumptions by comparing them to analyst and industry reports; the Company’s peers; GDP growth rates; inflation rates; and other macroeconomic factors utilizing external market data.
•
We evaluated the impact of changes in the impairment factors, including macroeconomic conditions, industry and market considerations, and Company-specific events from July 31, 2022, the annual impairment assessment date, to December 31, 2022 and evaluated any changes in the impairment factors.

/s/ Deloitte & Touche LLP

New York, New York

February 24, 2023

We have served as the Company's auditor since 2002.

BlackRock, Inc.

Consolidated Statements of Financial Condition

(in millions, except shares and per share data)	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents(1)	$7,416	$9,323
Accounts receivable	3,264	3,789
Investments(1)	7,466	7,262
Separate account assets	54,066	86,226
Separate account collateral held under securities lending agreements	5,765	7,081
Property and equipment (net of accumulated depreciation and amortization of $1,390 and $1,256 at December 31, 2022 and 2021, respectively)	1,031	762
Intangible assets (net of accumulated amortization of $483 and $399 at December 31, 2022 and 2021, respectively)	18,302	18,453
Goodwill	15,341	15,351
Operating lease right-of-use assets	1,516	1,621
Other assets(1)	3,461	2,780
Total assets	$117,628	$152,648
Liabilities
Accrued compensation and benefits	$2,272	$2,951
Accounts payable and accrued liabilities	1,294	1,397
Borrowings	6,654	7,446
Separate account liabilities	54,066	86,226
Separate account collateral liabilities under securities lending agreements	5,765	7,081
Deferred income tax liabilities	3,381	2,758
Operating lease liabilities	1,835	1,872
Other liabilities(1)	3,576	4,024
Total liabilities	78,843	113,755
Commitments and contingencies (Note 16)
Temporary equity
Redeemable noncontrolling interests	909	1,087
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at December 31, 2022 and 2021;
   Shares issued: 172,075,373 at December 31, 2022 and 2021;
   Shares outstanding: 149,756,492 and 151,684,491 at December 31, 2022 and 2021, respectively

Additional paid-in capital	19,772	19,640
Retained earnings	29,876	27,688
Accumulated other comprehensive loss	(1,101)	(550)
Treasury stock, common, at cost (22,318,881 and 20,390,882 shares held at December 31, 2022 and 2021, respectively)	(10,805)	(9,087)
Total BlackRock, Inc. stockholders’ equity	37,744	37,693
Nonredeemable noncontrolling interests	132	113
Total permanent equity	37,876	37,806
Total liabilities, temporary equity and permanent equity	$117,628	$152,648

(1)
At December 31, 2022, cash and cash equivalents, investments, other assets and other liabilities include $234 million, $3.9 billion, $68 million and $1.9 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2021, cash and cash equivalents, investments, other assets and other liabilities include $251 million, $4.0 billion, $50 million and $1.9 billion, respectively, related to consolidated VIEs.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(in millions, except per share data)	2022	2021	2020
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$10,848	$11,474	$9,079
Other third parties	3,603	3,786	3,560
Total investment advisory, administration fees and securities lending revenue	14,451	15,260	12,639
Investment advisory performance fees	514	1,143	1,104
Technology services revenue	1,364	1,281	1,139
Distribution fees	1,381	1,521	1,131
Advisory and other revenue	163	169	192
Total revenue	17,873	19,374	16,205
Expense
Employee compensation and benefits	5,681	6,043	5,041
Distribution and servicing costs	2,179	2,200	1,835
Direct fund expense	1,226	1,313	1,063
General and administration expense	2,160	2,221	2,465
Restructuring charge	91	—	—
Amortization of intangible assets	151	147	106
Total expense	11,488	11,924	10,510
Operating income	6,385	7,450	5,695
Nonoperating income (expense)
Net gain (loss) on investments	(35)	841	972
Interest and dividend income	152	87	62
Interest expense	(212)	(205)	(205)
Total nonoperating income (expense)	(95)	723	829
Income before income taxes	6,290	8,173	6,524
Income tax expense	1,296	1,968	1,238
Net income	4,994	6,205	5,286
Less:
Net income (loss) attributable to noncontrolling interests	(184)	304	354
Net income attributable to BlackRock, Inc.	$5,178	$5,901	$4,932
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$34.31	$38.76	$32.13
Diluted	$33.97	$38.22	$31.85
Weighted-average common shares outstanding:
Basic	150.9	152.2	153.5
Diluted	152.4	154.4	154.8

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(in millions)	2022	2021	2020
Net income	$4,994	$6,205	$5,286
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(551)	(213)	234
Other comprehensive income (loss)	(551)	(213)	234
Comprehensive income	4,443	5,992	5,520
Less: Comprehensive income (loss) attributable to noncontrolling interests	(184)	304	354
Comprehensive income attributable to BlackRock, Inc.	$4,627	$5,688	$5,166

(1)
Amount for 2022 includes a gain from a net investment hedge of $37 million (net of tax expense of $12 million). Amount for 2021 includes a gain from a net investment hedge of $46 million (net of tax expense of $14 million). Amount for 2020 includes a loss from a net investment hedge of $54 million (net of tax benefit of $17 million).

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2019	$19,188	$21,662	$(571)	$(6,732)	$33,547	$66	$33,613	$1,316
Net income	—	4,932	—	—	4,932	(1)	4,931	355
Dividends declared ($14.52 per share)	—	(2,260)	—	—	(2,260)	—	(2,260)	—
Stock-based compensation	622	—	—	—	622	—	622	—
Issuance of common shares related to employee stock transactions	(515)	—	—	532	17	—	17	—
Employee tax withholdings related to employee stock transactions	—	—	—	(297)	(297)	—	(297)	—
Shares repurchased	—	—	—	(1,512)	(1,512)	—	(1,512)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(14)	(14)	2,065
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(1,414)
Other comprehensive income (loss)	—	—	234	—	234	—	234	—
December 31, 2020	$19,295	$24,334	$(337)	$(8,009)	$35,283	$51	$35,334	$2,322
Net income	—	5,901	—	—	5,901	(2)	5,899	306
Dividends declared ($16.52 per share)	—	(2,547)	—	—	(2,547)	—	(2,547)	—
Stock-based compensation	734	—	—	—	734	—	734	—
Issuance of common shares related to employee stock transactions	(387)	—	—	407	20	—	20	—
Employee tax withholdings related to employee stock transactions	—	—	—	(285)	(285)	—	(285)	—
Shares repurchased	—	—	—	(1,200)	(1,200)	—	(1,200)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	67	67	1,408
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	(3)	(3)	(2,949)
Other comprehensive income (loss)	—	—	(213)	—	(213)	—	(213)	—
December 31, 2021	$19,642	$27,688	$(550)	$(9,087)	$37,693	$113	$37,806	$1,087
Net income	—	5,178	—	—	5,178	6	5,184	(190)
Dividends declared ($19.52 per share)	—	(2,990)	—	—	(2,990)	—	(2,990)	—
Stock-based compensation	708	—	—	—	708	—	708	—
Issuance of common shares related to employee stock transactions	(576)	—	—	614	38	—	38	—
Employee tax withholdings related to employee stock transactions	—	—	—	(457)	(457)	—	(457)	—
Shares repurchased	—	—	—	(1,875)	(1,875)	—	(1,875)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	4	4	614
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	9	9	(602)
Other comprehensive income (loss)	—	—	(551)	—	(551)	—	(551)	—
December 31, 2022	$19,774	$29,876	$(1,101)	$(10,805)	$37,744	$132	$37,876	$909

(1)
Amounts include $2 million of common stock at December 31, 2022, 2021, 2020 and 2019.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(in millions)	2022	2021	2020
Operating activities
Net income	$4,994	$6,205	$5,286
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	418	415	358
Noncash lease expense	165	144	118
Stock-based compensation	708	734	622
Deferred income tax expense (benefit)	602	(865)	(157)
Charitable Contribution	—	—	589
Gain related to the Charitable Contribution	—	—	(122)
Contingent consideration fair value adjustments	3	34	23
Other investment gains	(268)	(165)	(244)
Net (gains) losses within CIPs	400	(302)	(501)
Net (purchases) proceeds within CIPs	(1,190)	(1,683)	(2,282)
(Earnings) losses from equity method investees	(29)	(315)	(148)
Distributions of earnings from equity method investees	50	84	32
Changes in operating assets and liabilities:
Accounts receivable	416	(322)	(313)
Investments, trading	196	323	160
Other assets	(166)	(172)	(60)
Accrued compensation and benefits	(711)	412	487
Accounts payable and accrued liabilities	(151)	342	(115)
Other liabilities	(481)	75	10
Net cash provided by/(used in) operating activities	4,956	4,944	3,743
Investing activities
Purchases of investments	(824)	(910)	(359)
Proceeds from sales and maturities of investments	242	429	187
Distributions of capital from equity method investees	70	95	183
Net consolidations (deconsolidations) of sponsored investment funds	(85)	(104)	(71)
Acquisitions, net of cash acquired	—	(1,106)	—
Purchases of property and equipment	(533)	(341)	(194)
Net cash provided by/(used in) investing activities	(1,130)	(1,937)	(254)
Financing activities
Proceeds from long-term borrowings	—	991	2,245
Repayments of long-term borrowings	(750)	(750)	—
Cash dividends paid	(2,990)	(2,547)	(2,260)
Proceeds from stock options exercised	11	—	—
Repurchases of common stock	(2,332)	(1,485)	(1,809)
Net proceeds from (repayments of) borrowings by CIPs	(26)	32	51
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	618	1,475	2,051
Other financing activities	27	(3)	(34)
Net cash provided by/(used in) financing activities	(5,442)	(2,287)	244
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(291)	(61)	102
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,907)	659	3,835
Cash, cash equivalents and restricted cash, beginning of year	9,340	8,681	4,846
Cash, cash equivalents and restricted cash, end of year	$7,433	$9,340	$8,681
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$177	$189	$183
Income taxes (net of refunds)	$1,067	$2,720	$1,308
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$576	$387	$515
Charitable Contribution of an investment	$—	$—	$(589)
Increase/(decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(593)	$(2,952)	$(1,414)

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

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to offer choice and tailor investment outcomes and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® and BlackRock exchange-traded funds (“ETFs”), separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, eFront and Cachematrix, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

2. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Noncontrolling interests (“NCI”) on the consolidated statements of financial condition represent the portion of consolidated sponsored investment products (“CIPs”) and a consolidated affiliate (collectively, “consolidated entities”) in which the Company does not have direct equity ownership. Intercompany balances and transactions have been eliminated upon consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

Certain prior period presentations and disclosures, while not required to be recast, may be reclassified to ensure comparability with current period classifications.

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

Investments in Equity Securities. Equity securities are generally carried at fair value on the consolidated statements of financial condition with changes in the fair value recorded through net income (“FVTNI”) within nonoperating income (expense). For nonmarketable equity securities, the Company generally elects to apply the practicality exception to fair value measurement, under which such securities will be measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded through net income within nonoperating income (expense). Dividends received are recorded as dividend income within nonoperating income (expense).

Equity Method. The Company applies the equity method of accounting for equity investments where the Company does not consolidate the investee, but can exert significant influence over the financial and operating policies of the investee. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of its investees is based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms of BlackRock's contractual agreements, including investor voting or other rights, any influence BlackRock may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the entity’s operating documents and the relationship between BlackRock and other investors in the entity. The Company’s share of the investee’s underlying net income or loss is recorded as net gain (loss) on investments within nonoperating income (expense) and as other revenue for certain strategic minority investments since such investees are considered to be an extension of the Company’s core business. The Company’s share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the consolidated statement of financial condition. Distributions received reduce the Company’s carrying value of the investee and the cost basis if deemed to be a return of capital. The Company classifies distributions in the consolidated statements of cash flows as either distributions of earnings (operating) or distributions of capital (investing) based on the nature of the distribution.

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

Consolidation. The Company performs an analysis for investment products to determine if the product is a VIE or a VRE. Factors considered in this analysis include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders and the Company’s contractual involvement with, and economic interest in, the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VIEs are consolidated if the Company is the primary beneficiary (“PB”) of the entity. VREs are typically consolidated if the Company holds the majority voting interest. Upon the occurrence of certain events (such as contributions and redemptions, either by the Company, or third parties, or amendments to an entity’s governing documents), management reviews and reconsiders its previous conclusion regarding the status of an entity as a VIE or a VRE. Additionally, management continually reconsiders whether the Company is deemed to be a VIE’s PB that consolidates such entity.

Consolidation of Variable Interest Entities. Certain investment products for which a controlling financial interest is achieved through arrangements that do not involve or are not directly linked to voting interests are deemed consolidated VIEs. BlackRock reviews factors, including whether or not (1) the entity has equity at risk that is sufficient to permit the entity to finance its activities without additional subordinated support from other parties and (2) the equity holders at risk have the obligation to absorb losses, the right to receive residual returns, and the right to direct the activities of the entity that most significantly impact the entity’s economic performance, to determine if the investment product is a VIE.

The PB of a VIE is defined as the variable interest holder that has a controlling financial interest in the VIE. A controlling financial interest is defined as (1) the power to direct the activities of the VIE that most significantly impact its economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the VIE. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once economic interest falls below 10%.

Consolidation of Voting Rights Entities. BlackRock is required to consolidate an investee to the extent that BlackRock can exert control over the financial and operating policies of the investee, which generally exists if there is a greater than 50% voting equity interest.

Retention of Specialized Investment Company Accounting Principles. Upon consolidation of sponsored investment products, the Company retains the specialized investment company accounting principles of the underlying funds. All of the underlying investments held by such CIPs are carried at fair value with corresponding changes in the investments’ fair values reflected in net income within nonoperating income (expense). When the Company no longer controls these funds due to reduced ownership percentage or other reasons, the funds are deconsolidated and accounted for as an equity method investment or equity securities FVTNI.

Separate Account Assets and Liabilities. Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company, which is a registered life insurance company in the United Kingdom ("UK"), and represent segregated assets held for purposes of funding individual and group pension contracts. The life insurance company does not underwrite any insurance contracts that involve any insurance risk transfer from the insured to the life insurance company. The separate account assets primarily include equity securities, debt securities, money market funds and derivatives. The separate account assets are not subject to general claims of the creditors of BlackRock. These separate account assets and the related equal and offsetting liabilities are recorded as separate account assets and separate account liabilities on the consolidated statements of financial condition.

The net investment income attributable to separate account assets supporting individual and group pension contracts accrues directly to the contract owner and is not reported on the consolidated statements of income. While BlackRock has no economic interest in these separate account assets and liabilities, BlackRock earns policy administration and management fees associated with these products, which are included in investment advisory, administration fees (collectively “base fees”) and securities lending revenue on the consolidated statements of income.

Separate Account Collateral Assets Held and Liabilities Under Securities Lending Agreements. The Company facilitates securities lending arrangements whereby securities held by separate accounts maintained by BlackRock Life Limited are lent to third parties under global master securities lending agreements. In exchange, the Company receives collateral by obtaining either (1) legal title or (2) first ranking priority security interest. The minimum collateral values generally range from approximately 102% to 112% of the value of the securities lent in order to reduce counterparty risk. The required collateral value is calculated on a daily basis. The global master securities lending agreements provide the Company the right to request additional collateral or, in the event of borrower default, the right to liquidate collateral. The securities lending transactions entered into by the Company are accompanied by an agreement that entitles the Company to request the borrower to return the securities at any time; therefore, these transactions are not reported as sales.

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

At December 31, 2022 and 2021, the fair value of loaned securities held by separate accounts was approximately $10.2 billion and $13.2 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $11.0 billion and $14.1 billion, respectively, of which approximately $5.8 billion as of 2022 and $7.1 billion as of 2021 was recognized on the consolidated statements of financial condition. During 2022 and 2021, the Company had not resold or repledged any of the collateral received under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in base fees and securities lending revenue on the consolidated statements of income.

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

In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than its carrying value, BlackRock assesses various significant quantitative factors, including assets under management (“AUM”), revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates. If an indefinite-lived intangible is determined to be more likely than not impaired, then the fair value of the asset is compared with its carrying value and any excess of the carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs.

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

The Company also earns revenue by lending securities on behalf of clients, primarily to highly rated banks and broker-dealers. The securities loaned are collateralized by either cash or securities, generally ranging from 102% to 112% of the value of the loaned securities. Securities lending fees are based on (1) a percentage of the notional value of the loaned securities and (2) a spread between the interest earned on the reinvested cash collateral and the amount rebated to the borrower. Revenue is recognized over time as services are performed. Generally, the securities lending fees are shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed. For 2022, 2021 and 2020, securities lending revenue earned by the Company totaled $599 million, $555 million and $652 million, respectively, and is recorded in investment advisory, administration and securities lending revenue on the consolidated statements of income. Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

Money Market Fee Waivers. The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). During 2022, 2021 and 2020, these waivers resulted in a reduction of management fees of approximately $72 million, $500 million, and $35 million respectively, which was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. The Company may increase or decrease the level of Yield Support waivers in future periods.

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

Distribution fees primarily consist of ongoing distribution fees, shareholder servicing fees and upfront sales commissions for serving as the principal underwriter and/or distributor for certain managed mutual funds. The service of distribution is satisfied at the point in time when an investor makes an investment in a share class of the managed mutual funds. Fees are generally considered variable consideration because they are based on the value of AUM and are uncertain on trade date. Accordingly, the Company recognizes distribution fees when the amounts become known and the portion recognized in the current period may relate to distribution services performed in prior periods. Upfront sales commissions are recognized on a trade date basis. Shareholder servicing fees are based on AUM and recognized in revenue as the services are performed.

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

The Company measures the grant-date fair value of restricted stock units (“RSUs”) using the Company’s stock price on the date of grant. Stock-based awards may have performance, market and/or service conditions. For employee stock options and awards with market conditions, the Company uses pricing models. Compensation cost for awards containing performance conditions is recognized if it is probable that the conditions will be achieved. The probability of achievement is assessed on a quarterly basis. If a stock-based award is modified after the grant-date, incremental compensation cost is recognized for an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Awards under the Company’s stock-based compensation plans vest over various periods. Compensation cost is recorded by the Company on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award is, in-substance, multiple awards and is adjusted for actual forfeitures as they occur.

The Company amortizes the grant-date fair value of stock-based compensation awards made to retirement-eligible employees over the requisite service period. Upon notification of retirement, the Company accelerates the unamortized portion of the award over the contractually required retirement notification period.

The Company recognizes all excess tax benefits and deficiencies in income tax expense on the consolidated statements of income, which results in volatility of income tax expense as a result of fluctuations in the Company’s stock price. Accordingly, the Company recorded a discrete income tax benefit of $87 million, $43 million and $36 million during 2022, 2021 and 2020, respectively, for vested RSUs where the grant date stock price was lower than the vesting date stock price.

Distribution and Servicing Costs. Distribution and servicing costs include payments to third parties, primarily associated with distribution and servicing of client investments in certain BlackRock products. Distribution and servicing costs are expensed as incurred.

Direct Fund Expense. Direct fund expense, which is expensed as incurred, primarily consists of third-party nonadvisory expense incurred by BlackRock related to certain investment products for the use of certain index trademarks, reference data for certain indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, audit and tax services as well as other fund-related expense directly attributable to the nonadvisory operations of the fund.

Leases. The Company determines if a contract is a lease or contains a lease at inception. The Company accounts for its office facility leases as operating leases, which may include escalation clauses that are based on an index or market rate. The Company accounts for lease and non-lease components, including common areas maintenance charges, as a single component for its leases. The Company elected the short-term lease exception for leases with an initial term of 12 months or less. Consequently, such leases are not recorded on the consolidated statements of financial condition. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain they will be exercised or not.

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

Foreign Exchange. Foreign currency transactions are recorded at the exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities that are denominated in foreign currencies are subsequently remeasured into the functional currencies of the Company's subsidiaries at the rates prevailing at each balance sheet date. Gains and losses arising on remeasurement are included in general and administration expense on the consolidated statements of income. Revenue and expenses are translated at average exchange rates during the period. Gains or losses resulting from translating foreign currency financial statements into United States ("US") dollars are included in accumulated other comprehensive income (loss) (“AOCI”), a separate component of stockholders’ equity, on the consolidated statements of financial condition.

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

•
Level 2 assets may include debt securities, bank loans held within consolidated CLOs, short-term floating-rate notes, asset-backed securities, as well as over-the-counter derivatives, including interest rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include nonbinding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

•
Level 3 assets may include direct private equity investments held within consolidated funds, investments in CLOs and bank loans held within consolidated CLOs and CIPs.
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

	December 31,	December 31,
(in millions)	2022	2021
Cash and cash equivalents	$7,416	$9,323
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$7,433	$9,340

5. Investments

A summary of the carrying value of total investments is as follows:

(in millions)	December 31, 2022	December 31, 2021
Debt securities:
Trading securities (including $1,279 and $1,140 trading debt securities of CIPs at December 31, 2022 and December 31, 2021, respectively)	$1,331	$1,186
Held-to-maturity investments	544	430
Total debt securities	1,875	1,616
Equity securities at FVTNI (including $1,089 and $1,485 equity securities at FVTNI of CIPs at December 31, 2022 and December 31, 2021, respectively)	1,211	1,738
Equity method investments(1)	1,895	1,694
Bank loans held by CIPs	354	284
Federal Reserve Bank stock(2)	91	96
Carried interest(3)	1,550	1,555
Other investments(4)	490	279
Total investments	$7,466	$7,262

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

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At December 31, 2022, $36 million of these investments mature between one year to five years, $236 million of these investments mature between five to ten years and $272 million of these investments mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	December 31, 2022		December 31, 2021
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$823	$795	$703	$701
Government debt	420	400	365	363
Asset/mortgage-backed debt	154	136	126	122
Total trading debt securities	$1,397	$1,331	$1,194	$1,186
Equity securities at FVTNI:
Equity securities/mutual funds	$1,216	$1,211	$1,451	$1,738

6. Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds.

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, which may be considered VIEs. The Company may from time to time own equity or debt securities or enter into derivatives or loan arrangements with the vehicles, each of which are considered variable interests. The Company’s involvement in financing the operations of the VIEs is generally limited to its investments in the entity. The Company’s consolidated VIEs include certain sponsored investment products in which BlackRock has an investment and as the investment manager, is deemed to have both the power to direct the most significant activities of the products and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment products. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the consolidated statements of financial condition, including BlackRock’s net interest in these products:

	December 31, 2022			December 31, 2021
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$234	$31	$265	$251	$57	$308
Investments:
Trading debt securities	949	330	1,279	870	270	1,140
Equity securities at FVTNI	821	268	1,089	1,100	385	1,485
Bank loans	234	120	354	284	—	284
Other investments	373	77	450	210	—	210
Carried interest	1,497	—	1,497	1,504	—	1,504
Total investments	3,874	795	4,669	3,968	655	4,623
Other assets	68	29	97	50	32	82
Other liabilities(2)	(1,876)	(48)	(1,924)	(1,919)	(82)	(2,001)
Noncontrolling interests - CIPs	(857)	(125)	(982)	(1,046)	(79)	(1,125)
BlackRock's net interest in CIPs	$1,443	$682	$2,125	$1,304	$583	$1,887

(1)
The Company cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At both December 31, 2022 and 2021, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic ownership interest in these CIPs. Valuation changes associated with investments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

(in millions)	2022	2021	2020
Nonoperating net gain (loss) on consolidated VIEs	$(311)	$296	$477

Net income (loss) attributable to NCI on consolidated VIEs	$(161)	$289	$348

7. Variable Interest Entities

Nonconsolidated VIEs. At December 31, 2022 and 2021, the Company’s carrying value of assets and liabilities included on the consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
December 31, 2022
Sponsored investment products	$1,060	$95	$(12)	$1,172
December 31, 2021
Sponsored investment products	$882	$62	$(12)	$961

(1)
At both December 31, 2022 and 2021, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $19 billion and $20 billion at December 31, 2022 and 2021, respectively.

8. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

December 31, 2022 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2022
Assets:
Investments
Debt securities:
Trading securities	$—	$1,279	$52	$—	$—	$1,331
Held-to-maturity investments	—	—	—	—	544	544
Total debt securities	—	1,279	52	—	544	1,875
Equity securities at FVTNI:
Equity securities/mutual funds	1,211	—	—	—	—	1,211
Equity method:
Equity, fixed income, and multi-asset mutual funds	181	—	—	—	—	181
Hedge funds/funds of hedge funds/other	—	—	—	525	—	525
Private equity funds	—	—	—	885	—	885
Real assets funds	—	—	—	304	—	304
Total equity method	181	—	—	1,714	—	1,895
Bank loans	—	106	248	—	—	354
Federal Reserve Bank Stock	—	—	—	—	91	91
Carried interest	—	—	—	—	1,550	1,550
Other investments	28	—	—	316	146	490
Total investments	1,420	1,385	300	2,030	2,331	7,466
Other assets(3)	145	1	—	—	—	146
Separate account assets	34,823	18,544	—	—	699	54,066
Separate account collateral held under securities lending agreements:
Equity securities	2,163	—	—	—	—	2,163
Debt securities	—	3,602	—	—	—	3,602
Total separate account collateral held under securities lending agreements	2,163	3,602	—	—	—	5,765
Total	$38,551	$23,532	$300	$2,030	$3,030	$67,443
Liabilities:
Separate account collateral liabilities under securities lending agreements	$2,163	$3,602	$—	$—	$—	$5,765
Other liabilities(4)	—	31	280	—	—	311
Total	$2,163	$3,633	$280	$—	$—	$6,076

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
(3)
Level 1 amount includes a minority investment in a publicly traded company. Level 2 amount primarily includes fair value of derivatives (See Note 9, Derivatives and Hedging, for more information)
(4)
Level 2 amount primarily includes fair value of derivatives (See Note 9, Derivatives and Hedging, for more information). Level 3 amount primarily includes borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and contingent liabilities related to certain acquisitions (see Note 16, Commitments and Contingencies, for more information).

December 31, 2021 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2021
Assets:
Investments
Debt securities:
Trading securities	$—	$1,169	$17	$—	$—	$1,186
Held-to-maturity investments	—	—	—	—	430	430
Total debt securities	—	1,169	17	—	430	1,616
Equity securities at FVTNI:
Equity securities/mutual funds	1,738	—	—	—	—	1,738
Equity method:
Equity and fixed income mutual funds	245	—	—	—	—	245
Hedge funds/funds of hedge funds/other	—	—	—	369	—	369
Private equity funds	—	—	—	846	—	846
Real assets funds	—	—	—	234	—	234
Total equity method	245	—	—	1,449	—	1,694
Bank loans	—	14	270	—	—	284
Federal Reserve Bank Stock	—	—	—	—	96	96
Carried interest	—	—	—	—	1,555	1,555
Other investments(3)	—	—	5	96	178	279
Total investments	1,983	1,183	292	1,545	2,259	7,262
Other assets(4)	195	39	—	—	—	234
Separate account assets	54,675	30,786	—	—	765	86,226
Separate account collateral held under securities lending agreements:
Equity securities	3,717	—	—	—	—	3,717
Debt securities	—	3,364	—	—	—	3,364
Total separate account collateral held under securities lending agreements	3,717	3,364	—	—	—	7,081
Total	$60,570	$35,372	$292	$1,545	$3,024	$100,803
Liabilities:
Separate account collateral liabilities under securities lending agreements	$3,717	$3,364	$—	$—	$—	$7,081
Other liabilities(5)	—	26	342	—	—	368
Total	$3,717	$3,390	$342	$—	$—	$7,449

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
(3)
Level 3 amount includes direct investments in private equity companies held by consolidated private equity funds.
(4)
Level 1 amount includes a minority investment in a publicly traded company. Level 2 amount primarily includes fair value of derivatives (See Note 9, Derivatives and Hedging, for more information)
(5)
Level 2 amount primarily includes fair value of derivatives (See Note 9, Derivatives and Hedging, for more information). Level 3 amount primarily includes borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and contingent liabilities related to certain acquisitions (see Note 16, Commitments and Contingencies, for more information).

Level 3 Assets. Level 3 assets predominantly include investments in CLOs and bank loans of consolidated CIPs, which were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs.

Level 3 Liabilities. Level 3 liabilities primarily include borrowings of a consolidated CLO, which were valued based on the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO, as well as contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2022

(in millions)	December 31, 2021	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2022	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$17	$(5)	$36	$(18)	$—	$26	$(4)	$52	$(5)
Total debt securities	17	(5)	36	(18)	—	26	(4)	52	(5)
Private equity	5	(2)	—	—	—	—	(3)	—	—
Bank loans	270	(6)	59	(61)	—	9	(23)	248	(6)
Total investments	$292	$(13)	$95	$(79)	$—	$35	$(30)	$300	$(11)
Liabilities:
Other liabilities	$342	$3	$—	$—	$(59)	$—	$—	$280	$3

(1)
Amounts include proceeds from borrowings of a consolidated CLO and contingent liability payments related to a prior acquisitions.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2021

(in millions)	December 31, 2020	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2021	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$11	$2	$43	$(22)	$—	$—	$(17)	$17	$2
Total debt securities	11	2	43	(22)	—	—	(17)	17	2
Private equity	9	1	—	—	—	—	(5)	5	1
Bank loans	232	—	46	(5)	—	15	(18)	270	—
Total investments	$252	$3	$89	$(27)	$—	$15	$(40)	$292	$3
Liabilities:
Other liabilities	$272	$(34)	$—	$—	$36	$—	$—	$342	$(34)

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

Transfers in and/or out of Levels. Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At December 31, 2022 and 2021, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below.

	December 31, 2022		December 31, 2021
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$7,416	$7,416	$9,323	$9,323	Level 1	(2)(3)
Other assets	86	86	22	22	Level 1	(2)(4)

Financial Liabilities:
Long-term borrowings	$6,654	$5,949	$7,446	$7,735	Level 2	(5)

(1)
See Note 5, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At December 31, 2022 and 2021, approximately $2.2 billion and $2.4 billion, respectively, of money market funds were recorded within cash and cash equivalents on the consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
Other assets include cash collateral held with certain derivative counterparties and restricted cash.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of December 2022 and 2021, respectively. See Note 15, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

December 31, 2022

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$525	$149	Daily/Monthly (23%) Quarterly (13%) N/R (64%)	1 – 90 days
Private equity funds	(b)	885	174	N/R	N/R
Real assets funds	(c)	304	304	Quarterly (17%) N/R (83%)	60 days

Consolidated sponsored investment products:
Real assets funds	(c)	116	94	N/R	N/R
Private equity funds	(d)	183	37	N/R	N/R
Other funds		17	31	Quarterly	90 days
Total		$2,030	$789

December 31, 2021

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$369	$141	Daily/Monthly (20%) Quarterly (20%) N/R (60%)	1 – 90 days
Private equity funds	(b)	846	153	N/R	N/R
Real assets funds	(c)	234	245	Quarterly (20%) N/R (80%)	60 days

Consolidated sponsored investment products:
Real assets funds	(c)	90	101	N/R	N/R
Other funds		6	25	N/R	N/R
Total		$1,545	$665

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both December 31, 2022 and 2021.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both December 31, 2022 and 2021.
(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both December 31, 2022 and 2021. The total remaining unfunded commitments were $398 million and $346 million at December 31, 2022 and 2021, respectively. The Company’s portion of the total remaining unfunded commitments was $364 million and $298 million at December 31, 2022 and 2021, respectively.
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

Fair Value Option

At December 31, 2022 and 2021, the Company elected the fair value option for certain investments in CLOs of approximately $52 million and $47 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at December 31, 2022 and 2021:

	December 31,	December 31,
(in millions)	2022	2021
CLO Bank loans:
Aggregate principal amounts outstanding	$238	$281
Fair value	234	284
Aggregate unpaid principal balance in excess of (less than) fair value	$4	$(3)

CLO Borrowings:
Aggregate principal amounts outstanding	$245	$275
Fair value	$245	$278
At December 31, 2022, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030.

During the year ended December 31, 2022 and 2021, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.
9. Derivatives and Hedging

Prior to December 31, 2022, the Company maintained a program to enter into total return swaps to hedge market price and interest rate exposures with respect to certain seed investments in sponsored investment products. The Company did not have any outstanding total return swaps at December 31, 2022. At December 31, 2021, the Company had outstanding total return swaps with aggregate notional values of approximately $720 million.

During the fourth quarter of 2022, the Company implemented a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. At December 31, 2022, the Company had outstanding exchange traded futures with aggregate notional values of approximately $1.5 billion and with maturity dates during the first quarter of 2023. Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represents settlements of profit/loss, are generally received or made daily depending upon whether gains or losses are incurred, and are reflected in other assets and other liabilities on the consolidated statements of financial condition. These amounts were not material as of December 31, 2022.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At December 31, 2022 and 2021, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.2 billion and $1.8 billion, respectively and with expiration dates in January 2023 and January 2022, respectively.

At both December 31, 2022 and 2021, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the consolidated statements of financial condition at December 31, 2022:

	Assets			Liabilities
	Statement of Financial Condition	December 31,	December 31,	Statement of Financial Condition	December 31,	December 31,
(in millions)	Classification	2022	2021	Classification	2022	2021
Derivative instruments
Total return swaps	Other assets	$—	$5	Other liabilities	$—	$14
Forward foreign currency exchange contracts	Other assets	1	34	Other liabilities	19	—
Total		$1	$39		$19	$14

The following table presents realized and unrealized gains (losses) recognized in the consolidated statements of income on derivative instruments:

		Gains (Losses)
(in millions)	Statement of Income Classification	2022	2021	2020
Derivative Instruments
Total return swaps	Nonoperating income (expense)	$83	$(99)	$(93)
Exchange traded futures	Nonoperating income (expense)	36	—	—
Forward foreign currency exchange contracts	General and administration expense	(222)	(29)	47
Total gain (loss) from derivative instruments		$(103)	$(128)	$(46)

The Company consolidates certain sponsored investment funds, which may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for 2022, 2021 and 2020.

See Note 15, Borrowings, for more information on the Company’s net investment hedge.

10. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful	December 31,
(in millions)	Life-In Years	2022	2021
Property and equipment:
Land	N/A	$6	$6
Building	39	33	33
Building improvements	15	31	31
Leasehold improvements	1-15	613	614
Equipment and computer software	3	1,033	914
Other transportation equipment	10	192	191
Furniture and fixtures	7	96	70
Construction in progress	N/A	417	159
Total		2,421	2,018
Less: accumulated depreciation and amortization		1,390	1,256
Property and equipment, net		$1,031	$762

N/A – Not Applicable

Qualifying software costs of approximately $91 million, $87 million and $95 million have been capitalized within equipment and computer software during 2022, 2021 and 2020, respectively, and are being amortized over an estimated useful life of three years.

Depreciation and amortization expense was $251 million, $249 million and $232 million for 2022, 2021 and 2020, respectively.

11. Goodwill

Goodwill activity during 2022 and 2021 was as follows:

(in millions)	2022	2021
Beginning of year balance	$15,351	$14,551
Acquisitions(1)	—	810
Other(2)	(10)	(10)
End of year balance	$15,341	$15,351

(1)
In 2021, the $810 million increase in goodwill resulted primarily from the Aperio Transaction. See Note 3, Acquisition, for information on the Aperio Transaction.
(2)
Amounts primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos Transaction's tax-deductible goodwill in excess of book goodwill was approximately $11 million and $43 million at December 31, 2022 and 2021, respectively.

BlackRock assessed its goodwill for impairment as of July 31, 2022, 2021 and 2020 and considered such factors as the book value and the market capitalization of the Company. The impairment assessment indicated no impairment charges were required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2022, the Company’s common stock closed at a market price of $708.63, which exceeded its book value of $252.04 per share.

12. Intangible Assets

Intangible assets at December 31, 2022 and 2021 consisted of the following:

(in millions)	Remaining Weighted- Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2022
Indefinite-lived intangible assets:
Management contracts	N/A	$16,169	$—	$16,169
Trade names/trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,578	—	17,578
Finite-lived intangible assets:
Management contracts	2.9	177	130	47
Investor/customer relationships	7.0	746	254	492
Technology-related	4.6	261	81	180
Trade names/trademarks	2.6	23	18	5
Total finite-lived intangible assets	6.1	1,207	483	724
Total intangible assets		$18,785	$483	$18,302

At December 31, 2021
Indefinite-lived intangible assets:
Management contracts	N/A	$16,169	$—	$16,169
Trade names/trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,578	—	17,578
Finite-lived intangible assets:
Management contracts	3.5	244	169	75
Investor/customer relationships	8.0	746	169	577
Technology-related	4.1	261	49	212
Trade names/trademarks	3.0	23	12	11
Total finite-lived intangible assets	6.6	1,274	399	875
Total intangible assets		$18,852	$399	$18,453

N/A – Not Applicable

The impairment tests performed for intangible assets as of July 31, 2022, 2021 and 2020 indicated no impairment charges were required.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year	Amount
2023	$142
2024	131
2025	123
2026	116
2027	89

In connection with the Aperio Transaction, which closed on February 1, 2021, the Company acquired $270 million of finite-lived customer relationships, $9 million of finite-lived trade name and $8 million of finite-lived technology-related intangible assets, with weighted-average estimated lives of approximately 10 years, five years and three years, respectively. See Note 3, Acquisition, for more information.

13. Leases

The following table presents components of lease cost included in general and administration expense on the consolidated statements of income:

(in millions)	2022	2021	2020
Lease cost:
Operating lease cost(1)	$216	$184	$147
Variable lease cost(2)	39	44	40
Total lease cost	$255	$228	$187

(1)
Amounts include short-term leases, which are immaterial for 2022, 2021 and 2020.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of ROU assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

(in millions)	2022	2021	2020
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$162	$75	$154

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$115	$1,165	$93

	December 31, 2022		December 31, 2021
Lease term and discount rate:
Weighted-average remaining lease term	16	years	16	years
Weighted-average discount rate	3%		3%

(in millions)
Maturity of operating lease liabilities at December 31, 2022	Amount
2023	$142
2024	173
2025	156
2026	145
2027	140
Thereafter	1,503
Total lease payments	$2,259
Less: imputed interest	(424)
Present value of lease liabilities	$1,835

14. Other Assets

At December 31, 2022 and 2021, the Company had $809 million and $583 million of equity method investments, respectively, recorded within other assets on the consolidated statements of financial condition, since such investees are considered to be an extension of BlackRock’s core business. BlackRock’s share of these investees’ underlying net income or loss is based upon the most currently available information and is recorded within advisory and other revenue. In 2022, the Company recorded a nonoperating, noncash, pre-tax gain of approximately $267 million in connection with the dilution of its ownership interest to approximately 25% in its strategic minority investment in iCapital Network, Inc. ("iCapital"). In 2021, the Company recorded a nonoperating, noncash, pre-tax gain in connection with the dilution of its ownership interests in iCapital of approximately $119 million. At December 31, 2022 and 2021, the carrying value of the Company's interest in iCapital was approximately $669 million and $409 million, respectively. In accordance with GAAP, certain equity method investees, including iCapital, do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At December 31, 2022 and 2021, the Company had $375 million and $268 million, respectively, of other nonequity method corporate minority investments recorded within other assets on the consolidated statements of financial condition, which included investments in equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities. Changes in value of these securities are recorded in nonoperating income (expense) on the consolidated statements of income. See Note 2, Significant Accounting Policies, for further information.

15. Borrowings

Short-Term Borrowings

2022 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2022 credit facility”). In March 2022, the 2022 credit facility was amended to, among other things, (1) increase the aggregate commitment amount by $300 million to $4.7 billion, (2) extend the maturity date to March 2027, (3) change the rate for borrowings denominated in US dollars from a rate based on the London Interbank Offered Rate (“LIBOR”) to a rate based on the secured overnight financing rate (“SOFR”) subject to certain adjustments and (4) modify certain specified targets for the sustainability-linked pricing mechanics. The 2022 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2022 credit facility to an aggregate principal amount of up to $5.7 billion. The 2022 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2022. At December 31, 2022, the Company had no amount outstanding under the 2022 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2022 credit facility. At December 31, 2022, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at December 31, 2022 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
3.50% Notes due 2024	$1,000	$(1)	$999	$983
1.25% Notes due 2025	747	(2)	745	715
3.20% Notes due 2027	700	(3)	697	662
3.25% Notes due 2029	1,000	(8)	992	926
2.40% Notes due 2030	1,000	(6)	994	852
1.90% Notes due 2031	1,250	(9)	1,241	1,008
2.10% Notes due 2032	1,000	(14)	986	803
Total long-term borrowings	$6,697	$(43)	$6,654	$5,949
(1)
The unamortized discount and debt issuance costs are being amortized over the term of the notes.

Long-term borrowings at December 31, 2021 had a carrying value of $7.4 billion and a fair value of $7.7 billion determined using market prices at the end of December 2021.

2032 Notes. In December 2021, the Company issued $1 billion in aggregate principal amount of 2.10% senior unsecured and unsubordinated notes maturing on February 25, 2032 (the “2032 Notes”). The net proceeds of the 2032 Notes were used for general corporate purposes, which included the repayment of the $750 million 3.375% Notes in June 2022. Interest of approximately $21 million per year is payable semi-annually on February 25 and August 25 of each year, which commenced on February 25, 2022. The 2032 Notes may be redeemed prior to November 25, 2031 in whole or in part at any time, at the option of the Company, at a “make-whole” redemption price or at 100% of the principal amount of the 2032 Notes thereafter.

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

Upon conversion to US dollars the Company designated the €700 million debt offering as a net investment hedge to offset its currency exposure relating to its net investment in certain euro functional currency operations. A gain of $37 million (net of tax expense of $12 million), gain of $46 million (net of tax expense of $14 million), and a loss of $54 million (net of tax benefit of $17 million) were recognized in other comprehensive income for 2022, 2021 and 2020, respectively. No hedge ineffectiveness was recognized during 2022, 2021 and 2020.

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

2022 Notes. In May 2012, the Company issued $1.5 billion in aggregate principal amount of unsecured unsubordinated obligations. These notes were issued as two separate series of senior debt securities, including $750 million of 1.375% notes, which were repaid in June 2015 at maturity, and $750 million of 3.375% notes, which were repaid in June 2022 at maturity (the “2022 Notes”). Net proceeds were used to fund the repurchase of BlackRock’s common stock and Series B Preferred from Barclays and affiliates and for general corporate purposes. Interest on the 2022 Notes of approximately $25 million per year was payable semi-annually on June 1 and December 1 of each year.

16. Commitments and Contingencies

Investment Commitments. At December 31, 2022, the Company had $884 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Legal Proceedings. From time to time, BlackRock receives subpoenas or other requests for information from various US federal and state governmental and regulatory authorities and international governmental and regulatory authorities in connection with industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such matters. BlackRock is currently responding to requests from the SEC in connection with a publicly reported, industry-wide investigation of investment advisers’ compliance with record retention requirements relating to certain types of electronic communications. BlackRock is cooperating with the SEC’s investigation.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of December 31, 2022 and subject to this type of indemnification was approximately $253 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $268 billion were held as collateral for indemnified securities on loan at December 31, 2022. The fair value of these indemnifications was not material at December 31, 2022.

17. Revenue

The table below presents detail of revenue for 2022, 2021 and 2020 and includes the product mix of investment advisory, administration fees and securities lending revenue and performance fees.

(in millions)	2022	2021	2020
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$2,147	$2,571	$1,737
ETFs	4,345	4,658	3,499
Non-ETF Index	711	771	664
Equity subtotal	7,203	8,000	5,900
Fixed income:
Active	1,977	2,191	1,957
ETFs	1,122	1,201	1,119
Non-ETF Index	396	471	463
Fixed income subtotal	3,495	3,863	3,539
Multi-asset	1,299	1,414	1,163
Alternatives:
Illiquid alternatives	741	668	577
Liquid alternatives	633	629	502
Currency and commodities(1)	216	216	168
Alternatives subtotal	1,590	1,513	1,247
Long-term	13,587	14,790	11,849
Cash management	864	470	790
Total investment advisory, administration fees and securities lending revenue	14,451	15,260	12,639
Investment advisory performance fees:
Equity	49	153	91
Fixed income	25	48	35
Multi-asset	25	32	35
Alternatives:
Illiquid alternatives	296	208	83
Liquid alternatives	119	702	860
Alternatives subtotal	415	910	943
Total performance fees	514	1,143	1,104
Technology services revenue	1,364	1,281	1,139
Distribution fees:
Retrocessions	1,026	1,098	736
12b-1 fees (US mutual fund distribution fees)	312	358	337
Other	43	65	58
Total distribution fees	1,381	1,521	1,131
Advisory and other revenue:
Advisory	56	68	68
Other	107	101	124
Total advisory and other revenue	163	169	192
Total revenue	$17,873	$19,374	$16,205

(1)
Amounts include commodity ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

(in millions)	2022	2021	2020
By client type:
Retail	$4,442	$4,957	$3,651
ETFs	5,671	6,074	4,788
Institutional:
Active	2,535	2,675	2,342
Index	939	1,084	1,068
Total institutional	3,474	3,759	3,410
Long-term	13,587	14,790	11,849
Cash management	864	470	790
Total	$14,451	$15,260	$12,639

By investment style:
Active	$6,789	$7,455	$5,914
Index and ETFs	6,798	7,335	5,935
Long-term	13,587	14,790	11,849
Cash management	864	470	790
Total	$14,451	$15,260	$12,639

Investment Advisory and Administration Fees – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2022 and 2021:

December 31, 2022

(in millions)	2023	2024	2025	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$157	$111	$78	$102	$448

December 31, 2021

(in millions)	2022	2023	2024	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$161	$147	$86	$77	$471

(1)
Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at December 31, 2022 and 2021. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.
(2)
The Company elected the following practical expedients and therefore does not include amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the consolidated statements of financial condition, for the year ended December 31, 2022 and 2021:

(in millions)	2022	2021
Beginning balance	$1,508	$584
Net increase (decrease) in unrealized allocations	175	1,083
Performance fee revenue recognized	(263)	(159)
Ending balance	$1,420	$1,508

Technology Services Revenue – Remaining Performance Obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2022 and 2021:

December 31, 2022

(in millions)	2023	2024	2025	Thereafter	Total
Technology services revenue(1)(2)	$112	$51	$35	$40	$238

December 31, 2021

(in millions)	2022	2023	2024	Thereafter	Total
Technology services revenue(1)(2)	$115	$55	$33	$36	$239

(1)
Technology services revenue primarily includes upfront payments from customers, which the Company generally recognizes as services are performed.
(2)
The Company elected the following practical expedients and therefore does not include amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of December 31, 2022, the estimated annual fixed minimum fees for 2023 for outstanding contracts approximated $895 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the year ended December 31, 2022 and 2021, which is included in other liabilities on the consolidated statements of financial condition:

(in millions)	2022	2021
Beginning balance	$122	$123
Additions(1)	99	94
Revenue recognized that was included in the beginning balance	(96)	(95)
Ending balance	$125	$122

(1)
Amounts are net of revenue recognized.

18. Stock-Based Compensation

The components of stock-based compensation expense are as follows:

(in millions)	2022	2021	2020
Stock-based compensation:
Restricted stock and RSUs	$686	$709	$593
Stock options	22	25	29
Total stock-based compensation(1)	$708	$734	$622
(1)
Amount for 2022 includes $33 million of accelerated amortization expenses related to previously granted stock-based compensation awards recognized as part of the restructuring charge disclosed in Note 24, Restructuring Charge.

Stock Award and Incentive Plan. Pursuant to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and nonemployee directors. A maximum of 41,500,000 shares of common stock were authorized for issuance under the Award Plan. Of this amount, 4,264,917 shares remain available for future awards at December 31, 2022. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury to the extent available.

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

Restricted stock and RSU activity for 2022 is summarized below.

Outstanding at	Restricted Stock and RSUs	Weighted- Average Grant Date Fair Value
December 31, 2021	2,183,017	$586.45
Granted	813,619	$813.39
Converted	(912,052)	$505.59
Forfeited	(75,377)	$703.32
December 31, 2022	2,009,207	$710.67

The Company values restricted stock and RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs/restricted stock granted to employees during 2022, 2021 and 2020 was $662 million, $664 million and $517 million, respectively. The total grant-date fair market value of RSUs/restricted stock converted to common stock during 2022, 2021 and 2020 was $461 million, $391 million and $421 million, respectively.

RSUs/restricted stock granted in connection with annual incentive compensation under the Award Plan primarily related to the following:

	2022	2021	2020
Awards granted that vest ratably over three years from the date of grant	498,633	470,253	504,403
Awards granted that vest with varying vesting periods	117,169	168,504	71,531
Awards granted that cliff vest 100% on:
January 31, 2023	—	—	393,161
January 31, 2024	—	247,621	—
January 31, 2025	197,817	—	—
	813,619	886,378	969,095

At December 31, 2022, the intrinsic value of outstanding RSUs was $1.4 billion, reflecting a closing stock price of $708.63.

At December 31, 2022, total unrecognized stock-based compensation expense related to unvested RSUs was $453 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 0.9 years.

In January 2023, the Company granted under the Award Plan:

•
342,706 RSUs or shares of restricted stock to employees as part of annual incentive compensation that vest ratably over three years from the date of grant;
•
259,465 RSUs or shares of restricted stock to employees that cliff vest 100% on January 31, 2026; and
•
5,493 RSUs or shares of restricted stock to employees with various vesting schedules.

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

In the first quarter of 2022, 2021 and 2020, the Company granted 143,846, 162,029 and 238,478, respectively, performance-based RSUs to certain employees that cliff vest 100% on January 31, 2025, 2024 and 2023, respectively. These awards are amortized over a service period of three years. In January 2022, the Company granted 111,991 additional RSUs based on the attainment of Company performance measures during the performance period.

Performance-based RSU activity for 2022 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2021	668,805	$533.48
Granted	143,846	$820.28
Additional shares granted due to attainment of performance measures	111,991	$410.32
Converted	(385,134)	$410.32
Forfeited	(8,454)	$662.34
December 31, 2022	531,054	$672.47

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during 2022, 2021 and 2020 was $164 million, $122 million and $139 million, respectively.

At December 31, 2022, the intrinsic value of outstanding performance-based RSUs was $376 million reflecting a closing stock price of $708.63.

At December 31, 2022, total unrecognized stock-based compensation expense related to unvested performance-based awards was $70 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 0.9 years.

In January 2023, the Company granted 169,938 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2026. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

Performance-based Stock Options. Pursuant to the Award Plan, performance-based stock options may be granted to certain employees. Vesting of the performance-based stock options is contingent upon the achievement of obtaining 125% of BlackRock’s grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. Both hurdles have been achieved and the first tranche of the awards vested at the end of 2022 with two subsequent equal installments vesting at the end of 2023 and 2024, respectively. Vested options are exercisable for up to nine years following the grant date. The awards are generally forfeited if the employee leaves the Company before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period. Stock option activity for 2022 is summarized below.

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	1,817,923	$513.50
Exercised	(21,635)	$513.50
Forfeited	(60,390)	$513.50
Outstanding at December 31, 2022(1)	1,735,898	$513.50	3.9	$339
Exercisable at December 31, 2022	594,655	$513.50	3.9	$116
(1)
At December 31, 2022, approximately 1.1 million options were expected to vest.

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

At December 31, 2022, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $20 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.4 years. The total fair value of options vested during 2022 was $59 million. The aggregate intrinsic value of options exercised during 2022 was $4 million.

Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase the Company’s common stock at 95% of the fair market value on the last day of each three-month offering period; therefore, the Company does not record compensation expense related to employees purchasing shares under the ESPP.
19. Deferred Cash Compensation and Employee Benefit Plans

Deferred Cash Compensation Plans

The components of deferred cash compensation expense are as follows:

(in millions)	2022	2021	2020
Deferred cash compensation expense:
IPDCP	$228	$304	$185
VDCP	(18)	12	7
Other(1)	14	74	16
Total deferred cash compensation expense	$224	$390	$208

(1)
Amounts primarily relate to deferred cash compensation in connection with certain acquisitions.

Investment Professional Deferred Compensation Program (“IPDCP”). The Company adopted IPDCP for the purpose of providing deferred compensation and retention incentives to certain employees. For this plan, the final value of the deferred amount to be distributed in cash upon vesting is associated with investment returns of certain investment funds. In January 2022, 2021 and 2020, the Company granted approximately $257 million, $321 million, and $137 million of deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant. The liabilities for this plan were $358 million and $377 million at December 31, 2022 and 2021, respectively, and are reflected in the consolidated statements of financial condition as accrued compensation and benefits. In January 2023, the Company granted approximately $90 million of additional deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant.

Voluntary Deferred Compensation Plan. The Company adopted a Voluntary Deferred Compensation Plan (“VDCP”) that allows eligible employees in the US to elect to defer between 1% and 100% of their annual cash incentive compensation. The participants must specify a deferral period of up to 10 years from the year of deferral and additionally elect to receive distributions in the form of a lump sum or in up to 10 annual installments. VDCP deferred cash compensation expense includes the mark-to-market impact of investment returns. The liability balance of $108 million and $101 million at December 31, 2022 and 2021, respectively, is reflected on the consolidated statements of financial condition as accrued compensation and benefits.

Other Deferred Cash Plans. The liabilities related to other deferred cash plans granted in connection with certain acquisitions were approximately $71 million and $99 million at December 31, 2022 and 2021, respectively.

In 2019, the Company adopted a carried interest retention incentive program referred to as the BlackRock Leadership Retention Carry Plan, pursuant to which senior-level employees (but not including the Chief Executive Officer), as may be determined by the Company from time to time, will be eligible to receive a portion of the cash payments, based on their percentage points, in the total carried interest distributions paid to the Company from participating carry funds. Cash payments, if any, with respect to these percentage points will be made over time following the recipient’s termination of employment due to qualified retirement, death or disability, subject to his or her execution of a release of claims and continued compliance with his or her restrictive covenant obligations following termination. There was no material impact to the consolidated financial statements.

Defined Contribution Plans

The Company has several defined contribution plans primarily in the US and UK.

Certain of the Company’s US employees participate in a defined contribution plan. Employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to Internal Revenue Code limitations, are matched by the Company at 50% up to a maximum of $5,000 annually. In addition, the Company makes an annual retirement contribution to eligible participants equal to 3-5% of eligible compensation. The Company’s contribution expense related to this plan was $83 million in 2022, $101 million in 2021, and $93 million in 2020.

Certain UK wholly owned subsidiaries of the Company contribute to defined contribution plans for their employees. The contributions range between 6% and 15% of each employee’s eligible compensation. The Company’s contribution expense related to these plans was $60 million in 2022, $57 million in 2021, and $45 million in 2020.

In addition, the contribution expense related to defined contribution plans in other regions was $41 million in 2022, $36 million in 2021 and $34 million in 2020.

Defined Benefit Plans. The Company has several defined benefit pension plans with plan assets of approximately $29 million and $35 million at December 31, 2022 and 2021, respectively. The underfunded obligations at December 31, 2022 and 2021 were not material. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

20. Related Party Transactions

Determination of Related Parties

PNC Financial Services Group, Inc. ("PNC"). The Company considered PNC, along with its affiliates, to be a related party based on its level of capital stock ownership prior to the secondary offering in May 2020 by PNC of shares of the Company’s stock. See Note 23, Capital Stock, for more information on PNC secondary offering. At December 31, 2022, PNC did not own any of the Company’s capital stock and is no longer considered a related party.

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

Revenue from Related Parties

Revenue for services provided by the Company to these and other related parties are as follows:

(in millions)	2022	2021	2020
Investment advisory, administration fees and securities lending revenue(1)	$10,848	$11,474	$9,079
Investment advisory performance fees(1)	244	555	301
Technology services revenue	—	—	4
Advisory and other revenue(2)	(31)	(16)	19
Total revenue from related parties	$11,061	$12,013	$9,403

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

Receivables and Payables with Related Parties. Due from related parties, which is included within other assets on the consolidated statements of financial condition was $396 million and $162 million at December 31, 2022 and 2021, respectively, and primarily represented receivables from certain investment products managed by BlackRock. Accounts receivable at December 31, 2022 and 2021 included $1.0 billion and $1.3 billion, respectively, related to receivables from BlackRock mutual funds and ETFs, for investment advisory and administration services.

Due to related parties, which is included within other liabilities on the consolidated statements of financial condition, was $15 million and $17 million at December 31, 2022 and 2021, respectively, and primarily represented payables to certain investment products managed by BlackRock.

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

Banking Regulatory Requirements. BlackRock Institutional Trust Company, N.A. ("BTC"), a wholly owned subsidiary of the Company, is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency. Federal banking regulators would be required to take certain actions and permitted to take other actions in the event of BTC’s failure to meet minimum capital requirements that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Quantitative measures established by regulators to ensure capital adequacy require BTC to maintain a minimum Common Equity Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2022 and 2021, it exceeded the applicable capital adequacy requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital (to risk weighted assets)	$691	126.1%	$44	8.0%	$55	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$684	124.8%	$25	4.5%	$36	6.5%
Tier 1 capital (to risk weighted assets)	$684	124.8%	$33	6.0%	$44	8.0%
Tier 1 capital (to average assets)	$684	62.8%	$44	4.0%	$54	5.0%
December 31, 2021
Total capital (to risk weighted assets)	$816	119.8%	$55	8.0%	$68	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$808	118.5%	$31	4.5%	$44	6.5%
Tier 1 capital (to risk weighted assets)	$808	118.5%	$41	6.0%	$55	8.0%
Tier 1 capital (to average assets)	$808	64.3%	$50	4.0%	$63	5.0%

Broker-dealers. BlackRock Investments, LLC and BlackRock Execution Services are registered broker-dealers and wholly owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements. At December 31, 2022 and 2021, the Company was required to maintain approximately $2.2 billion and $2.3 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential

Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

22. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Beginning balance	$(550)	$(337)	$(571)
Foreign currency translation adjustments(1)	(551)	(213)	234
Ending balance	$(1,101)	$(550)	$(337)

(1)
Amount for 2022 includes a gain from a net investment hedge of $37 million (net of tax expense of $12 million). Amount for 2021 includes a gain from a net investment hedge of $46 million (net of tax expense of $14 million). Amount for 2020 includes a loss from a net investment hedge of $54 million (net of tax benefit of $17 million).

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

Cash Dividends for Common and Preferred Shares / RSUs. During 2022, 2021 and 2020, the Company paid cash dividends of $19.52 per share (or $3.0 billion), $16.52 per share (or $2.5 billion) and $14.52 per share (or $2.3 billion), respectively.

Share Repurchases. During 2022, the Company repurchased 2.7 million common shares under the Company’s existing share repurchase program for approximately $1.9 billion. At December 31, 2022, there were approximately 0.9 million shares still authorized to be repurchased under the program.

The Company’s common and preferred shares issued and outstanding and related activity consist of the following:

	Shares Issued			Shares Outstanding
	Common Shares	Treasury Common Shares	Series B Preferred	Common Shares	Series B Preferred
December 31, 2019	171,252,185	(16,876,405)	823,188	154,375,780	823,188
Shares repurchased	—	(3,445,554)	—	(3,445,554)	—
Net issuance of common shares related to employee stock transactions	—	779,471	—	779,471	—
Exchange of preferred shares series B for common shares	823,188	—	(823,188)	823,188	(823,188)
December 31, 2020	172,075,373	(19,542,488)	—	152,532,885	—
Shares repurchased	—	(1,421,994)	—	(1,421,994)	—
Net issuance of common shares related to employee stock transactions	—	573,600	—	573,600	—
December 31, 2021	172,075,373	(20,390,882)	—	151,684,491	—
Shares repurchased	—	(2,710,821)	—	(2,710,821)	—
Net issuance of common shares related to employee stock transactions	—	782,822	—	782,822	—
December 31, 2022	172,075,373	(22,318,881)	—	149,756,492	—

24. Restructuring Charge

A restructuring charge of $91 million ($69 million after-tax), comprised of $58 million of severance and $33 million of expense related to the accelerated amortization of previously granted stock-based compensation awards, was recorded in the fourth quarter of 2022 in connection with an initiative to modify the size and shape of the workforce to align more closely with strategic priorities.

The table below presents a rollforward of the Company’s restructuring liability for the year ended December 31, 2022, which is included in other liabilities on the consolidated statements of financial condition:

(in millions)
Liabilities as of December 31, 2021	$—
Additions	91
Accelerated amortization expense of equity-based awards	(33)
Liabilities as of December 31, 2022	$58

25. Income Taxes

The components of income tax expense for 2022, 2021 and 2020, are as follows:

(in millions)	2022	2021	2020
Current income tax expense:
Federal	$255	$2,031	$720
State and local	(9)	226	86
Foreign	448	576	589
Total net current income tax expense	694	2,833	1,395
Deferred income tax expense (benefit):
Federal	562	(935)	(66)
State and local	64	(150)	6
Foreign	(24)	220	(97)
Total net deferred income tax expense (benefit)	602	(865)	(157)
Total income tax expense	$1,296	$1,968	$1,238

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to NCI:

(in millions)	2022	2021	2020
Domestic	$4,604	$5,030	$3,805
Foreign	1,870	2,839	2,365
Total	$6,474	$7,869	$6,170

The foreign income before taxes includes countries that have statutory tax rates that are different than the US federal statutory tax rate of 21%, such as the UK, Canada, Switzerland and Germany.

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 21% for 2022, 2021 and 2020 is as follows:

(in millions)	2022		2021		2020
Statutory income tax expense	$1,360	21%	$1,653	21%	$1,296	21%
Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	115	2	121	2	81	1
Impact of federal, foreign, state, and local tax rate changes on deferred taxes	(25)	—	125	2	78	1
Stock-based compensation awards	(87)	(1)	(43)	(1)	(36)	—
Resolution of outstanding tax matters	(143)	(2)	—	—	—	—
Charitable Contribution	—	—	—	—	(128)	(2)
Effect of foreign tax rates	23	—	32	—	(100)	(2)
Other	53	—	80	1	47	1
Income tax expense	$1,296	20%	$1,968	25%	$1,238	20%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	December 31,
(in millions)	2022	2021
Deferred income tax assets:
Compensation and benefits	$568	$649
Loss carryforwards	100	88
Capitalized costs	103	764
Other	903	898
Gross deferred tax assets	1,674	2,399
Less: deferred tax valuation allowances	(39)	(30)
Deferred tax assets net of valuation allowances	1,635	2,369
Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	4,244	4,245
Acquired finite-lived intangibles	114	144
Unrealized investment gains	72	71
Other	349	422
Gross deferred tax liabilities	4,779	4,882
Net deferred tax (liabilities)	$(3,144)	$(2,513)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2022, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $237 million and $3.4 billion, respectively. At December 31, 2021, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $245 million and $2.8 billion, respectively.

Income tax expense for 2022 reflected $235 million of net discrete tax benefits primarily related to stock-based compensation awards that vested in 2022 and the resolution of certain outstanding tax matters, and $35 million of net noncash tax benefits related to the revaluation of certain deferred income tax liabilities. Income tax expense for 2021 included a $126 million noncash net expense related to the revaluation of certain deferred tax assets and liabilities as a result of legislation enacted in the UK increasing its corporate tax rate and state and local income tax change. Income tax expense for 2021 also included a $43 million discrete tax benefits related to stock-based compensation awards.

At December 31, 2022 and 2021, the Company had available state net operating loss carryforwards of $2.5 billion and $1.2 billion, respectively, which will begin to expire in 2024. At December 31, 2022 and 2021, the Company had foreign net operating loss carryforwards of $179 million and $142 million, respectively, of which $6 million will begin to expire in 2023.

At December 31, 2022 and 2021, the Company had $39 million and $30 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition.

Goodwill recorded in connection with the Quellos Transaction has been reduced during the period by the amount of tax benefit realized from tax-deductible goodwill. See Note 11, Goodwill, for further discussion.

Current income taxes are recorded net on the consolidated statements of financial condition when related to the same tax jurisdiction. At December 31, 2022, the Company had current income taxes receivable and payable of $354 million and $92 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. At December 31, 2021, the Company had current income taxes receivable and payable of $218 million and $190 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits:

(in millions)	2022	2021	2020
Balance at January 1	$1,022	$940	$900
Additions for tax positions of prior years	13	18	31
Reductions for tax positions of prior years	(75)	(4)	(8)
Additions based on tax positions related to current year	55	69	60
Lapse of statute of limitations	—	—	(3)
Settlements	(103)	(1)	(40)
Balance at December 31	$912	$1,022	$940

Included in the balance of unrecognized tax benefits at December 31, 2022, 2021 and 2020, respectively, are $497 million, $616 million and $565 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $(40) million during 2022 and in total, as of December 31, 2022, had recognized a liability for interest and penalties of $160 million. The Company accrued interest and penalties of $36 million during 2021 and in total, as of December 31, 2021, had recognized a liability for interest and penalties of $200 million. The Company accrued interest and penalties of $31 million during 2020 and in total, as of December 31, 2020, had recognized a liability for interest and penalties of $164 million.

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

The Company is currently under audit in several state and local jurisdictions. The significant state and local income tax examinations are in New York State for tax years 2012 through 2014, in which the examination was concluded in January 2023, and New York City for tax years 2012 through 2014. The conclusion of New York State income tax examination for tax years 2012 – 2014 did not have a material impact to the consolidated financial statements. No open state and local income tax audits cover years earlier than 2012.

Upon conclusion of its examination, Her Majesty’s Revenue and Customs (“HMRC”) issued a closure notice during 2017 for various UK BlackRock subsidiaries for tax years 2009 and years after. At that time, the Company decided to pursue litigation for the tax matters included on such notice. During 2020, the Company received a favorable decision from the First Tier Tribunal (“FTT”), however, HMRC appealed to the Upper Tribunal (“UT”) and the UT ruled in HMRC’s favor, overturning the FTT’s decision in July 2022. BlackRock appealed UT’s decision to the UK Court of Appeal (“CoA”) and is waiting for an appeal hearing date. BlackRock does not expect the ultimate resolution to result in a material impact to the consolidated financial statements.

From time to time, BlackRock may receive or be subject to tax authorities’ assessments and challenges related to income taxes. BlackRock does not currently expect the ultimate resolution of any other existing matters to be material to the consolidated financial statements.

At December 31, 2022, it is reasonably possible the total amounts of unrecognized tax benefits will change within the next twelve months due to completion of tax authorities’ exams or the expiration of statues of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $200 million to $370 million within the next twelve months.

26. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for 2022, 2021 and 2020:

(in millions, except shares and per share data)	2022	2021	2020
Net income attributable to BlackRock, Inc.	$5,178	$5,901	$4,932
Basic weighted-average shares outstanding	150,921,161	152,236,047	153,489,422
Dilutive effect of:
Nonparticipating RSUs	1,119,829	1,507,859	1,275,733
Stock options	399,481	660,451	75,427
Total diluted weighted-average shares outstanding	152,440,471	154,404,357	154,840,582
Basic earnings per share	$34.31	$38.76	$32.13
Diluted earnings per share	$33.97	$38.22	$31.85

The amount of anti-dilutive RSUs and stock options were immaterial for 2022, 2021 and 2020. Certain performance-based RSUs were excluded from diluted EPS calculation because the designated contingency was not met during 2022, 2021 and 2020, respectively.

27. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for 2022, 2021 and 2020 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

(in millions)	2022	2021	2020
Revenue
Americas	$11,931	$12,399	$10,593
Europe	5,164	6,105	4,940
Asia-Pacific	778	870	672
Total revenue	$17,873	$19,374	$16,205

See Note 17, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at December 31, 2022 and 2021 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	2022	2021
Long-lived Assets
Americas	$14,945	$14,675
Europe	1,329	1,341
Asia-Pacific	98	97
Total long-lived assets	$16,372	$16,113

Americas is primarily comprised of the US, Latin America and Canada, while Europe is primarily comprised of the UK, the Netherlands, France, Luxembourg and Switzerland. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

28. Subsequent Events

In January 2023, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program for a total of up to approximately 7.9 million shares of BlackRock common stock.

On January 25, 2023, the Company announced that the Board of Directors approved BlackRock’s quarterly dividend of $5.00 per share to be paid on March 23, 2023 to stockholders of record at the close of business on March 7, 2023.

The Company conducted a review for additional subsequent events and determined that no subsequent events had occurred that would require accrual or additional disclosures.