Form 10-Q
period 2023-03-31
BlackRock Inc.
filed 2023-05-05
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, there were 149,762,655 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	March 31,	December 31,
(in millions, except shares and per share data)	2023	2022
Assets
Cash and cash equivalents(1)	$5,644	$7,416
Accounts receivable	3,580	3,264
Investments(1)	8,172	7,466
Separate account assets	57,251	54,066
Separate account collateral held under securities lending agreements	6,465	5,765
Property and equipment (net of accumulated depreciation and amortization of $1,374 and $1,390 at March 31, 2023 and December 31, 2022, respectively)	1,046	1,031
Intangible assets (net of accumulated amortization of $520 and $483 at March 31, 2023 and December 31, 2022, respectively)	18,265	18,302
Goodwill	15,339	15,341
Operating lease right-of-use assets	1,494	1,516
Other assets(1)	4,142	3,461
Total assets	$121,398	$117,628
Liabilities
Accrued compensation and benefits	$1,014	$2,272
Accounts payable and accrued liabilities	1,183	1,294
Borrowings	6,669	6,654
Separate account liabilities	57,251	54,066
Separate account collateral liabilities under securities lending agreements	6,465	5,765
Deferred income tax liabilities	3,443	3,381
Operating lease liabilities	1,823	1,835
Other liabilities(1)	4,485	3,576
Total liabilities	82,333	78,843
Commitments and contingencies (Note 14)
Temporary equity
Redeemable noncontrolling interests	1,235	909
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at March 31, 2023 and December 31, 2022;
   Shares issued: 172,075,373 at March 31, 2023 and December 31, 2022;
   Shares outstanding: 149,904,546 and 149,756,492 at March 31, 2023 and
      December 31, 2022, respectively

Additional paid-in capital	19,427	19,772
Retained earnings	30,237	29,876
Accumulated other comprehensive loss	(975)	(1,101)
Treasury stock, common, at cost (22,170,827 and 22,318,881 shares held at March 31, 2023 and December 31, 2022, respectively)	(10,979)	(10,805)
Total BlackRock, Inc. stockholders’ equity	37,712	37,744
Nonredeemable noncontrolling interests	118	132
Total permanent equity	37,830	37,876
Total liabilities, temporary equity and permanent equity	$121,398	$117,628

(1)
At March 31, 2023, cash and cash equivalents, investments, other assets and other liabilities include $187 million, $4.2 billion, $73 million, and $1.8 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2022, cash and cash equivalents, investments, other assets and other liabilities include $234 million, $3.9 billion, $68 million, and $1.9 billion, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(in millions, except per share data)	2023	2022
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$2,611	$2,883
Other third parties	891	950
Total investment advisory, administration fees and securities lending revenue	3,502	3,833
Investment advisory performance fees	55	98
Technology services revenue	340	341
Distribution fees	319	381
Advisory and other revenue	27	46
Total revenue	4,243	4,699
Expense
Employee compensation and benefits	1,427	1,498
Distribution and servicing costs	505	574
Direct fund expense	315	329
General and administration expense	521	496
Amortization of intangible assets	37	38
Total expense	2,805	2,935
Operating income	1,438	1,764
Nonoperating income (expense)
Net gain (loss) on investments	89	(102)
Interest and dividend income	86	18
Interest expense	(59)	(54)
Total nonoperating income (expense)	116	(138)
Income before income taxes	1,554	1,626
Income tax expense	385	263
Net income	1,169	1,363
Less:
Net income (loss) attributable to noncontrolling interests	12	(73)
Net income attributable to BlackRock, Inc.	$1,157	$1,436
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$7.72	$9.46
Diluted	$7.64	$9.35
Weighted-average common shares outstanding:
Basic	149.9	151.7
Diluted	151.3	153.5

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net income	$1,169	$1,363
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	126	(125)
Comprehensive income (loss)	1,295	1,238
Less: Comprehensive income (loss) attributable to noncontrolling interests	12	(73)
Comprehensive income attributable to BlackRock, Inc.	$1,283	$1,311

(1)
Amount for the three months ended March 31, 2023 includes a loss from a net investment hedge of $10 million (net of tax benefit of $3 million). Amount for the three months ended March 31, 2022 includes a gain from a net investment hedge of $13 million (net of tax expense of $4 million).

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Three Months Ended March 31, 2023

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2022	$19,774	$29,876	$(1,101)	$(10,805)	$37,744	$132	$37,876	$909
Net income	—	1,157	—	—	1,157	(5)	1,152	17
Dividends declared ($5.00 per share)	—	(796)	—	—	(796)	—	(796)	—
Stock-based compensation	165	—	—	—	165	—	165	—
Issuance of common shares related to employee stock transactions	(510)	—	—	547	37	—	37	—
Employee tax withholdings related to employee stock transactions	—	—	—	(346)	(346)	—	(346)	—
Shares repurchased	—	—	—	(375)	(375)	—	(375)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(9)	(9)	314
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(5)
Other comprehensive income (loss)	—	—	126	—	126	—	126	—
March 31, 2023	$19,429	$30,237	$(975)	$(10,979)	$37,712	$118	$37,830	$1,235

(1)
Amounts include $2 million of common stock at both March 31, 2023 and December 31, 2022.

For the Three Months Ended March 31, 2022

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2021	$19,642	$27,688	$(550)	$(9,087)	$37,693	$113	$37,806	$1,087
Net income	—	1,436	—	—	1,436	—	1,436	(73)
Dividends declared ($4.88 per share)	—	(786)	—	—	(786)	—	(786)	—
Stock-based compensation	201	—	—	—	201	—	201	—
Issuance of common shares related to employee stock transactions	(539)	—	—	545	6	—	6	—
Employee tax withholdings related to employee stock transactions	—	—	—	(436)	(436)	—	(436)	—
Shares repurchased	—	—	—	(500)	(500)	—	(500)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(6)	(6)	372
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(123)
Other comprehensive income (loss)	—	—	(125)	—	(125)	—	(125)	—
March 31, 2022	$19,304	$28,338	$(675)	$(9,478)	$37,489	$107	$37,596	$1,263

(1)
Amounts include $2 million of common stock at both March 31, 2022 and December 31, 2021.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(in millions)	March 31,
	2023	2022
Operating activities
Net income	$1,169	$1,363
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	106	100
Noncash lease expense	43	40
Stock-based compensation	165	201
Deferred income tax expense (benefit)	53	76
Other investment gains	—	(29)
Net (gains) losses within CIPs	(88)	159
Net (purchases) proceeds within CIPs	(477)	(393)
(Earnings) losses from equity method investees	(40)	(2)
Distributions of earnings from equity method investees	8	25
Changes in operating assets and liabilities:
Accounts receivable	(270)	(27)
Investments, trading	2	44
Other assets	(696)	(3,234)
Accrued compensation and benefits	(1,243)	(1,852)
Accounts payable and accrued liabilities	(91)	48
Other liabilities	965	3,059
Net cash provided by/(used in) operating activities	(394)	(422)
Investing activities
Purchases of investments	(318)	(140)
Proceeds from sales and maturities of investments	142	73
Distributions of capital from equity method investees	8	19
Net consolidations (deconsolidations) of sponsored investment funds	27	(3)
Purchases of property and equipment	(81)	(147)
Net cash provided by/(used in) investing activities	(222)	(198)
Financing activities
Cash dividends paid	(796)	(786)
Proceeds from stock options exercised	27	—
Repurchases of common stock	(721)	(936)
Net proceeds from (repayments of) borrowings by CIPs	(19)	—
Net subscriptions received/(redemptions/distributions paid) from noncontrolling interest holders	305	366
Other financing activities	10	5
Net cash provided by/(used in) financing activities	(1,194)	(1,351)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	38	(90)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,772)	(2,061)
Cash, cash equivalents and restricted cash, beginning of period	7,433	9,340
Cash, cash equivalents and restricted cash, end of period	$5,661	$7,279
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$510	$539
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(5)	$(123)

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

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to offer choice and tailor investment and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® and BlackRock exchange-traded funds (“ETFs”), separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, eFront and Cachematrix, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

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

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 24, 2023 (“2022 Form 10-K”).

The interim financial information at March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

A significant number of inputs used to value equity, debt securities, and bank loans held within CLOs and CIPs are sourced from third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price.

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

Derivatives and Hedging Activities. The Company does not use derivative financial instruments for trading or speculative purposes. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities, and market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. Certain CIPs also utilize derivatives as a part of their investment strategy.

In addition, during the first quarter of 2023, the Company acquired both investments and derivatives to economically hedge market valuation changes on certain deferred cash compensation plans, for which the final value of the deferred amount distributed to employees in cash upon vesting is determined based on the returns on specified investment funds. The Company recognizes compensation expense for the appreciation (depreciation) of the deferred cash compensation liability in proportion to the vested amount of the award during a respective period, while the gain (loss) to economically hedge these plans is immediately recognized in nonoperating income (expense). See Note 4, Investments, and Note 8, Derivatives and Hedging, for further information on the Company’s investments and derivatives, respectively, used to economically hedge certain deferred cash compensation plans.

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

The Company may also use financial instruments designated as net investment hedges for accounting purposes to hedge net investments in international subsidiaries whose functional currency is not United States ("US") dollars. The gain or loss from revaluing net investment hedges at the spot rate is deferred and reported within accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated statements of financial condition. The Company reassesses the effectiveness of its net investment hedge at least quarterly.

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

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the condensed consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the condensed consolidated statements of financial condition. At March 31, 2023 and December 31, 2022, the fair value of loaned securities held by separate accounts was approximately $10.9 billion and $10.2 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $11.9 billion and $11.0 billion, respectively, of which approximately $6.5 billion as of March 31, 2023 and $5.8 billion as of December 31, 2022 was recognized on the condensed consolidated statements of financial condition. During the three months ended March 31, 2023 and 2022, the Company had not resold or repledged any of the collateral obtained under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

Property and Equipment. Property and equipment are recorded at cost less accumulated depreciation. Depreciation is generally determined by cost less any estimated residual value using the straight-line method over the estimated useful lives of the various classes of property and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the remaining lease term. During the first quarter of 2023, BlackRock reclassed approximately $400 million from construction in progress to leasehold improvements related to its new headquarters located at 50 Hudson Yards in New York.

Money Market Fee Waivers. The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). There were no Yield Support waivers during the three months ended March 31, 2023. During the three months ended March 31, 2022 Yield Support waivers resulted in a reduction of management fees of approximately $72 million. The reduction in management fees was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. The Company may increase or decrease the level of Yield Support waivers in future periods.

3. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	March 31,	December 31,
	2023	2022
(in millions)
Cash and cash equivalents	$5,644	$7,416
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$5,661	$7,433

4. Investments

A summary of the carrying value of total investments is as follows:

	March 31,	December 31,
(in millions)	2023	2022
Debt securities:
Trading securities (including $1,406 and $1,279 held by CIPs at March 31, 2023 and December 31, 2022, respectively)	$1,462	$1,331
Held-to-maturity investments	553	544
Total debt securities	2,015	1,875
Equity securities at FVTNI (including $1,271 and $1,089 held by CIPs at March 31, 2023 and December 31, 2022, respectively)(1)	1,401	1,211
Equity method investments:
Equity method investments(2)	1,910	1,895
Deferred cash compensation plan - equity method investments(1)	252	—
Total equity method investments	2,162	1,895
Bank loans held by CIPs	358	354
Federal Reserve Bank stock(3)	91	91
Carried interest(4)	1,519	1,550
Other investments(1)(5)	626	490
Total investments	$8,172	$7,466

(1)
Amounts include investments held to economically hedge the impact of market valuation changes on certain deferred cash compensation plans of $252 million, $14 million and $12 million included within equity method investments, equity securities at fair value recorded through net income (“FVTNI”) and other investments, respectively.
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

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At March 31, 2023, $26 million of these investments mature between one year to five years, $246 million of these investments mature between five to ten years and $281 million of these investments mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	March 31, 2023		December 31, 2022
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$910	$863	$823	$795
Government debt	489	451	420	400
Asset/mortgage-backed debt	170	148	154	136
Total trading debt securities	$1,569	$1,462	$1,397	$1,331
Equity securities at FVTNI:
Equity securities/mutual funds	$1,312	$1,401	$1,216	$1,211

5. Consolidated Sponsored Investment Products

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

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	March 31, 2023			December 31, 2022
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$187	$56	$243	$234	$31	$265
Investments:
Trading debt securities	1,033	373	1,406	949	330	1,279
Equity securities at FVTNI	951	320	1,271	821	268	1,089
Bank loans	221	137	358	234	120	354
Other investments	494	92	586	373	77	450
Carried interest	1,470	—	1,470	1,497	—	1,497
Total investments	4,169	922	5,091	3,874	795	4,669
Other assets	73	32	105	68	29	97
Other liabilities(2)	(1,799)	(51)	(1,850)	(1,876)	(48)	(1,924)
Noncontrolling interest - CIPs	(1,103)	(193)	(1,296)	(857)	(125)	(982)
BlackRock's net interest in CIPs	$1,527	$766	$2,293	$1,443	$682	$2,125

(1)
The Company generally cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At both March 31, 2023 and December 31, 2022, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic ownership interest in these CIPs. Valuation changes associated with investments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Nonoperating net gain (loss) on consolidated VIEs	$59	$(133)

Net income (loss) attributable to NCI on consolidated VIEs	$12	$(75)

6. Variable Interest Entities

Nonconsolidated VIEs. At March 31, 2023 and December 31, 2022, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

		Advisory Fee	Other Net Assets	Maximum
(in millions)	Investments	Receivables	(Liabilities)	Risk of Loss(1)
March 31, 2023
Sponsored investment products	$1,151	$86	$(11)	$1,254
December 31, 2022
Sponsored investment products	$1,060	$95	$(12)	$1,172

(1)
At both March 31, 2023 and December 31, 2022, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $23 billion and $19 billion at March 31, 2023 and December 31, 2022, respectively.

7. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

March 31, 2023 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	March 31, 2023
Assets:
Investments
Debt securities:
Trading securities	$—	$1,407	$55	$—	$—	$1,462
Held-to-maturity investments	—	—	—	—	553	553
Total debt securities	—	1,407	55	—	553	2,015
Equity securities at FVTNI:
Equity securities/mutual funds	1,401	—	—	—	—	1,401
Equity method:
Equity, fixed income, and multi-asset mutual funds	164	—	—	—	—	164
Hedge funds/funds of hedge funds/other	—	—	—	460	—	460
Private equity funds	—	—	—	962	—	962
Real assets funds	—	—	—	324	—	324
Deferred cash compensation plan equity method investments	—	—	—	252	—	252
Total equity method	164	—	—	1,998	—	2,162
Bank loans	—	111	247	—	—	358
Federal Reserve Bank Stock	—	—	—	—	91	91
Carried interest	—	—	—	—	1,519	1,519
Other investments	39	—	—	440	147	626
Total investments	1,604	1,518	302	2,438	2,310	8,172
Other assets(3)	138	37	—	—	—	175
Separate account assets	36,632	19,927	—	—	692	57,251
Separate account collateral held under securities lending agreements:
Equity securities	2,244	—	—	—	—	2,244
Debt securities	—	4,221	—	—	—	4,221
Total separate account collateral held under securities lending agreements	2,244	4,221	—	—	—	6,465
Total	$40,618	$25,703	$302	$2,438	$3,002	$72,063
Liabilities:
Separate account collateral liabilities under securities lending agreements	$2,244	$4,221	$—	$—	$—	$6,465
Other liabilities(4)	—	18	257	—	—	275
Total	$2,244	$4,239	$257	$—	$—	$6,740

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
(3)
Level 1 amount includes a minority investment in a publicly traded company. Level 2 amount primarily includes fair value of derivatives (See Note 8, Derivatives and Hedging, for more information).
(4)
Level 2 amount primarily includes fair value of derivatives (See Note 8, Derivatives and Hedging, for more information). Level 3 amount primarily includes borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and a contingent liability related to an acquisition (see Note 14, Commitments and Contingencies, for more information).

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
(3)
Level 1 amount includes a minority investment in a publicly traded company. Level 2 amount primarily includes fair value of derivatives (See Note 8, Derivatives and Hedging, for more information).
(4)
Level 2 amount primarily includes fair value of derivatives (See Note 8, Derivatives and Hedging, for more information). Level 3 amount primarily includes borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and contingent liabilities related to certain acquisitions (see Note 14, Commitments and Contingencies, for more information).

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2023

(in millions)	December 31, 2022	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2023	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$52	$1	$2	$—	$—	$—	$—	$55	$1
Total debt securities	52	1	2	—	—	—	—	55	1
Bank loans	248	6	12	(20)	—	5	(4)	247	6
Total investments	$300	$7	$14	$(20)	$—	$5	$(4)	$302	$7
Liabilities:
Other liabilities	$280	$4	$—	$—	$(19)	$—	$—	$257	$4

(1)
Amounts include repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2022

(in millions)	December 31, 2021	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2022	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$17	$—	$6	$(12)	$—	$—	$(3)	$8	$—
Total debt securities	17	—	6	(12)	—	—	(3)	8	—
Private equity	5	—	—	—	—	—	(1)	4	—
Bank loans	270	—	8	—	—	—	(14)	264	—
Total investments	$292	$—	$14	$(12)	$—	$—	$(18)	$276	$—
Liabilities:
Other liabilities	$342	$(1)	$—	$—	$(31)	$—	$—	$312	$(1)

(1)
Amounts include contingent liability payments related to certain acquisitions.
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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At March 31, 2023 and December 31, 2022, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	March 31, 2023		December 31, 2022
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$5,644	$5,644	$7,416	$7,416	Level 1	(2) (3)
Other assets	$75	$75	$86	$86	Level 1	(2) (4)

Financial Liabilities:
Long-term borrowings	$6,669	$6,093	$6,654	$5,949	Level 2	(5)

(1)
See Note 4, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At March 31, 2023 and December 31, 2022, approximately $1.3 billion and $2.2 billion, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
At March 31, 2023 and December 31, 2022 other assets included cash collateral of approximately $58 million and $69 million, respectively. See Note 8, Derivatives and Hedging for further information on derivatives held by the Company. In addition, other assets included $17 million of restricted cash at both March 31, 2023 and December 31, 2022.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of March 31, 2023 and December 2022, respectively. See Note 13, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

March 31, 2023
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$460	$141	Daily/Monthly (17%) Quarterly (9%) N/R (74%)	1 – 90 days
Private equity funds	(b)	962	172	N/R	N/R
Real assets funds	(c)	324	294	Quarterly (15%) N/R (85%)	60 days
Deferred cash compensation plan equity method investments	(e)	252	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	140	91	N/R	N/R
Private equity funds	(d)	187	63	N/R	N/R
Hedge funds/other	(a)	113	35	Quarterly	90 days
Total		$2,438	$796

December 31, 2022
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$525	$149	Daily/Monthly (23%) Quarterly (13%) N/R (64%)	1 – 90 days
Private equity funds	(b)	885	174	N/R	N/R
Real assets funds	(c)	304	304	Quarterly (17%) N/R (83%)	60 days
Consolidated sponsored investment products:
Real assets funds	(c)	116	94	N/R	N/R
Private equity funds	(d)	183	37	N/R	N/R
Other funds		17	31	Quarterly	90 days
Total		$2,030	$789

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both March 31, 2023 and December 31, 2022.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both March 31, 2023 and December 31, 2022.
(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both March 31, 2023 and December 31, 2022. The total remaining unfunded commitments were $385 million and $398 million at March 31, 2023 and December 31, 2022, respectively. The Company’s portion of the total remaining unfunded commitments was $342 million and $364 million at March 31, 2023 and December 31, 2022, respectively.

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
(e)
This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The investments in hedge funds will be redeemed upon settlement of certain deferred cash compensation liabilities.
Fair Value Option

At March 31, 2023 and December 31, 2022, the Company elected the fair value option for certain investments in CLOs of approximately $55 million and $52 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(in millions)	2023	2022
CLO Bank loans:
Aggregate principal amounts outstanding	$230	$238
Fair value	221	234
Aggregate unpaid principal balance in excess of (less than) fair value	$9	$4

CLO Borrowings:
Aggregate principal amounts outstanding	$224	$245
Fair value	$222	$245

At March 31, 2023, the principal amounts outstanding of the borrowings issued by the CLO mature in 2030, and may be repaid prior to maturity at any time.

During the three months ended March 31, 2023 and 2022, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.
8. Derivatives and Hedging

The Company maintains a program to enter into exchange traded futures as a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. At March 31, 2023 and December 31, 2022, the Company had outstanding exchange traded futures related to this macro hedging strategy with aggregate notional values of approximately $1.5 billion and with expiration dates during the second and first quarter of 2023, respectively. In addition, beginning in the first quarter of 2023, the Company entered into futures to economically hedge the exposure to market movements on certain deferred cash compensation plans. At March 31, 2023, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $184 million and with expiration dates during the second quarter of 2023. Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represent settlements of profit/loss, are generally received or made daily depending upon whether gains or losses are incurred, and are reflected in other assets and other liabilities on the condensed consolidated statements of financial condition. These amounts were not material as of March 31, 2023 and December 31, 2022.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At March 31, 2023 and December 31, 2022, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.4 billion and $2.2 billion, and with expiration dates in April 2023 and January 2023, respectively.

At both March 31, 2023 and December 31, 2022, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at March 31, 2023 and December 31, 2022:

	Assets			Liabilities
(in millions)	Statement of Financial Condition Classification	March 31, 2023	December 31, 2022	Statement of Financial Condition Classification	March 31, 2023	December 31, 2022
Derivative Instruments
Forward foreign currency exchange contracts	Other assets	$37	$1	Other liabilities	$7	$19

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended
		March 31,
	Statement of Income	2023	2022
(in millions)	Classification	Gains (Losses)
Derivative Instruments
Exchange traded futures(1)	Nonoperating income (expense)	$(45)	$—
Forward foreign currency exchange contracts	General and administration expense	40	(42)
Total return swaps	Nonoperating income (expense)	—	41
Total gain (loss) from derivative instruments		$(5)	$(1)

(1)
Amount includes a $9 million gain on futures used to economically hedge certain deferred cash compensation plans.

The Company's CIPs may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three months ended March 31, 2023 and 2022.

See Note 15, Borrowings, in the 2022 Form 10-K for more information on the Company’s net investment hedge.

9. Goodwill

Goodwill activity during the three months ended March 31, 2023 was as follows:

(in millions)
December 31, 2022	$15,341
Other(1)	(2)
March 31, 2023	$15,339

(1)
Amounts primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007 (the “Quellos Transaction”). Goodwill related to the Quellos Transaction will continue to be reduced in future periods by the amount of tax benefits realized from tax-deductible goodwill in excess of book goodwill from the Quellos Transaction. The balance of the Quellos Transaction's tax-deductible goodwill in excess of book goodwill was approximately $4 million and $11 million at March 31, 2023 and December 31, 2022, respectively.

10. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2022	$17,578	$724	$18,302
Amortization expense	—	(37)	(37)
March 31, 2023	$17,578	$687	$18,265

11. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statements of income:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Lease cost:
Operating lease cost(1)	$55	$51
Variable lease cost(2)	11	11
Total lease cost	$66	$62

(1)
Amounts include short-term leases, which are immaterial for the three months ended March 31, 2023 and 2022.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of right-of-use (“ROU”) assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$42	$41

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$11	$12

	March 31,		December 31,
	2023		2022
Lease term and discount rate:
Weighted-average remaining lease term	16	years	16	years
Weighted-average discount rate	3%		3%

12. Other Assets

At March 31, 2023 and December 31, 2022, the Company had $792 million and $809 million of equity method investments, respectively, recorded within other assets on the condensed consolidated statements of financial condition, since such investees are considered to be an extension of BlackRock’s core business. BlackRock’s share of these investees’ underlying net income or loss is based upon the most currently available information and is recorded within advisory and other revenue. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At March 31, 2023 and December 31, 2022, the Company had $368 million and $375 million, respectively, of other nonequity method corporate minority investments recorded within other assets on the condensed consolidated statements of financial condition, which included investments in equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities. Changes in value of these securities are recorded in nonoperating income (expense) on the condensed consolidated statements of income. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2022 Form 10-K for further information.

13. Borrowings

Short-Term Borrowings

2023 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2023 credit facility”). In March 2023, the 2023 credit facility was amended to, among other things, (1) increase the aggregate commitment amount by $300 million to $5 billion, (2) extend the maturity date to March 2028 and (3) change the secured overnight financing rate (“SOFR”) adjustment to 10 bps per annum for all SOFR-based loans. The 2023 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2023 credit facility to an aggregate principal amount of up to $6 billion. The 2023 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2023. At March 31, 2023, the Company had no amount outstanding under the 2023 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2023 credit facility. At March 31, 2023, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at March 31, 2023 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
3.50% Notes due 2024	$1,000	$(1)	$999	$986
1.25% Notes due 2025	761	(2)	759	723
3.20% Notes due 2027	700	(3)	697	671
3.25% Notes due 2029	1,000	(8)	992	949
2.40% Notes due 2030	1,000	(5)	995	879
1.90% Notes due 2031	1,250	(9)	1,241	1,046
2.10% Notes due 2032	1,000	(14)	986	839
Total long-term borrowings	$6,711	$(42)	$6,669	$6,093

(1)
The unamortized discount and debt issuance costs are being amortized over the term of the notes.

Long-term borrowings at December 31, 2022 had a carrying value of $6.7 billion and a fair value of $5.9 billion, determined using market prices at the end of December 31, 2022.

See Note 15, Borrowings, in the 2022 Form 10-K for more information regarding the Company’s borrowings.

14. Commitments and Contingencies

Investment Commitments. At March 31, 2023, the Company had $836 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of March 31, 2023 and subject to this type of indemnification was approximately $264 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $281 billion were held as collateral for indemnified securities on loan at March 31, 2023. The fair value of these indemnifications was not material at March 31, 2023.

15. Revenue

The table below presents detail of revenue for the three months ended March 31, 2023 and 2022 and includes the product mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$500	$616
ETFs	1,078	1,158
Non-ETF index	177	187
Equity subtotal	1,755	1,961
Fixed income:
Active	468	534
ETFs	295	289
Non-ETF index	87	118
Fixed income subtotal	850	941
Multi-asset	296	359
Alternatives:
Illiquid alternatives	201	179
Liquid alternatives	145	167
Currency and commodities(1)	46	56
Alternatives subtotal	392	402
Long-term	3,293	3,663
Cash management	209	170
Total investment advisory, administration fees and securities lending revenue	3,502	3,833
Investment advisory performance fees:
Equity	6	12
Fixed income	1	9
Multi-asset	15	5
Alternatives:
Illiquid alternatives	21	37
Liquid alternatives	12	35
Alternatives subtotal	33	72
Total investment advisory performance fees	55	98
Technology services revenue	340	341
Distribution fees	319	381
Advisory and other revenue:
Advisory	14	16
Other	13	30
Total advisory and other revenue	27	46
Total revenue	$4,243	$4,699

(1)
Amounts include commodity ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended
	March 31,
(in millions)	2023	2022
By client type:
Retail	$1,032	$1,224
ETFs	1,418	1,501
Institutional:
Active	622	675
Index	221	263
Total institutional	843	938
Long-term	3,293	3,663
Cash management	209	170
Total	$3,502	$3,833

By investment style:
Active	$1,606	$1,851
Index and ETFs	1,687	1,812
Long-term	3,293	3,663
Cash management	209	170
Total	$3,502	$3,833

Investment Advisory and Administration Fees – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2023 and 2022:

March 31, 2023

	Remainder of
(in millions)	2023	2024	2025	2026	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$123	$120	$87	$67	$49	$446

March 31, 2022

	Remainder of
(in millions)	2022	2023	2024	2025	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$130	$159	$96	$58	$38	$481

(1)
Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at March 31, 2023 and 2022. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.
(2)
The Company elected the following practical expedients and therefore does not include amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Beginning balance	$1,420	$1,508
Net increase (decrease) in unrealized allocations	54	223
Performance fee revenue recognized	(16)	(32)
Ending balance	$1,458	$1,699

Technology Services Revenue – Remaining Performance Obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2023 and 2022:

March 31, 2023

	Remainder of
(in millions)	2023	2024	2025	2026	Thereafter	Total
Technology services revenue(1)(2)	$87	$56	$37	$26	$18	$224

March 31, 2022

	Remainder of
(in millions)	2022	2023	2024	2025	Thereafter	Total
Technology services revenue(1)(2)	$92	$60	$37	$22	$18	$229

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

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of March 31, 2023, the estimated fixed minimum fees for the remainder of the year approximated $700 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three months ended March 31, 2023 and 2022, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Beginning balance	$125	$122
Additions(1)	21	22
Revenue recognized that was included in the beginning balance	(26)	(31)
Ending balance	$120	$113

(1)
Amounts are net of revenue recognized.

16. Stock-Based Compensation

Restricted Stock Units (“RSUs”)

RSU activity for the three months ended March 31, 2023 is summarized below.

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2022	2,009,207	$710.67
Granted	620,348	$743.12
Converted	(787,688)	$633.48
Forfeited	(9,967)	$731.22
March 31, 2023	1,831,900	$754.73

In January 2023, the Company granted 342,706 RSUs to employees as part of the 2022 annual incentive compensation that vest ratably over three years from the date of grant and 259,465 RSUs to employees that cliff vest 100% on January 31, 2026. The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs granted to employees during the three months ended March 31, 2023 was $461 million.

At March 31, 2023, the intrinsic value of outstanding RSUs was $1.2 billion, reflecting a closing stock price of $669.12.

At March 31, 2023, total unrecognized stock-based compensation expense related to unvested RSUs was $759 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.6 years.

Performance-Based RSUs.

Performance-based RSU activity for the three months ended March 31, 2023 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2022	531,054	$672.47
Granted	169,938	$743.60
Additional shares granted due to attainment of performance measures	29,194	$532.15
Converted	(262,797)	$534.00
Forfeited	(1,793)	$641.08
March 31, 2023	465,596	$767.91

In January 2023, the Company granted 169,938 performance-based RSUs that cliff vest 100% on January 31, 2026. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2023, the Company granted 29,194 additional RSUs based on the attainment of Company performance measures during the performance period.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the three months ended March 31, 2023 was $142 million.

At March 31, 2023, the intrinsic value of outstanding performance-based RSUs was $311 million, reflecting a closing stock price of $669.12.

At March 31, 2023, total unrecognized stock-based compensation expense related to unvested performance-based awards was $163 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.9 years.

See Note 18, Stock-Based Compensation, in the 2022 Form 10-K for more information on performance-based RSUs.

Performance-based Stock Options.

Stock option activity for the three months ended March 31, 2023 is summarized below.

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	1,735,898	$513.50
Exercised	(54,072)	$513.50
Forfeited	(2,576)	$513.50
Outstanding at March 31, 2023(1)	1,679,250	$513.50	3.7	$261
Exercisable at March 31, 2023	540,583	$513.50	3.7	$84

(1)
At March 31, 2023, approximately 1.1 million options were expected to vest.

Vesting of the performance-based stock options was contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. Both hurdles have been achieved, and the first tranche of the awards vested at the end of 2022 with two subsequent equal installments vesting at the end of 2023 and 2024, respectively. Vested options are exercisable for up to nine years following the grant date. The awards are generally forfeited if the employee leaves the Company before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period.

At March 31, 2023, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $16 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.2 years. The aggregate intrinsic value of performance-based stock options exercised during the three months ended March 31, 2023 was $12 million.

See Note 18, Stock-Based Compensation, in the 2022 Form 10-K for more information on performance-based stock options.

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

At March 31, 2023, the Company was required to maintain approximately $2.2 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company chartered as a national bank with powers limited to trust and other fiduciary activities and subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

18. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Beginning balance	$(1,101)	$(550)
Foreign currency translation adjustments(1)	126	(125)
Ending balance	$(975)	$(675)

(1)
Amount for the three months ended March 31, 2023 includes a loss from a net investment hedge of $10 million (net of tax benefit of $3 million). Amount for the three months ended March 31, 2022 includes a gain from a net investment hedge of $13 million (net of tax expense of $4 million).

19. Capital Stock

Share Repurchases. In January 2023, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program for a total of up to approximately 7.9 million shares of BlackRock common stock.

During the three months ended March 31, 2023, the Company repurchased 0.5 million common shares under the Company’s existing share repurchase program for approximately $375 million. At March 31, 2023, there were approximately 7.4 million shares still authorized to be repurchased under the program.

20. Restructuring Charge

A restructuring charge of $91 million ($69 million after-tax), comprised of $58 million of severance and $33 million of expense related to the accelerated amortization of previously granted stock-based compensation awards, was recorded in the fourth quarter of 2022 in connection with an initiative to modify the workforce to align more closely with strategic priorities.

The table below presents a rollforward of the Company's restructuring liability for the three months ended March 31, 2023, which is included in other liabilities on the condensed consolidated statements of financial condition:

Three Months Ended
(in millions)	March 31, 2023
Liability as of December 31, 2022	$58
Cash payments	(34)
Liability as of March 31, 2023	$24

21. Income Taxes

Income tax expense for the three months ended March 31, 2023 included a $38 million discrete tax benefit related to stock-based compensation awards that vested in the first quarter, offset by a $38 million discrete tax expense related to the resolution of certain outstanding tax matters.

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

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2023 and 2022 under the treasury stock method:

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2023	2022
Net income attributable to BlackRock, Inc.	$1,157	$1,436
Basic weighted-average shares outstanding	149,909,343	151,732,845
Dilutive effect of:
Nonparticipating RSUs	1,007,476	1,229,694
Stock options	433,010	567,856
Total diluted weighted-average shares outstanding	151,349,829	153,530,395
Basic earnings per share	$7.72	$9.46
Diluted earnings per share	$7.64	$9.35

For the three months ended March 31, 2023 and 2022, 394,076 and 443,223 RSUs, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. Certain performance-based RSUs were excluded from the diluted EPS calculation because the designated contingency was not met for the three months ended March 31, 2023 and 2022, respectively.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three months ended March 31, 2023 and 2022 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Revenue
Americas	$2,831	$3,089
Europe	1,224	1,396
Asia-Pacific	188	214
Total revenue	$4,243	$4,699

See Note 15, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at March 31, 2023 and December 31, 2022 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

	March 31,	December 31,
(in millions)	2023	2022
Long-lived Assets
Americas	$14,957	$14,945
Europe	1,332	1,329
Asia-Pacific	96	98
Total long-lived assets	$16,385	$16,372

Americas is primarily comprised of the US, Latin America and Canada, while Europe is primarily comprised of the UK, the Netherlands, Switzerland, France, Ireland and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”); (3) the relative and absolute investment performance of BlackRock’s investment products; (4) BlackRock’s ability to develop new products and services that address client preferences; (5) the impact of increased competition; (6) the impact of future acquisitions or divestitures; (7) BlackRock’s ability to integrate acquired businesses successfully; (8) the unfavorable resolution of legal proceedings; (9) the extent and timing of any share repurchases; (10) the impact, extent and timing of technological changes and the adequacy of intellectual property, data, information and cybersecurity protection; (11) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (12) the impact of legislative and regulatory actions and reforms, regulatory, supervisory or enforcement actions of government agencies and governmental scrutiny relating to BlackRock; (13) changes in law and policy and uncertainty pending any such changes; (14) any failure to effectively manage conflicts of interest; (15) damage to BlackRock’s reputation; (16) geopolitical unrest, terrorist activities, civil or international hostilities, including the war between Russia and Ukraine, and natural disasters, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (17) a pandemic or health crisis, and related impact on BlackRock’s business, operations and financial condition; (18) climate-related risks to BlackRock's business, products, operations and clients; (19) the ability to attract, train and retain highly qualified and diverse professionals; (20) fluctuations in the carrying value of BlackRock’s economic investments; (21) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products or transactions, which could affect the value proposition to clients and, generally, the tax position of the Company; (22) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (23) the failure by key third-party providers of BlackRock to fulfill their obligations to the Company; (24) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (25) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded funds (“ETFs”) platform; (26) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (27) the impact of problems, instability or failure of other financial institutions or the failure or negative performance of products offered by other financial institutions.

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $9.1 trillion of AUM at March 31, 2023. With approximately 19,500 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology services to institutional and retail clients in more than 100 countries across the globe.

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to offer choice and tailor investment and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® and BlackRock ETFs, separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin Wealth, eFront, and Cachematrix, as well as advisory services and solutions to a broad base of institutional and wealth management clients. The Company is highly regulated and manages its clients’ assets as a fiduciary. The Company does not engage in proprietary trading activities that could conflict with the interests of its clients.

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

EXECUTIVE SUMMARY

	Three Months Ended
	March 31,
(in millions, except per share data)	2023	2022
GAAP basis:
Total revenue	$4,243	$4,699
Total expense	2,805	2,935
Operating income	$1,438	$1,764
Operating margin	33.9%	37.5%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	104	(65)
Income tax expense	385	263
Net income attributable to BlackRock	$1,157	$1,436
Diluted earnings per common share	$7.64	$9.35
Effective tax rate	25.0%	15.5%
As adjusted(1):
Operating income	$1,511	$1,822
Operating margin	40.4%	44.2%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$87	$(65)
Net income attributable to BlackRock	$1,200	$1,462
Diluted earnings per common share	$7.93	$9.52
Effective tax rate	25.0%	16.8%
Other:
Assets under management (end of period)	$9,090,271	$9,569,513
Diluted weighted-average common shares outstanding	151.3	153.5
Shares outstanding (end of period)	149.9	151.7
Book value per share(2)	$251.57	$247.08
Cash dividends declared and paid per share	$5.00	$4.88

(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures. Beginning in the first quarter of 2023, BlackRock updated the definitions of its non-GAAP financial measures to exclude the impact of market valuation changes on certain deferred cash compensation plans which the Company began economically hedging in 2023.
(2)
Total BlackRock stockholders’ equity divided by total shares outstanding at March 31 of the respective period-end.

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

GAAP. Operating income of $1.4 billion decreased $326 million and operating margin of 33.9% decreased 360 bps from the three months ended March 31, 2022. Decreases in operating income and operating margin reflected lower base fees, driven by the impact of lower markets and the negative impact of foreign exchange movements, and lower performance fees, partially offset by lower expense.

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) increased $169 million from the three months ended March 31, 2022, driven primarily by mark-to-market gains on the Company’s un-hedged seed capital and private equity co-investment portfolios, and higher interest and dividend income.

First quarter 2023 income tax expense included a $38 million discrete tax benefit related to stock-based compensation awards that vested in 2023, offset by a $38 million discrete tax expense related to the resolution of certain outstanding tax matters. First quarter 2022 income tax expense included $133 million of discrete tax benefits related to stock-based compensation awards that vested in 2022 and the resolution of certain outstanding tax matters. In addition, first quarter 2022 income tax expense included $18 million of net noncash tax benefits related to the revaluation of certain deferred income tax liabilities. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share decreased $1.71, or 18%, from the three months ended March 31, 2022, primarily reflecting lower operating income and a higher effective tax rate, partially offset by higher nonoperating income in the current quarter.

As Adjusted. Operating income of $1.5 billion decreased $311 million and operating margin of 40.4% decreased 380 bps from the three months ended March 31, 2022. Earnings per diluted common share decreased $1.59, or 17%, from the three months ended March 31, 2022, reflecting lower operating income and a higher effective tax rate, partially offset by higher nonoperating income. Income tax expense, as adjusted, for the first quarter of 2022 excluded $18 million of net noncash tax benefits described above.

Beginning in the first quarter of 2023, BlackRock updated its definitions of operating income, as adjusted, operating margin, as adjusted, nonoperating income (expense), as adjusted, and net income attributable to BlackRock, Inc., as adjusted, to exclude the compensation expense related to the market valuation changes on certain deferred cash compensation plans, and the related nonoperating gain (loss) impact of an economic hedge of these deferred cash compensation plans. See Non-GAAP Financial Measures for further information on as adjusted items and the reconciliation to accounting principles generally accepted in the United States (“GAAP”).

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

Beginning in the first quarter of 2023, BlackRock updated its definitions of operating income, as adjusted, operating margin, as adjusted, nonoperating income (expense), as adjusted, and net income attributable to BlackRock, Inc., as adjusted, to exclude the compensation expense related to the market valuation changes on certain deferred cash compensation plans, and the related nonoperating gain (loss) impact of an economic hedge of these deferred cash compensation plans.

Computations and reconciliations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating income, GAAP basis	$1,438	$1,764
Non-GAAP expense adjustments:
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans (a)	20	—
Amortization of intangible assets (b)	37	38
Acquisition-related compensation costs (b)	5	7
Contingent consideration fair value adjustments (b)	—	1
Lease costs - New York (c)	11	12
Operating income, as adjusted	1,511	1,822
Product launch costs and commissions	—	—
Operating income used for operating margin measurement	$1,511	$1,822
Revenue, GAAP basis	$4,243	$4,699
Non-GAAP adjustments:
Distribution fees	(319)	(381)
Investment advisory fees	(186)	(193)
Revenue used for operating margin measurement	$3,738	$4,125
Operating margin, GAAP basis	33.9%	37.5%
Operating margin, as adjusted	40.4%	44.2%

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Nonoperating income (expense), GAAP basis	$116	$(138)
Less: Net income (loss) attributable to NCI	12	(73)
Nonoperating income (expense), net of NCI	104	(65)
Less: Hedge gain (loss) on deferred cash compensation plans (a)	17	—
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$87	$(65)

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended
	March 31,
(in millions, except per share data)	2023	2022
Net income attributable to BlackRock, Inc., GAAP basis	$1,157	$1,436
Non-GAAP adjustments(1):
Net impact of hedged deferred cash compensation plans (a)	2	—
Amortization of intangible assets (b)	28	29
Acquisition-related compensation costs (b)	4	5
Contingent consideration fair value adjustments (b)	—	1
Lease costs - New York (c)	9	9
Income tax matters	—	(18)
Net income attributable to BlackRock, Inc., as adjusted	$1,200	$1,462
Diluted weighted-average common shares outstanding	151.3	153.5
Diluted earnings per common share, GAAP basis	$7.64	$9.35
Diluted earnings per common share, as adjusted	$7.93	$9.52

(1)
Non-GAAP adjustments are net of tax excluding income tax matters.

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

•
Operating income, as adjusted, includes the following non-GAAP expense adjustments:
(a)
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans. Beginning in the first quarter of 2023, the Company updated its definition of operating income, as adjusted, to exclude compensation expense related to the market valuation changes on certain deferred cash compensation plans, which the Company began hedging economically in 2023. For these deferred cash compensation plans, the final value of the deferred amount to be distributed to employees in cash upon vesting is determined based on the returns on specified investment funds. The Company recognizes compensation expense for the appreciation (depreciation) of the deferred cash compensation liability in proportion to the vested amount of the award during a respective period, while the gain (loss) to economically hedge these plans is immediately recognized in nonoperating income (expense), which creates a timing difference impacting net income. This timing difference will reverse and offset to zero over the life of the award at the end of the multi-year vesting period. Management believes excluding market valuation changes related to the deferred cash compensation plans in the calculation of operating income, as adjusted, provides useful disclosure to both management and investors of the Company’s financial performance over time as these amounts are economically hedged, while also increasing comparability with other companies.
(b)
Acquisition related costs. Includes adjustments related to amortization of intangible assets, other acquisition-related costs, including compensation costs for nonrecurring retention-related deferred compensation, and contingent consideration fair value adjustments incurred in connection with certain acquisitions. Management believes excluding the impact of these expenses when calculating operating income, as adjusted, provides a helpful indication of the Company’s financial performance over time, thereby providing helpful information for both management and investors while also increasing comparability with other companies.
(c)
Lease costs – New York. The Company began recording expenses in August 2021 related to the lease of office space for its new headquarters located at 50 Hudson Yards in New York (“Lease cost – Hudson Yards”), when it obtained access to the building to begin its tenant improvements. The Company will begin lease payments related to its new headquarters in May 2023. As a result, the Company continued to recognize lease expense within general and administration expense for both its new and prior headquarters until the Company's lease on its prior headquarters expired in April 2023. Prior to February 2023, the impact of Lease cost – Hudson Yards was excluded from operating income, as adjusted. Beginning in February 2023, when the Company completed the majority of its move to 50 Hudson Yards, it no longer excluded the impact of Lease cost – Hudson Yards and began to exclude the impact of lease costs related to the Company's prior headquarters for its remaining lease term. Management believes excluding the impact of these respective New York lease costs (“Lease costs – New York”) when calculating operating income, as adjusted, is useful to assess the Company’s financial performance, ongoing operations, and enhances comparability among periods presented.
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

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted: Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to its results and provides comparability of this information among reporting periods. Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, excludes the gain (loss) on the economic hedge of certain deferred cash compensation plans. As the gain (loss) on investments and derivatives used to hedge these compensation plans over time substantially offsets the compensation expense related to the market valuation changes on these deferred cash compensation plans, which is included in operating income, GAAP basis, management believes excluding the gain (loss) impact of an economic hedge of these deferred cash compensation plans when calculating nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure for both management and investors of BlackRock’s nonoperating results that impact book value.

(3) Net income attributable to BlackRock, Inc., as adjusted: Management believes net income attributable to BlackRock, Inc., as adjusted, and diluted earnings per common share, as adjusted, are useful measures of BlackRock’s profitability and financial performance. Net income attributable to BlackRock, Inc., as adjusted, equals net income attributable to BlackRock, Inc., GAAP basis, adjusted for certain items management deems nonrecurring or that occur infrequently, transactions that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow.

See notes (1) and (2) above regarding operating income, as adjusted, for information on the updated presentation of non-GAAP adjustments. For each period presented, the non-GAAP adjustments were tax effected at the respective blended rates applicable to the adjustments. Amounts for income tax matters represent net noncash (benefit) expense primarily associated with the revaluation of certain deferred tax liabilities related to intangible assets and goodwill as a result of tax rate changes. These amounts have been excluded from the as adjusted results as these items will not have a cash flow impact and to enhance comparability among periods presented. The amounts for 2022 income tax matters included net noncash expense related to state and local income tax changes.

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2023	2022	2022	2023	2023
Retail	$876,979	$843,475	$989,123	$283	$(29,403)
ETFs	3,074,303	2,909,610	3,150,496	21,705	185,831
Institutional:
Active	1,778,340	1,641,591	1,676,167	71,537	223,964
Index	2,677,711	2,528,615	3,019,763	9,175	1,813
Institutional subtotal	4,456,051	4,170,206	4,695,930	80,712	225,777
Long-term	8,407,333	7,923,291	8,835,549	102,700	382,205
Cash management	682,938	671,194	724,939	7,618	(42,661)
Advisory	—	—	9,025	—	(9,022)
Total	$9,090,271	$8,594,485	$9,569,513	$110,318	$330,522

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2023	2022	2022	2023	2023
Active	$2,474,034	$2,317,560	$2,479,139	$68,293	$183,380
Index and ETFs	5,933,299	5,605,731	6,356,410	34,407	198,825
Long-term	8,407,333	7,923,291	8,835,549	102,700	382,205
Cash management	682,938	671,194	724,939	7,618	(42,661)
Advisory	—	—	9,025	—	(9,022)
Total	$9,090,271	$8,594,485	$9,569,513	$110,318	$330,522

AUM and Net Inflows (Outflows) by Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2023	2022	2022	2023	2023
Equity	$4,707,344	$4,435,354	$5,119,044	$(6,790)	$22,289
Fixed income	2,653,744	2,536,823	2,645,871	53,876	296,134
Multi-asset	771,880	684,904	785,181	53,675	67,225
Alternatives:
Illiquid alternatives	123,416	117,751	109,141	4,432	16,610
Liquid alternatives	80,151	80,654	87,326	(2,125)	(5,722)
Currency and commodities(1)	70,798	67,805	88,986	(368)	(14,331)
Alternatives subtotal	274,365	266,210	285,453	1,939	(3,443)
Long-term	8,407,333	7,923,291	8,835,549	102,700	382,205
Cash management	682,938	671,194	724,939	7,618	(42,661)
Advisory	—	—	9,025	—	(9,022)
Total	$9,090,271	$8,594,485	$9,569,513	$110,318	$330,522

(1)
Amounts include commodity ETFs.

Component Changes in AUM for the Three Months Ended March 31, 2023

The following table presents the component changes in AUM by client type and product type for the three months ended March 31, 2023.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2022	(outflows)	change	impact(1)	2023	AUM(2)
Retail:
Equity	$370,612	$1,999	$19,727	$1,936	$394,274	$390,849
Fixed income	299,114	421	4,212	2,190	305,937	305,909
Multi-asset	125,168	(1,144)	4,340	317	128,681	128,208
Alternatives	48,581	(993)	332	167	48,087	48,514
Retail subtotal	843,475	283	28,611	4,610	876,979	873,480
ETFs:
Equity	2,081,742	(10,105)	117,173	2,627	2,191,437	2,164,367
Fixed income	758,093	33,513	17,645	1,525	810,776	784,986
Multi-asset	8,875	(1,628)	439	2	7,688	8,039
Alternatives	60,900	(75)	3,560	17	64,402	61,527
ETFs subtotal	2,909,610	21,705	138,817	4,171	3,074,303	3,018,919
Institutional:
Active:
Equity	168,734	(3,682)	9,984	1,017	176,053	171,321
Fixed income	774,955	15,703	22,010	1,969	814,637	795,268
Multi-asset	544,469	56,587	25,134	2,828	629,018	597,419
Alternatives	153,433	2,929	1,723	547	158,632	156,385
Active subtotal	1,641,591	71,537	58,851	6,361	1,778,340	1,720,393
Index:
Equity	1,814,266	4,998	121,405	4,911	1,945,580	1,906,349
Fixed income	704,661	4,239	8,454	5,040	722,394	714,315
Multi-asset	6,392	(140)	251	(10)	6,493	6,487
Alternatives	3,296	78	(133)	3	3,244	3,258
Index subtotal	2,528,615	9,175	129,977	9,944	2,677,711	2,630,409
Institutional subtotal	4,170,206	80,712	188,828	16,305	4,456,051	4,350,802
Long-term	7,923,291	102,700	356,256	25,086	8,407,333	8,243,201
Cash management	671,194	7,618	1,819	2,307	682,938	659,387
Total	$8,594,485	$110,318	$358,075	$27,393	$9,090,271	$8,902,588

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into United States ("US") dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

The following table presents the component changes in AUM by investment style and product type for the three months ended March 31, 2023.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2022	(outflows)	change	impact(1)	2023	AUM(2)
Active:
Equity	$392,836	$(5,093)	$21,200	$1,946	$410,889	$407,524
Fixed income	1,053,083	16,007	25,879	3,768	1,098,737	1,079,569
Multi-asset	669,629	55,443	29,475	3,145	757,692	725,619
Alternatives	202,012	1,936	2,054	714	206,716	204,899
Active subtotal	2,317,560	68,293	78,608	9,573	2,474,034	2,417,611
Index and ETFs:
ETFs:
Equity	2,081,742	(10,105)	117,173	2,627	2,191,437	2,164,367
Fixed income	758,093	33,513	17,645	1,525	810,776	784,986
Multi-asset	8,875	(1,628)	439	2	7,688	8,039
Alternatives	60,900	(75)	3,560	17	64,402	61,527
ETFs subtotal	2,909,610	21,705	138,817	4,171	3,074,303	3,018,919
Non-ETF Index:
Equity	1,960,776	8,408	129,916	5,918	2,105,018	2,060,995
Fixed income	725,647	4,356	8,797	5,431	744,231	735,923
Multi-asset	6,400	(140)	250	(10)	6,500	6,495
Alternatives	3,298	78	(132)	3	3,247	3,258
Non-ETF Index subtotal	2,696,121	12,702	138,831	11,342	2,858,996	2,806,671
Index & ETFs subtotal	5,605,731	34,407	277,648	15,513	5,933,299	5,825,590
Long-term	7,923,291	102,700	356,256	25,086	8,407,333	8,243,201
Cash management	671,194	7,618	1,819	2,307	682,938	659,387
Total	$8,594,485	$110,318	$358,075	$27,393	$9,090,271	$8,902,588

The following table presents the component changes in AUM by product type for the three months ended March 31, 2023.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2022	(outflows)	change	impact(1)	2023	AUM(2)
Equity	$4,435,354	$(6,790)	$268,289	$10,491	$4,707,344	$4,632,886
Fixed income	2,536,823	53,876	52,321	10,724	2,653,744	2,600,478
Multi-asset	684,904	53,675	30,164	3,137	771,880	740,153
Alternatives:
Illiquid alternatives	117,751	4,432	626	607	123,416	120,872
Liquid alternatives	80,654	(2,125)	1,503	119	80,151	80,631
Currency and commodities(3)	67,805	(368)	3,353	8	70,798	68,181
Alternatives subtotal	266,210	1,939	5,482	734	274,365	269,684
Long-term	7,923,291	102,700	356,256	25,086	8,407,333	8,243,201
Cash management	671,194	7,618	1,819	2,307	682,938	659,387
Total	$8,594,485	$110,318	$358,075	$27,393	$9,090,271	$8,902,588

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)
Amounts include commodity ETFs.

AUM increased $496 billion to $9.1 trillion at March 31, 2023, driven by net market appreciation, net inflows and the positive impact of foreign exchange movements.

Long-term net inflows of $103 billion were comprised of net inflows of $81 billion and $22 billion from institutional clients and ETFs, respectively. Net flows in long-term products are described below.

•
Institutional active net inflows of $72 billion were led by multi-asset and fixed income net inflows and included the impact of significant outsourcing mandates.
•
Institutional index net inflows of $9 billion primarily reflected equity and fixed income net inflows.
•
ETFs net inflows of $22 billion were led by $34 billion of net inflows into bond ETFs, partially offset by net outflows from precision ETFs.

Cash management AUM increased to $683 billion, driven by net inflows into US government money market funds.

Net market appreciation of $358 billion was primarily driven by global equity market appreciation.

AUM increased $27 billion due to the positive impact of foreign exchange movements, primarily due to the weakening of the US dollar, largely against the British pound and the euro.

Component Changes in AUM for the Twelve Months Ended March 31, 2023

The following table presents the component changes in AUM by client type and product type for the twelve months ended March 31, 2023.

	March 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2022	(outflows)	change	impact(1)	2023	AUM(2)
Retail:
Equity	$446,043	$(4,305)	$(41,661)	$(5,803)	$394,274	$389,562
Fixed income	343,712	(17,982)	(18,742)	(1,051)	305,937	312,168
Multi-asset	149,480	(7,266)	(13,039)	(494)	128,681	131,531
Alternatives	49,888	150	(1,743)	(208)	48,087	49,017
Retail subtotal	989,123	(29,403)	(75,185)	(7,556)	876,979	882,278
ETFs:
Equity	2,350,421	49,481	(196,133)	(12,332)	2,191,437	2,124,649
Fixed income	712,767	148,255	(47,182)	(3,064)	810,776	735,279
Multi-asset	8,716	(364)	(511)	(153)	7,688	8,000
Alternatives	78,592	(11,541)	(2,541)	(108)	64,402	65,163
ETFs subtotal	3,150,496	185,831	(246,367)	(15,657)	3,074,303	2,933,091
Institutional:
Active:
Equity	188,822	4,369	(13,186)	(3,952)	176,053	171,020
Fixed income	718,225	133,339	(30,053)	(6,874)	814,637	727,212
Multi-asset	617,843	76,406	(51,197)	(14,034)	629,018	568,433
Alternatives	151,277	9,850	(610)	(1,885)	158,632	152,231
Active subtotal	1,676,167	223,964	(95,046)	(26,745)	1,778,340	1,618,896
Index:
Equity	2,133,758	(27,256)	(118,136)	(42,786)	1,945,580	1,894,107
Fixed income	871,167	32,522	(137,835)	(43,460)	722,394	745,023
Multi-asset	9,142	(1,551)	(836)	(262)	6,493	7,073
Alternatives	5,696	(1,902)	(321)	(229)	3,244	4,185
Index subtotal	3,019,763	1,813	(257,128)	(86,737)	2,677,711	2,650,388
Institutional subtotal	4,695,930	225,777	(352,174)	(113,482)	4,456,051	4,269,284
Long-term	8,835,549	382,205	(673,726)	(136,695)	8,407,333	8,084,653
Cash management	724,939	(42,661)	3,517	(2,857)	682,938	700,296
Advisory	9,025	(9,022)	(3)	—	—	2,741
Total	$9,569,513	$330,522	$(670,212)	$(139,552)	$9,090,271	$8,787,690

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended March 31, 2023.

	March 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2022	(outflows)	change	impact(1)	2023	AUM(2)
Active:
Equity	$472,849	$(9,764)	$(45,511)	$(6,685)	$410,889	$410,109
Fixed income	1,037,813	114,006	(46,234)	(6,848)	1,098,737	1,017,777
Multi-asset	767,315	69,139	(64,235)	(14,527)	757,692	699,956
Alternatives	201,162	9,999	(2,352)	(2,093)	206,716	201,247
Active subtotal	2,479,139	183,380	(158,332)	(30,153)	2,474,034	2,329,089
Index and ETFs:
ETFs:
Equity	2,350,421	49,481	(196,133)	(12,332)	2,191,437	2,124,649
Fixed income	712,767	148,255	(47,182)	(3,064)	810,776	735,279
Multi-asset	8,716	(364)	(511)	(153)	7,688	8,000
Alternatives	78,592	(11,541)	(2,541)	(108)	64,402	65,163
ETFs subtotal	3,150,496	185,831	(246,367)	(15,657)	3,074,303	2,933,091
Non-ETF Index:
Equity	2,295,774	(17,428)	(127,472)	(45,856)	2,105,018	2,044,580
Fixed income	895,291	33,873	(140,396)	(44,537)	744,231	766,626
Multi-asset	9,150	(1,550)	(837)	(263)	6,500	7,081
Alternatives	5,699	(1,901)	(322)	(229)	3,247	4,186
Non-ETF Index subtotal	3,205,914	12,994	(269,027)	(90,885)	2,858,996	2,822,473
Index & ETFs subtotal	6,356,410	198,825	(515,394)	(106,542)	5,933,299	5,755,564
Long-term	8,835,549	382,205	(673,726)	(136,695)	8,407,333	8,084,653
Cash management	724,939	(42,661)	3,517	(2,857)	682,938	700,296
Advisory	9,025	(9,022)	(3)	—	—	2,741
Total	$9,569,513	$330,522	$(670,212)	$(139,552)	$9,090,271	$8,787,690
The following table presents the component changes in AUM by product type for the twelve months ended March 31, 2023.

	March 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2022	(outflows)	change	impact(1)	2023	AUM(2)
Equity	$5,119,044	$22,289	$(369,116)	$(64,873)	$4,707,344	$4,579,338
Fixed income	2,645,871	296,134	(233,812)	(54,449)	2,653,744	2,519,682
Multi-asset	785,181	67,225	(65,583)	(14,943)	771,880	715,037
Alternatives:
Illiquid alternatives	109,141	16,610	(1,468)	(867)	123,416	114,703
Liquid alternatives	87,326	(5,722)	(349)	(1,104)	80,151	82,517
Currency and commodities(3)	88,986	(14,331)	(3,398)	(459)	70,798	73,376
Alternatives subtotal	285,453	(3,443)	(5,215)	(2,430)	274,365	270,596
Long-term	8,835,549	382,205	(673,726)	(136,695)	8,407,333	8,084,653
Cash management	724,939	(42,661)	3,517	(2,857)	682,938	700,296
Advisory	9,025	(9,022)	(3)	—	—	2,741
Total	$9,569,513	$330,522	$(670,212)	$(139,552)	$9,090,271	$8,787,690

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)
Amounts include commodity ETFs.

AUM decreased $479 billion to $9.1 trillion at March 31, 2023, driven by net market depreciation and the negative impact of foreign exchange movements, partially offset by net inflows.

Long-term net inflows of $382 billion were comprised of net inflows of $226 billion and $186 billion from institutional clients and ETFs, respectively, partially offset by net outflows of $29 billion from retail. Net flows in long-term products are described below.

•
Institutional active net inflows of $224 billion were led by fixed income and multi-asset net inflows and included the impact of several significant outsourcing mandates.
•
Institutional index net inflows of $2 billion primarily reflected $33 billion of fixed income net inflows, partially offset by equity net outflows of $27 billion.
•
ETFs net inflows of $186 billion were driven by net inflows into bond and core equity ETFs.
•
Retail net outflows of $29 billion were primarily due to net outflows of $18 billion and $7 billion from fixed income and multi-asset, respectively.

Cash management AUM decreased to $683 billion, due to net outflows.

Net market depreciation of $670 billion was driven by global equity and fixed income market depreciation.

AUM decreased $140 billion due to the negative impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar, largely against the British pound, the Japanese yen and the euro.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three months ended March 31, 2023 and 2022 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 24, 2023 (“2022 Form 10-K”).

Revenue

The table below presents detail of revenue for the three months ended March 31, 2023 and 2022 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$500	$616
ETFs	1,078	1,158
Non-ETF index	177	187
Equity subtotal	1,755	1,961
Fixed income:
Active	468	534
ETFs	295	289
Non-ETF index	87	118
Fixed income subtotal	850	941
Multi-asset	296	359
Alternatives:
Illiquid alternatives	201	179
Liquid alternatives	145	167
Currency and commodities(1)	46	56
Alternatives subtotal	392	402
Long-term	3,293	3,663
Cash management	209	170
Total investment advisory, administration fees and securities lending revenue	3,502	3,833
Investment advisory performance fees:
Equity	6	12
Fixed income	1	9
Multi-asset	15	5
Alternatives:
Illiquid alternatives	21	37
Liquid alternatives	12	35
Alternatives subtotal	33	72
Total investment advisory performance fees	55	98
Technology services revenue	340	341
Distribution fees	319	381
Advisory and other revenue:
Advisory	14	16
Other	13	30
Total advisory and other revenue	27	46
Total revenue	$4,243	$4,699

(1)
Amounts include commodity ETFs.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended March 31,
	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)
	2023	2022	2023	2022
Equity:
Active	14%	16%	5%	5%
ETFs	32%	30%	24%	24%
Non-ETF index	5%	5%	23%	24%
Equity subtotal	51%	51%	52%	53%
Fixed income:
Active	13%	14%	12%	11%
ETFs	9%	8%	9%	7%
Non-ETF index	2%	3%	8%	10%
Fixed income subtotal	24%	25%	29%	28%
Multi-asset	8%	9%	8%	8%
Alternatives:
Illiquid alternatives	6%	5%	1%	1%
Liquid alternatives	4%	4%	1%	1%
Currency and commodities(2)	1%	2%	1%	1%
Alternatives subtotal	11%	11%	3%	3%
Long-term	94%	96%	92%	92%
Cash management	6%	4%	8%	8%
Total AUM	100%	100%	100%	100%

(1)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)
Amounts include commodity ETFs.

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Revenue decreased $456 million, or 10%, from the three months ended March 31, 2022, primarily driven by the impact of lower markets and the negative impact of foreign exchange movements on average AUM and lower performance fees.

Investment advisory, administration fees and securities lending revenue of $3.5 billion decreased $331 million from $3.8 billion for the three months ended March 31, 2022, primarily driven by the negative impact of market beta and foreign exchange movements on average AUM, partially offset by the elimination of yield-related fee waivers on money market funds and higher securities lending revenue. Securities lending revenue of $167 million increased from $138 million for the three months ended March 31, 2022, primarily reflecting higher spreads.

Investment advisory performance fees of $55 million decreased $43 million from $98 million for the three months ended March 31, 2022, reflecting lower revenue from alternative products.

Technology services revenue of $340 million decreased $1 million from $341 million for the three months ended March 31, 2022, due to the negative impact of foreign exchange movements on Aladdin’s non-dollar revenue and market declines on Aladdin’s fixed income platform assets over the last twelve months, offset by continued strong client demand for Aladdin.

Total advisory and other revenue of $27 million decreased $19 million from $46 million for the three months ended March 31, 2022, primarily reflecting lower volume of transition management assignments.

Expense

The following table presents expense for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Expense
Employee compensation and benefits	$1,427	$1,498
Distribution and servicing costs	505	574
Direct fund expense	315	329
General and administration expense:
Marketing and promotional	80	60
Occupancy and office related	110	99
Portfolio services	68	69
Sub-advisory	20	22
Technology	135	145
Professional services	42	40
Communications	12	11
Foreign exchange remeasurement	(1)	(3)
Contingent consideration fair value adjustments	—	1
Other general and administration	55	52
Total general and administration expense	521	496
Amortization of intangible assets	37	38
Total expense	$2,805	$2,935

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Expense decreased $130 million, or 4%, from the three months ended March 31, 2022, reflecting lower employee compensation and benefits expense and lower volume related expense, partially offset by higher general and administration expense.

Employee compensation and benefits expense decreased $71 million from the three months ended March 31, 2022, primarily resulting from lower incentive compensation, largely driven by lower operating income.

Direct fund expense decreased $14 million from the three months ended March 31, 2022, primarily reflecting lower average index AUM.

General and administration expense increased $25 million from the three months ended March 31, 2022, primarily driven by higher marketing and promotional expense, resulting from higher travel and entertainment expense, and higher occupancy and office related expense, partially offset by lower technology expense, related to the impact of certain credits.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Nonoperating income (expense), GAAP basis	$116	$(138)
Less: Net income (loss) attributable to NCI	12	(73)
Nonoperating income (expense), net of NCI	104	(65)
Less: Hedge gain (loss) on deferred cash compensation plans(1)	17	—
Nonoperating income (expense), net of NCI, as adjusted(2)	$87	$(65)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net gain (loss) on investments, net of NCI
Private equity	$39	$10
Real assets	6	13
Other alternatives(3)	6	4
Other investments(4)	12	(75)
Hedge gain (loss) on deferred cash compensation plans(1)	17	—
Subtotal	80	(48)
Other gains (losses)	(3)	19
Total net gain (loss) on investments, net of NCI	77	29
Interest and dividend income	86	18
Interest expense	(59)	(54)
Net interest income (expense)	27	(36)
Nonoperating income (expense), net of NCI	104	(65)
Less: Hedge gain (loss) on deferred cash compensation plans(1)	17	—
Nonoperating income (expense), net of NCI, as adjusted(2)	$87	$(65)

(1)
Amount relates to the gain (loss) from economically hedging BlackRock’s deferred cash compensation plans.
(2)
Management believes nonoperating income (expense), net of NCI, as adjusted, is an effective measure for reviewing BlackRock’s nonoperating results, which ultimately impacts BlackRock’s book value. See Non-GAAP Financial Measures for further information on other non-GAAP financial measures.
(3)
Amounts primarily include net gains (losses) related to credit funds, direct hedge fund strategies and hedge fund solutions.
(4)
Amounts primarily include net gains (losses) related to unhedged seed investments.

Income Tax Expense

	GAAP		As Adjusted
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2023	2022	2023	2022
Operating income(1)	$1,438	$1,764	$1,511	$1,822
Total nonoperating income (expense)(1)(2)	$104	$(65)	$87	$(65)
Income before income taxes(2)	$1,542	$1,699	$1,598	$1,757
Income tax expense	$385	$263	$398	$295
Effective tax rate	25.0%	15.5%	25.0%	16.8%

(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI.

2023. Income tax expense for the three months ended March 31, 2023 included a $38 million discrete tax benefit related to stock-based compensation awards that vested in the first quarter of 2023, offset by a $38 million discrete tax expense related to the resolution of certain outstanding tax matters.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law, which became effective January 1, 2023 and introduced new provisions including a corporate book minimum tax and an excise tax on net stock repurchases. The provisions within the IRA did not have a material impact on BlackRock's condensed consolidated financial statements.

2022. Income tax expense included $133 million of discrete tax benefits related to stock-based compensation awards that vested in the first quarter of 2022 and the resolution of certain outstanding tax matters. In addition, first quarter 2022 GAAP income tax expense included $18 million of net noncash tax benefits related to the revaluation of certain deferred income tax liabilities, which was excluded from our as adjusted results, as it will not have a cash flow impact and to ensure comparability among periods presented.

STATEMENT OF FINANCIAL CONDITION OVERVIEW

As Adjusted Statement of Financial Condition

The following table presents a reconciliation of the condensed consolidated statement of financial condition presented on a GAAP basis to the condensed consolidated statement of financial condition, excluding the impact of separate account assets and separate account collateral held under securities lending agreements (directly related to lending separate account securities) and separate account liabilities and separate account collateral liabilities under securities lending agreements and consolidated sponsored investment products ("CIPs").

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

Separate Account Assets and Liabilities and Separate Account Collateral Held under Securities Lending Agreements

Separate account assets are maintained by BlackRock Life Limited, a wholly owned subsidiary of the Company that is a registered life insurance company in the United Kingdom ("UK"), and represent segregated assets held for purposes of funding individual and group pension contracts. The Company records equal and offsetting separate account liabilities. The separate account assets are not available to creditors of the Company and the holders of the pension contracts have no recourse to the Company’s assets. The net investment income attributable to separate account assets accrues directly to the contract owners and is not reported on the condensed consolidated statements of income. While BlackRock has no economic interest in these assets or liabilities, BlackRock earns an investment advisory fee for the service of managing these assets on behalf of its clients.

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

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as variable interest entities (“VIEs”) and voting rights entities (“VREs”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2022 Form 10-K for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by CIPs to use in its operating activities. In addition, the Company cannot readily sell investments held by CIPs in order to obtain cash for use in the Company’s operations.

	March 31, 2023
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$5,644	$—	$243	$5,401
Accounts receivable	3,580	—	—	3,580
Investments	8,172	—	1,328	6,844
Separate account assets and collateral held under securities lending agreements	63,716	63,716	—	—
Operating lease right-of-use assets	1,494	—	—	1,494
Other assets(3)	5,188	—	105	5,083
Subtotal	87,794	63,716	1,676	22,402
Goodwill and intangible assets, net	33,604	—	—	33,604
Total assets	$121,398	$63,716	$1,676	$56,006
Liabilities
Accrued compensation and benefits	$1,014	$—	$—	$1,014
Accounts payable and accrued liabilities	1,183	—	—	1,183
Borrowings	6,669	—	—	6,669
Separate account liabilities and collateral liabilities under securities lending agreements	63,716	63,716	—	—
Deferred income tax liabilities(4)	3,443	—	—	3,443
Operating lease liabilities	1,823	—	—	1,823
Other liabilities	4,485	—	380	4,105
Total liabilities	82,333	63,716	380	18,237
Equity
Total BlackRock, Inc. stockholders’ equity	37,712	—	—	37,712
Noncontrolling interests	1,353	—	1,296	57
Total equity	39,065	—	1,296	37,769
Total liabilities and equity	$121,398	$63,716	$1,676	$56,006

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

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of March 31, 2023 and December 31, 2022 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at March 31, 2023 and December 31, 2022 included $243 million and $265 million, respectively, of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the three months ended March 31, 2023). Accounts receivable at March 31, 2023 increased $316 million from December 31, 2022, primarily due to higher base fee and technology services receivables. Investments at March 31, 2023 increased $706 million from December 31, 2022 (for more information see Investments herein). Goodwill and intangible assets at March 31, 2023 decreased $39 million from December 31, 2022, primarily due to amortization of intangible assets. Other assets at March 31, 2023 increased $696 million from December 31, 2022, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities), partially offset by a decrease in due from related parties.

Liabilities. Accrued compensation and benefits at March 31, 2023 decreased $1.3 billion from December 31, 2022, primarily due to 2022 incentive compensation cash payments in the first quarter of 2023, partially offset by 2023 incentive compensation accruals. Other liabilities at March 31, 2023 increased $909 million from December 31, 2022, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets). Net deferred income tax liabilities at March 31, 2023 increased $62 million from December 31, 2022, primarily due to the effects of temporary differences associated with stock-based compensation, partially offset by capitalized costs.

Investments

The Company’s investments were $8.2 billion and $7.5 billion at March 31, 2023 and December 31, 2022, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents investments, as adjusted, to enable investors to understand the portion of investments that is owned by the Company, net of NCI, as a gauge to measure the impact of changes in net nonoperating income (expense) on investments to net income (loss) attributable to BlackRock.

The Company further presents net “economic” investment exposure, net of deferred cash compensation investments and hedged exposures, to reflect another helpful measure for investors. The economic impact of investments held pursuant to deferred cash compensation plans is substantially offset by a change in associated compensation expense, and the impact of the portfolio of seed investments is mitigated by futures entered into as part of the Company's macro hedging strategy. Carried interest capital allocations are excluded as there is no impact to BlackRock’s stockholders’ equity until such amounts are realized as performance fees. Finally, the Company’s regulatory investment in Federal Reserve Bank stock, which is not subject to market or interest rate risk, is excluded from the Company’s net economic investment exposure.

	March 31,	December 31,
(in millions)	2023	2022
Investments, GAAP	$8,172	$7,466
Investments held by CIPs	(5,091)	(4,669)
Net interest in CIPs(1)	3,763	3,622
Investments, as adjusted	6,844	6,419
Deferred cash compensation investments	(278)	—
Hedged exposures	(1,504)	(1,461)
Federal Reserve Bank stock	(91)	(91)
Carried interest	(1,519)	(1,550)
Total “economic” investment exposure(2)	$3,452	$3,317

(1)
Amounts include $1.5 billion of carried interest (VIEs) as of both March 31, 2023 and December 31, 2022, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts exclude investments in strategic minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(in millions)	2023	2022
Equity/Fixed income/Multi-asset(1)	$2,542	$2,423
Alternatives:
Private equity	1,287	1,207
Real assets	404	368
Other alternatives(2)	723	780
Alternatives subtotal	2,414	2,355
Hedged exposures	(1,504)	(1,461)
Total “economic” investment exposure	$3,452	$3,317

(1)
Amounts include seed investments in equity, fixed income, and multi-asset mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in credit funds, direct hedge fund strategies, and hedge fund solutions.

As adjusted investment activity for the three months ended March 31, 2023 was as follows:

(in millions)	Three Months Ended March 31,
Investments, as adjusted, beginning balance	$6,419
Purchases/capital contributions	490
Sales/maturities	(165)
Distributions(1)	(20)
Market appreciation(depreciation)/earnings from equity method investments	132
Carried interest capital allocations/(distributions)	(31)
Other(2)	19
Investments, as adjusted, ending balance	$6,844

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2022	$7,433	$265	$7,168
Net cash provided by/(used in) operating activities	(394)	(335)	(59)
Net cash provided by/(used in) investing activities	(222)	27	(249)
Net cash provided by/(used in) financing activities	(1,194)	286	(1,480)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	38	—	38
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,772)	(22)	(1,750)
Cash, cash equivalents and restricted cash, March 31, 2023	$5,661	$243	$5,418

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

Cash flows provided by/(used in) operating activities, excluding the impact of CIPs, primarily include the receipt of base fees, securities lending revenue, performance fees and technology services revenue, offset by the payment of operating expenses incurred in the normal course of business, including year-end incentive and deferred cash compensation accrued during prior years, and income tax payments.

Cash flows used in investing activities, excluding the impact of CIPs, for the three months ended March 31, 2023 were $249 million and primarily reflected $176 million of net investment purchases and $81 million of purchases of property and equipment.

Cash flows used in financing activities, excluding the impact of CIPs, for the three months ended March 31, 2023 were $1.5 billion, primarily resulting from $796 million of cash dividend payments, $721 million of share repurchases, including $375 million in open market transactions and $346 million of employee tax withholdings related to employee stock transactions.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$5,644	$7,416
Cash and cash equivalents held by CIPs(1)	(243)	(265)
Subtotal(2)	5,401	7,151
Credit facility – undrawn	5,000	4,700
Total liquidity resources	$10,401	$11,851

(1)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(2)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 40% and 50% at March 31, 2023 and December 31, 2022, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

Total liquidity resources decreased $1.5 billion during the three months ended March 31, 2023, primarily reflecting cash payments of 2022 year-end incentive awards, cash dividend payments of $796 million, and share repurchases of $721 million, partially offset by cash flows from other operating activities and a $300 million increase in the aggregate commitment amount under the credit facility.

A significant portion of the Company’s $6.8 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. In January 2023, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program for a total of up to approximately 7.9 million shares of BlackRock common stock.

During the three months ended March 31, 2023, the Company repurchased 0.5 million common shares under the Company’s existing share repurchase program for approximately $375 million. At March 31, 2023, there were approximately 7.4 million shares still authorized to be repurchased under the program.

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

At both March 31, 2023 and December 31, 2022, the Company was required to maintain approximately $2.2 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2023 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2023 credit facility”). In March 2023, the 2023 credit facility was amended to, among other things, (1) increase the aggregate commitment amount by $300 million to $5 billion, (2) extend the maturity date to March 2028 and (3) change the secured overnight financing rate (“SOFR”) adjustment to 10 bps per annum for all SOFR-based loans. The 2023 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2023 credit facility to an aggregate principal amount of up to $6 billion. The 2023 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2023. At March 31, 2023, the Company had no amount outstanding under the 2023 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2023 credit facility. At March 31, 2023, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At March 31, 2023, the principal amount of long-term notes outstanding was $6.7 billion. See Note 15, Borrowings, in the 2022 Form 10-K for more information on overall borrowings outstanding as of December 31, 2022.

During the three months ended March 31, 2023, the Company paid approximately $51 million of interest on long-term notes. Future principal repayments and interest requirements at March 31, 2023 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2023	$—	$117	$117
2024	1,000	151	1,151
2025(1)	761	133	894
2026	—	124	124
2027	700	112	812
2028	—	102	102
Thereafter	4,250	185	4,435
Total	$6,711	$924	$7,635

(1)
The amounts related to the 2025 Notes are calculated using the EUR/USD foreign exchange rate as of March 31, 2023.

Commitments and Contingencies

Investment Commitments. At March 31, 2023, the Company had $836 million of various capital commitments to fund sponsored investment products, including CIPs. These products include various illiquid alternative products, including private equity funds and real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Critical Accounting Policies And Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. These estimates, judgments and assumptions are affected by the Company’s application of accounting policies. Management considers the following accounting policies and estimates critical to understanding the condensed consolidated financial statements. These policies and estimates are considered critical because they had a material impact, or are reasonably likely to have a material impact on the Company’s condensed consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. For a summary of these and additional accounting policies, see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements. In addition, see Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2022 Form 10-K for further information.

Consolidation. The Company consolidates entities in which the Company has a controlling financial interest. The company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities' economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as on-going redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of March 31, 2023, the Company was deemed to be the PB of 92 VIEs. See Note 5, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

Fair Value Measurements. The Company’s assessment of the significance of a particular input to the fair value measurement according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined) in its entirety requires judgment and considers factors specific to the financial instrument. See Note 2, Significant Accounting Policies, and Note 7, Fair Value Disclosures, in the notes to the condensed consolidated financial statements for more information on fair value measurements.

Investment Advisory Performance Fees / Carried Interest. The Company receives investment advisory performance fees, including incentive allocations (carried interest) from certain actively managed investment funds and certain separately managed accounts (“SMAs”). These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds, which vary by product or account, and include monthly, quarterly, annual or longer measurement periods.

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

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition. The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At March 31, 2023 and December 31, 2022, the Company had $1.5 billion and $1.4 billion, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 15, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three months ended March 31, 2023 and 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2023, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred cash compensation plans or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures to hedge market and interest rate exposure with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding futures with an aggregate notional value of approximately $1.5 billion at both March 31, 2023 and December 31, 2022.

At March 31, 2023, approximately $5.1 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred cash compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $3.5 billion. See Statement of Financial Condition Overview-Investments in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk. At March 31, 2023, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1.4 billion of the Company’s total economic investment exposure. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $141 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At March 31, 2023, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $2.1 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $49 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and euro, was approximately $1.0 billion at March 31, 2023. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $104 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At March 31, 2023, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.4 billion with expiration dates in April 2023. In addition, the Company entered into futures to hedge economically the exposure to market movements on certain deferred cash compensation plans. At March 31, 2023, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $184 million and with expiration dates during the second quarter of 2023.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 14, Commitments and Contingencies, in the notes to the condensed consolidated financial statements of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks discussed in BlackRock's Annual Report on Form 10-K for the year ended December 31, 2022 could materially affect our business, financial condition, operating results and nonoperating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2023 through January 31, 2023	632,935	$748.23	172,410	7,736,743
February 1, 2023 through February 28, 2023	308,898	$720.73	308,898	7,427,845
March 1, 2023 through March 31, 2023	36,263	$681.02	34,442	7,393,403
Total	978,096	$737.05	515,750

(1)
Consists of purchases made by the Company primarily to satisfy income tax withholding obligations of employees and members of the Company’s Board of Directors related to the vesting of certain restricted stock unit awards and purchases made by the Company as part of the share repurchase program that the Company announced in July 2010, which initially authorized the repurchase of 5.1 million shares with no stated expiration. In January 2023, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company’s existing share repurchase program, for a total of up to approximately 7.9 million shares of BlackRock common stock.

Item 6. Exhibits

Exhibit No.	Description

10.1(1)

Amendment No. 13, dated as of March 31, 2023, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

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

(1)
Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Martin S. Small
Date: May 5, 2023		Martin S. Small
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)