Form 10-Q
period 2023-06-30
BlackRock Inc.
filed 2023-08-04
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, there were 149,302,633 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Signatures	75

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	June 30,	December 31,
(in millions, except shares and per share data)	2023	2022
Assets
Cash and cash equivalents(1)	$6,834	$7,416
Accounts receivable	3,806	3,264
Investments(1)	9,124	7,466
Separate account assets	55,119	54,066
Separate account collateral held under securities lending agreements	5,811	5,765
Property and equipment (net of accumulated depreciation and amortization of $1,434 and $1,390 at June 30, 2023 and December 31, 2022, respectively)	1,045	1,031
Intangible assets (net of accumulated amortization of $541 and $483 at June 30, 2023 and December 31, 2022, respectively)	18,228	18,302
Goodwill	15,338	15,341
Operating lease right-of-use assets	1,464	1,516
Other assets(1)	5,875	3,461
Total assets	$122,644	$117,628
Liabilities
Accrued compensation and benefits	$1,374	$2,272
Accounts payable and accrued liabilities	1,156	1,294
Borrowings	7,904	6,654
Separate account liabilities	55,119	54,066
Separate account collateral liabilities under securities lending agreements	5,811	5,765
Deferred income tax liabilities	3,439	3,381
Operating lease liabilities	1,814	1,835
Other liabilities(1)	6,131	3,576
Total liabilities	82,748	78,843
Commitments and contingencies (Note 14)
Temporary equity
Redeemable noncontrolling interests	1,546	909
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at June 30, 2023 and December 31, 2022;
   Shares issued: 172,075,373 at June 30, 2023 and December 31, 2022;
   Shares outstanding: 149,373,266 and 149,756,492 at June 30, 2023 and
      December 31, 2022, respectively

Additional paid-in capital	19,571	19,772
Retained earnings	30,855	29,876
Accumulated other comprehensive loss	(880)	(1,101)
Treasury stock, common, at cost (22,702,107 and 22,318,881 shares held at June 30, 2023 and December 31, 2022, respectively)	(11,340)	(10,805)
Total BlackRock, Inc. stockholders’ equity	38,208	37,744
Nonredeemable noncontrolling interests	142	132
Total permanent equity	38,350	37,876
Total liabilities, temporary equity and permanent equity	$122,644	$117,628

(1)
At June 30, 2023, cash and cash equivalents, investments, other assets and other liabilities include $208 million, $4.7 billion, $68 million, and $2.0 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2022, cash and cash equivalents, investments, other assets and other liabilities include $234 million, $3.9 billion, $68 million, and $1.9 billion, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$2,689	$2,769	$5,300	$5,652
Other third parties	922	919	1,813	1,869
Total investment advisory, administration fees and securities lending revenue	3,611	3,688	7,113	7,521
Investment advisory performance fees	118	106	173	204
Technology services revenue	359	332	699	673
Distribution fees	319	361	638	742
Advisory and other revenue	56	39	83	85
Total revenue	4,463	4,526	8,706	9,225
Expense
Employee compensation and benefits	1,429	1,414	2,856	2,912
Distribution and servicing costs	518	572	1,023	1,146
Direct fund expense	344	304	659	633
General and administration expense	520	530	1,041	1,026
Amortization of intangible assets	37	38	74	76
Total expense	2,848	2,858	5,653	5,793
Operating income	1,615	1,668	3,053	3,432
Nonoperating income (expense)
Net gain (loss) on investments	231	(314)	320	(416)
Interest and dividend income	89	21	175	39
Interest expense	(69)	(54)	(128)	(108)
Total nonoperating income (expense)	251	(347)	367	(485)
Income before income taxes	1,866	1,321	3,420	2,947
Income tax expense	443	358	828	621
Net income	1,423	963	2,592	2,326
Less:
Net income (loss) attributable to noncontrolling interests	57	(114)	69	(187)
Net income attributable to BlackRock, Inc.	$1,366	$1,077	$2,523	$2,513
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$9.13	$7.12	$16.85	$16.59
Diluted	$9.06	$7.06	$16.70	$16.43
Weighted-average common shares outstanding:
Basic	149.6	151.3	149.8	151.5
Diluted	150.7	152.5	151.0	153.0

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net income	$1,423	$963	$2,592	$2,326
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	95	(416)	221	(541)
Comprehensive income (loss)	1,518	547	2,813	1,785
Less: Comprehensive income (loss) attributable to noncontrolling interests	57	(114)	69	(187)
Comprehensive income attributable to BlackRock, Inc.	$1,461	$661	$2,744	$1,972

(1)
Amounts for the three months ended June 30, 2023 and 2022 includes a loss from a net investment hedge of $2 million (net of tax benefit of $1 million) and a gain from a net investment hedge of $36 million (net of tax expense of $11 million), respectively. Amounts for the six months ended June 30, 2023 and 2022 includes a loss from a net investment hedge of $13 million (net of tax benefit of $4 million) and a gain from net investment hedge of $49 million (net of tax expense of $15 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Six Months Ended June 30, 2023

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2022	$19,774	$29,876	$(1,101)	$(10,805)	$37,744	$132	$37,876	$909
Net income	—	2,523	—	—	2,523	20	2,543	49
Dividends declared ($10.00 per share)	—	(1,544)	—	—	(1,544)	—	(1,544)	—
Stock-based compensation	323	—	—	—	323	—	323	—
Issuance of common shares related to employee stock transactions	(524)	—	—	571	47	—	47	—
Employee tax withholdings related to employee stock transactions	—	—	—	(354)	(354)	—	(354)	—
Shares repurchased	—	—	—	(752)	(752)	—	(752)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(10)	(10)	650
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(62)
Other comprehensive income (loss)	—	—	221	—	221	—	221	—
June 30, 2023	$19,573	$30,855	$(880)	$(11,340)	$38,208	$142	$38,350	$1,546

(1)
Amounts include $2 million of common stock at both June 30, 2023 and December 31, 2022.

For the Three Months Ended June 30, 2023

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
March 31, 2023	$19,429	$30,237	$(975)	$(10,979)	$37,712	$118	$37,830	$1,235
Net income	—	1,366	—	—	1,366	25	1,391	32
Dividends declared ($5.00 per share)	—	(748)	—	—	(748)	—	(748)	—
Stock-based compensation	158	—	—	—	158	—	158	—
Issuance of common shares related to employee stock transactions	(14)	—	—	24	10	—	10	—
Employee tax withholdings related to employee stock transactions	—	—	—	(8)	(8)	—	(8)	—
Shares repurchased	—	—	—	(377)	(377)	—	(377)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(1)	(1)	336
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(57)
Other comprehensive income (loss)	—	—	95	—	95	—	95	—
June 30, 2023	$19,573	$30,855	$(880)	$(11,340)	$38,208	$142	$38,350	$1,546

(1)
Amounts include $2 million of common stock at both June 30, 2023 and March 31, 2023.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Six Months Ended June 30, 2022

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2021	$19,642	$27,688	$(550)	$(9,087)	$37,693	$113	$37,806	$1,087
Net income	—	2,513	—	—	2,513	(2)	2,511	(185)
Dividends declared ($9.76 per share)	—	(1,523)	—	—	(1,523)	—	(1,523)	—
Stock-based compensation	376	—	—	—	376	—	376	—
Issuance of common shares related to employee stock transactions	(547)	—	—	561	14	—	14	—
Employee tax withholdings related to employee stock transactions	—	—	—	(443)	(443)	—	(443)	—
Shares repurchased	—	—	—	(1,000)	(1,000)	—	(1,000)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	2	2	425
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(224)
Other comprehensive income (loss)	—	—	(541)	—	(541)	—	(541)	—
June 30, 2022	$19,471	$28,678	$(1,091)	$(9,969)	$37,089	$113	$37,202	$1,103

(1)
Amounts include $2 million of common stock at both June 30, 2022 and December 31, 2021.

For the Three Months Ended June 30, 2022

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
March 31, 2022	$19,304	$28,338	$(675)	$(9,478)	$37,489	$107	$37,596	$1,263
Net income	—	1,077	—	—	1,077	(2)	1,075	(112)
Dividends declared ($4.88 per share)	—	(737)	—	—	(737)	—	(737)	—
Stock-based compensation	175	—	—	—	175	—	175	—
Issuance of common shares related to employee stock transactions	(8)	—	—	16	8	—	8	—
Employee tax withholdings related to employee stock transactions	—	—	—	(7)	(7)	—	(7)	—
Shares repurchased	—	—	—	(500)	(500)	—	(500)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	8	8	53
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(101)
Other comprehensive income (loss)	—	—	(416)	—	(416)	—	(416)	—
June 30, 2022	$19,471	$28,678	$(1,091)	$(9,969)	$37,089	$113	$37,202	$1,103

(1)
Amounts include $2 million of common stock at both June 30, 2022 and March 31, 2022.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(in millions)	2023	2022
Operating activities
Net income	$2,592	$2,326
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	208	199
Noncash lease expense	77	82
Stock-based compensation	323	376
Deferred income tax expense (benefit)	58	12
Net (gains) losses within CIPs	(167)	388
Net (purchases) proceeds within CIPs	(947)	(590)
(Earnings) losses from equity method investees	(191)	57
Distributions of earnings from equity method investees	18	32
Changes in operating assets and liabilities:
Accounts receivable	(472)	216
Investments, trading	12	115
Other assets	(2,337)	(1,224)
Accrued compensation and benefits	(875)	(1,582)
Accounts payable and accrued liabilities	(110)	(118)
Other liabilities	2,402	934
Net cash provided by/(used in) operating activities	591	1,223
Investing activities
Purchases of investments	(584)	(383)
Proceeds from sales and maturities of investments	179	117
Distributions of capital from equity method investees	17	34
Net consolidations (deconsolidations) of sponsored investment funds	27	(5)
Purchases of property and equipment	(142)	(263)
Net cash provided by/(used in) investing activities	(503)	(500)
Financing activities
Repayments of long-term borrowings	—	(750)
Proceeds from long-term borrowings	1,238	—
Cash dividends paid	(1,544)	(1,523)
Proceeds from stock options exercised	27	—
Repurchases of common stock	(1,104)	(1,443)
Net proceeds from (repayments of) borrowings by CIPs	(23)	—
Net subscriptions received/(redemptions/distributions paid) from noncontrolling interest holders	640	427
Other financing activities	12	17
Net cash provided by/(used in) financing activities	(754)	(3,272)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	84	(293)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(582)	(2,842)
Cash, cash equivalents and restricted cash, beginning of period	7,433	9,340
Cash, cash equivalents and restricted cash, end of period	$6,851	$6,498
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$524	$547
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(62)	$(224)

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

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on February 24, 2023 (“2022 Form 10-K”).

The interim financial information at June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

•
Level 1 assets may include listed mutual funds, ETFs, listed equities, commodities and certain exchange-traded derivatives.

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

•
Level 3 assets may include direct private equity investments, including those held within CIPs, investments in CLOs, and bank loans held within consolidated CLOs and CIPs.
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

In addition, during 2023, the Company acquired both investments and derivatives to economically hedge market valuation changes on certain deferred cash compensation plans, for which the final value of the deferred amount distributed to employees in cash upon vesting is determined based on the returns on specified investment funds. The Company recognizes compensation expense for the appreciation (depreciation) of the deferred cash compensation liability in proportion to the vested amount of the award during a respective period, while the gain (loss) to economically hedge these plans is immediately recognized in nonoperating income (expense). See Note 4, Investments, and Note 8, Derivatives and Hedging, for further information on the Company’s investments and derivatives, respectively, used to economically hedge certain deferred cash compensation plans.

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

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the condensed consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the condensed consolidated statements of financial condition. At June 30, 2023 and December 31, 2022, the fair value of loaned securities held by separate accounts was approximately $9.9 billion and $10.2 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $10.9 billion and $11.0 billion, respectively, of which approximately $5.8 billion as of June 30, 2023 and $5.8 billion as of December 31, 2022 was recognized on the condensed consolidated statements of financial condition. During the six months ended June 30, 2023 and 2022, the Company had not resold or repledged any of the collateral obtained under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

Property and Equipment. Property and equipment are recorded at cost less accumulated depreciation. Depreciation is generally determined by cost less any estimated residual value using the straight-line method over the estimated useful lives of the various classes of property and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the remaining lease term. During the six months ended June 30, 2023, BlackRock reclassed approximately $400 million from construction in progress to leasehold improvements primarily related to its new headquarters located at 50 Hudson Yards in New York.

Money Market Fee Waivers. The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). There were no Yield Support waivers during the three and six months ended June 30, 2023 and during the three months ended June 30, 2022. During the six months ended June 30, 2022 Yield Support waivers resulted in a reduction of management fees of approximately $72 million. The reduction in management fees was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. The Company may increase or decrease the level of Yield Support waivers in future periods.

3. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	June 30,	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$6,834	$7,416
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$6,851	$7,433

4. Investments

A summary of the carrying value of total investments is as follows:

	June 30,	December 31,
(in millions)	2023	2022
Debt securities:
Trading securities (including $1,759 and $1,279 held by CIPs at June 30, 2023 and December 31, 2022, respectively)	$1,800	$1,331
Held-to-maturity investments	618	544
Total debt securities	2,418	1,875
Equity securities at FVTNI (including $1,386 and $1,089 held by CIPs at June 30, 2023 and December 31, 2022, respectively)(1)	1,526	1,211
Equity method investments:
Equity method investments(2)	2,091	1,895
Deferred cash compensation plan - equity method investments(1)	249	—
Total equity method investments	2,340	1,895
Bank loans held by CIPs	370	354
Federal Reserve Bank stock(3)	91	91
Carried interest(4)	1,699	1,550
Other investments(1)(5)	680	490
Total investments	$9,124	$7,466

(1)
Amounts include investments held to economically hedge the impact of market valuation changes on certain deferred cash compensation plans of $249 million, $14 million, and $12 million included within equity method investments, equity securities at fair value recorded through net income ("FVTNI") and other investments, respectively, as of June 30, 2023.
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
(5)
Other investments include BlackRock’s investments in nonmarketable equity securities, which are measured at cost, adjusted for observable price changes, and private equity, real asset, and commodity investments held by CIPs, which are measured at fair value.

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At June 30, 2023, $33 million of these investments mature between one to five years, $284 million of these investments mature between five to ten years and $301 million of these investments mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	June 30, 2023		December 31, 2022
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,195	$1,132	$823	$795
Government debt	526	489	420	400
Asset/mortgage-backed debt	197	179	154	136
Total trading debt securities	$1,918	$1,800	$1,397	$1,331
Equity securities at FVTNI:
Equity securities/mutual funds	$1,415	$1,526	$1,216	$1,211

5. Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment funds accounted for as voting rights entities (“VREs”) because it is deemed to control such funds.

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, which may be considered VIEs. The Company may from time to time own equity or debt securities or enter into derivatives or loan arrangements with the vehicles, each of which are considered variable interests. The Company’s involvement in financing the operations of the VIEs is generally limited to its investments in the entity. The Company’s consolidated VIEs include certain sponsored investment products in which BlackRock has an economic interest and as the investment manager, is deemed to have both the power to direct the most significant activities of the products and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment products. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	June 30, 2023			December 31, 2022
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$208	$48	$256	$234	$31	$265
Investments:
Trading debt securities	1,283	476	1,759	949	330	1,279
Equity securities at FVTNI	968	418	1,386	821	268	1,089
Bank loans	218	152	370	234	120	354
Other investments	543	98	641	373	77	450
Carried interest	1,649	—	1,649	1,497	—	1,497
Total investments	4,661	1,144	5,805	3,874	795	4,669
Other assets	68	36	104	68	29	97
Other liabilities(2)	(1,993)	(78)	(2,071)	(1,876)	(48)	(1,924)
Noncontrolling interest - CIPs	(1,372)	(264)	(1,636)	(857)	(125)	(982)
BlackRock's net interest in CIPs	$1,572	$886	$2,458	$1,443	$682	$2,125

(1)
The Company generally cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At both June 30, 2023 and December 31, 2022, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic ownership interest in these CIPs. Valuation changes associated with investments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Nonoperating net gain (loss) on consolidated VIEs	$80	$(183)	$139	$(316)

Net income (loss) attributable to NCI on consolidated VIEs	$61	$(108)	$73	$(183)

6. Variable Interest Entities

Nonconsolidated VIEs. At June 30, 2023 and December 31, 2022, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

		Advisory Fee	Other Net Assets	Maximum
(in millions)	Investments	Receivables	(Liabilities)	Risk of Loss(1)
June 30, 2023
Sponsored investment products	$1,205	$117	$(11)	$1,339
December 31, 2022
Sponsored investment products	$1,060	$95	$(12)	$1,172

(1)
At both June 30, 2023 and December 31, 2022, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $23 billion and $19 billion at June 30, 2023 and December 31, 2022, respectively.

7. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

June 30, 2023 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	June 30, 2023
Assets:
Investments
Debt securities:
Trading securities	$—	$1,759	$41	$—	$—	$1,800
Held-to-maturity investments	—	—	—	—	618	618
Total debt securities	—	1,759	41	—	618	2,418
Equity securities at FVTNI:
Equity securities/mutual funds	1,526	—	—	—	—	1,526
Equity method:
Equity, fixed income, and multi-asset mutual funds	149	—	—	—	—	149
Hedge funds/funds of hedge funds/other	—	—	—	462	—	462
Private equity funds	—	—	—	1,119	—	1,119
Real assets funds	—	—	—	361	—	361
Deferred cash compensation plan equity method investments	—	—	—	249	—	249
Total equity method	149	—	—	2,191	—	2,340
Bank loans	—	104	266	—	—	370
Federal Reserve Bank Stock	—	—	—	—	91	91
Carried interest	—	—	—	—	1,699	1,699
Other investments	55	—	—	475	150	680
Total investments	1,730	1,863	307	2,666	2,558	9,124
Other assets(3)	140	2	109	—	—	251
Separate account assets	35,290	19,242	—	—	587	55,119
Separate account collateral held under securities lending agreements:
Equity securities	3,043	—	—	—	—	3,043
Debt securities	—	2,768	—	—	—	2,768
Total separate account collateral held under securities lending agreements	3,043	2,768	—	—	—	5,811
Total	$40,203	$23,875	$416	$2,666	$3,145	$70,305
Liabilities:
Separate account collateral liabilities under securities lending agreements	$3,043	$2,768	$—	$—	$—	$5,811
Other liabilities(4)	—	15	254	—	—	269
Total	$3,043	$2,783	$254	$—	$—	$6,080

(1)
Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2)
Amounts are comprised of investments held at amortized cost and cost, adjusted for observable price changes, carried interest, certain equity method investments and other assets, which are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.
(3)
Level 1 amount includes a minority investment in a publicly traded company. Level 3 amount includes a strategic private debt investment with changes in fair value recorded in AOCI, net of tax.
(4)
Level 2 amount primarily includes fair value of derivatives (See Note 8, Derivatives and Hedging, for more information). Level 3 amount primarily includes borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and a contingent liability related to a prior acquisition (see Note 14, Commitments and Contingencies, for more information).

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
(4)
Level 2 amount primarily includes fair value of derivatives (See Note 8, Derivatives and Hedging, for more information). Level 3 amount primarily includes borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and contingent liabilities related to certain prior acquisitions (see Note 14, Commitments and Contingencies, for more information).

Level 3 Assets. Level 3 assets predominantly include investments in CLOs, bank loans of consolidated CIPs, and a strategic private debt investment. Investments in CLOs and bank loans were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs. BlackRock's strategic private debt investment was valued using the income approach by discounting the expected cash flows to a single present value. For investments utilizing a discounted cashflow valuation technique, an increase (decrease) in the discount rate or risk premium in isolation could have resulted in a significantly lower (higher) fair value measurement as of June 30, 2023.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2023

(in millions)	March 31, 2023	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2023	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$55	$(1)	$4	$(17)	$—	$—	$—	$41	$(1)
Total debt securities	55	(1)	4	(17)	—	—	—	41	(1)
Bank loans	247	17	—	(1)	—	5	(2)	266	17
Total investments	302	16	4	(18)	—	5	(2)	307	16
Other assets	—	—	109	—	—	—	—	109	—
Total assets	$302	$16	$113	$(18)	$—	$5	$(2)	$416	$16
Liabilities:
Other liabilities	$257	$—	$—	$—	$(3)	$—	$—	$254	$—

(1)
Amounts include repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2023

(in millions)	December 31, 2022	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2023	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$52	$—	$6	$(17)	$—	$—	$—	$41	$—
Total debt securities	52	—	6	(17)	—	—	—	41	—
Bank loans	248	23	12	(21)	—	10	(6)	266	23
Total investments	300	23	18	(38)	—	10	(6)	307	23
Other assets	—	—	109	—	—	—	—	109	—
Total assets	$300	$23	$127	$(38)	$—	$10	$(6)	$416	$23
Liabilities:
Other liabilities	$280	$4	$—	$—	$(22)	$—	$—	$254	$4

(1)
Amounts include repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2022

(in millions)	March 31, 2022	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements	Transfers into Level 3	Transfers out of Level 3	June 30, 2022	Total Net Unrealized Gains (Losses) Included in Earnings(1)
Assets:
Investments:
Debt securities:
Trading	$8	$(3)	$13	$(1)	$—	$—	$(1)	$16	$(3)
Total debt securities	8	(3)	13	(1)	—	—	(1)	16	(3)
Private equity	4	—	—	—	—	—	—	4	—
Bank loans	264	(3)	8	(18)	—	4	(3)	252	(3)
Total investments	$276	$(6)	$21	$(19)	$—	$4	$(4)	$272	$(6)
Liabilities:
Other liabilities	$312	$—	$—	$—	$2	$—	$—	$314	$—

(1)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2022

(in millions)	December 31, 2021	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2022	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$17	$(3)	$19	$(13)	$—	$—	$(4)	$16	$(3)
Total debt securities	17	(3)	19	(13)	—	—	(4)	16	(3)
Private equity	5	—	—	—	—	—	(1)	4	—
Bank loans	270	(3)	16	(18)	—	4	(17)	252	(3)
Total investments	$292	$(6)	$35	$(31)	$—	$4	$(22)	$272	$(6)
Liabilities:
Other liabilities	$342	$(1)	$—	$—	$(29)	$—	$—	$314	$(1)

(1)
Amounts include proceeds from borrowings of a consolidated CLO and a contingent liability payment related to a prior acquisition.
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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At June 30, 2023 and December 31, 2022, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	June 30, 2023		December 31, 2022
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$6,834	$6,834	$7,416	$7,416	Level 1	(2)(3)
Other assets	$89	$89	$86	$86	Level 1	(2)(4)

Financial Liabilities:
Long-term borrowings	$7,904	$7,211	$6,654	$5,949	Level 2	(5)

(1)
See Note 4, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At June 30, 2023 and December 31, 2022, approximately $2.1 billion and $2.2 billion, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
At June 30, 2023 and December 31, 2022, other assets included cash collateral of approximately $72 million and $69 million, respectively. See Note 8, Derivatives and Hedging for further information on derivatives held by the Company. In addition, other assets included $17 million of restricted cash at both June 30, 2023 and December 31, 2022.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of June 2023 and December 2022, respectively. See Note 13, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

June 30, 2023
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$462	$147	Daily/Monthly (17%) Quarterly (9%) N/R (74%)	1 – 90 days
Private equity funds	(b)	1,119	182	N/R	N/R
Real assets funds	(c)	361	258	Quarterly (13%) N/R (87%)	60 days
Deferred cash compensation plan equity method investments	(e)	249	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	151	71	N/R	N/R
Private equity funds	(d)	210	62	N/R	N/R
Hedge funds/other	(a)	114	31	Quarterly	90 days
Total		$2,666	$751

December 31, 2022
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$525	$149	Daily/Monthly (23%) Quarterly (13%) N/R (64%)	1 – 90 days
Private equity funds	(b)	885	174	N/R	N/R
Real assets funds	(c)	304	304	Quarterly (17%) N/R (83%)	60 days
Consolidated sponsored investment products:
Real assets funds	(c)	116	94	N/R	N/R
Private equity funds	(d)	183	37	N/R	N/R
Other funds		17	31	Quarterly	90 days
Total		$2,030	$789

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, distressed credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both June 30, 2023 and December 31, 2022.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both June 30, 2023 and December 31, 2022.

(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both June 30, 2023 and December 31, 2022. The total remaining unfunded commitments were $329 million and $398 million at June 30, 2023 and December 31, 2022, respectively. The Company’s portion of the total remaining unfunded commitments was $301 million and $364 million at June 30, 2023 and December 31, 2022, respectively.
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
(e)
This category includes hedge funds and funds of hedge funds that invest primarily in equities, fixed income securities, mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company's ownership interest in partners' capital. The investments in hedge funds will be redeemed upon settlement of certain deferred cash compensation liabilities.

Fair Value Option

At June 30, 2023 and December 31, 2022, the Company elected the fair value option for certain investments in CLOs of approximately $41 million and $52 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(in millions)	2023	2022
CLO Bank loans:
Aggregate principal amounts outstanding	$227	$238
Fair value	218	234
Aggregate unpaid principal balance in excess of (less than) fair value	$9	$4

CLO Borrowings:
Aggregate principal amounts outstanding	$224	$245
Fair value	$217	$245

At June 30, 2023, the principal amounts outstanding of the borrowings issued by the CLO mature in 2030 and may be repaid prior to maturity at any time.

During the three and six months ended June 30, 2023 and 2022, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.
8. Derivatives and Hedging

The Company maintains a program to enter into exchange traded futures as a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. At June 30, 2023 and December 31, 2022, the Company had outstanding exchange traded futures related to this macro hedging strategy with aggregate notional values of approximately $1.6 billion and $1.5 billion, with expiration dates during the third and first quarter of 2023, respectively.

In addition, beginning in the first quarter of 2023, the Company entered into futures to economically hedge the exposure to market movements on certain deferred cash compensation plans. At June 30, 2023, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $186 million, with expiration dates during the third quarter of 2023.

Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represent settlements of profit/loss, are generally received or made daily, and are reflected in other assets and other liabilities on the condensed consolidated statements of financial condition. These amounts were not material as of June 30, 2023 and December 31, 2022.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At June 30, 2023 and December 31, 2022, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.5 billion and $2.2 billion, with expiration dates in July 2023 and January 2023, respectively.

At both June 30, 2023 and December 31, 2022, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at June 30, 2023 and December 31, 2022:

	Assets			Liabilities
(in millions)	Statement of Financial Condition Classification	June 30, 2023	December 31, 2022	Statement of Financial Condition Classification	June 30, 2023	December 31, 2022
Derivative Instruments
Forward foreign currency exchange contracts	Other assets	$2	$1	Other liabilities	$4	$19

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Statement of Income	2023	2022	2023	2022
(in millions)	Classification	Gains (Losses)		Gains (Losses)
Derivative Instruments
Exchange traded futures(1)	Nonoperating income (expense)	$(13)	$—	$(58)	$—
Forward foreign currency exchange contracts	General and administration expense	55	(129)	95	(171)
Total return swaps	Nonoperating income (expense)	—	62	—	103
Total gain (loss) from derivative instruments		$42	$(67)	$37	$(68)

(1)
Amounts include $21 million and $76 million losses on futures used as a macro hedging strategy of seed investments and $8 million and $17 million gains on futures used to economically hedge certain deferred cash compensation plans for the three and six months ended June 30, 2023, respectively.

The Company's CIPs may utilize derivative instruments as a part of the funds' investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and six months ended June 30, 2023 and 2022.

See Note 15, Borrowings, in the 2022 Form 10-K for more information on the Company’s net investment hedge.

9. Goodwill

Goodwill activity during the six months ended June 30, 2023 was as follows:

(in millions)
December 31, 2022	$15,341
Other(1)	(3)
June 30, 2023	$15,338

(1)
Amounts primarily resulted from a decline related to tax benefits realized from tax-deductible goodwill in excess of book goodwill from the acquisition of the fund-of-funds business of Quellos Group, LLC in October 2007.

10. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2022	$17,578	$724	$18,302
Amortization expense	—	(74)	(74)
June 30, 2023	$17,578	$650	$18,228

11. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Lease cost:
Operating lease cost(1)	$46	$54	$101	$105
Variable lease cost(2)	9	11	20	22
Total lease cost	$55	$65	$121	$127

(1)
Amounts include short-term leases, which are immaterial for the three and six months ended June 30, 2023 and 2022.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of right-of-use (“ROU”) assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Six Months Ended
	June 30,
(in millions)	2023	2022
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$69	$82

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$15	$37

	June 30,		December 31,
	2023		2022
Lease term and discount rate:
Weighted-average remaining lease term	15	years	16	years
Weighted-average discount rate	3%		3%

12. Other Assets

At June 30, 2023 and December 31, 2022, the Company had $787 million and $809 million of equity method investments, respectively, recorded within other assets on the condensed consolidated statements of financial condition, since such investees are considered to be an extension of BlackRock’s core business. BlackRock’s share of these investees’ underlying net income or loss is based upon the most currently available information and is recorded within advisory and other revenue. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At June 30, 2023 and December 31, 2022, the Company had $479 million and $375 million, respectively, of other nonequity method corporate minority investments recorded within other assets on the condensed consolidated statements of financial condition, since such investees are considered to be an extension of BlackRock’s core business. These investments included equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities, and a strategic private debt investment measured at fair value. Changes in value of the equity securities are recorded in nonoperating income (expense) and changes in value of the debt security is recorded in AOCI, net of tax. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2022 Form 10-K for further information.

13. Borrowings

Short-Term Borrowings

2023 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2023 credit facility”). In March 2023, the 2023 credit facility was amended to, among other things, (1) increase the aggregate commitment amount by $300 million to $5 billion, (2) extend the maturity date to March 2028 and (3) change the secured overnight financing rate (“SOFR”) adjustment to 10 bps per annum for all SOFR-based borrowings. The 2023 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2023 credit facility to an aggregate principal amount of up to $6 billion. The 2023 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2023. At June 30, 2023, the Company had no amount outstanding under the 2023 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2023 credit facility. At June 30, 2023, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

2033 Notes. In May 2023, the Company issued $1.25 billion in aggregate principal amount of 4.75% senior unsecured notes maturing on May 25, 2033 (the “2033 Notes”). The net proceeds of the 2033 Notes are being used for general corporate purposes, which may include the future repayment of all or a portion of the $1.0 billion 3.50% Notes due March 2024. Interest of approximately $59 million per year is payable semi-annually on May 25 and November 25 of each year, commencing on November 25, 2023. The 2033 Notes may be redeemed at the option of the Company, in whole or in part, at any time prior to February 25, 2033 at a "make-whole" redemption price, or thereafter at 100% of the principal amount of the 2033 Notes, in each case plus accrued but unpaid interest. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2033 Notes.

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at the end of June 2023 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
3.50% Notes due 2024	$1,000	$—	$1,000	$983
1.25% Notes due 2025	764	(1)	763	726
3.20% Notes due 2027	700	(3)	697	663
3.25% Notes due 2029	1,000	(9)	991	926
2.40% Notes due 2030	1,000	(5)	995	863
1.90% Notes due 2031	1,250	(9)	1,241	1,022
2.10% Notes due 2032	1,000	(13)	987	804
4.75% Notes due 2033	1,250	(20)	1,230	1,224
Total long-term borrowings	$7,964	$(60)	$7,904	$7,211

(1)
The unamortized discount and debt issuance costs are being amortized over the term of the notes.

Long-term borrowings at December 31, 2022 had a carrying value of $6.7 billion and a fair value of $5.9 billion, determined using market prices at the end of December 2022.

See Note 15, Borrowings, in the 2022 Form 10-K for more information regarding the Company’s borrowings.

14. Commitments and Contingencies

Investment Commitments. At June 30, 2023, the Company had $797 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of June 30, 2023 and subject to this type of indemnification was approximately $247 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $265 billion were held as collateral for indemnified securities on loan at June 30, 2023. The fair value of these indemnifications was not material at June 30, 2023.

15. Revenue

The table below presents detail of revenue for the three and six months ended June 30, 2023 and 2022 and includes the product mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$506	$550	$1,006	$1,166
ETFs	1,102	1,103	2,180	2,261
Non-ETF index	197	186	374	373
Equity subtotal	1,805	1,839	3,560	3,800
Fixed income:
Active	482	503	950	1,037
ETFs	309	274	604	563
Non-ETF index	88	102	175	220
Fixed income subtotal	879	879	1,729	1,820
Multi-asset	300	331	596	690
Alternatives:
Illiquid alternatives	206	184	407	363
Liquid alternatives	146	161	291	328
Currency and commodities(1)	49	62	95	118
Alternatives subtotal	401	407	793	809
Long-term	3,385	3,456	6,678	7,119
Cash management	226	232	435	402
Total investment advisory, administration fees and securities lending revenue	3,611	3,688	7,113	7,521
Investment advisory performance fees:
Equity	15	3	21	15
Fixed income	—	13	1	22
Multi-asset	3	7	18	12
Alternatives:
Illiquid alternatives	79	65	100	102
Liquid alternatives	21	18	33	53
Alternatives subtotal	100	83	133	155
Total investment advisory performance fees	118	106	173	204
Technology services revenue	359	332	699	673
Distribution fees	319	361	638	742
Advisory and other revenue:
Advisory	31	15	45	31
Other	25	24	38	54
Total advisory and other revenue	56	39	83	85
Total revenue	$4,463	$4,526	$8,706	$9,225

(1)
Amounts include commodity ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
By client type:
Retail	$1,044	$1,139	$2,076	$2,363
ETFs	1,460	1,436	2,878	2,937
Institutional:
Active	640	636	1,262	1,311
Index	241	245	462	508
Total institutional	881	881	1,724	1,819
Long-term	3,385	3,456	6,678	7,119
Cash management	226	232	435	402
Total	$3,611	$3,688	$7,113	$7,521

By investment style:
Active	$1,635	$1,727	$3,241	$3,578
Index and ETFs	1,750	1,729	3,437	3,541
Long-term	3,385	3,456	6,678	7,119
Cash management	226	232	435	402
Total	$3,611	$3,688	$7,113	$7,521

Investment Advisory and Administration Fees – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2023 and 2022:

June 30, 2023

	Remainder of
(in millions)	2023	2024	2025	2026	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$87	$131	$100	$84	$62	$464

June 30, 2022

	Remainder of
(in millions)	2022	2023	2024	2025	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$91	$169	$106	$68	$49	$483

(1)
Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at June 30, 2023 and 2022. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.
(2)
The Company elected the following practical expedients and therefore does not include amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$1,458	$1,699	$1,420	$1,508
Net increase (decrease) in unrealized allocations	265	(46)	319	177
Performance fee revenue recognized	(72)	(61)	(88)	(93)
Ending balance	$1,651	$1,592	$1,651	$1,592

Technology Services Revenue – Remaining Performance Obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2023 and 2022:

June 30, 2023

	Remainder of
(in millions)	2023	2024	2025	2026	Thereafter	Total
Technology services revenue(1)(2)	$69	$73	$46	$33	$25	$246

June 30, 2022

	Remainder of
(in millions)	2022	2023	2024	2025	Thereafter	Total
Technology services revenue(1)(2)	$65	$70	$42	$27	$23	$227

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

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of June 30, 2023, the estimated fixed minimum fees for the remainder of the year approximated $490 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three and six months ended June 30, 2023 and 2022, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$120	$113	$125	$122
Additions(1)	27	27	48	49
Revenue recognized that was included in the beginning balance	(25)	(32)	(51)	(63)
Ending balance	$122	$108	$122	$108

(1)
Amounts are net of revenue recognized.

16. Stock-Based Compensation

Restricted Stock Units ("RSUs")

RSU activity for the six months ended June 30, 2023 is summarized below.

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2022	2,009,207	$710.67
Granted	705,866	$734.63
Converted	(829,369)	$635.84
Forfeited	(32,402)	$759.65
June 30, 2023	1,853,302	$752.43

In January 2023, pursuant to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan (the “Award Plan”), the Company granted as part of the 2022 annual incentive compensation 342,706 RSUs to employees that vest ratably over three years from the grant date and 259,465 RSUs to employees that cliff vest 100% on January 31, 2026. On May 30, 2023, pursuant to the Award Plan, the Company granted 71,267 RSUs that cliff vest 100% on May 30, 2027. The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs granted to employees during the six months ended June 30, 2023 was $519 million.

At June 30, 2023, the intrinsic value of outstanding RSUs was $1.3 billion, reflecting a closing stock price of $691.14.

At June 30, 2023, total unrecognized stock-based compensation expense related to unvested RSUs was $666 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.5 years.

Performance-Based RSUs.

Performance-based RSU activity for the six months ended June 30, 2023 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2022	531,054	$672.47
Granted	169,938	$743.60
Additional shares granted due to attainment of performance measures	29,194	$532.15
Converted	(262,797)	$534.00
Forfeited	(11,005)	$756.51
June 30, 2023	456,384	$767.69

In January 2023, pursuant to the Award Plan, the Company granted 169,938 performance-based RSUs that cliff vest 100% on January 31, 2026. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2023, the Company granted 29,194 additional RSUs based on the attainment of Company performance measures during the performance period.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the six months ended June 30, 2023 was $142 million.

At June 30, 2023, the intrinsic value of outstanding performance-based RSUs was $315 million, reflecting a closing stock price of $691.14.

At June 30, 2023, total unrecognized stock-based compensation expense related to unvested performance-based awards was $136 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.6 years.

See Note 18, Stock-Based Compensation, in the 2022 Form 10-K for more information on performance-based RSUs.

Stock Options

Stock option activity and ending balance for the six months ended June 30, 2023 is summarized below.

	2017 Performance-based Options		2023 Performance-based Options		2023 Time-based Options
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2022	1,735,898	$513.50	—	$—	—	$—
Granted	—	$—	814,482	$673.58	326,391	$673.58
Exercised	(54,072)	$513.50	—	$—	—	$—
Forfeited	(2,577)	$513.50	(6,787)	$673.58	—	$—
Outstanding at June 30, 2023	1,679,249	$513.50	807,695	$673.58	326,391	$673.58

	Options Outstanding				Options Exercisable
Option Type	Exercise Prices	Options Outstanding(1)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Exercise Prices	Options Exercisable	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
2017 Performance-based	$513.50	1,679,249	3.4	$298	$513.50	540,583	3.4	$96
2023 Performance-based	$673.58	807,695	8.9	14		—	—	—
2023 Time-based	$673.58	326,391	8.9	6		—	—	—
		2,813,335	5.7	$318		540,583	3.4	$96

(1)
At June 30, 2023, 1.1 million 2017 performance-based options, 0.8 million 2023 performance-based options and 0.3 million 2023 time-based options were expected to vest.

At June 30, 2023, total unrecognized stock-based compensation expense related to unvested performance-based stock options and time-based stock options was $184 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 3 years.

Performance-based stock options

In 2017, pursuant to the Award Plan, the Company awarded performance-based stock option grants to certain employees ("2017 Performance-based Options"). Vesting of 2017 Performance-based Options was contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. Both hurdles have been achieved, and the first tranche of the awards vested at the end of 2022 with two subsequent equal installments vesting at the end of 2023 and 2024, respectively. The aggregate intrinsic value of 2017 Performance-based Options exercised during the six months ended June 30, 2023 was $12 million. See Note 18, Stock-Based Compensation, in the 2022 Form 10-K for more information on 2017 Performance-based Options.

On May 30, 2023, pursuant to the Award Plan, the Company awarded performance-based options to purchase 814,482 shares of BlackRock common stock to certain employees as long-term incentive compensation ("2023 Performance-based Options"). Vesting of 2023 Performance-based Options is contingent upon the achievement of obtaining 130% of grant-date stock price over 60 calendar days within four years from the grant date and attainment of Company performance measures during the three-year performance period. If both hurdles are achieved, the award will vest in three tranches of 25%, 25% and 50% in May of 2027, 2028 and 2029, respectively. Vested options are exercisable for up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period.

The 2023 Performance-based Options have a strike price of $673.58 which was the closing price of the shares on the grant date. The grant-date fair value of the 2023 Performance-based Options was $120 million and was estimated using a Monte Carlo simulation with an embedded lattice model using the assumptions included in the following table:

Grant Year	Expected Term (Years)(1)	Expected Stock Volatility(2)	Expected Dividend Yield(3)	Risk-Free Interest Rate(4)
2023	6.02	27.73%	3.02%	3.61%

(1)
The expected term was derived using a Monte Carlo simulation with the embedded lattice model and represents the period of time that options granted are expected to be outstanding.
(2)
The expected stock volatility was based upon an average of historical stock price fluctuations of BlackRock’s common stock and an implied volatility at the grant date.
(3)
The expected dividend yield was calculated as the most recent quarterly dividend divided by the average three-month stock price as of the grant date.
(4)
The risk-free interest rate is based on the US Treasury Constant Maturities yield curve at grant date.

Time-based stock options

On May 30, 2023, pursuant to the Award Plan, the Company awarded time-based stock options to purchase 326,391 shares of BlackRock common stock to certain employees as long-term incentive compensation ("2023 Time-based Options"). These awards will vest in three tranches of 25%, 25% and 50% in May 2027, 2028 and 2029, respectively. Vested options can be exercised up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date.

The 2023 Time-based Options have a strike price of $673.58 which was the closing price of the shares on the grant date. The grant-date fair value of the 2023 Time-based Options was $55 million and was estimated using a Black-Scholes-Merton model using the assumptions included in the following table:

Grant Year	Expected Term (Years)(1)	Expected Stock Volatility(2)	Expected Dividend Yield(3)	Risk-Free Interest Rate(4)
2023	7.13	28.29%	3.02%	3.65%

(1)
The expected term represents the period of time that options granted are expected to be outstanding, and was calculated as the midpoint between the weighted average time to vest and expiration.
(2)
The expected stock volatility was based upon an average of historical stock price fluctuations of BlackRock’s common stock and an implied volatility at the grant date.
(3)
The expected dividend yield was calculated as the most recent quarterly dividend divided by the average three-month stock price as of the grant date.
(4)
The risk-free interest rate is based on the US Treasury Constant Maturities yield curve at grant date.

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

At June 30, 2023, the Company was required to maintain approximately $2.3 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company chartered as a national bank with powers limited to trust and other fiduciary activities and subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

18. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$(975)	$(675)	$(1,101)	$(550)
Foreign currency translation adjustments(1)	95	(416)	221	(541)
Ending balance	$(880)	$(1,091)	$(880)	$(1,091)

(1)
Amounts for the three months ended June 30, 2023 and 2022 includes a loss from a net investment hedge of $2 million (net of tax benefit of $1 million) and a gain from a net investment hedge of $36 million (net of tax expense of $11 million), respectively. Amounts for the six months ended June 30, 2023 and 2022 includes a loss from a net investment hedge of $13 million (net of tax benefit of $4 million) and a gain from net investment hedge of $49 million (net of tax expense of $15 million), respectively.

19. Capital Stock

Share Repurchases. In January 2023, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company's existing share repurchase program for a total of up to approximately 7.9 million shares of BlackRock common stock.

During the six months ended June 30, 2023, the Company repurchased 1.1 million common shares under the Company’s existing share repurchase program for approximately $750 million. At June 30, 2023, there were approximately 6.8 million shares still authorized to be repurchased under the program.

20. Restructuring Charge

A restructuring charge of $91 million ($69 million after-tax), comprised of $58 million of severance and $33 million of expense related to the accelerated amortization of previously granted stock-based compensation awards, was recorded in the fourth quarter of 2022 in connection with an initiative to modify the workforce to align more closely with strategic priorities.

The table below presents a rollforward of the Company's restructuring liability for the six months ended June 30, 2023, which is included in other liabilities on the condensed consolidated statements of financial condition.

Six Months Ended
(in millions)	June 30, 2023
Liability as of December 31, 2022	$58
Cash payments	(53)
Liability as of June 30, 2023	$5

21. Income Taxes

Income tax expense for the six months ended June 30, 2023 included $40 million of discrete tax benefits primarily related to stock-based compensation awards that vested in the first quarter of 2023, offset by a $38 million discrete tax expense related to the resolution of certain outstanding tax matters.

Income tax expense for the six months ended June 30, 2022 included $133 million of discrete tax benefits related to stock-based compensation awards and the resolution of certain outstanding tax matters. In addition, income tax expense for the six months ended June 30, 2022 included $18 million of net noncash tax benefits related to the revaluation of certain deferred income tax liabilities.

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2023 and 2022 under the treasury stock method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2023	2022	2023	2022
Net income attributable to BlackRock, Inc.	$1,366	$1,077	$2,523	$2,513
Basic weighted-average shares outstanding	149,604,642	151,292,580	149,756,151	151,511,496
Dilutive effect of:
Nonparticipating RSUs	764,079	835,374	885,861	1,032,540
Stock options	370,492	324,366	401,751	446,111
Total diluted weighted-average shares outstanding	150,739,213	152,452,320	151,043,763	152,990,147
Basic earnings per share	$9.13	$7.12	$16.85	$16.59
Diluted earnings per share	$9.06	$7.06	$16.70	$16.43

For the three and six months ended June 30, 2023, 116,559 and 60,850 shares, primarily related to stock options, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. For the three and six months ended June 30, 2022, 560,841 and 492,045 RSUs, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. Certain performance-based RSUs and stock options were excluded from the diluted EPS calculation because the designated contingencies were not met for the three and six months ended June 30, 2023 and 2022, respectively.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three and six months ended June 30, 2023 and 2022 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Revenue
Americas	$2,982	$3,014	$5,813	$6,103
Europe	1,291	1,307	2,515	2,703
Asia-Pacific	190	205	378	419
Total revenue	$4,463	$4,526	$8,706	$9,225

See Note 15, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at June 30, 2023 and December 31, 2022 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

	June 30,	December 31,
(in millions)	2023	2022
Long-lived Assets
Americas	$14,956	$14,945
Europe	1,334	1,329
Asia-Pacific	93	98
Total long-lived assets	$16,383	$16,372

Americas is primarily comprised of the US, Latin America and Canada, while Europe is primarily comprised of the UK, the Netherlands, Switzerland, France, Ireland and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

24. Subsequent Events

In July 2023, BlackRock and Jio Financial Services Limited (“JFS”) announced an agreement to form Jio BlackRock, a 50:50 joint venture aimed to deliver tech-enabled access to investment solutions for investors in India. JFS and BlackRock are targeting initial investment of $150 million each in the joint venture, which will launch operations post receipt of regulatory and statutory approvals.

In August 2023, BlackRock completed the acquisition of Kreos Capital, a leading provider of growth and venture debt financing to companies in the technology and healthcare industries. The Company believes this acquisition will add to the Company's position as a leading global credit asset manager and advance its ambitions to provide clients with a diverse range of private market investment products and solutions. The financial impact of the transaction is not expected to be material to the condensed consolidated financial statements.

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $9.4 trillion of AUM at June 30, 2023. With approximately 19,300 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology services to institutional and retail clients in more than 100 countries across the globe.

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

EXECUTIVE SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2023	2022	2023	2022
GAAP basis(1):
Total revenue	$4,463	$4,526	$8,706	$9,225
Total expense	2,848	2,858	5,653	5,793
Operating income	$1,615	$1,668	$3,053	$3,432
Operating margin	36.2%	36.9%	35.1%	37.2%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	194	(233)	298	(298)
Income tax expense	443	358	828	621
Net income attributable to BlackRock	$1,366	$1,077	$2,523	$2,513
Diluted earnings per common share	$9.06	$7.06	$16.70	$16.43
Effective tax rate	24.5%	24.9%	24.7%	19.8%
As adjusted(2):
Operating income	$1,675	$1,727	$3,186	$3,549
Operating margin	42.5%	43.7%	41.5%	43.9%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$178	$(233)	$265	$(298)
Net income attributable to BlackRock	$1,399	$1,122	$2,599	$2,584
Diluted earnings per common share	$9.28	$7.36	$17.21	$16.89
Effective tax rate	24.5%	24.9%	24.7%	20.5%
Other:
Assets under management (end of period)	$9,425,212	$8,487,410	$9,425,212	$8,487,410
Diluted weighted-average common shares outstanding	150.7	152.5	151.0	153.0
Shares outstanding (end of period)	149.4	151.0	149.4	151.0
Book value per share(3)	$255.79	$245.68	$255.79	$245.68
Cash dividends declared and paid per share	$5.00	$4.88	$10.00	$9.76

(1)
Accounting principles generally accepted in the United States (“GAAP”).
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

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

GAAP. Operating income of $1.6 billion decreased $53 million and operating margin of 36.2% decreased 70 bps from the three months ended June 30, 2022. Decreases in operating income and operating margin reflected lower investment advisory and administration fees (collectively "base fees"), driven by the negative impact of market movements on average AUM over the past twelve months.

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) increased $427 million from the three months ended June 30, 2022, driven primarily by mark-to-market gains on the Company’s private equity co-investment portfolios, mark-to-market revaluation of un-hedged seed capital portfolio and certain minority company investments, and higher interest and dividend income.

Earnings per diluted common share increased $2.00, or 28%, from the three months ended June 30, 2022, primarily driven by higher nonoperating income in the current quarter.

As Adjusted. Operating income of $1.7 billion decreased $52 million and operating margin of 42.5% decreased 120 bps from the three months ended June 30, 2022, while earnings per diluted common share increased $1.92, or 26%, from the three months ended June 30, 2022, primarily reflecting higher nonoperating income.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

GAAP. Operating income of $3.1 billion decreased $379 million and operating margin of 35.1% decreased 210 bps from the six months ended June 30, 2022. Decreases in operating income and operating margin reflected lower base fees, driven by the impact of lower markets, partially offset by lower expense.

Nonoperating income (expense) less net income (loss) attributable to NCI increased $596 million from the six months ended June 30, 2022, driven primarily by higher mark-to-market gains on the Company’s private equity co-investment portfolios, mark-to-market revaluation of Company's un-hedged seed capital portfolio and certain minority company investments, and higher interest and dividend income.

Income tax expense for the six months ended June 30, 2023 included $40 million of discrete tax benefits primarily related to stock-based compensation awards that vested in 2023, offset by a $38 million discrete tax expense related to the resolution of certain outstanding tax matters. Income tax expense for the six months ended June 30, 2022 included $133 million of discrete tax benefits related to stock-based compensation awards that vested in 2022 and the resolution of certain outstanding tax matters, and $18 million of net noncash tax benefits related to the revaluation of certain deferred income tax liabilities. See Income Tax Expense within Discussion of Financial Results for more information.

Earnings per diluted common share increased $0.27 or 2%, from the six months ended June 30, 2022, primarily reflecting higher nonoperating income, partially offset by lower operating income and a higher effective tax rate.

As Adjusted. Operating income of $3.2 billion decreased $363 million and operating margin of 41.5% decreased 240 bps from the six months ended June 30, 2022.

Earnings per diluted common share increased $0.32, or 2%, from the six months ended June 30, 2022. Income tax expense for the six months ended June 30, 2022 excluded the $18 million net noncash benefit described above.

Beginning in the first quarter of 2023, BlackRock updated its definitions of operating income, as adjusted, operating margin, as adjusted, nonoperating income (expense), as adjusted, and net income attributable to BlackRock, Inc., as adjusted, to exclude the compensation expense related to the market valuation changes on certain deferred cash compensation plans, and the related nonoperating gain (loss) impact of an economic hedge of these deferred cash compensation plans. See Non-GAAP Financial Measures for further information on as adjusted items and the reconciliation to GAAP.

For further discussion of BlackRock’s revenue, expense, nonoperating results and income tax expense, see Discussion of Financial Results herein.

NON-GAAP FINANCIAL MEASURES

BlackRock reports its financial results in accordance with GAAP; however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. Adjustments to GAAP financial measures (“non-GAAP adjustments”) include certain items management deems nonrecurring or that occur infrequently, transactions that ultimately will not impact BlackRock’s book value or certain tax items that do not impact cash flow. Management reviews non-GAAP financial measures, in addition to GAAP financial measures, to assess ongoing operations and considers them to be helpful, for both management and investors, in evaluating BlackRock’s financial performance over time. Management also uses non-GAAP financial measures as a benchmark to compare its performance with other companies and to enhance comparability for the reporting periods presented. Non-GAAP financial measures may pose limitations because they do not include all of BlackRock’s revenue and expense. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Non-GAAP financial measures may not be comparable to other similarly titled measures of other companies.

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

Computations and reconciliations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Operating income, GAAP basis	$1,615	$1,668	$3,053	$3,432
Non-GAAP expense adjustments:
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans (a)	12	—	32	—
Amortization of intangible assets (b)	37	38	74	76
Acquisition-related compensation costs (b)	4	6	9	13
Acquisition-related transaction costs (b)(1)	3	—	3	—
Contingent consideration fair value adjustments (b)	1	—	1	1
Lease costs - New York (c)	3	15	14	27
Operating income, as adjusted	$1,675	$1,727	$3,186	$3,549
Revenue, GAAP basis	$4,463	$4,526	$8,706	$9,225
Non-GAAP adjustments:
Distribution fees	(319)	(361)	(638)	(742)
Investment advisory fees	(199)	(211)	(385)	(404)
Revenue used for operating margin measurement	$3,945	$3,954	$7,683	$8,079
Operating margin, GAAP basis	36.2%	36.9%	35.1%	37.2%
Operating margin, as adjusted	42.5%	43.7%	41.5%	43.9%

(1)
Amount included within general and administration expense.

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Nonoperating income (expense), GAAP basis	$251	$(347)	$367	$(485)
Less: Net income (loss) attributable to NCI	57	(114)	69	(187)
Nonoperating income (expense), net of NCI	194	(233)	298	(298)
Less: Hedge gain (loss) on deferred cash compensation plans (a)	16	—	33	—
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$178	$(233)	$265	$(298)

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income attributable to BlackRock, Inc., GAAP basis	$1,366	$1,077	$2,523	$2,513
Non-GAAP adjustments(1):
Net impact of hedged deferred cash compensation plans (a)	(3)	—	(1)	—
Amortization of intangible assets (b)	28	29	56	58
Acquisition-related compensation costs (b)	3	5	7	10
Acquisition-related transaction costs (b)	2	—	2	—
Contingent consideration fair value adjustments (b)	1	—	1	1
Lease costs - New York (c)	2	11	11	20
Income tax matters	—	—	—	(18)
Net income attributable to BlackRock, Inc., as adjusted	$1,399	$1,122	$2,599	$2,584
Diluted weighted-average common shares outstanding	150.7	152.5	151.0	153.0
Diluted earnings per common share, GAAP basis	$9.06	$7.06	$16.70	$16.43
Diluted earnings per common share, as adjusted	$9.28	$7.36	$17.21	$16.89

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
(b)
Acquisition related costs. Acquisition related costs include adjustments related to amortization of intangible assets, other acquisition-related costs, including compensation costs for nonrecurring retention-related deferred compensation, and contingent consideration fair value adjustments incurred in connection with certain acquisitions. Management believes excluding the impact of these expenses when calculating operating income, as adjusted, provides a helpful indication of the Company’s financial performance over time, thereby providing helpful information for both management and investors while also increasing comparability with other companies.
(c)
Lease costs – New York. In 2022 and 2023, the Company continued to recognize lease expense within general and administration expense for both its current headquarters located at 50 Hudson Yards in New York and prior headquarters until the Company's lease on its prior headquarters expired in April 2023. The Company began lease payments related to its current headquarters in May 2023, but began recording lease expense in August 2021 when it obtained access to the building to begin its tenant improvements. Prior to the Company’s move to its current headquarters in February 2023, the impact of lease costs related to 50 Hudson Yards was excluded from operating income, as adjusted. In February 2023, the Company completed the majority of its move to 50 Hudson Yards and no longer excluded the impact of these lease costs. Subsequently, from February 2023 through April 2023, the Company excluded the impact of lease costs related to the Company's prior headquarters. Management believes excluding the impact of these respective New York lease costs (“Lease costs – New York”) when calculating operating income, as adjusted, is useful to assess the Company’s financial performance and ongoing operations, and enhances comparability among periods presented.

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

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted: Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to its results and provides comparability of this information among reporting periods. Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, excludes the gain (loss) on the economic hedge of certain deferred cash compensation plans. As the gain (loss) on investments and derivatives used to hedge these compensation plans over time substantially offsets the compensation expense related to the market valuation changes on these deferred cash compensation plans, which is included in operating income, GAAP basis, management believes excluding the gain (loss) on the economic hedge of the deferred cash compensation plans when calculating nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure for both management and investors of BlackRock’s nonoperating results that impact book value.

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2023	2023	2022	2022	2023	2023	2023
Retail	$903,630	$876,979	$843,475	$863,425	$3,789	$4,071	$(15,641)
ETFs	3,215,932	3,074,303	2,909,610	2,784,296	47,993	69,700	181,722
Institutional:
Active	1,812,719	1,778,340	1,641,591	1,510,862	9,392	80,925	228,077
Index	2,782,790	2,677,711	2,528,615	2,580,603	(4,483)	4,693	(23,876)
Institutional subtotal	4,595,509	4,456,051	4,170,206	4,091,465	4,909	85,618	204,201
Long-term	8,715,071	8,407,333	7,923,291	7,739,186	56,691	159,389	370,282
Cash management	710,141	682,938	671,194	739,457	23,471	31,090	(40,407)
Advisory	—	—	—	8,767	—	—	(8,764)
Total	$9,425,212	$9,090,271	$8,594,485	$8,487,410	$80,162	$190,479	$321,111

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2023	2023	2022	2022	2023	2023	2023
Active	$2,516,396	$2,474,034	$2,317,560	$2,210,648	$4,435	$72,726	$198,154
Index and ETFs	6,198,675	5,933,299	5,605,731	5,528,538	52,256	86,663	172,128
Long-term	8,715,071	8,407,333	7,923,291	7,739,186	56,691	159,389	370,282
Cash management	710,141	682,938	671,194	739,457	23,471	31,090	(40,407)
Advisory	—	—	—	8,767	—	—	(8,764)
Total	$9,425,212	$9,090,271	$8,594,485	$8,487,410	$80,162	$190,479	$321,111

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2023	2023	2022	2022	2023	2023	2023
Equity	$4,961,344	$4,707,344	$4,435,354	$4,345,120	$(4,317)	$(11,108)	$(10,671)
Fixed income	2,668,851	2,653,744	2,536,823	2,439,844	43,821	97,697	303,828
Multi-asset	811,927	771,880	684,904	678,465	17,365	71,040	83,210
Alternatives:
Illiquid alternatives	127,678	123,416	117,751	112,039	3,049	7,481	14,246
Liquid alternatives	78,056	80,151	80,654	83,770	(2,485)	(4,610)	(7,275)
Currency and commodities(1)	67,215	70,798	67,805	79,948	(742)	(1,111)	(13,056)
Alternatives subtotal	272,949	274,365	266,210	275,757	(178)	1,760	(6,085)
Long-term	8,715,071	8,407,333	7,923,291	7,739,186	56,691	159,389	370,282
Cash management	710,141	682,938	671,194	739,457	23,471	31,090	(40,407)
Advisory	—	—	—	8,767	—	—	(8,764)
Total	$9,425,212	$9,090,271	$8,594,485	$8,487,410	$80,162	$190,479	$321,111

(1)
Amounts include commodity ETFs.

Component Changes in AUM for the Three Months Ended June 30, 2023

The following table presents the component changes in AUM by client type and product type for the three months ended June 30, 2023.

	March 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2023	(outflows)	change	impact(1)	2023	AUM(2)
Retail:
Equity	$394,274	$1,997	$17,687	$1,517	$415,475	$400,742
Fixed income	305,937	4,361	(2,161)	1,312	309,449	307,599
Multi-asset	128,681	546	4,130	189	133,546	131,273
Alternatives	48,087	(3,115)	84	104	45,160	46,614
Retail subtotal	876,979	3,789	19,740	3,122	903,630	886,228
ETFs:
Equity	2,191,437	13,889	102,818	910	2,309,054	2,220,744
Fixed income	810,776	34,741	(8,499)	741	837,759	824,579
Multi-asset	7,688	(24)	182	46	7,892	7,715
Alternatives	64,402	(613)	(2,595)	33	61,227	63,996
ETFs subtotal	3,074,303	47,993	91,906	1,730	3,215,932	3,117,034
Institutional:
Active:
Equity	176,053	(6,439)	8,011	432	178,057	176,835
Fixed income	814,637	(4,650)	(2,698)	(122)	807,167	811,375
Multi-asset	629,018	16,930	15,544	2,577	664,069	641,330
Alternatives	158,632	3,551	972	271	163,426	160,607
Active subtotal	1,778,340	9,392	21,829	3,158	1,812,719	1,790,147
Index:
Equity	1,945,580	(13,764)	136,617	(9,675)	2,058,758	1,979,995
Fixed income	722,394	9,369	(10,514)	(6,773)	714,476	716,052
Multi-asset	6,493	(87)	112	(98)	6,420	6,387
Alternatives	3,244	(1)	(84)	(23)	3,136	3,159
Index subtotal	2,677,711	(4,483)	126,131	(16,569)	2,782,790	2,705,593
Institutional subtotal	4,456,051	4,909	147,960	(13,411)	4,595,509	4,495,740
Long-term	8,407,333	56,691	259,606	(8,559)	8,715,071	8,499,002
Cash management	682,938	23,471	1,886	1,846	710,141	688,238
Total	$9,090,271	$80,162	$261,492	$(6,713)	$9,425,212	$9,187,240

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into United States ('US") dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

The following table presents the component changes in AUM by investment style and product type for the three months ended June 30, 2023.

	March 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2023	(outflows)	change	impact(1)	2023	AUM(2)
Active:
Equity	$410,889	$(9,729)	$16,548	$955	$418,663	$412,335
Fixed income	1,098,737	(3,747)	(4,249)	803	1,091,544	1,095,152
Multi-asset	757,692	17,475	19,672	2,766	797,605	772,595
Alternatives	206,716	436	1,057	375	208,584	207,220
Active subtotal	2,474,034	4,435	33,028	4,899	2,516,396	2,487,302
Index and ETFs:
ETFs:
Equity	2,191,437	13,889	102,818	910	2,309,054	2,220,744
Fixed income	810,776	34,741	(8,499)	741	837,759	824,579
Multi-asset	7,688	(24)	182	46	7,892	7,715
Alternatives	64,402	(613)	(2,595)	33	61,227	63,996
ETFs subtotal	3,074,303	47,993	91,906	1,730	3,215,932	3,117,034
Non-ETF Index:
Equity	2,105,018	(8,477)	145,767	(8,681)	2,233,627	2,145,237
Fixed income	744,231	12,827	(11,124)	(6,386)	739,548	739,874
Multi-asset	6,500	(86)	114	(98)	6,430	6,395
Alternatives	3,247	(1)	(85)	(23)	3,138	3,160
Non-ETF Index subtotal	2,858,996	4,263	134,672	(15,188)	2,982,743	2,894,666
Index & ETFs subtotal	5,933,299	52,256	226,578	(13,458)	6,198,675	6,011,700
Long-term	8,407,333	56,691	259,606	(8,559)	8,715,071	8,499,002
Cash management	682,938	23,471	1,886	1,846	710,141	688,238
Total	$9,090,271	$80,162	$261,492	$(6,713)	$9,425,212	$9,187,240

The following table presents the component changes in AUM by product type for the three months ended June 30, 2023.

	March 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2023	(outflows)	change	impact(1)	2023	AUM(2)
Equity	$4,707,344	$(4,317)	$265,133	$(6,816)	$4,961,344	$4,778,316
Fixed income	2,653,744	43,821	(23,872)	(4,842)	2,668,851	2,659,605
Multi-asset	771,880	17,365	19,968	2,714	811,927	786,705
Alternatives:
Illiquid alternatives	123,416	3,049	856	357	127,678	125,350
Liquid alternatives	80,151	(2,485)	276	114	78,056	78,905
Currency and commodities(3)	70,798	(742)	(2,755)	(86)	67,215	70,121
Alternatives subtotal	274,365	(178)	(1,623)	385	272,949	274,376
Long-term	8,407,333	56,691	259,606	(8,559)	8,715,071	8,499,002
Cash management	682,938	23,471	1,886	1,846	710,141	688,238
Total	$9,090,271	$80,162	$261,492	$(6,713)	$9,425,212	$9,187,240

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)
Amounts include commodity ETFs.

AUM increased $335 billion to $9.4 trillion at June 30, 2023 from $9.1 trillion at March 31, 2023, driven primarily by net market appreciation and net inflows.

Long-term net inflows of $57 billion were comprised of net inflows of $48 billion, $5 billion and $4 billion from ETFs, institutional clients and retail, respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $48 billion were led by $35 billion of net inflows into bond ETFs. Equity net inflows were driven by both US and international equity market exposures.
•
Institutional active net inflows of $9 billion were led by multi-asset net inflows and reflected demand for customized LifePath® target-date mandates and illiquid alternatives, partially offset by equity and fixed income net outflows.
•
Institutional index net outflows of $4 billion primarily reflected equity net outflows, partially offset by fixed income net inflows.
•
Retail net inflows of $4 billion primarily reflected strength in index separately managed accounts and active fixed income net inflows, partially offset by alternatives net outflows.

Cash management AUM increased to $710 billion, driven by net inflows into US government money market funds.

Net market appreciation of $261 billion was primarily driven by global equity market appreciation.

AUM decreased $7 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar against the Japanese yen, partially offset by the weakening of the US dollar largely against the British pound.

Component Changes in AUM for the Six Months Ended June 30, 2023

The following table presents the component changes in AUM by client type and product type for the six months ended June 30, 2023.

	December 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2022	(outflows)	change	impact(1)	2023	AUM(2)
Retail:
Equity	$370,612	$3,995	$37,415	$3,453	$415,475	$396,013
Fixed income	299,114	4,782	2,052	3,501	309,449	306,870
Multi-asset	125,168	(599)	8,471	506	133,546	129,891
Alternatives	48,581	(4,107)	414	272	45,160	47,489
Retail subtotal	843,475	4,071	48,352	7,732	903,630	880,263
ETFs:
Equity	2,081,742	3,784	219,991	3,537	2,309,054	2,192,715
Fixed income	758,093	68,254	9,146	2,266	837,759	803,927
Multi-asset	8,875	(1,651)	620	48	7,892	7,904
Alternatives	60,900	(687)	964	50	61,227	62,526
ETFs subtotal	2,909,610	69,700	230,721	5,901	3,215,932	3,067,072
Institutional:
Active:
Equity	168,734	(10,121)	17,995	1,449	178,057	173,796
Fixed income	774,955	11,052	19,312	1,848	807,167	801,706
Multi-asset	544,469	73,516	40,679	5,405	664,069	617,997
Alternatives	153,433	6,478	2,698	817	163,426	158,477
Active subtotal	1,641,591	80,925	80,684	9,519	1,812,719	1,751,976
Index:
Equity	1,814,266	(8,766)	258,022	(4,764)	2,058,758	1,942,828
Fixed income	704,661	13,609	(2,061)	(1,733)	714,476	714,153
Multi-asset	6,392	(226)	362	(108)	6,420	6,429
Alternatives	3,296	76	(216)	(20)	3,136	3,204
Index subtotal	2,528,615	4,693	256,107	(6,625)	2,782,790	2,666,614
Institutional subtotal	4,170,206	85,618	336,791	2,894	4,595,509	4,418,590
Long-term	7,923,291	159,389	615,864	16,527	8,715,071	8,365,925
Cash management	671,194	31,090	3,704	4,153	710,141	672,509
Total	$8,594,485	$190,479	$619,568	$20,680	$9,425,212	$9,038,434

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.

The following table presents the component changes in AUM by investment style and product type for the six months ended June 30, 2023.

	December 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2022	(outflows)	change	impact(1)	2023	AUM(2)
Active:
Equity	$392,836	$(14,822)	$37,748	$2,901	$418,663	$409,793
Fixed income	1,053,083	12,260	21,631	4,570	1,091,544	1,085,735
Multi-asset	669,629	72,918	49,147	5,911	797,605	747,880
Alternatives	202,012	2,370	3,113	1,089	208,584	205,966
Active subtotal	2,317,560	72,726	111,639	14,471	2,516,396	2,449,374
Index and ETFs:
ETFs:
Equity	2,081,742	3,784	219,991	3,537	2,309,054	2,192,715
Fixed income	758,093	68,254	9,146	2,266	837,759	803,927
Multi-asset	8,875	(1,651)	620	48	7,892	7,904
Alternatives	60,900	(687)	964	50	61,227	62,526
ETFs subtotal	2,909,610	69,700	230,721	5,901	3,215,932	3,067,072
Non-ETF Index:
Equity	1,960,776	(70)	275,684	(2,763)	2,233,627	2,102,844
Fixed income	725,647	17,183	(2,328)	(954)	739,548	736,994
Multi-asset	6,400	(227)	365	(108)	6,430	6,437
Alternatives	3,298	77	(217)	(20)	3,138	3,204
Non-ETF Index subtotal	2,696,121	16,963	273,504	(3,845)	2,982,743	2,849,479
Index & ETFs subtotal	5,605,731	86,663	504,225	2,056	6,198,675	5,916,551
Long-term	7,923,291	159,389	615,864	16,527	8,715,071	8,365,925
Cash management	671,194	31,090	3,704	4,153	710,141	672,509
Total	$8,594,485	$190,479	$619,568	$20,680	$9,425,212	$9,038,434

The following table presents the component changes in AUM by product type for the six months ended June 30, 2023.

	December 31,	Net inflows	Market	FX	June 30,	Average
(in millions)	2022	(outflows)	change	impact(1)	2023	AUM(2)
Equity	$4,435,354	$(11,108)	$533,423	$3,675	$4,961,344	$4,705,352
Fixed income	2,536,823	97,697	28,449	5,882	2,668,851	2,626,656
Multi-asset	684,904	71,040	50,132	5,851	811,927	762,221
Alternatives:
Illiquid alternatives	117,751	7,481	1,482	964	127,678	123,067
Liquid alternatives	80,654	(4,610)	1,779	233	78,056	79,714
Currency and commodities(3)	67,805	(1,111)	599	(78)	67,215	68,915
Alternatives subtotal	266,210	1,760	3,860	1,119	272,949	271,696
Long-term	7,923,291	159,389	615,864	16,527	8,715,071	8,365,925
Cash management	671,194	31,090	3,704	4,153	710,141	672,509
Total	$8,594,485	$190,479	$619,568	$20,680	$9,425,212	$9,038,434

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(3)
Amounts include commodity ETFs.

AUM increased $831 billion to $9.4 trillion at June 30, 2023 from $8.6 trillion at December 31, 2022, driven by net market appreciation, net inflows, and the positive impact of foreign exchange movements.

Long-term net inflows of $159 billion were comprised of net inflows of $86 billion, $70 billion, and $4 billion from institutional clients, ETFs and retail, respectively. Net flows in long-term products are described below.

•
Institutional active net inflows of $81 billion were led by multi-asset net inflows and included the impact of significant outsourcing mandates.
•
Institutional index net inflows of $5 billion primarily reflected fixed income net inflows, partially offset by equity net outflows.
•
ETFs net inflows of $70 billion were led by $68 billion of net inflows into bond ETFs.
•
Retail net inflows of $4 billion primarily reflected strength in index separately managed accounts and active fixed income net inflows, partially offset by alternatives net outflows.

Cash management AUM increased to $710 billion, due to net inflows into US government money market funds.

Net market appreciation of $620 billion was primarily driven by global equity market appreciation.

AUM increased $21 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar largely against the British pound and euro, partially offset by the strengthening of the US dollar against the Japanese yen.

Component Changes in AUM for the Twelve Months Ended June 30, 2023

The following table presents the component changes in AUM by client type and product type for the twelve months ended June 30, 2023.

	June 30,	Net inflows	Market	FX	June 30,	Average
(in millions)	2022	(outflows)	change	impact(1)	2023	AUM(2)
Retail:
Equity	$371,226	$(1,437)	$42,414	$3,272	$415,475	$385,196
Fixed income	313,860	(6,058)	(2,506)	4,153	309,449	306,249
Multi-asset	129,142	(3,720)	7,485	639	133,546	128,986
Alternatives	49,197	(4,426)	21	368	45,160	48,090
Retail subtotal	863,425	(15,641)	47,414	8,432	903,630	868,521
ETFs:
Equity	2,010,343	40,042	255,483	3,186	2,309,054	2,123,824
Fixed income	695,888	152,257	(13,756)	3,370	837,759	764,009
Multi-asset	7,868	(549)	614	(41)	7,892	7,851
Alternatives	70,197	(10,028)	1,021	37	61,227	62,166
ETFs subtotal	2,784,296	181,722	243,362	6,552	3,215,932	2,957,850
Institutional:
Active:
Equity	163,697	(5,956)	18,789	1,527	178,057	170,136
Fixed income	661,852	135,460	7,374	2,481	807,167	753,556
Multi-asset	534,159	88,470	37,226	4,214	664,069	581,246
Alternatives	151,154	10,103	1,169	1,000	163,426	154,626
Active subtotal	1,510,862	228,077	64,558	9,222	1,812,719	1,659,564
Index:
Equity	1,799,854	(43,320)	305,843	(3,619)	2,058,758	1,886,078
Fixed income	768,244	22,169	(74,685)	(1,252)	714,476	718,640
Multi-asset	7,296	(991)	212	(97)	6,420	6,680
Alternatives	5,209	(1,734)	(305)	(34)	3,136	3,585
Index subtotal	2,580,603	(23,876)	231,065	(5,002)	2,782,790	2,614,983
Institutional subtotal	4,091,465	204,201	295,623	4,220	4,595,509	4,274,547
Long-term	7,739,186	370,282	586,399	19,204	8,715,071	8,100,918
Cash management	739,457	(40,407)	5,532	5,559	710,141	690,482
Advisory	8,767	(8,764)	(3)	—	—	676
Total	$8,487,410	$321,111	$591,928	$24,763	$9,425,212	$8,792,076

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended June 30, 2023.

	June 30,	Net inflows	Market	FX	June 30,	Average
(in millions)	2022	(outflows)	change	impact(1)	2023	AUM(2)
Active:
Equity	$393,048	$(17,668)	$40,113	$3,170	$418,663	$402,006
Fixed income	953,957	125,397	6,236	5,954	1,091,544	1,037,866
Multi-asset	663,295	84,749	44,708	4,853	797,605	710,224
Alternatives	200,348	5,676	1,192	1,368	208,584	202,715
Active subtotal	2,210,648	198,154	92,249	15,345	2,516,396	2,352,811
Index and ETFs:
ETFs:
Equity	2,010,343	40,042	255,483	3,186	2,309,054	2,123,824
Fixed income	695,888	152,257	(13,756)	3,370	837,759	764,009
Multi-asset	7,868	(549)	614	(41)	7,892	7,851
Alternatives	70,197	(10,028)	1,021	37	61,227	62,166
ETFs subtotal	2,784,296	181,722	243,362	6,552	3,215,932	2,957,850
Non-ETF Index:
Equity	1,941,729	(33,045)	326,933	(1,990)	2,233,627	2,039,404
Fixed income	789,999	26,174	(76,053)	(572)	739,548	740,579
Multi-asset	7,302	(990)	215	(97)	6,430	6,688
Alternatives	5,212	(1,733)	(307)	(34)	3,138	3,586
Non-ETF Index subtotal	2,744,242	(9,594)	250,788	(2,693)	2,982,743	2,790,257
Index & ETFs subtotal	5,528,538	172,128	494,150	3,859	6,198,675	5,748,107
Long-term	7,739,186	370,282	586,399	19,204	8,715,071	8,100,918
Cash management	739,457	(40,407)	5,532	5,559	710,141	690,482
Advisory	8,767	(8,764)	(3)	—	—	676
Total	$8,487,410	$321,111	$591,928	$24,763	$9,425,212	$8,792,076

The following table presents the component changes in AUM by product type for the twelve months ended June 30, 2023.

	June 30,	Net inflows	Market	FX	June 30,	Average
(in millions)	2022	(outflows)	change	impact(1)	2023	AUM(2)
Equity	$4,345,120	$(10,671)	$622,529	$4,366	$4,961,344	$4,565,234
Fixed income	2,439,844	303,828	(83,573)	8,752	2,668,851	2,542,454
Multi-asset	678,465	83,210	45,537	4,715	811,927	724,763
Alternatives:
Illiquid alternatives	112,039	14,246	70	1,323	127,678	118,397
Liquid alternatives	83,770	(7,275)	1,445	116	78,056	80,744
Currency and commodities(3)	79,948	(13,056)	391	(68)	67,215	69,326
Alternatives subtotal	275,757	(6,085)	1,906	1,371	272,949	268,467
Long-term	7,739,186	370,282	586,399	19,204	8,715,071	8,100,918
Cash management	739,457	(40,407)	5,532	5,559	710,141	690,482
Advisory	8,767	(8,764)	(3)	—	—	676
Total	$8,487,410	$321,111	$591,928	$24,763	$9,425,212	$8,792,076

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(3)
Amounts include commodity ETFs.

AUM increased $938 billion to $9.4 trillion at June 30, 2023 from $8.5 trillion at June 30, 2022, driven by net market appreciation, net inflows, and the positive impact of foreign exchange movements.

Long-term net inflows of $370 billion were comprised of net inflows of $204 billion and $182 billion from institutional clients and ETFs, respectively, partially offset by retail net outflows of $16 billion. Net flows in long-term products are described below.

•
Institutional active net inflows of $228 billion were led by fixed income and multi-asset net inflows and included the impact of several significant outsourcing mandates.
•
Institutional index net outflows of $24 billion primarily reflected $43 billion of equity net outflows, partially offset by $22 billion of fixed income net inflows.
•
ETFs net inflows of $182 billion were driven by net inflows into bond and core equity ETFs.
•
Retail net outflows of $16 billion were primarily due to net outflows of $6 billion, $4 billion and $4 billion from fixed income, alternatives and multi-asset, respectively.

Cash management AUM decreased to $710 billion due to net outflows in the second half of 2022.

Net market appreciation of $592 billion was driven by global equity market appreciation.

AUM increased $25 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar largely against the British pound and euro, partially offset by the strengthening of the US dollar against the Japanese yen.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and six months ended June 30, 2023 and 2022 are discussed below. For a further description of the Company’s revenue and expense, see the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 24, 2023 ("2022 Form 10-K.")

Revenue

The table below presents detail of revenue for the three and six months ended June 30, 2023 and 2022 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$506	$550	$1,006	$1,166
ETFs	1,102	1,103	2,180	2,261
Non-ETF index	197	186	374	373
Equity subtotal	1,805	1,839	3,560	3,800
Fixed income:
Active	482	503	950	1,037
ETFs	309	274	604	563
Non-ETF index	88	102	175	220
Fixed income subtotal	879	879	1,729	1,820
Multi-asset	300	331	596	690
Alternatives:
Illiquid alternatives	206	184	407	363
Liquid alternatives	146	161	291	328
Currency and commodities(1)	49	62	95	118
Alternatives subtotal	401	407	793	809
Long-term	3,385	3,456	6,678	7,119
Cash management	226	232	435	402
Total investment advisory, administration fees and securities lending revenue	3,611	3,688	7,113	7,521
Investment advisory performance fees:
Equity	15	3	21	15
Fixed income	—	13	1	22
Multi-asset	3	7	18	12
Alternatives:
Illiquid alternatives	79	65	100	102
Liquid alternatives	21	18	33	53
Alternatives subtotal	100	83	133	155
Total investment advisory performance fees	118	106	173	204
Technology services revenue	359	332	699	673
Distribution fees	319	361	638	742
Advisory and other revenue:
Advisory	31	15	45	31
Other	25	24	38	54
Total advisory and other revenue	56	39	83	85
Total revenue	$4,463	$4,526	$8,706	$9,225

(1)
Amounts include commodity ETFs.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)		Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(2)
	2023	2022	2023	2022	2023	2022	2023	2022
Equity:
Active	14%	15%	4%	5%	14%	15%	5%	5%
ETFs	32%	30%	25%	24%	31%	30%	25%	23%
Non-ETF index	5%	5%	23%	24%	5%	5%	23%	24%
Equity subtotal	51%	50%	52%	53%	50%	50%	53%	52%
Fixed income:
Active	13%	14%	12%	11%	14%	14%	12%	11%
ETFs	9%	7%	9%	8%	8%	7%	9%	8%
Non-ETF index	2%	3%	8%	9%	2%	3%	8%	10%
Fixed income subtotal	24%	24%	29%	28%	24%	24%	29%	29%
Multi-asset	8%	9%	9%	8%	8%	9%	8%	8%
Alternatives:
Illiquid alternatives	6%	5%	1%	1%	6%	5%	1%	1%
Liquid alternatives	4%	4%	1%	1%	4%	4%	1%	1%
Currency and commodities(3)	1%	2%	1%	1%	2%	3%	1%	1%
Alternatives subtotal	11%	11%	3%	3%	12%	12%	3%	3%
Long-term	94%	94%	93%	92%	94%	95%	93%	92%
Cash management	6%	6%	7%	8%	6%	5%	7%	8%
Total AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(3)
Amounts include commodity ETFs.

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Revenue decreased $63 million, or 1%, from the three months ended June 30, 2022, primarily driven by lower base fees due to the impact of lower markets on average AUM.

Investment advisory, administration fees and securities lending revenue of $3.6 billion decreased $77 million from $3.7 billion for the three months ended June 30, 2022, primarily driven by the negative impact of market beta on average AUM over the last twelve months, partially offset by higher securities lending revenue. Securities lending revenue of $184 million increased from $160 million for the three months ended June 30, 2022, primarily reflecting higher spreads.

Investment advisory performance fees of $118 million increased $12 million from $106 million for the three months ended June 30, 2022, primarily reflecting higher revenue from illiquid alternative products.

Technology services revenue of $359 million increased $27 million from $332 million for the three months ended June 30, 2022, reflecting continued strong client demand for Aladdin but also the impact of fixed income market movements over the last twelve months on positions on the Aladdin platform.

Total advisory and other revenue of $56 million increased $17 million from $39 million for the three months ended June 30, 2022, primarily reflecting higher revenue from advisory assignments.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

Revenue decreased $519 million, or 6%, from the six months ended June 30, 2022, primarily driven by the impact of lower markets on average AUM.

Investment advisory, administration fees and securities lending revenue of $7.1 billion decreased $408 million from $7.5 billion for the six months ended June 30, 2022, primarily driven by the negative impact of market beta on average AUM, partially offset by the elimination of yield-related fee waivers on money market funds and higher securities lending revenue. Securities lending revenue of $351 million increased from $298 million for the six months ended June 30, 2022, primarily reflecting higher spreads.

Investment advisory performance fees of $173 million decreased $31 million from $204 million for the six months ended June 30, 2022, primarily reflecting lower revenue from long-only fixed income products and liquid alternative products.

Technology services revenue of $699 million increased $26 million from $673 million for the six months ended June 30, 2022, reflecting continued strong client demand for Aladdin but also the impact of fixed income market movements over the last twelve months on positions on the Aladdin platform.

Expense

The following table presents expense for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Expense
Employee compensation and benefits	$1,429	$1,414	$2,856	$2,912
Distribution and servicing costs	518	572	1,023	1,146
Direct fund expense	344	304	659	633
General and administration expense:
Marketing and promotional	82	76	162	136
Occupancy and office related	100	106	210	205
Portfolio services	69	67	137	136
Sub-advisory	19	20	39	42
Technology	141	148	276	293
Professional services	35	42	77	82
Communications	12	10	24	21
Foreign exchange remeasurement	2	2	1	(1)
Contingent consideration fair value adjustments	1	—	1	1
Other general and administration	59	59	114	111
Total general and administration expense	520	530	1,041	1,026
Amortization of intangible assets	37	38	74	76
Total expense	$2,848	$2,858	$5,653	$5,793

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Expense decreased $10 million from the three months ended June 30, 2022, reflecting lower distribution and servicing costs due to lower average AUM, partially offset by higher direct fund expense and employee compensation and benefits expense.

Employee compensation and benefits expense increased $15 million from the three months ended June 30, 2022, reflecting higher base compensation, driven primarily by base salary increases, partially offset by lower incentive compensation, primarily as a result of lower operating income.

Direct fund expense increased $40 million from the three months ended June 30, 2022, primarily reflecting higher average index AUM and lower rebates.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

Expense decreased $140 million, or 2%, from the six months ended June 30, 2022, reflecting lower employee compensation and benefits expense and lower volume related expense.

Employee compensation and benefits expense decreased $56 million from the six months ended June 30, 2022, primarily resulting from lower incentive compensation, largely driven by lower operating income, partially offset by higher base compensation, driven primarily by base salary increases.

Direct fund expense increased $26 million from the six months ended June 30, 2022, primarily reflecting higher average index AUM.

General and administration expense increased $15 million from the six months ended June 30, 2022, primarily driven by higher marketing and promotional expense, resulting from higher travel and entertainment expense, partially offset by lower technology expense, related to the impact of certain credits.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Nonoperating income (expense), GAAP basis	$251	$(347)	$367	$(485)
Less: Net income (loss) attributable to NCI	57	(114)	69	(187)
Nonoperating income (expense), net of NCI	194	(233)	298	(298)
Less: Hedge gain (loss) on deferred cash compensation plans(1)	16	—	33	—
Nonoperating income (expense), net of NCI, as adjusted(2)	$178	$(233)	$265	$(298)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net gain (loss) on investments, net of NCI
Private equity	$151	$(8)	$190	$2
Real assets	2	1	8	14
Other alternatives(3)	4	(5)	10	(1)
Other investments(4)	(7)	(112)	5	(187)
Hedge gain (loss) on deferred cash compensation plans(1)	16	—	33	—
Subtotal	166	(124)	246	(172)
Other gains (losses)(5)	8	(76)	5	(57)
Total net gain (loss) on investments, net of NCI	174	(200)	251	(229)
Interest and dividend income	89	21	175	39
Interest expense	(69)	(54)	(128)	(108)
Net interest income (expense)	20	(33)	47	(69)
Nonoperating income (expense), net of NCI	194	(233)	298	(298)
Less: Hedge gain (loss) on deferred cash compensation plans(1)	16	—	33	—
Nonoperating income (expense), net of NCI, as adjusted(2)	$178	$(233)	$265	$(298)

(1)
Amount relates to the gain (loss) from economically hedging BlackRock's deferred cash compensation plans.
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
(5)
Amounts primarily include noncash pre-tax gains related to the revaluation of certain minority strategic investments.

Income Tax Expense

	GAAP				As Adjusted
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Operating income(1)	$1,615	$1,668	$3,053	$3,432	$1,675	$1,727	$3,186	$3,549
Total nonoperating income (expense)(1)(2)	$194	$(233)	$298	$(298)	$178	$(233)	$265	$(298)
Income before income taxes(2)	$1,809	$1,435	$3,351	$3,134	$1,853	$1,494	$3,451	$3,251
Income tax expense	$443	$358	$828	$621	$454	$372	$852	$667
Effective tax rate	24.5%	24.9%	24.7%	19.8%	24.5%	24.9%	24.7%	20.5%

(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI.

2023. Income tax expense for the six months ended June 30, 2023 included $40 million of discrete tax benefits primarily related to stock-based compensation awards that vested in the first quarter of 2023, offset by a $38 million discrete tax expense related to the resolution of certain outstanding tax matters.

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

	June 30, 2023
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$6,834	$—	$256	$6,578
Accounts receivable	3,806	—	—	3,806
Investments	9,124	—	1,698	7,426
Separate account assets and collateral held under securities lending agreements	60,930	60,930	—	—
Operating lease right-of-use assets	1,464	—	—	1,464
Other assets(3)	6,920	—	104	6,816
Subtotal	89,078	60,930	2,058	26,090
Goodwill and intangible assets, net	33,566	—	—	33,566
Total assets	$122,644	$60,930	$2,058	$59,656
Liabilities
Accrued compensation and benefits	$1,374	$—	$—	$1,374
Accounts payable and accrued liabilities	1,156	—	—	1,156
Borrowings	7,904	—	—	7,904
Separate account liabilities and collateral liabilities under securities lending agreements	60,930	60,930	—	—
Deferred income tax liabilities(4)	3,439	—	—	3,439
Operating lease liabilities	1,814	—	—	1,814
Other liabilities	6,131	—	422	5,709
Total liabilities	82,748	60,930	422	21,396
Equity
Total BlackRock, Inc. stockholders’ equity	38,208	—	—	38,208
Noncontrolling interests	1,688	—	1,636	52
Total equity	39,896	—	1,636	38,260
Total liabilities and equity	$122,644	$60,930	$2,058	$59,656

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

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of June 30, 2023 and December 31, 2022 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at June 30, 2023 included $256 million of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the six months ended June 30, 2023). Accounts receivable at June 30, 2023 increased $542 million from December 31, 2022, primarily due to higher base fee and technology services receivables. Investments at June 30, 2023 increased $1.7 billion from December 31, 2022 (for more information see Investments herein). Goodwill and intangible assets at June 30, 2023 decreased $77 million from December 31, 2022, primarily due to amortization of intangible assets. Other assets at June 30, 2023 increased $2.4 billion from December 31, 2022, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities), partially offset by a decrease in due from related parties.

Liabilities. Accrued compensation and benefits at June 30, 2023 decreased $898 million from December 31, 2022, primarily due to 2022 incentive compensation cash payments in the first quarter of 2023, partially offset by 2023 incentive compensation accruals. Other liabilities at June 30, 2023 increased $2.6 billion from December 31, 2022, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets) and an increase in the deferred carried interest liability. Net deferred income tax liabilities at June 30, 2023 increased $58 million from December 31, 2022, primarily due to the effects of temporary differences associated with stock-based compensation.

Investments

The Company’s investments were $9.1 billion and $7.5 billion at June 30, 2023 and December 31, 2022, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	June 30,	December 31,
(in millions)	2023	2022
Investments, GAAP	$9,124	$7,466
Investments held by CIPs	(5,805)	(4,669)
Net interest in CIPs(1)	4,107	3,622
Investments, as adjusted	7,426	6,419
Deferred cash compensation investments	(275)	—
Hedged exposures	(1,567)	(1,461)
Federal Reserve Bank stock	(91)	(91)
Carried interest	(1,699)	(1,550)
Total “economic” investment exposure(2)	$3,794	$3,317

(1)
Amounts included $1.6 billion and $1.5 billion of carried interest (VIEs) as of June 30, 2023 and December 31, 2022, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts do not include investments in strategic minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(in millions)	2023	2022
Equity/Fixed income/Multi-asset(1)	$2,737	$2,423
Alternatives:
Private equity	1,448	1,207
Real assets	448	368
Other alternatives(2)	728	780
Alternatives subtotal	2,624	2,355
Hedged exposures	(1,567)	(1,461)
Total “economic” investment exposure	$3,794	$3,317

(1)
Amounts include seed investments in equity, fixed-income, and multi-asset mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in credit funds, direct hedge fund strategies, and hedge fund solutions.

As adjusted investment activity for the six months ended June 30, 2023 was as follows:

(in millions)	Six Months Ended June 30, 2023
Investments, as adjusted, beginning balance	$6,419
Purchases/capital contributions	816
Sales/maturities	(257)
Distributions(1)	(41)
Market appreciation(depreciation)/earnings from equity method investments	309
Carried interest capital allocations/(distributions)	149
Other(2)	31
Investments, as adjusted, ending balance	$7,426

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2022	$7,433	$265	$7,168
Net cash provided by/(used in) operating activities	591	(653)	1,244
Net cash provided by/(used in) investing activities	(503)	27	(530)
Net cash provided by/(used in) financing activities	(754)	617	(1,371)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	84	—	84
Net increase/(decrease) in cash, cash equivalents and restricted cash	(582)	(9)	(573)
Cash, cash equivalents and restricted cash, June 30, 2023	$6,851	$256	$6,595

Sources of BlackRock’s operating cash primarily include base fees and securities lending revenue, performance fees, technology services revenue, advisory and other revenue and distribution fees. BlackRock uses its cash to pay all operating expenses, interest and principal on borrowings, income taxes, dividends and repurchases of the Company’s stock, acquisitions, capital expenditures and purchases of co-investments and seed investments.

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

Cash flows used in investing activities, excluding the impact of CIPs, for the six months ended June 30, 2023 were $530 million and primarily reflected $405 million of net investment purchases and $142 million of purchases of property and equipment.

Cash flows used in financing activities, excluding the impact of CIPs, for the six months ended June 30, 2023 were $1.4 billion, primarily resulting from $1.5 billion of cash dividend payments, and $1.1 billion of share repurchases, including $0.8 billion in open market transactions and $0.3 billion of employee tax withholdings related to employee stock transactions, partially offset by $1.2 billion of proceeds from long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$6,834	$7,416
Cash and cash equivalents held by CIPs(1)	(256)	(265)
Subtotal(2)	6,578	7,151
Credit facility – undrawn	5,000	4,700
Total liquidity resources	$11,578	$11,851

(1)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(2)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 50% at both June 30, 2023 and December 31, 2022. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

Total liquidity resources decreased $273 million during the six months ended June 30, 2023, primarily reflecting cash payments of 2022 year-end incentive awards, cash dividend payments of $1.5 billion and share repurchases of $1.1 billion, partially offset by $1.2 billion of proceeds from long-term borrowings, cash flows from other operating activities and a $300 million increase in the aggregate commitment amount under the credit facility.

A significant portion of the Company’s $7.4 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. In January 2023, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company's existing share repurchase program for a total of up to approximately 7.9 million shares of BlackRock common stock.

During the six months ended June 30, 2023, the Company repurchased 1.1 million common shares under the Company’s existing share repurchase program for approximately $750 million. At June 30, 2023, there were approximately 6.8 million shares still authorized to be repurchased under the program.

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

At June 30, 2023 and December 31, 2022, the Company was required to maintain approximately $2.3 billion and $2.2 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2023 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2023 credit facility”). In March 2023, the 2023 credit facility was amended to, among other things, (1) increase the aggregate commitment amount by $300 million to $5 billion, (2) extend the maturity date to March 2028 and (3) change the secured overnight financing rate (“SOFR”) adjustment to 10 bps per annum for all SOFR-based borrowings. The 2023 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2023 credit facility to an aggregate principal amount of up to $6 billion. The 2023 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2023. At June 30, 2023, the Company had no amount outstanding under the 2023 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2023 credit facility. At June 30, 2023, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At June 30, 2023, the principal amount of long-term notes outstanding was $8.0 billion. See Note 15, Borrowings, in the 2022 Form 10-K for more information on overall borrowings outstanding as of December 31, 2022.

During the six months ended June 30, 2023, the Company paid approximately $89 million of interest on long-term notes. Future principal repayments and interest requirements at June 30, 2023 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2023	$—	$109	$109
2024	1,000	210	1,210
2025(1)	764	193	957
2026	—	183	183
2027	700	172	872
2028	—	161	161
Thereafter	5,500	452	5,952
Total	$7,964	$1,480	$9,444

(1)
The amounts related to the 2025 Notes are calculated using the EUR/USD foreign exchange rate as of June 30, 2023.

In May 2023, the Company issued $1.25 billion in aggregate principal amount of 4.75% senior unsecured notes maturing on May 25, 2033 (the “2033 Notes”). The net proceeds of the 2033 Notes are being used for general corporate purposes, which may include the future repayment of all or a portion of the $1.0 billion 3.50% Notes maturing in March 2024. Interest of approximately $59 million per year is payable semi-annually on May 25 and November 25 of each year, commencing on November 25, 2023. The 2033 Notes may be redeemed at the option of the Company, in whole or in part, at any time prior to February 25, 2033 at a "make-whole" redemption price, or thereafter at 100% of the principal amount of the 2033 Notes, in each case plus accrued but unpaid interest. The unamortized discount and debt issuance costs are being amortized over the remaining term of the 2033 Notes.

Commitments and Contingencies

Investment Commitments. At June 30, 2023, the Company had $797 million of various capital commitments to fund sponsored investment products, including CIPs. These products include various illiquid alternative products, including private equity funds and real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Acquisition. In August 2023, BlackRock completed the acquisition of Kreos Capital, a leading provider of growth and venture debt financing to companies in the technology and healthcare industries. The Company believes this acquisition will add to the Company's position as a leading global credit asset manager and advance its ambitions to provide clients with a diverse range of private market investment products and solutions. The financial impact of the transaction is not expected to be material to the condensed consolidated financial statements.

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

Consolidation. The Company consolidates entities in which the Company has a controlling financial interest. The company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities’ economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as on-going redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of June 30, 2023, the Company was deemed to be the PB of 94 VIEs. See Note 5, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

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

Investment Advisory Performance Fees / Carried Interest. The Company receives investment advisory performance fees, including incentive allocations (carried interest) from certain actively managed investment funds and certain separately managed accounts ("SMAs"). These performance fees are dependent upon exceeding specified relative or absolute investment return thresholds, which vary by product or account, and include monthly, quarterly, annual or longer measurement periods.

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

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition. The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At June 30, 2023 and December 31, 2022, the Company had $1.7 billion and $1.4 billion, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees and other third parties. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 15, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and six months ended June 30, 2023 and 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2023, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

Corporate Investments Portfolio Risks. As a leading investment management firm, BlackRock devotes significant resources across all of its operations to identifying, measuring, monitoring, managing and analyzing market and operating risks, including the management and oversight of its own investment portfolio. The Board of Directors of the Company has adopted guidelines for the review of investments (or commitments to invest) to be made by the Company, requiring, among other things, that certain investments be referred to the Board of Directors, depending on the circumstances, for notification or approval.

In the normal course of its business, BlackRock is exposed to equity market price risk, interest rate/credit spread risk and foreign exchange rate risk associated with its corporate investments.

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred cash compensation plans or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures to hedge market and interest rate exposure with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding futures related to its seed capital hedging program with an aggregate notional value of approximately $1.6 billion and $1.5 billion at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023, approximately $5.8 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred cash compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $3.8 billion. See Statement of Financial Condition Overview-Investments in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk. At June 30, 2023, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1.5 billion of the Company’s total economic investment exposure. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $153 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At June 30, 2023, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $2.3 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $63 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and euro, was approximately $1.1 billion at June 30, 2023. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $107 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At June 30, 2023, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.5 billion, with expiration dates in July 2023. In addition, the Company entered into futures to hedge economically the exposure to market movements on certain deferred cash compensation plans. At June 30, 2023, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $186 million, with expiration dates during the third quarter of 2023.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2023 through April 30, 2023	166,356	$678.22	162,381	7,231,022
May 1, 2023 through May 31, 2023	376,116	$652.41	371,990	6,859,032
June 1, 2023 through June 30, 2023	36,956	$674.42	32,724	6,826,308
Total	579,428	$661.23	567,095

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

Item 6. Exhibits

Exhibit No.	Description

4.1(1)	Form of Note for the 4.750% Notes due 2033

10.1	Form of Performance-Based Stock Option Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on May 25, 2023.

+ Denotes compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Martin S. Small
Date: August 4, 2023		Martin S. Small
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)