Form 10-Q
period 2023-09-30
BlackRock Inc.
filed 2023-11-06
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, there were 148,762,471 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Signatures	75

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	September 30,	December 31,
(in millions, except shares and per share data)	2023	2022
Assets
Cash and cash equivalents(1)	$7,316	$7,416
Accounts receivable	3,886	3,264
Investments(1)	9,835	7,466
Separate account assets	51,606	54,066
Separate account collateral held under securities lending agreements	4,740	5,765
Property and equipment (net of accumulated depreciation and amortization of $1,487 and $1,390 at September 30, 2023 and December 31, 2022, respectively)	1,058	1,031
Intangible assets (net of accumulated amortization of $580 and $483 at September 30, 2023 and December 31, 2022, respectively)	18,291	18,302
Goodwill	15,516	15,341
Operating lease right-of-use assets	1,429	1,516
Other assets(1)	4,908	3,461
Total assets	$118,585	$117,628
Liabilities
Accrued compensation and benefits	$1,796	$2,272
Accounts payable and accrued liabilities	1,217	1,294
Borrowings	7,884	6,654
Separate account liabilities	51,606	54,066
Separate account collateral liabilities under securities lending agreements	4,740	5,765
Deferred income tax liabilities	3,448	3,381
Operating lease liabilities	1,780	1,835
Other liabilities(1)	5,483	3,576
Total liabilities	77,954	78,843
Commitments and contingencies (Note 14)
Temporary equity
Redeemable noncontrolling interests	1,851	909
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at September 30, 2023 and December 31, 2022;
   Shares issued: 172,075,373 at September 30, 2023 and December 31, 2022;
   Shares outstanding: 148,942,746 and 149,756,492 at September 30, 2023 and
      December 31, 2022, respectively

Additional paid-in capital	19,687	19,772
Retained earnings	31,711	29,876
Accumulated other comprehensive loss	(1,101)	(1,101)
Treasury stock, common, at cost (23,132,627 and 22,318,881 shares held at September 30, 2023 and December 31, 2022, respectively)	(11,672)	(10,805)
Total BlackRock, Inc. stockholders’ equity	38,627	37,744
Nonredeemable noncontrolling interests	153	132
Total permanent equity	38,780	37,876
Total liabilities, temporary equity and permanent equity	$118,585	$117,628

(1)
At September 30, 2023, cash and cash equivalents, investments, other assets and other liabilities include $246 million, $5.1 billion, $83 million, and $2.2 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2022, cash and cash equivalents, investments, other assets and other liabilities include $234 million, $3.9 billion, $68 million, and $1.9 billion, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$2,765	$2,647	$8,065	$8,299
Other third parties	916	884	2,729	2,753
Total investment advisory, administration fees and securities lending revenue	3,681	3,531	10,794	11,052
Investment advisory performance fees	70	82	243	286
Technology services revenue	407	338	1,106	1,011
Distribution fees	321	325	959	1,067
Advisory and other revenue	43	35	126	120
Total revenue	4,522	4,311	13,228	13,536
Expense
Employee compensation and benefits	1,420	1,339	4,276	4,251
Distribution and servicing costs	526	536	1,549	1,682
Direct fund expense	354	318	1,013	951
General and administration expense	546	554	1,587	1,580
Amortization of intangible assets	39	38	113	114
Total expense	2,885	2,785	8,538	8,578
Operating income	1,637	1,526	4,690	4,958
Nonoperating income (expense)
Net gain (loss) on investments	114	174	434	(242)
Interest and dividend income	139	41	314	80
Interest expense	(82)	(50)	(210)	(158)
Total nonoperating income (expense)	171	165	538	(320)
Income before income taxes	1,808	1,691	5,228	4,638
Income tax expense	213	330	1,041	951
Net income	1,595	1,361	4,187	3,687
Less:
Net income (loss) attributable to noncontrolling interests	(9)	(45)	60	(232)
Net income attributable to BlackRock, Inc.	$1,604	$1,406	$4,127	$3,919
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$10.75	$9.33	$27.60	$25.92
Diluted	$10.66	$9.25	$27.36	$25.67
Weighted-average common shares outstanding:
Basic	149.2	150.6	149.6	151.2
Diluted	150.5	152.0	150.9	152.6

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Net income	$1,595	$1,361	$4,187	$3,687
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(221)	(381)	—	(922)
Comprehensive income (loss)	1,374	980	4,187	2,765
Less: Comprehensive income (loss) attributable to noncontrolling interests	(9)	(45)	60	(232)
Comprehensive income attributable to BlackRock, Inc.	$1,383	$1,025	$4,127	$2,997

(1)
Amounts for the three months ended September 30, 2023 and 2022 include gains from a net investment hedge of $17 million (net of tax expense of $5 million) and $35 million (net of tax expense of $11 million), respectively. Amounts for the nine months ended September 30, 2023 and 2022 include gains from a net investment hedge of $5 million (net of tax expense of $1 million) and $84 million (net of tax expense of $26 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Nine Months Ended September 30, 2023

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2022	$19,774	$29,876	$(1,101)	$(10,805)	$37,744	$132	$37,876	$909
Net income	—	4,127	—	—	4,127	23	4,150	37
Dividends declared ($15.00 per share)	—	(2,292)	—	—	(2,292)	—	(2,292)	—
Stock-based compensation	469	—	—	—	469	—	469	—
Issuance of common shares related to employee stock transactions	(554)	—	—	633	79	—	79	—
Employee tax withholdings related to employee stock transactions	—	—	—	(369)	(369)	—	(369)	—
Shares repurchased	—	—	—	(1,131)	(1,131)	—	(1,131)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(21)	(21)	1,053
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	19	19	(148)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—
September 30, 2023	$19,689	$31,711	$(1,101)	$(11,672)	$38,627	$153	$38,780	$1,851

(1)
Amounts include $2 million of common stock at both September 30, 2023 and December 31, 2022.

For the Three Months Ended September 30, 2023

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
June 30, 2023	$19,573	$30,855	$(880)	$(11,340)	$38,208	$142	$38,350	$1,546
Net income	—	1,604	—	—	1,604	3	1,607	(12)
Dividends declared ($5.00 per share)	—	(748)	—	—	(748)	—	(748)	—
Stock-based compensation	146	—	—	—	146	—	146	—
Issuance of common shares related to employee stock transactions	(30)	—	—	62	32	—	32	—
Employee tax withholdings related to employee stock transactions	—	—	—	(15)	(15)	—	(15)	—
Shares repurchased	—	—	—	(379)	(379)	—	(379)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(11)	(11)	403
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	19	19	(86)
Other comprehensive income (loss)	—	—	(221)	—	(221)	—	(221)	—
September 30, 2023	$19,689	$31,711	$(1,101)	$(11,672)	$38,627	$153	$38,780	$1,851

(1)
Amounts include $2 million of common stock at both September 30, 2023 and June 30, 2023.

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

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Operating activities
Net income	$4,187	$3,687
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	316	308
Noncash lease expense	108	123
Stock-based compensation	469	536
Deferred income tax expense (benefit)	41	(104)
Other investment gains	—	(276)
Net (gains) losses within CIPs	(116)	510
Net (purchases) proceeds within CIPs	(1,387)	(804)
(Earnings) losses from equity method investees	(304)	54
Distributions of earnings from equity method investees	32	27
Changes in operating assets and liabilities:
Accounts receivable	(607)	254
Investments, trading	52	217
Other assets	(1,410)	(2,273)
Accrued compensation and benefits	(479)	(1,282)
Accounts payable and accrued liabilities	(67)	123
Other liabilities	1,332	1,883
Net cash provided by/(used in) operating activities	2,167	2,983
Investing activities
Purchases of investments	(681)	(516)
Proceeds from sales and maturities of investments	270	190
Distributions of capital from equity method investees	26	59
Net consolidations (deconsolidations) of sponsored investment funds	21	(48)
Acquisition, net of cash acquired	(189)	—
Purchases of property and equipment	(220)	(399)
Net cash provided by/(used in) investing activities	(773)	(714)
Financing activities
Repayments of long-term borrowings	—	(750)
Proceeds from long-term borrowings	1,238	—
Cash dividends paid	(2,292)	(2,259)
Proceeds from stock options exercised	51	—
Repurchases of common stock	(1,500)	(1,827)
Net proceeds from (repayments of) borrowings by CIPs	(38)	—
Net subscriptions received/(redemptions/distributions paid) from noncontrolling interest holders	1,032	501
Other financing activities	20	19
Net cash provided by/(used in) financing activities	(1,489)	(4,316)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(479)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(100)	(2,526)
Cash, cash equivalents and restricted cash, beginning of period	7,433	9,340
Cash, cash equivalents and restricted cash, end of period	$7,333	$6,814
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$554	$567
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(129)	$(514)

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

The interim financial information at September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

•
Level 2 assets may include debt securities, loans held within consolidated collateralized loan obligations (“CLOs”), short-term floating-rate notes, asset-backed securities, as well as over-the-counter derivatives, including interest rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include nonbinding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

•
Level 3 assets may include direct private equity investments, including those held within CIPs, investments in CLOs, and loans held within consolidated CLOs and CIPs.
•
Level 3 liabilities may include borrowings of consolidated CLOs and contingent liabilities related to acquisitions valued based upon discounted cash flow analyses, using unobservable market data, or other valuation techniques.

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

A significant number of inputs used to value equity, debt securities, and loans held within CLOs and CIPs are sourced from third-party pricing vendors. Generally, prices obtained from pricing vendors are categorized as Level 1 inputs for identical securities traded in active markets and as Level 2 for other similar securities if the vendor uses observable inputs in determining the price.

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

Fair Value Assets and Liabilities of Consolidated CLO. The Company applies the fair value option provisions for eligible assets, including loans, held by a consolidated CLO. As the fair value of the financial assets of the consolidated CLO is more observable than the fair value of the borrowings of the consolidated CLO, the Company measures the fair value of the borrowings of the consolidated CLO equal to the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO.

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

In addition, during 2023, the Company acquired both investments and derivatives to economically hedge market valuation changes on certain deferred cash compensation plans, for which the final value of the deferred amount distributed to employees in cash upon vesting is determined based on the returns of specified investment funds. The Company recognizes compensation expense for the appreciation (depreciation) of the deferred cash compensation liability in proportion to the vested amount of the award during a respective period, while the gain (loss) to economically hedge these plans is immediately recognized in nonoperating income (expense). See Note 4, Investments, and Note 8, Derivatives and Hedging, for further information on the Company’s investments and derivatives, respectively, used to economically hedge these deferred cash compensation plans.

The Company records all derivative financial instruments as either assets or liabilities at fair value on a gross basis in the condensed consolidated statements of financial condition. Credit risks are managed through master netting and collateral support agreements. The amounts related to the right to reclaim or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore, such amounts are not offset against fair value amounts recognized for derivative instruments with the same counterparty and are included in other assets and other liabilities. Changes in the fair value of the Company’s derivative financial instruments are recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated or hedged assets or liabilities, on the condensed consolidated statements of income.

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

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the condensed consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the condensed consolidated statements of financial condition. At September 30, 2023 and December 31, 2022, the fair value of loaned securities held by separate accounts was approximately $8.6 billion and $10.2 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $9.3 billion and $11.0 billion, respectively, of which approximately $4.7 billion as of September 30, 2023 and $5.8 billion as of December 31, 2022 was recognized on the condensed consolidated statements of financial condition. During the nine months ended September 30, 2023 and 2022, the Company had not resold or repledged any of the collateral obtained under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

Property and Equipment. Property and equipment are recorded at cost less accumulated depreciation. Depreciation is generally determined by cost less any estimated residual value using the straight-line method over the estimated useful lives of the various classes of property and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the remaining lease term. During the nine months ended September 30, 2023, BlackRock reclassed approximately $400 million from construction in progress to leasehold improvements primarily related to its new headquarters located at 50 Hudson Yards in New York.

Money Market Fee Waivers. The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). There were no Yield Support waivers during the three and nine months ended September 30, 2023 and during the three months ended September 30, 2022. During the nine months ended September 30, 2022 Yield Support waivers resulted in a reduction of management fees of approximately $72 million. The reduction in management fees was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. The Company may increase or decrease the level of Yield Support waivers in future periods.

3. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	September 30,	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$7,316	$7,416
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$7,333	$7,433

4. Investments

A summary of the carrying value of total investments is as follows:

	September 30,	December 31,
(in millions)	2023	2022
Debt securities:
Trading securities (including $2,059 and $1,279 held by CIPs at September 30, 2023 and December 31, 2022, respectively)	$2,100	$1,331
Held-to-maturity investments	595	544
Total debt securities	2,695	1,875
Equity securities at FVTNI (including $1,332 and $1,089 held by CIPs at September 30, 2023 and December 31, 2022, respectively)(1)	1,449	1,211
Equity method investments:
Equity method investments(2)	2,306	1,895
Investments related to deferred cash compensation plans(1)	228	—
Total equity method investments	2,534	1,895
Loans held by CIPs	542	354
Federal Reserve Bank stock(3)	92	91
Carried interest(4)	1,945	1,550
Other investments(1)(5)	578	490
Total investments	$9,835	$7,466

(1)
Amounts include investments held to economically hedge the impact of market valuation changes on certain deferred cash compensation plans of $228 million, $14 million, and $10 million included within equity method investments, equity securities at fair value recorded through net income ("FVTNI") and other investments, respectively, as of September 30, 2023.
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

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At September 30, 2023, $9 million of these investments mature between one to five years, $299 million of these investments mature between five to ten years and $287 million of these investments mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	September 30, 2023		December 31, 2022
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,500	$1,434	$823	$795
Government debt	533	500	420	400
Asset/mortgage-backed debt	190	166	154	136
Total trading debt securities	$2,223	$2,100	$1,397	$1,331
Equity securities at FVTNI:
Equity securities/mutual funds	$1,434	$1,449	$1,216	$1,211

5. Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment funds accounted for as voting rights entities (“VREs”) because it is deemed to control such funds.

In the normal course of business, the Company is the manager of various types of sponsored investment vehicles, which may be considered VIEs. The Company may from time to time own equity or debt securities or enter into derivatives or loan arrangements with the vehicles, each of which are considered variable interests. The Company’s involvement in financing the operations of the VIEs is generally limited to its economic interest in the entity. The Company’s consolidated VIEs include certain sponsored investment products in which BlackRock has an economic interest and as the investment manager, is deemed to have both the power to direct the most significant activities of the products and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment products. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	September 30, 2023			December 31, 2022
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$246	$76	$322	$234	$31	$265
Investments:
Trading debt securities	1,665	394	2,059	949	330	1,279
Equity securities at FVTNI	945	387	1,332	821	268	1,089
Loans	214	328	542	234	120	354
Other investments	431	105	536	373	77	450
Carried interest	1,880	—	1,880	1,497	—	1,497
Total investments	5,135	1,214	6,349	3,874	795	4,669
Other assets	83	72	155	68	29	97
Other liabilities(2)	(2,207)	(294)	(2,501)	(1,876)	(48)	(1,924)
Noncontrolling interest - CIPs	(1,686)	(271)	(1,957)	(857)	(125)	(982)
BlackRock's net interest in CIPs	$1,571	$797	$2,368	$1,443	$682	$2,125

(1)
The Company generally cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At September 30, 2023, other liabilities of VIEs primarily include deferred carried interest liabilities, borrowings of a consolidated CLO of $201 million and borrowings of other CIPs of $115 million. At December 31, 2022, other liabilities of VIEs primarily included deferred carried interest liabilities and borrowings of a consolidated CLO. Borrowings of other CIPs are recorded at amortized cost, which approximates fair value (a Level 3 input).

BlackRock’s total exposure to CIPs represents the value of its economic ownership interest in these CIPs. Valuation changes associated with investments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Nonoperating net gain (loss) on consolidated VIEs	$(26)	$(89)	$113	$(405)

Net income (loss) attributable to NCI on consolidated VIEs	$(8)	$(35)	$65	$(218)

6. Variable Interest Entities

Nonconsolidated VIEs. At September 30, 2023 and December 31, 2022, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

		Advisory Fee	Other Net Assets	Maximum
(in millions)	Investments	Receivables	(Liabilities)	Risk of Loss(1)
September 30, 2023
Sponsored investment products	$2,193	$89	$(11)	$2,299
December 31, 2022
Sponsored investment products	$1,060	$95	$(12)	$1,172

(1)
At both September 30, 2023 and December 31, 2022, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $33 billion and $19 billion at September 30, 2023 and December 31, 2022, respectively.

7. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

September 30, 2023 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	September 30, 2023
Assets:
Investments
Debt securities:
Trading securities	$—	$2,060	$40	$—	$—	$2,100
Held-to-maturity investments	—	—	—	—	595	595
Total debt securities	—	2,060	40	—	595	2,695
Equity securities at FVTNI:
Equity securities/mutual funds	1,449	—	—	—	—	1,449
Equity method:
Equity, fixed income, and multi-asset mutual funds	231	—	—	—	—	231
Hedge funds/funds of hedge funds/other	—	—	—	495	—	495
Private equity funds	—	—	—	1,200	—	1,200
Real assets funds	—	—	—	380	—	380
Investments related to deferred cash compensation plans	—	—	—	228	—	228
Total equity method	231	—	—	2,303	—	2,534
Loans	—	161	381	—	—	542
Federal Reserve Bank Stock	—	—	—	—	92	92
Carried interest	—	—	—	—	1,945	1,945
Other investments	18	—	—	405	155	578
Total investments	1,698	2,221	421	2,708	2,787	9,835
Other assets(3)	104	5	107	—	—	216
Separate account assets	33,308	17,524	—	—	774	51,606
Separate account collateral held under securities lending agreements:
Equity securities	1,906	—	—	—	—	1,906
Debt securities	—	2,834	—	—	—	2,834
Total separate account collateral held under securities lending agreements	1,906	2,834	—	—	—	4,740
Total	$37,016	$22,584	$528	$2,708	$3,561	$66,397
Liabilities:
Separate account collateral liabilities under securities lending agreements	$1,906	$2,834	$—	$—	$—	$4,740
Other liabilities(4)	—	41	295	—	—	336
Total	$1,906	$2,875	$295	$—	$—	$5,076

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
(4)
Level 2 amount primarily includes fair value of derivatives (See Note 8, Derivatives and Hedging, for more information). Level 3 amount primarily includes borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and contingent liabilities related to acquisitions.

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
(4)
Level 2 amount primarily includes fair value of derivatives (See Note 8, Derivatives and Hedging, for more information). Level 3 amount primarily includes borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and a contingent liability related to an acquisition.

Level 3 Assets. Level 3 assets predominantly include investments in CLOs, loans of consolidated CIPs, and a strategic private debt investment. Investments in CLOs and loans were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs. BlackRock's strategic private debt investment was valued using the income approach by discounting the expected cash flows to a single present value. For investments utilizing a discounted cashflow valuation technique, an increase (decrease) in the discount rate or risk premium in isolation could have resulted in a significantly lower (higher) fair value measurement as of September 30, 2023.

Level 3 Liabilities. Level 3 liabilities primarily include borrowings of a consolidated CLO, which were valued based on the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO, as well as contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses, using unobservable market data inputs, or other valuation techniques.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2023

(in millions)	June 30, 2023	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2023	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$41	$(1)	$2	$(2)	$—	$—	$—	$40	$(1)
Total debt securities	41	(1)	2	(2)	—	—	—	40	(1)
Loans	266	(17)	117	—	—	23	(8)	381	(17)
Total investments	307	(18)	119	(2)	—	23	(8)	421	(18)
Other assets	109	(2)	—	—	—	—	—	107	(2)
Total assets	$416	$(20)	$119	$(2)	$—	$23	$(8)	$528	$(20)
Liabilities:
Other liabilities	$254	$3	$—	$—	$44	$—	$—	$295	$3

(1)
Issuance and other settlements amount includes a contingent liability in connection with the acquisition of Kreos Capital in August 2023 (the “Kreos Transaction”), partially offset by repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2023

(in millions)	December 31, 2022	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	September 30, 2023	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$52	$(1)	$8	$(19)	$—	$—	$—	$40	$(1)
Total debt securities	52	(1)	8	(19)	—	—	—	40	(1)
Loans	248	6	129	(21)	—	33	(14)	381	6
Total investments	300	5	137	(40)	—	33	(14)	421	5
Other assets	—	(2)	109	—	—	—	—	107	(2)
Total assets	$300	$3	$246	$(40)	$—	$33	$(14)	$528	$3
Liabilities:
Other liabilities	$280	$7	$—	$—	$22	$—	$—	$295	$7

(1)
Issuance and other settlements amount includes a contingent liability in connection with the Kreos Transaction, partially offset by repayments of borrowings of a consolidated CLO.
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

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities. Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are primarily reported in nonoperating income (expense) on the condensed consolidated statements of income. A portion of net income (loss) related to securities held by CIPs is allocated to NCI to reflect net income (loss) not attributable to the Company.

Transfers in and/or out of Levels. Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At September 30, 2023 and December 31, 2022, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	September 30, 2023		December 31, 2022
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$7,316	$7,316	$7,416	$7,416	Level 1	(2)(3)
Other assets	$103	$103	$86	$86	Level 1	(2)(4)

Financial Liabilities:
Long-term borrowings	$7,884	$7,007	$6,654	$5,949	Level 2	(5)

(1)
See Note 4, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At September 30, 2023 and December 31, 2022, approximately $2.5 billion and $2.2 billion, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
At September 30, 2023 and December 31, 2022, other assets included cash collateral of approximately $86 million and $69 million, respectively. See Note 8, Derivatives and Hedging for further information on derivatives held by the Company. In addition, other assets included $17 million of restricted cash at both September 30, 2023 and December 31, 2022.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of September 2023 and December 2022, respectively. See Note 13, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

September 30, 2023
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$495	$142	Daily/Monthly (15%) Quarterly (9%) N/R (76%)	1 – 90 days
Private equity funds	(b)	1,200	184	N/R	N/R
Real assets funds	(c)	380	247	Quarterly (12%) N/R (88%)	60 days
Investments related to deferred cash compensation plan	(e)	228	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	150	67	N/R	N/R
Private equity funds	(d)	94	38	N/R	N/R
Hedge funds/other	(a)	161	68	Quarterly (88%) N/R (12%)	90 days
Total		$2,708	$746

December 31, 2022
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$525	$149	Daily/Monthly (23%) Quarterly (13%) N/R (64%)	1 – 90 days
Private equity funds	(b)	885	174	N/R	N/R
Real assets funds	(c)	304	304	Quarterly (17%) N/R (83%)	60 days
Consolidated sponsored investment products:
Real assets funds	(c)	116	94	N/R	N/R
Private equity funds	(d)	183	37	N/R	N/R
Other funds		17	31	Quarterly	90 days
Total		$2,030	$789

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, private credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both September 30, 2023 and December 31, 2022.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both September 30, 2023 and December 31, 2022.

(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both September 30, 2023 and December 31, 2022. The total remaining unfunded commitments were $314 million and $398 million at September 30, 2023 and December 31, 2022, respectively. The Company’s portion of the total remaining unfunded commitments was $289 million and $364 million at September 30, 2023 and December 31, 2022, respectively.
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

Fair Value Option

At September 30, 2023 and December 31, 2022, the Company elected the fair value option for certain investments in CLOs of approximately $41 million and $52 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(in millions)	2023	2022
CLO Bank loans:
Aggregate principal amounts outstanding	$224	$238
Fair value	213	234
Aggregate unpaid principal balance in excess of (less than) fair value	$11	$4

CLO Borrowings:
Aggregate principal amounts outstanding	$221	$245
Fair value	$201	$245

At September 30, 2023, the principal amounts outstanding of the borrowings issued by the CLO mature in 2030 and may be repaid prior to maturity at any time.

During the three and nine months ended September 30, 2023 and 2022, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.
8. Derivatives and Hedging

The Company maintains a program to enter into exchange traded futures as a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. At September 30, 2023 and December 31, 2022, the Company had outstanding exchange traded futures related to this macro hedging strategy with aggregate notional values of approximately $1.6 billion and $1.5 billion, with expiration dates during the fourth and first quarter of 2023, respectively.

In addition, beginning in the first quarter of 2023, the Company entered into futures to economically hedge the exposure to market movements on certain deferred cash compensation plans. At September 30, 2023, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $182 million, with expiration dates during the fourth quarter of 2023.

Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represent settlements of profit/loss, are generally received or made daily, and are reflected in other assets and other liabilities on the condensed consolidated statements of financial condition. These amounts were not material as of September 30, 2023 and December 31, 2022.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At September 30, 2023 and December 31, 2022, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.4 billion and $2.2 billion, with expiration dates in October 2023 and January 2023, respectively.

At both September 30, 2023 and December 31, 2022, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at September 30, 2023 and December 31, 2022:

	Assets			Liabilities
(in millions)	Statement of Financial Condition Classification	September 30, 2023	December 31, 2022	Statement of Financial Condition Classification	September 30, 2023	December 31, 2022
Derivative Instruments
Forward foreign currency exchange contracts	Other assets	$5	$1	Other liabilities	$30	$19

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Income	2023	2022	2023	2022
(in millions)	Classification	Gains (Losses)		Gains (Losses)
Derivative Instruments
Exchange traded futures(1)	Nonoperating income (expense)	$72	$—	$14	$—
Forward foreign currency exchange contracts	General and administration expense	(66)	(124)	29	(295)
Total return swaps	Nonoperating income (expense)	—	44	—	147
Total gain (loss) from derivative instruments		$6	$(80)	$43	$(148)

(1)
Amounts include $81 million and $6 million of gains on futures used as a macro hedging strategy of seed investments for the three and nine months ended September 30, 2023, respectively. In addition amounts include $9 million of losses and $8 million of gains on futures used to economically hedge certain deferred cash compensation plans for the three and nine months ended September 30, 2023, respectively.

The Company's CIPs may utilize derivative instruments as a part of the funds' investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and nine months ended September 30, 2023 and 2022.

See Note 15, Borrowings, in the 2022 Form 10-K for more information on the Company’s net investment hedge.

9. Goodwill

Goodwill activity during the nine months ended September 30, 2023 was as follows:

(in millions)
December 31, 2022	$15,341
Acquisition(1)	184
Other	(9)
September 30, 2023	$15,516

(1)
Amount represents goodwill in connection with the Kreos Transaction. The Company believes this acquisition will add to the Company's position as a leading global credit asset manager and advance its ambitions to provide clients with a diverse range of private market investment products and solutions. Total consideration for the transaction was approximately $250 million, which included contingent consideration.

10. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2022	$17,578	$724	$18,302
Acquisition(1)	—	106	106
Amortization expense	—	(113)	(113)
Other	—	(4)	(4)
September 30, 2023	$17,578	$713	$18,291

(1)
In connection with the Kreos Transaction, the Company acquired approximately $67 million of finite-lived management contracts and $39 million of finite-lived investor relationships with weighted-average estimated lives of approximately five and ten years, respectively.

11. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Lease cost:
Operating lease cost(1)	$43	$55	$144	$160
Variable lease cost(2)	15	10	35	32
Total lease cost	$58	$65	$179	$192

(1)
Amounts include short-term leases, which are immaterial for the three and nine months ended September 30, 2023 and 2022.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of right-of-use (“ROU”) assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$109	$122

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$20	$45

	September 30,		December 31,
	2023		2022
Lease term and discount rate:
Weighted-average remaining lease term	15	years	16	years
Weighted-average discount rate	3%		3%

12. Other Assets

At September 30, 2023 and December 31, 2022, the Company had $771 million and $809 million of equity method investments, respectively, recorded within other assets on the condensed consolidated statements of financial condition, since such investees are considered to be an extension of BlackRock’s core business. BlackRock’s share of these investees’ underlying net income or loss is based upon the most currently available information and is recorded within advisory and other revenue. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At September 30, 2023 and December 31, 2022, the Company had $443 million and $375 million, respectively, of other nonequity method corporate minority investments recorded within other assets on the condensed consolidated statements of financial condition, since such investees are considered to be an extension of BlackRock’s core business. These investments included equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities, and a strategic private debt investment measured at fair value. Changes in value of the equity securities are recorded in nonoperating income (expense) and changes in value of the debt security is recorded in AOCI, net of tax. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2022 Form 10-K for further information.

13. Borrowings

Short-Term Borrowings

2023 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2023 credit facility”). In March 2023, the 2023 credit facility was amended to, among other things, (1) increase the aggregate commitment amount by $300 million to $5 billion, (2) extend the maturity date to March 2028 and (3) change the secured overnight financing rate (“SOFR”) adjustment to 10 bps per annum for all SOFR-based borrowings. The 2023 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2023 credit facility to an aggregate principal amount of up to $6 billion. The 2023 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2023. At September 30, 2023, the Company had no amount outstanding under the 2023 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2023 credit facility. At September 30, 2023, BlackRock had no CP Notes outstanding.

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

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at the end of September 2023 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
3.50% Notes due 2024	$1,000	$—	$1,000	$989
1.25% Notes due 2025	741	(1)	740	707
3.20% Notes due 2027	700	(3)	697	655
3.25% Notes due 2029	1,000	(8)	992	898
2.40% Notes due 2030	1,000	(5)	995	831
1.90% Notes due 2031	1,250	(8)	1,242	985
2.10% Notes due 2032	1,000	(12)	988	772
4.75% Notes due 2033	1,250	(20)	1,230	1,170
Total long-term borrowings	$7,941	$(57)	$7,884	$7,007

(1)
The unamortized discount and debt issuance costs are being amortized over the term of the notes.

Long-term borrowings at December 31, 2022 had a carrying value of $6.7 billion and a fair value of $5.9 billion, determined using market prices at the end of December 2022.

See Note 15, Borrowings, in the 2022 Form 10-K for more information regarding the Company’s borrowings.

14. Commitments and Contingencies

Investment Commitments. At September 30, 2023, the Company had $774 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of September 30, 2023 and subject to this type of indemnification was approximately $246 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $262 billion were held as collateral for indemnified securities on loan at September 30, 2023. The fair value of these indemnifications was not material at September 30, 2023.

15. Revenue

The table below presents detail of revenue for the three and nine months ended September 30, 2023 and 2022 and includes the product mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$510	$503	$1,516	$1,669
ETFs	1,136	1,063	3,316	3,324
Non-ETF index	186	179	560	552
Equity subtotal	1,832	1,745	5,392	5,545
Fixed income:
Active	479	478	1,429	1,515
ETFs	315	276	919	839
Non-ETF index	93	91	268	311
Fixed income subtotal	887	845	2,616	2,665
Multi-asset	308	316	904	1,006
Alternatives:
Illiquid alternatives	231	184	638	547
Liquid alternatives	143	155	434	483
Currency and commodities(1)	46	51	141	169
Alternatives subtotal	420	390	1,213	1,199
Long-term	3,447	3,296	10,125	10,415
Cash management	234	235	669	637
Total investment advisory, administration fees and securities lending revenue	3,681	3,531	10,794	11,052
Investment advisory performance fees:
Equity	17	(2)	38	13
Fixed income	1	(3)	2	19
Multi-asset	5	2	23	14
Alternatives:
Illiquid alternatives	24	79	124	181
Liquid alternatives	23	6	56	59
Alternatives subtotal	47	85	180	240
Total investment advisory performance fees	70	82	243	286
Technology services revenue	407	338	1,106	1,011
Distribution fees	321	325	959	1,067
Advisory and other revenue:
Advisory	21	8	66	39
Other	22	27	60	81
Total advisory and other revenue	43	35	126	120
Total revenue	$4,522	$4,311	$13,228	$13,536

(1)
Amounts include commodity ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
By client type:
Retail	$1,046	$1,058	$3,122	$3,421
ETFs	1,498	1,385	4,376	4,322
Institutional:
Active	670	623	1,932	1,934
Index	233	230	695	738
Total institutional	903	853	2,627	2,672
Long-term	3,447	3,296	10,125	10,415
Cash management	234	235	669	637
Total	$3,681	$3,531	$10,794	$11,052

By investment style:
Active	$1,662	$1,635	$4,903	$5,213
Index and ETFs	1,785	1,661	5,222	5,202
Long-term	3,447	3,296	10,125	10,415
Cash management	234	235	669	637
Total	$3,681	$3,531	$10,794	$11,052

Investment Advisory and Administration Fees – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2023 and 2022:

September 30, 2023

	Remainder of
(in millions)	2023	2024	2025	2026	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$51	$173	$141	$119	$89	$573

September 30, 2022

	Remainder of
(in millions)	2022	2023	2024	2025	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$47	$176	$112	$73	$53	$461

(1)
Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at September 30, 2023 and 2022. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.
(2)
The Company elected the following practical expedients and therefore does not include amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$1,651	$1,592	$1,420	$1,508
Net increase (decrease) in unrealized allocations	250	(58)	569	119
Performance fee revenue recognized	(12)	(72)	(100)	(165)
Ending balance	$1,889	$1,462	$1,889	$1,462

Technology Services Revenue – Remaining Performance Obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at September 30, 2023 and 2022:

September 30, 2023

	Remainder of
(in millions)	2023	2024	2025	2026	Thereafter	Total
Technology services revenue(1)(2)	$34	$90	$55	$39	$30	$248

September 30, 2022

	Remainder of
(in millions)	2022	2023	2024	2025	Thereafter	Total
Technology services revenue(1)(2)	$29	$79	$45	$29	$26	$208

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

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of September 30, 2023, the estimated fixed minimum fees for the remainder of the year approximated $255 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three and nine months ended September 30, 2023 and 2022, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$122	$108	$125	$122
Additions(1)	21	25	58	74
Revenue recognized that was included in the beginning balance	(28)	(32)	(68)	(95)
Ending balance	$115	$101	$115	$101

(1)
Amounts are net of revenue recognized.

16. Stock-Based Compensation

Restricted Stock Units ("RSUs")

RSU activity for the nine months ended September 30, 2023 is summarized below.

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2022	2,009,207	$710.67
Granted	732,750	$734.02
Converted	(895,044)	$633.55
Forfeited	(53,098)	$772.82
September 30, 2023	1,793,815	$756.85

In January 2023, pursuant to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan (the “Award Plan”), the Company granted as part of the 2022 annual incentive compensation 342,706 RSUs to employees that vest ratably over three years from the grant date and 259,465 RSUs to employees that cliff vest 100% on January 31, 2026. On May 30, 2023, pursuant to the Award Plan, the Company granted 71,267 RSUs that cliff vest 100% on May 30, 2027. The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs granted to employees during the nine months ended September 30, 2023 was $538 million.

At September 30, 2023, the intrinsic value of outstanding RSUs was $1.2 billion, reflecting a closing stock price of $646.49.

At September 30, 2023, total unrecognized stock-based compensation expense related to unvested RSUs was $547 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.3 years.

Performance-Based RSUs.

Performance-based RSU activity for the nine months ended September 30, 2023 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2022	531,054	$672.47
Granted	169,938	$743.60
Additional shares due to attainment of performance measures	29,194	$532.15
Converted	(262,797)	$534.00
Forfeited	(11,005)	$756.51
September 30, 2023	456,384	$767.69

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

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during the nine months ended September 30, 2023 was $142 million.

At September 30, 2023, the intrinsic value of outstanding performance-based RSUs was $295 million, reflecting a closing stock price of $646.49.

At September 30, 2023, total unrecognized stock-based compensation expense related to unvested performance-based awards was $112 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.4 years.

See Note 18, Stock-Based Compensation, in the 2022 Form 10-K for more information on performance-based RSUs.

Stock Options

Stock option activity and ending balance for the nine months ended September 30, 2023 is summarized below.

	2017 Performance-based Options		2023 Performance-based Options		2023 Time-based Options
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2022	1,735,898	$513.50	—	$—	—	$—
Granted	—	$—	814,482	$673.58	326,391	$673.58
Exercised	(99,145)	$513.50	—	$—	—	$—
Forfeited	(2,577)	$513.50	(6,787)	$673.58	—	$—
Outstanding at September 30, 2023	1,634,176	$513.50	807,695	$673.58	326,391	$673.58

	Options Outstanding				Options Exercisable
Option Type	Exercise Prices	Options Outstanding(1)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Exercise Prices	Options Exercisable	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
2017 Performance-based	$513.50	1,634,176	3.2	$217	$513.50	495,510	3.2	$66
2023 Performance-based	$673.58	807,695	8.7	—	$673.58	—	—	—
2023 Time-based	$673.58	326,391	8.7	—	$673.58	—	—	—
		2,768,262	5.4	$217		495,510	3.2	$66

(1)
At September 30, 2023, 1.1 million 2017 performance-based options, 0.8 million 2023 performance-based options and 0.3 million 2023 time-based options were expected to vest.

At September 30, 2023, total unrecognized stock-based compensation expense related to unvested performance-based and time-based stock options was $171 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.8 years.

Performance-based stock options

In 2017, pursuant to the Award Plan, the Company awarded performance-based stock option grants to certain employees ("2017 Performance-based Options"). Vesting of 2017 Performance-based Options was contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. Both hurdles have been achieved, and the first tranche of the awards vested at the end of 2022 with two subsequent equal installments vesting at the end of 2023 and 2024, respectively. The aggregate intrinsic value of 2017 Performance-based Options exercised during the nine months ended September 30, 2023 was $22 million. See Note 18, Stock-Based Compensation, in the 2022 Form 10-K for more information on 2017 Performance-based Options.

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

At September 30, 2023, the Company was required to maintain approximately $1.8 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company chartered as a national bank with powers limited to trust and other fiduciary activities and subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

18. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$(880)	$(1,091)	$(1,101)	$(550)
Foreign currency translation adjustments(1)	(221)	(381)	—	(922)
Ending balance	$(1,101)	$(1,472)	$(1,101)	$(1,472)

(1)
Amounts for the three months ended September 30, 2023 and 2022 include gains from a net investment hedge of $17 million (net of tax expense of $5 million) and $35 million (net of tax expense of $11 million), respectively. Amounts for the nine months ended September 30, 2023 and 2022 include gains from a net investment hedge of $5 million (net of tax expense of $1 million) and $84 million (net of tax expense of $26 million), respectively.

19. Capital Stock

Share Repurchases. In January 2023, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company's existing share repurchase program for a total of up to approximately 7.9 million shares of BlackRock common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

During the nine months ended September 30, 2023, the Company repurchased 1.6 million common shares under the Company’s existing share repurchase program for approximately $1.1 billion. At September 30, 2023, there were approximately 6.3 million shares still authorized to be repurchased under the program.

20. Restructuring Charge

A restructuring charge of $91 million ($69 million after-tax), comprised of $58 million of severance and $33 million of expense related to the accelerated amortization of previously granted stock-based compensation awards, was recorded in the fourth quarter of 2022 in connection with an initiative to modify the workforce to align more closely with strategic priorities.

The table below presents a rollforward of the Company's restructuring liability for the nine months ended September 30, 2023, which is included in other liabilities on the condensed consolidated statements of financial condition.

Nine Months Ended
(in millions)	September 30, 2023
Liability as of December 31, 2022	$58
Cash payments	(56)
Liability as of September 30, 2023	$2

21. Income Taxes

Income tax expense for the three months ended September 30, 2023 included $223 million of discrete tax benefits related to the resolution of certain outstanding tax matters. Income tax expense for the nine months ended September 30, 2023 included $185 million of discrete tax net benefits related to the resolution of certain outstanding tax matters and $41 million of discrete tax benefits related to stock-based compensation awards that vested in 2023.

Income tax expense for the three months ended September 30, 2022 included approximately $93 million of discrete tax benefits related to the resolution of certain outstanding tax matters. Income tax expense for the nine months ended September 30, 2022 included $139 million of discrete tax benefits related to the resolution of certain tax matters and $87 million of discrete tax benefits related to stock-based compensation awards that vested in 2022. In addition, GAAP income tax expense for the nine months ended September 30, 2022 included $18 million of net noncash tax benefit related to the revaluation of certain deferred income tax liabilities.

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2023 and 2022 under the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except shares and per share data)	2023	2022	2023	2022
Net income attributable to BlackRock, Inc.	$1,604	$1,406	$4,127	$3,919
Basic weighted-average shares outstanding	149,155,258	150,644,985	149,553,652	151,219,485
Dilutive effect of:
Nonparticipating RSUs	930,202	981,319	900,643	1,015,467
Stock options	419,683	335,085	407,728	409,102
Total diluted weighted-average shares outstanding	150,505,143	151,961,389	150,862,023	152,644,054
Basic earnings per share	$10.75	$9.33	$27.60	$25.92
Diluted earnings per share	$10.66	$9.25	$27.36	$25.67

For the three and nine months ended September 30, 2023, 328,319 and 149,684 shares, primarily related to stock options, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. For the three and nine months ended September 2022, 371,687 and 348,343 RSUs, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. Certain performance-based RSUs and stock options were excluded from the diluted EPS calculation because the designated contingencies were not met for the three and nine months ended September 30, 2023 and 2022, respectively.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three and nine months ended September 30, 2023 and 2022 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Revenue
Americas	$2,979	$2,890	$8,792	$8,993
Europe	1,361	1,241	3,876	3,944
Asia-Pacific	182	180	560	599
Total revenue	$4,522	$4,311	$13,228	$13,536

See Note 15, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at September 30, 2023 and December 31, 2022 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

	September 30,	December 31,
(in millions)	2023	2022
Long-lived Assets
Americas	$14,975	$14,945
Europe	1,504	1,329
Asia-Pacific	95	98
Total long-lived assets	$16,574	$16,372

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

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $9.1 trillion of AUM at September 30, 2023. With approximately 19,900 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology services to institutional and retail clients in more than 100 countries across the globe.

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

Acquisition. In August 2023, BlackRock completed the acquisition of Kreos Capital, a provider of growth and venture debt financing to companies in the technology and healthcare industries (the "Kreos Transaction"). The Company believes this acquisition will add to the Company's position as a leading global credit asset manager and advance its ambitions to provide clients with a diverse range of private market investment products and solutions. Total consideration for the transaction was approximately $250 million, which included contingent consideration.

EXECUTIVE SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2023	2022	2023	2022
GAAP basis(1):
Total revenue	$4,522	$4,311	$13,228	$13,536
Total expense	2,885	2,785	8,538	8,578
Operating income	$1,637	$1,526	$4,690	$4,958
Operating margin	36.2%	35.4%	35.5%	36.6%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	180	210	478	(88)
Income tax expense	213	330	1,041	951
Net income attributable to BlackRock	$1,604	$1,406	$4,127	$3,919
Diluted earnings per common share	$10.66	$9.25	$27.36	$25.67
Effective tax rate	11.7%	19.0%	20.1%	19.5%
As adjusted(2):
Operating income	$1,691	$1,585	$4,877	$5,134
Operating margin	42.3%	42.0%	41.8%	43.3%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$184	$210	$449	$(88)
Net income attributable to BlackRock	$1,642	$1,451	$4,241	$4,035
Diluted earnings per common share	$10.91	$9.55	$28.11	$26.43
Effective tax rate	12.4%	19.2%	20.4%	20.0%
Other:
Assets under management (end of period)	$9,100,825	$7,961,373	$9,100,825	$7,961,373
Diluted weighted-average common shares outstanding	150.5	152.0	150.9	152.6
Shares outstanding (end of period)	148.9	150.5	148.9	150.5
Book value per share(3)	$259.34	$246.99	$259.34	$246.99
Cash dividends declared and paid per share	$5.00	$4.88	$15.00	$14.64

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

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

GAAP. Operating income of $1.6 billion increased $111 million and operating margin of 36.2% increased 80 bps from the three months ended September 30, 2022. Increases in operating income and operating margin reflected higher investment advisory and administration fees (collectively "base fees"), primarily driven by organic base fee growth and the impact of market movements over the past twelve months on average AUM, and higher technology services revenue.

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) decreased $30 million from the three months ended September 30, 2022, reflecting the impact of $267 million of noncash gains related to BlackRock's strategic minority investment in iCapital Network, Inc. ("iCapital") during 2022, partially offset by higher mark-to-market revaluation of the Company's seed capital portfolio, net of impact of certain hedges, higher gains on private equity co-investment portfolios, and higher interest and dividend income during the three months ended September 30, 2023.

Earnings per diluted common share increased $1.41, or 15%, from the three months ended September 30, 2022, primarily driven by higher operating income and a lower effective tax rate, partially offset by lower nonoperating income. Income tax expense for the three months ended September 30, 2023 and September 30, 2022 included approximately $223 million and $93 million, respectively, of discrete tax benefits related to the resolution of certain outstanding tax matters.

As Adjusted. Operating income of $1.7 billion increased $106 million and operating margin of 42.3% increased 30 bps from the three months ended September 30, 2022. Earnings per diluted common share increased $1.36, or 14%, from the three months ended September 30, 2022, primarily reflecting higher operating income and a lower effective tax rate, partially offset by lower nonoperating income.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

GAAP. Operating income of $4.7 billion decreased $268 million and operating margin of 35.5% decreased 110 bps from the nine months ended September 30, 2022. Decreases in operating income and operating margin reflected lower base fees, driven by the impact of lower markets, partially offset by higher technology expense.

Nonoperating income (expense) less net income (loss) attributable to NCI increased $566 million from the nine months ended September 30, 2022, driven primarily by higher mark-to-market gains on the Company’s private equity co-investment portfolios, higher mark-to-market revaluation of Company's seed capital portfolio, net of impact of certain hedges, and higher interest and dividend income, partially offset by the impact of $267 million of noncash gains related to BlackRock's strategic minority investment in iCapital during 2022.

Income tax expense for the nine months ended September 30, 2023 included $226 million discrete tax net benefits related to the resolution of certain outstanding tax matters and stock-based compensation awards that vested in 2023. Income tax expense for the nine months ended September 30, 2022 included $226 million of discrete tax benefits related to stock-based compensation awards that vested in 2022 and the resolution of certain outstanding tax matters, and $18 million of net noncash tax benefits related to the revaluation of certain deferred income tax liabilities.

Earnings per diluted common share increased $1.69 or 7%, from the nine months ended September 30, 2022, primarily reflecting higher nonoperating income, partially offset by lower operating income.

As Adjusted. Operating income of $4.9 billion decreased $257 million and operating margin of 41.8% decreased 150 bps from the nine months ended September 30, 2022.

Earnings per diluted common share increased $1.68, or 6%, from the nine months ended September 30, 2022. Income tax expense for the nine months ended September 30, 2022 excluded the $18 million net noncash benefit described above.

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

Computations and reconciliations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Operating income, GAAP basis	$1,637	$1,526	$4,690	$4,958
Non-GAAP expense adjustments:
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans (a)	(3)	—	29	—
Amortization of intangible assets (b)	39	38	113	114
Acquisition-related compensation costs (b)	6	5	15	18
Acquisition-related transaction costs (b)(1)	4	—	7	—
Contingent consideration fair value adjustments (b)	—	1	1	2
Lease costs - New York (c)	—	15	14	42
Reduction of indemnification asset (d)(1)	8	—	8	—
Operating income, as adjusted	$1,691	$1,585	$4,877	$5,134
Revenue, GAAP basis	$4,522	$4,311	$13,228	$13,536
Non-GAAP adjustments:
Distribution fees	(321)	(325)	(959)	(1,067)
Investment advisory fees	(205)	(211)	(590)	(615)
Revenue used for operating margin measurement	$3,996	$3,775	$11,679	$11,854
Operating margin, GAAP basis	36.2%	35.4%	35.5%	36.6%
Operating margin, as adjusted	42.3%	42.0%	41.8%	43.3%

(1)
Amount included within general and administration expense.

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Nonoperating income (expense), GAAP basis	$171	$165	$538	$(320)
Less: Net income (loss) attributable to NCI	(9)	(45)	60	(232)
Nonoperating income (expense), net of NCI	180	210	478	(88)
Less: Hedge gain (loss) on deferred cash compensation plans (a)	(4)	—	29	—
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$184	$210	$449	$(88)

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income attributable to BlackRock, Inc., GAAP basis	$1,604	$1,406	$4,127	$3,919
Non-GAAP adjustments(1):
Net impact of hedged deferred cash compensation plans (a)	1	—	—	—
Amortization of intangible assets (b)	30	29	86	87
Acquisition-related compensation costs (b)	4	4	11	14
Acquisition-related transaction costs (b)	3	—	5	—
Contingent consideration fair value adjustments (b)	—	1	1	2
Lease costs - New York (c)	—	11	11	31
Income tax matters	—	—	—	(18)
Net income attributable to BlackRock, Inc., as adjusted	$1,642	$1,451	$4,241	$4,035
Diluted weighted-average common shares outstanding	150.5	152.0	150.9	152.6
Diluted earnings per common share, GAAP basis	$10.66	$9.25	$27.36	$25.67
Diluted earnings per common share, as adjusted	$10.91	$9.55	$28.11	$26.43

(1)
Non-GAAP adjustments, excluding income tax matters, are net of tax.

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
(d)
Reduction of indemnification asset. In connection with a previous acquisition, BlackRock recorded an $8 million indemnification asset. Due to the resolution of certain tax matters in the current quarter, BlackRock recorded $8 million of general and administration expense to reflect the reduction of the indemnification asset and an offsetting $8 million tax benefit. The $8 million general and administrative expense and $8 million tax benefit have been excluded from as adjusted results as there is no impact on BlackRock’s book value.

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

Per share amounts reflect net income attributable to BlackRock, Inc., as adjusted, divided by diluted weighted-average common shares outstanding.

ASSETS UNDER MANAGEMENT

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2023	2023	2022	2022	2023	2023	2023
Retail	$868,440	$903,630	$843,475	$806,498	$(3,585)	$487	$(14,339)
ETFs	3,118,409	3,215,932	2,909,610	2,621,410	28,521	98,221	187,872
Institutional:
Active	1,753,262	1,812,719	1,641,591	1,487,285	(1,330)	79,595	155,623
Index	2,637,033	2,782,790	2,528,615	2,352,061	(36,242)	(31,550)	(36,721)
Institutional subtotal	4,390,295	4,595,509	4,170,206	3,839,346	(37,572)	48,045	118,902
Long-term	8,377,144	8,715,071	7,923,291	7,267,254	(12,636)	146,753	292,435
Cash management	723,681	710,141	671,194	694,119	15,205	46,295	14,337
Total	$9,100,825	$9,425,212	$8,594,485	$7,961,373	$2,569	$193,048	$306,772

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2023	2023	2022	2022	2023	2023	2023
Active	$2,426,322	$2,516,396	$2,317,560	$2,141,066	$(7,742)	$64,982	$126,357
Index and ETFs	5,950,822	6,198,675	5,605,731	5,126,188	(4,894)	81,771	166,078
Long-term	8,377,144	8,715,071	7,923,291	7,267,254	(12,636)	146,753	292,435
Cash management	723,681	710,141	671,194	694,119	15,205	46,295	14,337
Total	$9,100,825	$9,425,212	$8,594,485	$7,961,373	$2,569	$193,048	$306,772

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
	September 30,	June 30,	December 31,	September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended September 30,
(in millions)	2023	2023	2022	2022	2023	2023	2023
Equity	$4,741,291	$4,961,344	$4,435,354	$4,020,312	$(34,467)	$(45,575)	$(15,858)
Fixed income	2,576,205	2,668,851	2,536,823	2,350,263	13,211	110,906	226,421
Multi-asset	788,872	811,927	684,904	637,445	12,797	83,837	85,950
Alternatives:
Illiquid alternatives	131,937	127,678	117,751	111,729	2,623	10,105	14,513
Liquid alternatives	75,139	78,056	80,654	81,418	(3,472)	(8,082)	(9,937)
Currency and commodities(1)	63,700	67,215	67,805	66,087	(3,328)	(4,438)	(8,654)
Alternatives subtotal	270,776	272,949	266,210	259,234	(4,177)	(2,415)	(4,078)
Long-term	8,377,144	8,715,071	7,923,291	7,267,254	(12,636)	146,753	292,435
Cash management	723,681	710,141	671,194	694,119	15,205	46,295	14,337
Total	$9,100,825	$9,425,212	$8,594,485	$7,961,373	$2,569	$193,048	$306,772

(1)
Amounts include commodity ETFs.

Component Changes in AUM for the Three Months Ended September 30, 2023

The following table presents the component changes in AUM by client type and product type for the three months ended September 30, 2023.

	June 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2023	AUM(3)
Retail:
Equity	$415,475	$(815)	$—	$(15,248)	$(3,382)	$396,030	$413,957
Fixed income	309,449	(701)	—	(6,668)	(1,848)	300,232	307,480
Multi-asset	133,546	395	—	(4,352)	(412)	129,177	133,226
Alternatives	45,160	(2,464)	—	567	(262)	43,001	44,179
Retail subtotal	903,630	(3,585)	—	(25,701)	(5,904)	868,440	898,842
ETFs:
Equity	2,309,054	19,228	—	(87,140)	(6,867)	2,234,275	2,322,220
Fixed income	837,759	12,477	—	(27,962)	(3,530)	818,744	838,179
Multi-asset	7,892	159	—	(286)	(49)	7,716	7,898
Alternatives	61,227	(3,343)	—	(167)	(43)	57,674	60,922
ETFs subtotal	3,215,932	28,521	—	(115,555)	(10,489)	3,118,409	3,229,219
Institutional:
Active:
Equity	178,057	(3,883)	—	(3,874)	(2,383)	167,917	176,861
Fixed income	807,167	(12,349)	—	(18,514)	(4,723)	771,581	794,925
Multi-asset	664,069	13,392	—	(23,497)	(6,971)	646,993	665,094
Alternatives	163,426	1,510	2,177	989	(1,331)	166,771	165,936
Active subtotal	1,812,719	(1,330)	2,177	(44,896)	(15,408)	1,753,262	1,802,816
Index:
Equity	2,058,758	(48,997)	—	(47,733)	(18,959)	1,943,069	2,035,665
Fixed income	714,476	13,784	—	(26,213)	(16,399)	685,648	710,937
Multi-asset	6,420	(1,149)	—	(241)	(44)	4,986	5,970
Alternatives	3,136	120	—	94	(20)	3,330	3,307
Index subtotal	2,782,790	(36,242)	—	(74,093)	(35,422)	2,637,033	2,755,879
Institutional subtotal	4,595,509	(37,572)	2,177	(118,989)	(50,830)	4,390,295	4,558,695
Long-term	8,715,071	(12,636)	2,177	(260,245)	(67,223)	8,377,144	8,686,756
Cash management	710,141	15,205	—	2,258	(3,923)	723,681	709,841
Total	$9,425,212	$2,569	$2,177	$(257,987)	$(71,146)	$9,100,825	$9,396,597

(1)
Amounts include AUM attributable to the Kreos Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into United States ('US") dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

The following table presents the component changes in AUM by investment style and product type for the three months ended September 30, 2023.

	June 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2023	AUM(3)
Active:
Equity	$418,663	$(6,461)	$—	$(14,556)	$(3,956)	$393,690	$414,619
Fixed income	1,091,544	(14,111)	—	(24,907)	(5,821)	1,046,705	1,076,883
Multi-asset	797,605	13,784	—	(27,848)	(7,383)	776,158	798,311
Alternatives	208,584	(954)	2,177	1,555	(1,593)	209,769	210,114
Active subtotal	2,516,396	(7,742)	2,177	(65,756)	(18,753)	2,426,322	2,499,927
Index and ETFs:
ETFs:
Equity	2,309,054	19,228	—	(87,140)	(6,867)	2,234,275	2,322,220
Fixed income	837,759	12,477	—	(27,962)	(3,530)	818,744	838,179
Multi-asset	7,892	159	—	(286)	(49)	7,716	7,898
Alternatives	61,227	(3,343)	—	(167)	(43)	57,674	60,922
ETFs subtotal	3,215,932	28,521	—	(115,555)	(10,489)	3,118,409	3,229,219
Non-ETF Index:
Equity	2,233,627	(47,234)	—	(52,299)	(20,768)	2,113,326	2,211,864
Fixed income	739,548	14,845	—	(26,488)	(17,149)	710,756	736,459
Multi-asset	6,430	(1,146)	—	(242)	(44)	4,998	5,979
Alternatives	3,138	120	—	95	(20)	3,333	3,308
Non-ETF Index subtotal	2,982,743	(33,415)	—	(78,934)	(37,981)	2,832,413	2,957,610
Index & ETFs subtotal	6,198,675	(4,894)	—	(194,489)	(48,470)	5,950,822	6,186,829
Long-term	8,715,071	(12,636)	2,177	(260,245)	(67,223)	8,377,144	8,686,756
Cash management	710,141	15,205	—	2,258	(3,923)	723,681	709,841
Total	$9,425,212	$2,569	$2,177	$(257,987)	$(71,146)	$9,100,825	$9,396,597
The following table presents the component changes in AUM by product type for the three months ended September 30, 2023.

	June 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2023	AUM(3)
Equity	$4,961,344	$(34,467)	$—	$(153,995)	$(31,591)	$4,741,291	$4,948,703
Fixed income	2,668,851	13,211	—	(79,357)	(26,500)	2,576,205	2,651,521
Multi-asset	811,927	12,797	—	(28,376)	(7,476)	788,872	812,188
Alternatives:
Illiquid alternatives	127,678	2,623	2,177	606	(1,147)	131,937	130,523
Liquid alternatives	78,056	(3,472)	—	966	(411)	75,139	76,795
Currency and commodities(4)	67,215	(3,328)	—	(89)	(98)	63,700	67,026
Alternatives subtotal	272,949	(4,177)	2,177	1,483	(1,656)	270,776	274,344
Long-term	8,715,071	(12,636)	2,177	(260,245)	(67,223)	8,377,144	8,686,756
Cash management	710,141	15,205	—	2,258	(3,923)	723,681	709,841
Total	$9,425,212	$2,569	$2,177	$(257,987)	$(71,146)	$9,100,825	$9,396,597

(1)
Amounts include AUM attributable to the Kreos Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)
Amounts include commodity ETFs.

AUM decreased $324 billion to $9.1 trillion at September 30, 2023 from $9.4 trillion at June 30, 2023, driven primarily by net market depreciation and the negative impact of foreign exchange movement.

Long-term net outflows of $13 billion were comprised of net outflows of $38 billion and $4 billion from institutional and retail clients, respectively, partially offset by net inflows of $29 billion into ETFs. Net flows in long-term products are described below.

•
Institutional index net outflows of $36 billion primarily reflected $49 billion of net outflows from lower-fee institutional index equity strategies, including $19 billion from a single international client, partially offset by fixed income net inflows.
•
Institutional active net outflows of $1 billion primarily reflected fixed income net outflows, impacted by client-specific partial redemptions, including reinsurance activity, partially offset by multi-asset net inflows, reflecting continued demand for target-date strategies.
•
Retail net outflows of $4 billion primarily reflected net outflows from liquid alternatives.
•
ETFs net inflows of $29 billion were led by net inflows into core equity and bond ETFs, partially offset by redemptions from precision ETFs.

Cash management AUM increased to $724 billion, driven by net inflows into US government money market funds.

Net market depreciation of $258 billion was primarily driven by global equity and fixed income market depreciation.

AUM decreased $71 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar against the British pound, the euro and the Japanese yen.

Component Changes in AUM for the Nine Months Ended September 30, 2023

The following table presents the component changes in AUM by client type and product type for the nine months ended September 30, 2023.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2022	(outflows)	Acquisition(1)	change	impact(2)	2023	AUM(3)
Retail:
Equity	$370,612	$3,180	$—	$22,167	$71	$396,030	$401,244
Fixed income	299,114	4,081	—	(4,615)	1,652	300,232	306,856
Multi-asset	125,168	(203)	—	4,119	93	129,177	130,860
Alternatives	48,581	(6,571)	—	981	10	43,001	46,398
Retail subtotal	843,475	487	—	22,652	1,826	868,440	885,358
ETFs:
Equity	2,081,742	23,013	—	132,850	(3,330)	2,234,275	2,232,883
Fixed income	758,093	80,730	—	(18,815)	(1,264)	818,744	814,245
Multi-asset	8,875	(1,492)	—	335	(2)	7,716	7,902
Alternatives	60,900	(4,030)	—	797	7	57,674	62,015
ETFs subtotal	2,909,610	98,221	—	115,167	(4,589)	3,118,409	3,117,045
Institutional:
Active:
Equity	168,734	(14,005)	—	14,122	(934)	167,917	174,595
Fixed income	774,955	(1,297)	—	798	(2,875)	771,581	798,447
Multi-asset	544,469	86,908	—	17,181	(1,565)	646,993	632,229
Alternatives	153,433	7,989	2,177	3,686	(514)	166,771	160,966
Active subtotal	1,641,591	79,595	2,177	35,787	(5,888)	1,753,262	1,766,237
Index:
Equity	1,814,266	(57,763)	—	210,289	(23,723)	1,943,069	1,968,370
Fixed income	704,661	27,392	—	(28,274)	(18,131)	685,648	712,834
Multi-asset	6,392	(1,376)	—	122	(152)	4,986	6,246
Alternatives	3,296	197	—	(123)	(40)	3,330	3,252
Index subtotal	2,528,615	(31,550)	—	182,014	(42,046)	2,637,033	2,690,702
Institutional subtotal	4,170,206	48,045	2,177	217,801	(47,934)	4,390,295	4,456,939
Long-term	7,923,291	146,753	2,177	355,620	(50,697)	8,377,144	8,459,342
Cash management	671,194	46,295	—	5,962	230	723,681	683,678
Total	$8,594,485	$193,048	$2,177	$361,582	$(50,467)	$9,100,825	$9,143,020

(1)
Amounts include AUM attributable to the Kreos Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.

The following table presents the component changes in AUM by investment style and product type for the nine months ended September 30, 2023.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2022	(outflows)	Acquisition(1)	change	impact(2)	2023	AUM(3)
Active:
Equity	$392,836	$(21,284)	$—	$23,194	$(1,056)	$393,690	$410,836
Fixed income	1,053,083	(1,852)	—	(3,276)	(1,250)	1,046,705	1,081,613
Multi-asset	669,629	86,701	—	21,300	(1,472)	776,158	763,080
Alternatives	202,012	1,417	2,177	4,667	(504)	209,769	207,363
Active subtotal	2,317,560	64,982	2,177	45,885	(4,282)	2,426,322	2,462,892
Index and ETFs:
ETFs:
Equity	2,081,742	23,013	—	132,850	(3,330)	2,234,275	2,232,883
Fixed income	758,093	80,730	—	(18,815)	(1,264)	818,744	814,245
Multi-asset	8,875	(1,492)	—	335	(2)	7,716	7,902
Alternatives	60,900	(4,030)	—	797	7	57,674	62,015
ETFs subtotal	2,909,610	98,221	—	115,167	(4,589)	3,118,409	3,117,045
Non-ETF Index:
Equity	1,960,776	(47,304)	—	223,384	(23,530)	2,113,326	2,133,373
Fixed income	725,647	32,028	—	(28,815)	(18,104)	710,756	736,524
Multi-asset	6,400	(1,372)	—	122	(152)	4,998	6,255
Alternatives	3,298	198	—	(123)	(40)	3,333	3,253
Non-ETF Index subtotal	2,696,121	(16,450)	—	194,568	(41,826)	2,832,413	2,879,405
Index & ETFs subtotal	5,605,731	81,771	—	309,735	(46,415)	5,950,822	5,996,450
Long-term	7,923,291	146,753	2,177	355,620	(50,697)	8,377,144	8,459,342
Cash management	671,194	46,295	—	5,962	230	723,681	683,678
Total	$8,594,485	$193,048	$2,177	$361,582	$(50,467)	$9,100,825	$9,143,020

The following table presents the component changes in AUM by product type for the nine months ended September 30, 2023.

	December 31,	Net inflows		Market	FX	September 30,	Average
(in millions)	2022	(outflows)	Acquisition(1)	change	impact(2)	2023	AUM(3)
Equity	$4,435,354	$(45,575)	$—	$379,428	$(27,916)	$4,741,291	$4,777,092
Fixed income	2,536,823	110,906	—	(50,906)	(20,618)	2,576,205	2,632,382
Multi-asset	684,904	83,837	—	21,757	(1,626)	788,872	777,237
Alternatives:
Illiquid alternatives	117,751	10,105	2,177	2,088	(184)	131,937	125,590
Liquid alternatives	80,654	(8,082)	—	2,744	(177)	75,139	78,712
Currency and commodities(4)	67,805	(4,438)	—	509	(176)	63,700	68,329
Alternatives subtotal	266,210	(2,415)	2,177	5,341	(537)	270,776	272,631
Long-term	7,923,291	146,753	2,177	355,620	(50,697)	8,377,144	8,459,342
Cash management	671,194	46,295	—	5,962	230	723,681	683,678
Total	$8,594,485	$193,048	$2,177	$361,582	$(50,467)	$9,100,825	$9,143,020

(1)
Amounts include AUM attributable to the Kreos Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(4)
Amounts include commodity ETFs.

AUM increased $506 billion to $9.1 trillion at September 30, 2023 from $8.6 trillion at December 31, 2022, driven by net market appreciation and net inflows, partially offset by the negative impact of foreign exchange movement.

Long-term net inflows of $147 billion were comprised of net inflows of $98 billion and $48 billion from ETFs and institutional clients, respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $98 billion were led by $81 billion and $23 billion of net inflows into fixed income and equity ETFs, respectively. ETFs net inflows also included $77 billion and $51 billion of net inflows into strategic and core equity, respectively, partially offset by $30 billion in redemptions from precision ETFs.
•
Institutional active net inflows of $80 billion were led by multi-asset net inflows and included the impact of significant outsourcing mandates.
•
Institutional index net outflows of $32 billion primarily reflected net outflows from lower-fee institutional index equity strategies, including $19 billion from a single international client in the third quarter, partially offset by fixed income net inflows.

Cash management AUM increased to $724 billion, due to net inflows into US government money market funds.

Net market appreciation of $362 billion was primarily driven by global equity market appreciation.

AUM decreased $50 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar against the Japanese yen.

Component Changes in AUM for the Twelve Months Ended September 30, 2023

The following table presents the component changes in AUM by client type and product type for the twelve months ended September 30, 2023.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2022	(outflows)	Acquisition(1)	change	impact(2)	2023	AUM(3)
Retail:
Equity	$342,647	$(1,842)	$—	$48,731	$6,494	$396,030	$392,563
Fixed income	294,977	(2,458)	—	1,958	5,755	300,232	304,392
Multi-asset	120,814	(2,924)	—	10,217	1,070	129,177	129,414
Alternatives	48,060	(7,115)	—	1,452	604	43,001	46,830
Retail subtotal	806,498	(14,339)	—	62,358	13,923	868,440	873,199
ETFs:
Equity	1,861,499	67,578	—	296,097	9,101	2,234,275	2,182,103
Fixed income	694,062	127,829	—	(8,698)	5,551	818,744	792,396
Multi-asset	7,273	(294)	—	707	30	7,716	7,871
Alternatives	58,576	(7,241)	—	6,236	103	57,674	61,199
ETFs subtotal	2,621,410	187,872	—	294,342	14,785	3,118,409	3,043,569
Institutional:
Active:
Equity	150,409	(10,044)	—	24,024	3,528	167,917	172,013
Fixed income	685,194	63,873	—	16,830	5,684	771,581	779,631
Multi-asset	502,787	91,187	—	41,619	11,400	646,993	607,567
Alternatives	148,895	10,607	2,177	3,032	2,060	166,771	158,372
Active subtotal	1,487,285	155,623	2,177	85,505	22,672	1,753,262	1,717,583
Index:
Equity	1,665,757	(71,550)	—	332,610	16,252	1,943,069	1,924,530
Fixed income	676,030	37,177	—	(46,732)	19,173	685,648	707,225
Multi-asset	6,571	(2,019)	—	419	15	4,986	6,336
Alternatives	3,703	(329)	—	(56)	12	3,330	3,343
Index subtotal	2,352,061	(36,721)	—	286,241	35,452	2,637,033	2,641,434
Institutional subtotal	3,839,346	118,902	2,177	371,746	58,124	4,390,295	4,359,017
Long-term	7,267,254	292,435	2,177	728,446	86,832	8,377,144	8,275,785
Cash management	694,119	14,337	—	7,321	7,904	723,681	686,105
Total	$7,961,373	$306,772	$2,177	$735,767	$94,736	$9,100,825	$8,961,890

(1)
Amounts include AUM attributable to the Kreos Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended September 30, 2023.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2022	(outflows)	Acquisition(1)	change	impact(2)	2023	AUM(3)
Active:
Equity	$359,587	$(21,978)	$—	$49,389	$6,692	$393,690	$404,531
Fixed income	960,932	56,585	—	18,981	10,207	1,046,705	1,061,118
Multi-asset	623,594	88,259	—	51,835	12,470	776,158	736,973
Alternatives	196,953	3,491	2,177	4,484	2,664	209,769	205,200
Active subtotal	2,141,066	126,357	2,177	124,689	32,033	2,426,322	2,407,822
Index and ETFs:
ETFs:
Equity	1,861,499	67,578	—	296,097	9,101	2,234,275	2,182,103
Fixed income	694,062	127,829	—	(8,698)	5,551	818,744	792,396
Multi-asset	7,273	(294)	—	707	30	7,716	7,871
Alternatives	58,576	(7,241)	—	6,236	103	57,674	61,199
ETFs subtotal	2,621,410	187,872	—	294,342	14,785	3,118,409	3,043,569
Non-ETF Index:
Equity	1,799,226	(61,458)	—	355,976	19,582	2,113,326	2,084,575
Fixed income	695,269	42,007	—	(46,925)	20,405	710,756	730,130
Multi-asset	6,578	(2,015)	—	420	15	4,998	6,344
Alternatives	3,705	(328)	—	(56)	12	3,333	3,345
Non-ETF Index subtotal	2,504,778	(21,794)	—	309,415	40,014	2,832,413	2,824,394
Index & ETFs subtotal	5,126,188	166,078	—	603,757	54,799	5,950,822	5,867,963
Long-term	7,267,254	292,435	2,177	728,446	86,832	8,377,144	8,275,785
Cash management	694,119	14,337	—	7,321	7,904	723,681	686,105
Total	$7,961,373	$306,772	$2,177	$735,767	$94,736	$9,100,825	$8,961,890

The following table presents the component changes in AUM by product type for the twelve months ended September 30, 2023.

	September 30,	Net inflows		Market	FX	September 30,	Average
(in millions)	2022	(outflows)	Acquisition(1)	change	impact(2)	2023	AUM(3)
Equity	$4,020,312	$(15,858)	$—	$701,462	$35,375	$4,741,291	$4,671,209
Fixed income	2,350,263	226,421	—	(36,642)	36,163	2,576,205	2,583,644
Multi-asset	637,445	85,950	—	52,962	12,515	788,872	751,188
Alternatives:
Illiquid alternatives	111,729	14,513	2,177	1,463	2,055	131,937	122,897
Liquid alternatives	81,418	(9,937)	—	3,021	637	75,139	79,092
Currency and commodities(4)	66,087	(8,654)	—	6,180	87	63,700	67,755
Alternatives subtotal	259,234	(4,078)	2,177	10,664	2,779	270,776	269,744
Long-term	7,267,254	292,435	2,177	728,446	86,832	8,377,144	8,275,785
Cash management	694,119	14,337	—	7,321	7,904	723,681	686,105
Total	$7,961,373	$306,772	$2,177	$735,767	$94,736	$9,100,825	$8,961,890

(1)
Amounts include AUM attributable to the Kreos Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)
Amounts include commodity ETFs.

AUM increased $1.1 trillion to $9.1 trillion at September 30, 2023 from $8.0 trillion at September 30, 2022, driven by net market appreciation, net inflows, and the positive impact of foreign exchange movements.

Long-term net inflows of $292 billion were comprised of net inflows of $188 billion and $119 billion from ETFs and institutional clients, respectively, partially offset by retail net outflows of $14 billion. Net flows in long-term products are described below.

•
ETFs net inflows of $188 billion were driven by net inflows into bond and core equity ETFs.
•
Institutional active net inflows of $156 billion were led by multi-asset and fixed income net inflows and included the impact of several significant outsourcing mandates.
•
Institutional index net outflows of $37 billion primarily reflected $72 billion of equity net outflows, partially offset by $37 billion of fixed income net inflows.
•
Retail net outflows of $14 billion were primarily driven by net outflows from liquid alternatives.

Cash management AUM increased to $724 billion due to net inflows into US government money market funds.

Net market appreciation of $736 billion was driven by global equity market appreciation.

AUM increased $95 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar largely against the British pound and euro, partially offset by the strengthening of the US dollar against the Japanese yen.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and nine months ended September 30, 2023 and 2022 are discussed below. For a further description of the Company’s revenue and expense, see the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 24, 2023 ("2022 Form 10-K.")

Revenue

The table below presents detail of revenue for the three and nine months ended September 30, 2023 and 2022 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$510	$503	$1,516	$1,669
ETFs	1,136	1,063	3,316	3,324
Non-ETF index	186	179	560	552
Equity subtotal	1,832	1,745	5,392	5,545
Fixed income:
Active	479	478	1,429	1,515
ETFs	315	276	919	839
Non-ETF index	93	91	268	311
Fixed income subtotal	887	845	2,616	2,665
Multi-asset	308	316	904	1,006
Alternatives:
Illiquid alternatives	231	184	638	547
Liquid alternatives	143	155	434	483
Currency and commodities(1)	46	51	141	169
Alternatives subtotal	420	390	1,213	1,199
Long-term	3,447	3,296	10,125	10,415
Cash management	234	235	669	637
Total investment advisory, administration fees and securities lending revenue	3,681	3,531	10,794	11,052
Investment advisory performance fees:
Equity	17	(2)	38	13
Fixed income	1	(3)	2	19
Multi-asset	5	2	23	14
Alternatives:
Illiquid alternatives	24	79	124	181
Liquid alternatives	23	6	56	59
Alternatives subtotal	47	85	180	240
Total investment advisory performance fees	70	82	243	286
Technology services revenue	407	338	1,106	1,011
Distribution fees	321	325	959	1,067
Advisory and other revenue:
Advisory	21	8	66	39
Other	22	27	60	81
Total advisory and other revenue	43	35	126	120
Total revenue	$4,522	$4,311	$13,228	$13,536

(1)
Amounts include commodity ETFs.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)		Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(2)
	2023	2022	2023	2022	2023	2022	2023	2022
Equity:
Active	14%	14%	4%	5%	14%	14%	4%	5%
ETFs	32%	30%	24%	25%	31%	30%	25%	24%
Non-ETF index	5%	5%	24%	23%	5%	5%	23%	24%
Equity subtotal	51%	49%	52%	53%	50%	49%	52%	53%
Fixed income:
Active	12%	14%	11%	11%	13%	14%	12%	11%
ETFs	9%	8%	9%	8%	9%	7%	9%	8%
Non-ETF index	3%	3%	8%	9%	2%	3%	8%	9%
Fixed income subtotal	24%	25%	28%	28%	24%	24%	29%	28%
Multi-asset	8%	9%	9%	8%	8%	9%	9%	8%
Alternatives:
Illiquid alternatives	6%	5%	1%	1%	6%	5%	1%	1%
Liquid alternatives	4%	4%	1%	1%	4%	4%	1%	1%
Currency and commodities(3)	1%	1%	1%	1%	2%	3%	1%	1%
Alternatives subtotal	11%	10%	3%	3%	12%	12%	3%	3%
Long-term	94%	93%	92%	92%	94%	94%	93%	92%
Cash management	6%	7%	8%	8%	6%	6%	7%	8%
Total AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing ten months.
(3)
Amounts include commodity ETFs.

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Revenue increased $211 million, or 5%, from the three months ended September 30, 2022, primarily driven by higher base fees due to the impact of organic growth and market movements over the past twelve months on average AUM and higher technology service revenue.

Investment advisory, administration fees and securities lending revenue of $3.7 billion increased $150 million from $3.5 billion for the three months ended September 30, 2022, primarily driven by organic base fee growth and the impact of market and foreign exchange movements over the past twelve months on average AUM. Securities lending revenue of $167 million increased from $162 million for the three months ended September 30, 2022.

Investment advisory performance fees of $70 million decreased $12 million from $82 million for the three months ended September 30, 2022, primarily reflecting lower revenue from illiquid alternative products, partially offset by higher revenue from long-only and liquid alternative products.

Technology services revenue of $407 million increased $69 million from $338 million for the three months ended September 30, 2022, driven by sustained demand for our technology offerings. Current quarter technology services revenue also benefited from the impact of several large client renewals of eFront on-premise licenses, for which a majority of the revenue is recognized at the time of renewal.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

Revenue decreased $308 million, or 2%, from the nine months ended September 30, 2022, primarily driven by the impact of lower markets on average AUM and lower performance fees, partially offset by higher technology services revenue.

Investment advisory, administration fees and securities lending revenue of $10.8 billion decreased $258 million from $11.1 billion for the nine months ended September 30, 2022, primarily driven by the negative impact of market beta on average AUM, partially offset by higher securities lending revenue. Securities lending revenue of $518 million increased from $460 million for the nine months ended September 30, 2022, primarily reflecting higher spreads.

Investment advisory performance fees of $243 million decreased $43 million from $286 million for the nine months ended September 30, 2022, primarily reflecting lower revenue from illiquid alternative and long-only fixed income products, partially offset by higher revenue from long-only equity products.

Technology services revenue of $1.1 billion increased $95 million from $1.0 billion for the nine months ended September 30, 2022, reflecting sustained demand for our technology offerings but also the impact of fixed income market movements over the last twelve months on positions on the Aladdin platform. Current period technology services revenue also benefited from the impact of several large client renewals of eFront on-premise licenses, for which a majority of the revenue is recognized at the time of renewal.

Expense

The following table presents expense for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Expense
Employee compensation and benefits	$1,420	$1,339	$4,276	$4,251
Distribution and servicing costs	526	536	1,549	1,682
Direct fund expense	354	318	1,013	951
General and administration expense:
Marketing and promotional	82	95	244	231
Occupancy and office related	103	99	313	304
Portfolio services	65	73	202	209
Sub-advisory	20	21	59	63
Technology	145	156	421	449
Professional services	51	47	128	129
Communications	12	11	36	32
Foreign exchange remeasurement	(3)	3	(2)	2
Contingent consideration fair value adjustments	—	1	1	2
Other general and administration	71	48	185	159
Total general and administration expense	546	554	1,587	1,580
Amortization of intangible assets	39	38	113	114
Total expense	$2,885	$2,785	$8,538	$8,578

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Expense increased $100 million, or 4%, from the three months ended September 30, 2022, reflecting higher employee compensation and benefits expense and direct fund expense.

Employee compensation and benefits expense increased $81 million from the three months ended September 30, 2022, reflecting higher base compensation, driven primarily by base salary increases, and higher incentive compensation primarily as a result of higher operating income.

Direct fund expense increased $36 million from the three months ended September 30, 2022, primarily reflecting higher average index AUM.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

Expense decreased $40 million from the nine months ended September 30, 2022, reflecting lower distribution and servicing costs due to lower average AUM, partially offset by higher direct fund expense and employee compensation and benefits expense.

Employee compensation and benefits expense increased $25 million from the nine months ended September 30, 2022, primarily resulting from higher base compensation, driven primarily by base salary increases, partially offset by lower incentive compensation, largely driven by lower operating income.

Direct fund expense increased $62 million from the nine months ended September 30, 2022, primarily reflecting higher average index AUM.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Nonoperating income (expense), GAAP basis	$171	$165	$538	$(320)
Less: Net income (loss) attributable to NCI	(9)	(45)	60	(232)
Nonoperating income (expense), net of NCI	180	210	478	(88)
Less: Hedge gain (loss) on deferred cash compensation plans(1)	(4)	—	29	—
Nonoperating income (expense), net of NCI, as adjusted(2)	$184	$210	$449	$(88)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Net gain (loss) on investments, net of NCI
Private equity	$91	$20	$281	$22
Real assets	3	9	11	23
Other alternatives(3)	22	1	32	—
Other investments(4)	46	(58)	51	(245)
Hedge gain (loss) on deferred cash compensation plans(1)	(4)	—	29	—
Subtotal	158	(28)	404	(200)
Other gains (losses)(5)	(35)	247	(30)	190
Total net gain (loss) on investments, net of NCI	123	219	374	(10)
Interest and dividend income	139	41	314	80
Interest expense	(82)	(50)	(210)	(158)
Net interest income (expense)	57	(9)	104	(78)
Nonoperating income (expense), net of NCI	180	210	478	(88)
Less: Hedge gain (loss) on deferred cash compensation plans(1)	(4)	—	29	—
Nonoperating income (expense), net of NCI, as adjusted(2)	$184	$210	$449	$(88)

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
(4)
Amounts primarily include net gains (losses) related to BlackRock's seed investment portfolio, net of impact of certain hedges.
(5)
The amounts for the three and nine months ended September 30, 2022, primarily include nonoperating noncash pre-tax gains in connection with strategic minority investment in iCapital Network, Inc. of approximately $267 million. Additional amounts include noncash pre-tax gains (losses) related to the revaluation of certain other minority investments

Income Tax Expense

	GAAP				As Adjusted
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Operating income(1)	$1,637	$1,526	$4,690	$4,958	$1,691	$1,585	$4,877	$5,134
Total nonoperating income (expense)(1)(2)	$180	$210	$478	$(88)	$184	$210	$449	$(88)
Income before income taxes(2)	$1,817	$1,736	$5,168	$4,870	$1,875	$1,795	$5,326	$5,046
Income tax expense	$213	$330	$1,041	$951	$233	$344	$1,085	$1,011
Effective tax rate	11.7%	19.0%	20.1%	19.5%	12.4%	19.2%	20.4%	20.0%

(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI.

2023. Income tax expense for the three months ended September 30, 2023 included approximately $223 million of discrete tax benefits related to the resolution of certain outstanding tax matters.

Income tax expense for the nine months ended September 30, 2023 included approximately $185 million of discrete tax net benefits related to the resolution of certain outstanding tax matters and $41 million of discrete tax benefits related to stock-based compensation awards that vested in 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law, which became effective January 1, 2023 and introduced new provisions including a corporate book minimum tax and an excise tax on net stock repurchases. The provisions within the IRA did not have a material impact on BlackRock's condensed consolidated financial statements.

2022. Income tax expense for the three months ended September 30, 2022 included approximately $93 million of discrete tax benefits related to the resolution of certain outstanding tax matters. Income tax expense for the nine months ended September 30, 2022 included $139 million of discrete tax benefits related to the resolution of certain tax matters and $87 million of discrete tax benefits related to stock-based compensation awards that vested in 2022. In addition, GAAP income tax expense for the nine months ended September 30, 2022 included $18 million of net noncash tax benefit related to the revaluation of certain deferred income tax liabilities.

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

	September 30, 2023
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$7,316	$—	$322	$6,994
Accounts receivable	3,886	—	—	3,886
Investments	9,835	—	2,101	7,734
Separate account assets and collateral held under securities lending agreements	56,346	56,346	—	—
Operating lease right-of-use assets	1,429	—	—	1,429
Other assets(3)	5,966	—	155	5,811
Subtotal	84,778	56,346	2,578	25,854
Goodwill and intangible assets, net	33,807	—	—	33,807
Total assets	$118,585	$56,346	$2,578	$59,661
Liabilities
Accrued compensation and benefits	$1,796	$—	$—	$1,796
Accounts payable and accrued liabilities	1,217	—	—	1,217
Borrowings	7,884	—	—	7,884
Separate account liabilities and collateral liabilities under securities lending agreements	56,346	56,346	—	—
Deferred income tax liabilities(4)	3,448	—	—	3,448
Operating lease liabilities	1,780	—	—	1,780
Other liabilities	5,483	—	621	4,862
Total liabilities	77,954	56,346	621	20,987
Equity
Total BlackRock, Inc. stockholders’ equity	38,627	—	—	38,627
Noncontrolling interests	2,004	—	1,957	47
Total equity	40,631	—	1,957	38,674
Total liabilities and equity	$118,585	$56,346	$2,578	$59,661

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

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of September 30, 2023 and December 31, 2022 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at September 30, 2023 included $322 million of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the nine months ended September 30, 2023). Accounts receivable at September 30, 2023 increased $622 million from December 31, 2022, primarily due to higher base fee and technology services receivables. Investments at September 30, 2023 increased $2.4 billion from December 31, 2022 (for more information see Investments herein). Goodwill and intangible assets at September 30, 2023 increased $164 million from December 31, 2022, primarily due to the Kreos Transaction, partially offset by the amortization of intangible assets. Other assets at September 30, 2023 increased $1.5 billion from December 31, 2022, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities), partially offset by a decrease in due from related parties.

Liabilities. Accrued compensation and benefits at September 30, 2023 decreased $476 million from December 31, 2022, primarily due to 2022 incentive compensation cash payments in the first quarter of 2023, partially offset by 2023 incentive compensation accruals. Other liabilities at September 30, 2023 increased $1.9 billion from December 31, 2022, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets) and an increase in the deferred carried interest liability. Net deferred income tax liabilities at September 30, 2023 increased $67 million from December 31, 2022, primarily due to the effects of temporary differences associated with stock-based compensation and the Kreos Transaction.

Investments

The Company’s investments were $9.8 billion and $7.5 billion at September 30, 2023 and December 31, 2022, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	September 30,	December 31,
(in millions)	2023	2022
Investments, GAAP	$9,835	$7,466
Investments held by CIPs	(6,349)	(4,669)
Net interest in CIPs(1)	4,248	3,622
Investments, as adjusted	7,734	6,419
Investments related to deferred cash compensation plans	(252)	—
Hedged exposures	(1,578)	(1,461)
Federal Reserve Bank stock	(92)	(91)
Carried interest	(1,945)	(1,550)
Total “economic” investment exposure(2)	$3,867	$3,317

(1)
Amounts included $1.9 billion and $1.5 billion of carried interest (VIEs) as of September 30, 2023 and December 31, 2022, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts do not include investments in strategic minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(in millions)	2023	2022
Equity/Fixed income/Multi-asset(1)	$2,776	$2,423
Alternatives:
Private equity	1,429	1,207
Real assets	467	368
Other alternatives(2)	773	780
Alternatives subtotal	2,669	2,355
Hedged exposures	(1,578)	(1,461)
Total “economic” investment exposure	$3,867	$3,317

(1)
Amounts include seed investments in equity, fixed-income, and multi-asset mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in credit funds, direct hedge fund strategies, and hedge fund solutions.

As adjusted investment activity for the nine months ended September 30, 2023 was as follows:

(in millions)	Nine Months Ended September 30, 2023
Investments, as adjusted, beginning balance	$6,419
Purchases/capital contributions	1,142
Sales/maturities	(542)
Distributions(1)	(68)
Market appreciation(depreciation)/earnings from equity method investments	392
Carried interest capital allocations/(distributions)	395
Other(2)	(4)
Investments, as adjusted, ending balance	$7,734

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2022	$7,433	$265	$7,168
Net cash provided by/(used in) operating activities	2,167	(958)	3,125
Net cash provided by/(used in) investing activities	(773)	21	(794)
Net cash provided by/(used in) financing activities	(1,489)	994	(2,483)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	—	(5)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(100)	57	(157)
Cash, cash equivalents and restricted cash, September 30, 2023	$7,333	$322	$7,011

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

Cash flows used in investing activities, excluding the impact of CIPs, for the nine months ended September 30, 2023 were $794 million and primarily reflected $411 million of net investment purchases, $220 million of purchases of property and equipment, and $189 million related to the Kreos Transaction.

Cash flows used in financing activities, excluding the impact of CIPs, for the nine months ended September 30, 2023 were $2.5 billion, primarily resulting from $2.3 billion of cash dividend payments, and $1.5 billion of share repurchases, including $1.1 billion in open market transactions and $0.4 billion of employee tax withholdings related to employee stock transactions, partially offset by $1.2 billion of proceeds from long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$7,316	$7,416
Cash and cash equivalents held by CIPs(1)	(322)	(265)
Subtotal(2)	6,994	7,151
Credit facility – undrawn	5,000	4,700
Total liquidity resources	$11,994	$11,851

(1)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(2)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 55% and 50% at both September 30, 2023 and December 31, 2022, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

Total liquidity resources increased $143 million during the nine months ended September 30, 2023, primarily reflecting cash flows from other operating activities, $1.2 billion of proceeds from long-term borrowings and a $300 million increase in the aggregate commitment amount under the credit facility, partially offset by cash dividend payments of $2.3 billion, share repurchases of $1.5 billion and $189 million related to the Kreos Transaction.

A significant portion of the Company’s $7.7 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. In January 2023, the Company announced that the Board of Directors authorized the repurchase of an additional seven million shares under the Company's existing share repurchase program for a total of up to approximately 7.9 million shares of BlackRock common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

During the nine months ended September 30, 2023, the Company repurchased 1.6 million common shares under the Company’s existing share repurchase program for approximately $1.1 billion. At September 30, 2023, there were approximately 6.3 million shares still authorized to be repurchased under the program.

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

At September 30, 2023 and December 31, 2022, the Company was required to maintain approximately $1.8 billion and $2.2 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2023 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2023 credit facility”). In March 2023, the 2023 credit facility was amended to, among other things, (1) increase the aggregate commitment amount by $300 million to $5 billion, (2) extend the maturity date to March 2028 and (3) change the secured overnight financing rate (“SOFR”) adjustment to 10 bps per annum for all SOFR-based borrowings. The 2023 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2023 credit facility to an aggregate principal amount of up to $6 billion. The 2023 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at September 30, 2023. At September 30, 2023, the Company had no amount outstanding under the 2023 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2023 credit facility. At September 30, 2023, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

At September 30, 2023, the principal amount of long-term notes outstanding was $7.9 billion. See Note 15, Borrowings, in the 2022 Form 10-K for more information on overall borrowings outstanding as of December 31, 2022.

During the nine months ended September 30, 2023, the Company paid approximately $140 million of interest on long-term notes. Future principal repayments and interest requirements at September 30, 2023 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2023	$—	$58	$58
2024	1,000	210	1,210
2025(1)	741	193	934
2026	—	183	183
2027	700	172	872
2028	—	161	161
Thereafter	5,500	452	5,952
Total	$7,941	$1,429	$9,370

(1)
The amounts related to the 2025 Notes are calculated using the EUR/USD foreign exchange rate as of September 30, 2023.

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

Commitments and Contingencies

Investment Commitments. At September 30, 2023, the Company had $774 million of various capital commitments to fund sponsored investment products, including CIPs. These products include various illiquid alternative products, including private equity funds and real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

Consolidation. The Company consolidates entities in which the Company has a controlling financial interest. The company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities’ economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as on-going redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of September 30, 2023, the Company was deemed to be the PB of 109 VIEs. See Note 5, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

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

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition. The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At September 30, 2023 and December 31, 2022, the Company had $1.9 billion and $1.4 billion, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees and other third parties. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 15, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and nine months ended September 30, 2023 and 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At September 30, 2023, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred cash compensation plans or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures to hedge market and interest rate exposure with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding futures related to its seed capital hedging program with an aggregate notional value of approximately $1.6 billion and $1.5 billion at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023, approximately $6.3 billion of BlackRock’s investments were maintained in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred cash compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $3.9 billion. See Statement of Financial Condition Overview-Investments in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk. At September 30, 2023, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1.6 billion of the Company’s total economic investment exposure. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical 10% adverse change in market prices would result in a decrease of approximately $160 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At September 30, 2023, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $2.3 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $60 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily the British pound and euro, was approximately $1.1 billion at September 30, 2023. A 10% adverse change in the applicable foreign exchange rates would result in approximately a $111 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At September 30, 2023, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.4 billion, with expiration dates in October 2023. In addition, the Company entered into futures to hedge economically the exposure to market movements on certain deferred cash compensation plans. At September 30, 2023, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $182 million, with expiration dates during the fourth quarter of 2023.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the three months ended September 30, 2023, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2023 through July 31, 2023	165,353	$739.65	154,138	6,672,170
August 1, 2023 through August 31, 2023	353,007	$691.60	346,762	6,325,408
September 1, 2023 through September 30, 2023	34,448	$702.46	29,677	6,295,731
Total	552,808	$706.65	530,577

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

Item 6. Exhibits

Exhibit No.	Description

3.1(1)	Amended and Restated Bylaws of BlackRock

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Incorporated by reference to BlackRock's Current Report on Form 8-K filed on September 15, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Martin S. Small
Date: November 6, 2023		Martin S. Small
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)