Form 10-K
period 2023-12-31
BlackRock Inc.
filed 2024-02-23
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of June 30, 2023 was approximately $102 billion.

As of January 31, 2024, there were 148,942,491 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein:

Portions of the definitive Proxy Statement of BlackRock, Inc. to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2024 annual meeting of stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

BlackRock, Inc.

Part I

Item 1. Business

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $10.0 trillion of assets under management (“AUM”) at December 31, 2023. With approximately 19,800 employees in more than 30 countries who serve clients in over 100 countries across the globe, BlackRock provides a broad range of investment management and technology services to institutional and retail clients worldwide.

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
•
the Company’s global reach and commitment to best practices around the world, with approximately 55% of employees outside the United States (“US”) serving clients locally and supporting local investment capabilities. Approximately 40% of total AUM is managed for clients domiciled outside the US;
•
the Company’s differentiated client relationships and fiduciary focus, which enable effective positioning toward changing client needs and industry trends including the secular shift to ETFs; growing allocations to private markets, such as infrastructure and private credit; increasing demand for outsourcing and whole portfolio solutions using index, active and illiquid alternatives products; anticipated re-allocations to fixed income; demand for high-performing active strategies; interest in sustainable investment strategies; and a continued focus on income and retirement; and
•
the Company’s longstanding commitment to innovation, technology services and the continued development of, and increased interest in, BlackRock technology products and solutions, including Aladdin, Aladdin Wealth, eFront, and Cachematrix. This commitment is further extended by minority investments in financial technology and digital distribution providers, data and whole portfolio capabilities including Upvest, Avaloq, Human Interest, Circle, SpiderRock Advisors, Clarity AI, Envestnet, Acorns, Scalable Capital and iCapital.

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

Financial Highlights

(in millions, except per share data)
GAAP:	2023	2022	2021	2020	2019
Total revenue	$17,859	$17,873	$19,374	$16,205	$14,539
Operating income	$6,275	$6,385	$7,450	$5,695	$5,551
Operating margin	35.1%	35.7%	38.5%	35.1%	38.2%
Nonoperating income (expense)(1)	$706	$89	$419	$475	$186
Net income attributable to BlackRock, Inc.	$5,502	$5,178	$5,901	$4,932	$4,476
Diluted earnings per common share	$36.51	$33.97	$38.22	$31.85	$28.43

(in millions, except per share data)
As adjusted(2):	2023	2022	2021	2020	2019
Operating income	$6,593	$6,711	$7,747	$6,433	$5,784
Operating margin	41.7%	42.8%	46.8%	46.0%	45.5%
Nonoperating income (expense)(1)	$648	$89	$419	$353	$186
Net income attributable to BlackRock, Inc.	$5,692	$5,391	$6,254	$5,352	$4,664
Diluted earnings per common share	$37.77	$35.36	$40.51	$34.57	$29.62
(1)
Net of net income (loss) attributable to noncontrolling interests (redeemable and nonredeemable).
(2)
BlackRock reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures.

Beginning in the first quarter of 2022, BlackRock updated the definitions of operating income, as adjusted, operating margin, as adjusted, and net income attributable to BlackRock, Inc., as adjusted, to include new adjustments. Such measures have been recast for all prior periods to reflect the inclusion of such new adjustments. In addition, beginning in the first quarter of 2023, BlackRock updated the definitions of its non-GAAP financial measures to exclude the impact of market valuation changes on certain deferred cash compensation plans which the Company began economically hedging in 2023. For further information on non-GAAP financial measures and for as adjusted items for 2023 and 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures. For further information on non-GAAP financial measures and for as adjusted items for 2021, 2020 and 2019, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures, of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Assets Under Management

The Company’s AUM by product type for the years 2019 through 2023 is presented below.

	December 31,
(in millions)	2023	2022	2021	2020	2019	5-Year CAGR(1)
Equity	$5,293,344	$4,435,354	$5,342,360	$4,419,806	$3,820,329	12%
Fixed income	2,804,026	2,536,823	2,822,041	2,674,488	2,315,392	8%
Multi-asset	870,804	684,904	816,494	658,733	568,121	14%
Alternatives	275,984	266,210	264,881	235,042	178,072	14%
Long-term	9,244,158	7,923,291	9,245,776	7,988,069	6,881,914	11%
Cash management	764,837	671,194	755,057	666,252	545,949	11%
Advisory	—	—	9,310	22,359	1,770	—
Total	$10,008,995	$8,594,485	$10,010,143	$8,676,680	$7,429,633	11%
(1)
Percentage represents compound annual growth rate (“CAGR”) over a five-year period (December 31, 2018 – December 31, 2023).

Component changes in AUM by product type for the five years ended December 31, 2023 are presented below.

(in millions)	December 31, 2018	Net inflows (outflows)	Acquisitions(1)	Market change	FX impact	December 31, 2023
Equity	$3,035,825	$272,642	$41,324	$2,015,984	$(72,431)	$5,293,344
Fixed income	1,884,417	1,044,744	—	(68,551)	(56,584)	2,804,026
Multi-asset	461,884	243,942	—	178,501	(13,523)	870,804
Alternatives	143,358	93,248	2,177	37,779	(578)	275,984
Long-term	5,525,484	1,654,576	43,501	2,163,713	(143,116)	9,244,158
Cash management	448,565	302,338	—	11,654	2,280	764,837
Advisory	1,769	(2,421)	—	618	34	—
Total	$5,975,818	$1,954,493	$43,501	$2,175,985	$(140,802)	$10,008,995
(1)
Amounts include the following: (a) net AUM from the acquisition of Aperio Group, LLC (“Aperio Transaction”) in February 2021, and (b) net AUM from the acquisition of Kreos Capital in August 2023 (the “Kreos Transaction”).

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

At December 31, 2023, total AUM was $10.0 trillion, representing a CAGR of 11% over the last five years. AUM growth during the period was achieved through the combination of net market valuation gains, net inflows and acquisitions, including the net AUM impact from the Aperio Transaction, which added $41.3 billion of AUM in February 2021, and the Kreos Transaction, which added $2.2 billion of AUM in August 2023. Our AUM mix encompasses a broadly diversified product range, as described below.

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

AUM by investment style and client type at December 31, 2023 is presented below.

(in millions)	Retail	ETFs	Institutional	Total
Active	$708,510	$—	$1,912,668	$2,621,178
Non-ETF Index	221,187	—	2,902,494	3,123,681
ETFs	—	3,499,299	—	3,499,299
Long-term	929,697	3,499,299	4,815,162	9,244,158
Cash management	9,142	—	755,695	764,837
Total	$938,839	$3,499,299	$5,570,857	$10,008,995

Retail

BlackRock serves retail investors globally through a wide array of products across the investment spectrum, including separate accounts, open-end and closed-end funds, unit trusts and private investment funds. Retail investors are served principally through intermediaries, including broker-dealers, banks, trust companies, insurance companies and independent financial advisors. Technology solutions, digital distribution tools and a shift toward portfolio construction are increasing the number of financial advisors and end-retail investors using BlackRock products.

Retail represented 10% of long-term AUM at December 31, 2023 and 31% of long-term investment advisory and administration fees (collectively “base fees”) and securities lending revenue for 2023.

ETFs have a significant retail component but are shown separately below. With the exclusion of ETFs, the majority of retail AUM is comprised of active mutual funds. In the aggregate, active and index mutual funds totaled $705 billion, or approximately 75%, of retail long-term AUM at year-end, with the remainder invested in private investment funds and separately managed accounts. Approximately 75% of retail long-term AUM is invested in active products.

Component changes in retail long-term AUM for 2023 are presented below.

(in millions)	December 31, 2022	Net inflows (outflows)	Market change	FX impact	December 31, 2023
Equity	$370,612	$2,810	$58,248	$4,064	$435,734
Fixed income	299,114	(2,471)	11,821	4,335	312,799
Multi-asset	125,168	(236)	14,022	583	139,537
Alternatives	48,581	(8,576)	1,286	336	41,627
Total	$843,475	$(8,473)	$85,377	$9,318	$929,697

The retail client base is diversified geographically, with 69% of long-term AUM managed for investors based in the Americas, 26% in EMEA and 5% in Asia-Pacific at year-end 2023.

•
US retail long-term net outflows of $5 billion were driven by outflows from alternatives, fixed income and multi-asset of $6 billion, $2 billion and $1 billion, respectively, partially offset by equity net inflows of $5 billion. Alternatives and fixed income net outflows were primarily from rising-rate-sensitive strategies, including event driven, multi-strategy credit and unconstrained bond funds. Multi-asset net outflows were driven by world allocation and multi-asset income strategies. Equity net inflows of $5 billion reflected flows in Aperio, BlackRock’s customized index equity solution.
•
International retail long-term net outflows of $4 billion were driven by alternatives and equity net outflows of $2 billion each, primarily due to redemptions from event driven and unconstrained strategies.

ETFs

BlackRock is the leading ETF provider in the world with $3.5 trillion of AUM as of December 31, 2023. BlackRock generated ETF net inflows of $186 billion in 2023. The majority of ETF AUM and net inflows represent the Company’s index-tracking iShares-branded ETFs. The Company also offers active BlackRock-branded ETFs that seek outperformance and/or differentiated outcomes and certain iShares-branded ETFs that seek defined outcomes.

Fixed income ETF net inflows of $112 billion were diversified across exposures, led by flows into treasury, core and corporate credit ETFs. Equity ETF net inflows of $81 billion were driven by flows into core ETFs, as well as continued client use of BlackRock’s broad-based precision exposure ETFs to express risk preferences and make tactical allocation changes during the year. Alternative ETFs had net outflows of $6 billion, primarily driven by commodities funds.

ETFs represented 38% of long-term AUM at December 31, 2023 and 43% of long-term base fees and securities lending revenue for 2023.

Component changes in ETFs AUM for 2023 are presented below.

(in millions)	December 31, 2022	Net inflows (outflows)	Market change	FX impact	December 31, 2023
Equity	$2,081,742	$81,223	$362,885	$6,781	$2,532,631
Fixed income	758,093	111,956	24,544	3,810	898,403
Multi-asset	8,875	(746)	949	62	9,140
Alternatives(1)	60,900	(6,491)	4,626	90	59,125
Total	$2,909,610	$185,942	$393,004	$10,743	$3,499,299
(1)
Amounts include commodity ETFs.

BlackRock’s ETF product range offers investors a precise, transparent and efficient way to gain exposure to a full range of asset classes and global markets that have been difficult for many investors to access, as well as the liquidity required to make adjustments to their exposures quickly and cost-efficiently.

•
US ETF* AUM ended 2023 at $2.6 trillion with $103 billion of net inflows, led by net inflows into fixed income and core equity ETFs and partially offset by outflows from precision exposure ETFs.
•
International ETF* AUM ended 2023 at $945 billion with $83 billion of net inflows, diversified across product categories, and led by net inflows into fixed income, core equity and sustainable ETFs.

* Regional ETF amounts based on jurisdiction of product, not underlying client.

Institutional

BlackRock serves institutional investors on six continents in sub-categories including: pensions, endowments and foundations, official institutions, and financial institutions; institutional AUM is diversified across product and region.

Component changes in institutional long-term AUM for 2023 are presented below.

(in millions)	December 31, 2022	Net inflows (outflows)	Acquisition(1)	Market change	FX impact	December 31, 2023
Active:
Equity	$168,734	$(13,301)	$—	$29,088	$2,167	$186,688
Fixed income	774,955	4,714	—	53,538	3,616	836,823
Multi-asset	544,469	85,665	—	79,644	7,404	717,182
Alternatives	153,433	10,028	2,177	4,925	1,417	171,980
Active subtotal	1,641,591	87,106	2,177	167,195	14,604	1,912,673
Index:
Equity	1,814,266	(82,222)	—	401,047	5,200	2,138,291
Fixed income	704,661	28,888	—	17,774	4,678	756,001
Multi-asset	6,392	(1,896)	—	559	(110)	4,945
Alternatives	3,296	105	—	(138)	(11)	3,252
Index subtotal	2,528,615	(55,125)	—	419,242	9,757	2,902,489
Total	$4,170,206	$31,981	$2,177	$586,437	$24,361	$4,815,162
(1)
Amounts include AUM attributable to the Kreos Transaction.

Institutional active AUM ended 2023 at $1.9 trillion, reflecting $87 billion of net inflows, driven by the funding of several significant outsourcing mandates and continued growth in our LifePath® target-date and private markets platforms.

Multi-asset net inflows of $86 billion reflected continued growth from significant pension outsourcing mandates and LifePath target-date offerings. Fixed income net inflows of $5 billion similarly reflected the funding of insurance outsourcing mandates. Equity net outflows of $13 billion were primarily from quantitative equity strategies.

Alternatives net inflows of $10 billion were led by infrastructure, private credit and private equity. Excluding return of capital and investment of $7 billion, alternatives net inflows were $17 billion. At year-end, BlackRock had approximately $32 billion of non-fee paying, unfunded, uninvested commitments to deploy for institutional clients, which is not included in AUM.

Institutional active represented 21% of long-term AUM and 19% of long-term base fees and securities lending revenue for 2023.

Institutional index AUM totaled $2.9 trillion at December 31, 2023, reflecting $55 billion of net outflows, driven by equities.

Institutional index represented 31% of long-term AUM and 7% of long-term base fees and securities lending revenue for 2023.

The Company’s institutional clients consist of the following:

•
Pensions, Foundations and Endowments BlackRock is among the world’s largest managers of pension plan assets with $3.0 trillion, or 63%, of long-term institutional AUM managed for defined benefit, defined contribution and other pension plans for corporations, governments and unions at December 31, 2023. The market landscape continues to shift from defined benefit to defined contribution, and our defined contribution channel represented $1.5 trillion of total pension AUM. BlackRock remains well positioned for the on-going evolution of the defined contribution market and demand for outcome-oriented investments. An additional $83 billion, or 2%, of long-term institutional AUM was managed for other tax-exempt investors, including charities, foundations and endowments.
•
Official Institutions BlackRock managed $272 billion, or 6%, of long-term institutional AUM for official institutions, including central banks, sovereign wealth funds, supranationals, multilateral entities and government ministries and agencies at year-end 2023. These clients often require specialized investment advice, the use of customized benchmarks and training support.
•
Financial and Other Institutions BlackRock is a top independent manager of assets for insurance companies, which accounted for $650 billion, or 13%, of long-term institutional AUM at year-end 2023. Assets managed for other taxable institutions, including corporations, banks and third-party fund sponsors for which the Company provides sub-advisory services, totaled $773 billion, or 16%, of long-term institutional AUM at year-end.

Client Type and Product Type

Component changes in AUM by client type and product type for 2023 are presented below.

(in millions)	December 31, 2022	Net inflows (outflows)	Acquisition(1)	Market change	FX impact	December 31, 2023
Retail:
Equity	$370,612	$2,810	$—	$58,248	$4,064	$435,734
Fixed income	299,114	(2,471)	—	11,821	4,335	312,799
Multi-asset	125,168	(236)	—	14,022	583	139,537
Alternatives	48,581	(8,576)	—	1,286	336	41,627
Retail subtotal	843,475	(8,473)	—	85,377	9,318	929,697
ETFs:
Equity	2,081,742	81,223	—	362,885	6,781	2,532,631
Fixed income	758,093	111,956	—	24,544	3,810	898,403
Multi-asset	8,875	(746)	—	949	62	9,140
Alternatives	60,900	(6,491)	—	4,626	90	59,125
ETFs subtotal	2,909,610	185,942	—	393,004	10,743	3,499,299
Institutional:
Active:
Equity	168,734	(13,301)	—	29,088	2,167	186,688
Fixed income	774,955	4,714	—	53,538	3,616	836,823
Multi-asset	544,469	85,665	—	79,644	7,404	717,182
Alternatives	153,433	10,028	2,177	4,925	1,417	171,980
Active subtotal	1,641,591	87,106	2,177	167,195	14,604	1,912,673
Index:
Equity	1,814,266	(82,222)	—	401,047	5,200	2,138,291
Fixed income	704,661	28,888	—	17,774	4,678	756,001
Multi-asset	6,392	(1,896)	—	559	(110)	4,945
Alternatives	3,296	105	—	(138)	(11)	3,252
Index subtotal	2,528,615	(55,125)	—	419,242	9,757	2,902,489
Institutional subtotal	4,170,206	31,981	2,177	586,437	24,361	4,815,162
Long-term	7,923,291	209,450	2,177	1,064,818	44,422	9,244,158
Cash management	671,194	79,245	—	8,732	5,666	764,837
Total	$8,594,485	$288,695	$2,177	$1,073,550	$50,088	$10,008,995
(1)
Amounts include AUM attributable to the Kreos Transaction.

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

Equity

Year-end 2023 equity AUM totaled $5.3 trillion, reflecting net outflows of $11 billion. Net outflows included $27 billion and $66 billion out of active and non-ETF index, respectively, partially offset by ETF net inflows of $81 billion.

BlackRock’s effective fee rates fluctuate due to changes in AUM mix. Approximately half of BlackRock’s equity AUM is tied to international market strategies, including emerging markets, which tend to have higher fee rates than US equity strategies. Accordingly, fluctuations in international equity markets, which may not consistently move in tandem with US markets, have a greater impact on BlackRock’s equity revenues and effective fee rate.

Equity represented 58% of long-term AUM and 53% of long-term base fees and securities lending revenue for 2023.

Fixed Income

Fixed income AUM ended 2023 at $2.8 trillion, reflecting net inflows of $143 billion. Net inflows included $112 billion and $32 billion into ETFs and non-ETF index, respectively, partially offset by $1 billion of net outflows from active. Fixed income ETF net inflows of $112 billion reflected the benefit of our diverse product offering and included strong flows into treasury, core and corporate credit ETFs.

Fixed income represented 30% of long-term AUM and 26% of long-term base fees and securities lending revenue for 2023.

Multi-Asset

BlackRock manages a variety of multi-asset funds and bespoke mandates for a diversified client base that leverages our broad investment expertise in global equities, bonds, and alternatives, and our extensive risk management capabilities. Investment solutions may include a combination of long-only portfolios and alternative investments as well as tactical asset allocation overlays.

Multi-asset represented 9% of long-term AUM and 9% of long-term base fees and securities lending revenue for 2023.

Component changes in multi-asset AUM for 2023 are presented below.

(in millions)	December 31, 2022	Net inflows (outflows)	Market change	FX impact	December 31, 2023
Target date/risk	$370,840	$49,279	$67,091	$1,926	$489,136
Asset allocation and balanced	201,172	23,059	20,300	1,596	246,127
Fiduciary	112,892	10,449	7,783	4,417	135,541
Total	$684,904	$82,787	$95,174	$7,939	$870,804

Multi-asset net inflows reflected ongoing institutional demand for our solutions-based advice with $84 billion of net inflows coming from institutional clients, including the funding of several significant outsourcing mandates. Defined contribution plans remained a significant driver of flows and contributed $30 billion to institutional multi-asset net inflows in 2023, primarily into target date and target risk product offerings.

The Company’s multi-asset strategies include the following:

•
Target date and target risk strategies generated net inflows of $49 billion. Institutional investors represented 90% of target date and target risk AUM, with defined contribution plans representing 81% of AUM. Flows were driven by defined contribution investments in our LifePath offerings. LifePath products utilize a proprietary active asset allocation model that seeks to balance risk and return over an investment horizon based on the investor’s expected retirement timing. Underlying investments are primarily index products.
•
Asset allocation and balanced strategies generated $23 billion of net inflows. These strategies combine equity, fixed income and alternative components for investors seeking a tailored solution relative to a specific benchmark and within a risk budget. In certain cases, these strategies seek to minimize downside risk through diversification, derivatives strategies and tactical asset allocation decisions. Flows in this category included pension outsourcing mandates that funded during the year. Flagship products also include our Global Allocation and Multi-Asset Income fund families.
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

Alternatives

BlackRock alternatives focus on sourcing and managing high-alpha investments with lower correlation to public markets and developing a holistic approach to address client needs in alternatives investing. Our alternatives products fall into three main categories — (1) illiquid alternatives, (2) liquid alternatives, and (3) currency and commodities. Illiquid alternatives include offerings in infrastructure, opportunistic and credit, private equity, real estate and alternative solutions. Liquid alternatives include offerings in direct hedge funds and hedge fund solutions (funds of funds).

In 2023, liquid and illiquid alternatives generated a combined $2 billion of net inflows, or $10 billion excluding return of capital / return on investment of $8 billion. The largest contributors to return of capital / return on investment were opportunistic and credit strategies, infrastructure and private equity solutions. Net inflows were driven by infrastructure, opportunistic and credit strategies and private equity. At year-end, BlackRock had approximately $32 billion of non-fee paying, unfunded, uninvested commitments, which are expected to be deployed in future years; these commitments are not included in AUM or flows until they are fee-paying. Currency and commodities saw $7 billion of net outflows, primarily from commodities ETFs.

BlackRock believes that as alternatives become more conventional and investors adapt their asset allocation strategies, investors will further increase their use of alternative investments to complement core holdings. BlackRock’s highly diversified alternatives franchise is well positioned to continue to meet growing demand from both institutional and retail investors.

Alternatives represented 3% of long-term AUM and 12% of long-term base fees and securities lending revenue for 2023.

In the first quarter of 2024, BlackRock announced that it had entered into an agreement to acquire Global Infrastructure Management LLC (referred to herein as Global Infrastructure Partners (“GIP”)), a leading independent infrastructure manager with over $100 billion in client AUM as of September 30, 2023. GIP specializes in investing in, owning and operating assets across the energy, transport, digital infrastructure and water and waste management sectors. The transaction is expected to close in the third quarter of 2024, subject to customary regulatory approvals and other closing conditions.

Component changes in alternatives AUM for 2023 are presented in the table below.

(in millions)	December 31, 2022	Net inflows (outflows)	Acquisition(1)	Market change	FX impact	December 31, 2023	Memo: return of capital/ investment(2)	Memo: committed capital(3)
Illiquid alternatives:
Alternative solutions	$6,645	$504	$—	$63	$102	$7,314	$(565)	$5,599
Private equity and opportunistic:
Private equity solutions	21,500	3,443	—	(126)	65	24,882	(1,829)	6,913
Opportunistic and credit strategies	24,842	3,887	2,177	(125)	347	31,128	(2,826)	3,075
Long Term Private Capital	6,620	4	—	3,702	—	10,326	—	—
Private equity and opportunistic subtotal	52,962	7,334	2,177	3,451	412	66,336	(4,655)	9,988
Real assets:
Real estate	28,596	43	—	(1,523)	442	27,558	(515)	378
Infrastructure	29,548	5,784	—	(106)	475	35,701	(1,961)	14,983
Real assets subtotal	58,144	5,827	—	(1,629)	917	63,259	(2,476)	15,361
Total illiquid alternatives	117,751	13,665	2,177	1,885	1,431	136,909	(7,696)	30,948
Liquid alternatives:
Direct hedge fund strategies	51,972	(9,224)	—	3,200	370	46,318	—	—
Hedge fund solutions	28,682	(2,146)	—	1,348	31	27,915	(324)	765
Total Liquid alternatives	80,654	(11,370)	—	4,548	401	74,233	(324)	765
Currency and commodities	67,805	(7,229)	—	4,266	—	64,842	—	—
Total	$266,210	$(4,934)	$2,177	$10,699	$1,832	$275,984	$(8,020)	$31,713
(1)
Amounts include AUM attributable to the Kreos Transaction.
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

Illiquid Alternatives

The Company’s illiquid alternatives strategies include the following:

•
Real Assets which includes infrastructure and real estate, totaled $63 billion in AUM, reflecting net inflows of $6 billion, led by infrastructure.
•
Private Equity and Opportunistic included AUM of $31 billion in opportunistic and credit offerings, $25 billion in private equity solutions, and $10 billion in Long Term Private Capital (“LTPC”). Net inflows of $7 billion into private equity and opportunistic strategies included $4 billion of net inflows into opportunistic and credit offerings and $3 billion of net inflows into private equity solutions.
•
Alternative Solutions represents highly customized portfolios of alternative investments. Alternative solutions portfolios had $7 billion in AUM at December 31, 2023, reflecting $0.5 billion of net inflows.

Liquid Alternatives

The Company’s liquid alternatives products’ net outflows of $11 billion reflected redemptions from direct hedge funds, mainly from retail event driven and multi-strategy credit funds. Direct hedge fund strategies includes a variety of single- and multi-strategy offerings.

In addition, the Company manages $84 billion in liquid credit strategies which is included in active fixed income.

Currency and Commodities

The Company’s currency and commodities products include a range of active and index products.

Currency and commodities products had $7 billion of net outflows, primarily from ETFs. Commodities ETFs represented $59 billion of AUM and are not eligible for performance fees.

Cash Management

Cash management AUM totaled a record $765 billion at December 31, 2023, reflecting $79 billion of net inflows. Cash management products include taxable and tax-exempt money market funds, short-term investment funds and customized separate accounts. Portfolios are denominated in US dollars, Canadian dollars, Australian dollars, euros, Swiss francs, New Zealand dollars or British pounds.

Client Region

Our footprints in the Americas, EMEA and Asia-Pacific regions reflect strong relationships with intermediaries and an established ability to deliver our global investment expertise in funds and other products tailored to local regulations and requirements.

AUM by product type and client region at December 31, 2023 is presented below.

(in millions)	Americas	EMEA	Asia-Pacific	Total
Equity	$3,660,686	$1,227,394	$405,264	$5,293,344
Fixed income	1,740,218	755,240	308,568	2,804,026
Multi-asset	627,582	197,128	46,094	870,804
Alternatives	148,944	95,622	31,418	275,984
Long-term	6,177,430	2,275,384	791,344	9,244,158
Cash management	550,880	203,426	10,531	764,837
Total	$6,728,310	$2,478,810	$801,875	$10,008,995

Component changes in AUM by client region for 2023 are presented below.

(in millions)	December 31, 2022	Net inflows (outflows)	Acquisition(1)	Market change	FX impact	December 31, 2023
Americas	$5,782,223	$177,249	$—	$757,788	$11,050	$6,728,310
EMEA	2,137,442	65,171	2,177	210,475	63,545	2,478,810
Asia-Pacific	674,820	46,275	—	105,287	(24,507)	801,875
Total	$8,594,485	$288,695	$2,177	$1,073,550	$50,088	$10,008,995
(1)
Amounts include AUM attributable to the Kreos Transaction.

Americas

Americas net inflows of $177 billion were driven by net inflows into fixed income, multi-asset, cash, and equity of $83 billion, $60 billion, $39 billion, and $4 billion, respectively. These were partially offset by alternative net outflows of $9 billion, primarily from US mutual funds. During the year, BlackRock served clients through offices across the US as well as in Canada, Mexico, Brazil, Colombia, Chile and the Dominican Republic.

The Americas represented 67% of total AUM and 65% of total base fees and securities lending revenue for 2023.

EMEA

EMEA net inflows of $65 billion were driven by cash, fixed income, multi-asset, and alternatives net inflows of $38 billion, $27 billion, $23 billion, and $3 billion, respectively. These were partially offset by equity net outflows of $26 billion, which included a $19 billion single institutional client redemption from a low-fee index mandate in the third quarter. Offerings include fund families in the United Kingdom ("UK"), the Netherlands, Luxembourg and Dublin and ETFs listed on stock exchanges throughout Europe, as well as separate accounts and pooled investment products.

EMEA represented 25% of total AUM and 29% of total base fees and securities lending revenue for 2023.

Asia-Pacific

Asia-Pacific net inflows of $46 billion were primarily due to fixed income and equity net inflows of $34 billion and $11 billion, respectively. Clients in the Asia-Pacific region are served through offices in Japan, Australia, Hong Kong, Singapore, Taiwan, Korea, China, and India.

Asia-Pacific represented 8% of total AUM and 6% of total base fees and securities lending revenue for 2023.

Investment Performance

Investment performance across active and index products as of December 31, 2023 was as follows:

	One-year period	Three-year period	Five-year period
Fixed income:
Actively managed AUM above benchmark or peer median
Taxable	84%	78%	92%
Tax-exempt	75%	61%	45%
Index AUM within or above applicable tolerance	98%	97%	97%
Equity:
Actively managed AUM above benchmark or peer median
Fundamental	69%	47%	87%
Systematic	87%	83%	89%
Index AUM within or above applicable tolerance	96%	99%	100%

Performance Notes

Past performance is not indicative of future results. Except as specified, the performance information shown is as of December 31, 2023 and is based on preliminary data available at that time. The performance data shown reflects information for all actively and passively managed equity and fixed income accounts, including US registered investment companies, European-domiciled retail funds and separate accounts for which performance data is available, including performance data for high net worth accounts available as of November 30, 2023. The performance data does not include accounts terminated prior to December 31, 2023 and accounts for which data has not yet been verified. If such accounts had been included, the performance data provided may have substantially differed from that shown.

Performance comparisons shown are gross-of-fees for institutional and high net worth separate accounts, and net-of-fees for retail funds. The performance tracking shown for index accounts is based on gross-of-fees performance and includes all institutional accounts and all iShares funds globally using an index strategy. AUM information is based on AUM available as of December 31, 2023 for each account or fund in the asset class shown without adjustment for overlapping management of the same account or fund. Fund performance reflects the reinvestment of dividends and distributions.

Performance shown is derived from applicable benchmarks or peer median information, as selected by BlackRock. Peer medians are based in part on data either from Lipper, Inc. or Morningstar, Inc. for each included product.

TECHNOLOGY SERVICES

BlackRock offers investment management technology systems, risk management services, and wealth management and digital distribution tools on a fee basis. Aladdin is our proprietary technology platform, providing an end-to-end, SaaS solution for investment and risk management for both BlackRock and a growing number of institutional and retail investors around the world. BlackRock offers risk reporting capabilities via Aladdin Risk, as well as investment accounting capabilities. Aladdin Provider is a tool used by asset servicers, connecting them to the platform used by asset managers and owners to add operational efficiency. In 2019, BlackRock acquired eFront, a leading end-to-end alternative investment management software and solutions provider to enable clients to manage portfolios and risk across public and private asset classes on a single platform. eFront is offered to clients both as a standalone offering and as part of an integrated “Whole Portfolio View” solution that provides transparency across clients’ public and private assets. Through our Cachematrix platform, BlackRock is also a leading provider of financial technology which simplifies the cash management process for banks and their corporate clients in a streamlined, open-architecture platform.

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

Technology services revenue of $1.5 billion was up 9% year-over-year, and annual contract value (“ACV”) increased 10% year-over-year. ACV growth was driven by strong net sales of Aladdin in 2023, with over half of new client mandates spanning multiple Aladdin products. Aladdin assignments are typically long-term contracts that provide recurring revenue. At the end of any period, BlackRock generally has recurring revenue contracts in place for a large portion of total annual revenue. BlackRock measures the fees related to these agreements and refers to this as ACV. For further information on ACV, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.

Aladdin, which represented the majority of technology services revenue for the year, continues to benefit from trends favoring global platform consolidation and multi-asset risk solutions across public and private markets. Approximately 25% of Aladdin’s revenue was denominated in non-US currencies. In addition, while Aladdin is a multi-asset system, the majority of positions managed on the platform are fixed income. 2023 technology services revenue growth reflected headwinds associated with 2022 bond market declines on Aladdin’s fixed income platform assets.

BlackRock is focused on enhancing Aladdin, with continued investment into areas such as whole portfolio, private markets, wealth and sustainable investing solutions. BlackRock continues to evolve and enable clients to further simplify their operating infrastructure with Aladdin. Clients increasingly want to tailor how they use Aladdin to meet their specific needs, and BlackRock is providing them with choice and flexibility. BlackRock is empowering clients with data and opening Aladdin by creating connectivity with ecosystem providers and third-party technology solutions, which include asset servicers, cloud providers, digital asset platforms, trading systems and others. This connectivity helps clients work in their Aladdin environments with a more customized and seamless end-to-end experience.

In addition, BlackRock has made minority investments in financial technology and digital distribution providers, data and whole portfolio capabilities including Upvest, Avaloq, Human Interest, Circle, SpiderRock Advisors, Clarity AI, Envestnet, Acorns, Scalable Capital and iCapital. BlackRock records its share of income related to minority investments accounted for under the equity method in other revenue and records gains and losses related to changes in value of other minority investments in nonoperating income (expense).

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

Outstanding loan balances ended the year at approximately $359 billion, up from $355 billion at year-end 2022. More demand for general collateral securities resulted in slightly higher balances year over year. Intrinsic lending spreads increased and cash reinvestment spreads remained flat as cash yields were stable year over year.

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

HUMAN CAPITAL

With approximately 19,800 employees in more than 30 countries, as of December 31, 2023, BlackRock provides a broad range of investment management and technology services to institutional and retail clients in more than 100 countries across the globe. As an asset manager, BlackRock’s long-term success depends on its people and how it manages its workforce.

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

Diversity, Equity and Inclusion (“DEI”)

BlackRock believes a diverse workforce with an inclusive and connected culture is a commercial imperative and indispensable to its success. Ultimately, a dynamic, inclusive organization allows BlackRock to attract and retain top talent around the world and to stay ahead of its clients’ needs.

BlackRock’s three pillar DEI strategy is aligned with the firm’s business priorities and long-term objectives. The three pillars are (1) talent and culture across the globe, which focuses on attracting, developing and retaining top talent by cultivating an inclusive work environment where employees have fair access to opportunities and feel seen, heard, valued and respected, (2) activities to support interested clients, which focus on expanding investment choices and business partnership opportunities with brokers, managers, and suppliers, and (3) impact in underserved communities, which focuses on helping more and more people experience financial well-being through BlackRock philanthropy and employee-led volunteer efforts.

BlackRock views transparency and measurement as critical to its strategy. Since 2020, the firm has published annual SASB-aligned disclosure and EEO-1 reports, and since 2022, a Global DEI Annual Report. As of January 1, 2024, of the Company’s employees who self-identified their gender status, approximately 44% of the Company's global workforce, 33% of global senior leaders (Directors or above) and 47% of global new hires, were women. Additionally, as of January 1, 2024, of the Company’s US employees who self-identified their race/ethnicity status, approximately 8% of employees, 4% of senior leaders and 10% of new hires identified as Black or African American, 8% of employees, 5% of senior leaders and 16% of new hires identified as Latinx, and 28% of employees, 21% of senior leaders and 30% of new hires identified as Asian. Further, of the Company's approximately 19,800 employees as of December 31, 2023, 46% were based in the Americas, 31% were based in EMEA and 23% were based in Asia-Pacific regions.

Board Oversight of Human Capital Management

BlackRock’s Board of Directors (the “Board”) plays an important role in the oversight of human capital management and devotes one Board meeting annually to an in-depth review of BlackRock’s culture, talent development, retention and recruiting initiatives, DEI strategy, leadership and succession planning and employee feedback. Moreover, the Board’s Management Development and Compensation Committee periodically reviews efforts and developments related to the firm’s human capital management strategy.

Succession planning for BlackRock’s Chief Executive Officer and other senior executives is a key part of the Board’s annual review of human capital management issues. As part of this review, the Board focuses on whether BlackRock has the right people in place to execute the Company’s long-term strategic plans, and on BlackRock’s ability to identify, attract, develop, promote and retain future senior executives. An important element of the succession planning across the organization is a commitment to building leadership from within.

Employee Engagement

BlackRock values continuous dialogue with its employees to better understand their experiences at the firm and assess the efficacy of its human capital management practices. The Company uses several employee engagement mechanisms, including: (1) employee opinion pulse surveys; (2) interactive events and communications; (3) the sponsorship of employee networks; and (4) local community involvement. The employee opinion pulse surveys, which BlackRock conducts throughout the year, provide the Company with actionable feedback for its teams and for the Company as a whole. Additionally, BlackRock uses ongoing lifecycle surveys to collect feedback at various points along the employee journey. BlackRock works to keep employees informed and engaged through a regular cadence of communications and events, including newsletters, global and local townhalls and messages from leaders with timely business and organizational updates and culture-building opportunities. BlackRock’s employee networks also provide additional forums and opportunities for employees with a diverse range of backgrounds, experiences and perspectives to connect with one another and enhance the firm’s culture. Open to all, the networks are designed by employees, for employees, are sponsored by senior leaders and strengthen the One BlackRock community.

BlackRock believes that employees value opportunities to give back to their communities. Through local, employee-led BlackRock Gives committees, the Company supports nonprofit organizations nominated by employees in the communities where it operates. In addition, the Company has a matching gifts program that provides full-time employees with up to $10,000 per year in matched donations to any IRS qualified charitable organization, Full-time employees are also given two paid volunteer days per year and BlackRock matches volunteer time with eligible charities.

Compensation, Wellness and Benefits

BlackRock is committed to responsible business practices and believes that investing in the physical, emotional, mental and financial well-being of its employees is a critical component of the firm’s human capital management strategy. To that end, the Company designs its compensation and benefits practices to: (1) attract, motivate, and retain talented employees; (2) align employee incentives and risk-taking with that of the firm and the interests of its clients; and (3) support employees and their families across many aspects of their lives. The Company has a strong pay-for-performance culture and an annual compensation process that takes into consideration firmwide results, individual business results and employee performance, as well as market benchmarks. BlackRock also offers a wide range of benefits that it regularly reviews in accordance with market practices and the local requirements of its offices, including, where applicable, retirement savings plans, a Flexible Time Off (“FTO”) policy and flexible working arrangements, parental leave and family forming benefits, such as fertility benefits, adoption and surrogacy assistance, and backup elder and childcare benefits. The Company provides comprehensive healthcare and mental-health benefits to eligible employees, including medical, dental and vision coverage, health savings and spending accounts, counseling services, an employee assistance program and access to telemedicine services, where available. The Company also offers a Mental Health Ambassador program that is comprised of global volunteers across office locations who are trained in empathetic listening skills and direct interested colleagues to benefits, tools and resources to support mental health.

BlackRock prioritizes protecting the rights of its workforce. The Company has implemented policies related to harassment prevention and compliance with equal employment opportunity and overtime regulations. BlackRock is also committed to providing a safe and healthy work environment for its workforce. To do this, it designs global programs, including environmental and occupational health and safety programs, to meet or exceed local requirements. Moreover, BlackRock encourages all of its employees to raise issues of concern and assures employees that they may do so without fear of retaliation.

Recruiting, Training and Development

BlackRock recognizes that, like all companies, it is operating in an increasingly competitive environment. As such, the Company engages in efforts to reach top talent, including continued partnerships with organizations that promote talent from many different backgrounds; regularly reviewing job postings for potentially biased language; and actively engaging in outreach and recruitment efforts for its open positions. In the spirit of attracting talent from broad backgrounds, BlackRock also provides formal recruiting programs for Veterans (former service members transitioning to civilian careers) and Returners (individuals who have taken a career break of 18 months or more).

BlackRock is also committed to innovation, learning and reinvention in all areas of its business and believes that developing the capabilities of its employees is integral to delivering long-term value. To that end, the Company’s human capital management practices are designed to provide opportunities for employees to learn, innovate and enhance their skillsets at every stage of their career. One example is the BlackRock Academies, the firm’s online suite of interactive resources and courses, which enable employees to build skills in specific facets of BlackRock’s business and purpose. The Company believes these opportunities play an important role in engaging BlackRock’s employees.

In addition, BlackRock believes that a critical driver of its future success is its ability to grow strong leaders and people managers. The Company invests in leadership development programs designed to foster career growth. For leadership development, BlackRock provides training and makes coaching available to people managers to assist in building foundational skills.

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

GLOBAL REGULATORY REFORM

Policymaking workstreams focused on the financial services sector led by global standard setters, such as the Financial Stability Board (“FSB”) and International Organization of Securities Commissions (“IOSCO”), may lead to or inform new regulations in multiple jurisdictions in which BlackRock operates. Most recently, such workstreams have focused on areas such as products and activities of money market funds (“MMFs”), open-ended funds (“OEFs”) and sustainability regulations.

Macroprudential Policies for Asset Managers

Concerns about liquidity and leverage risks in the asset management industry and wider market-based finance sector have been heightened since the COVID-19 pandemic and reinforced by the Liquidity Driven Investment events in the UK. This has prompted a broad review of existing regulations globally, including an assessment of the adequacy of certain structural market components in mitigating risks by the FSB, IOSCO, the US Securities and Exchange Commission (the “SEC”) and the Financial Stability Oversight Council (“FSOC”). In November 2022, the SEC proposed amendments to rules governing OEF liquidity risk management and swing pricing. The European Union (“EU”) also proposed reforms to increase the availability of liquidity management tools to OEFs (including MMFs), enhance reporting on the use of liquidity management tools by OEFs to national regulators and allow such regulators to require OEF managers to activate liquidity management tools in extreme market conditions. Meanwhile, the UK proposed introducing liquidity facilities to certain asset owners, which could result in regulatory burdens on asset managers. If any of these regulatory or policy actions result in broad application of macroprudential tools to OEFs or require changes to structural features of certain OEFs, it could limit BlackRock’s ability to offer products to certain clients and/or result in clients altering their investment strategies or allocations in a manner that is adverse to BlackRock.

Global MMF Reforms

Following the market events of March 2020, US, UK and EU authorities initiated a review of existing regulatory frameworks with the aim of improving the resilience of MMFs in market downturns. In the US, the SEC adopted changes to Rule 2a-7, the primary rule under the Investment Company Act of 1940 governing MMFs, including changes to required liquidity levels and certain operational aspects of such funds, and requiring mandatory liquidity fees under certain circumstances. The UK released a consultation in December 2023 indicating their intent to change regulatory requirements for MMFs domiciled or marketed in the UK, including material increases in required liquidity levels. Although EU authorities stated in July 2023 that they would not re-open the EU regulatory framework for MMFs in the near term, the UK’s proposed changes may increase pressure to implement similar reforms as the vast majority of MMFs sold in the UK are EU-domiciled and regulated. Such regulatory reforms could significantly and adversely impact certain of BlackRock’s MMF products.

Environmental, Social and Governance (“ESG”) and Sustainability

ESG and sustainability have been the subject of increased regulatory focus across jurisdictions. The International Sustainability Standards Board (“ISSB”) released its first two disclosure standards in 2023, which may inform national regulators’ approaches. For example, the UK, Singapore, Hong Kong, Taiwan and Australia have already indicated their intention to endorse these standards. In the US, the SEC has proposed a series of rules that would require, among other things: (1) corporate issuers to make substantial climate-related disclosures in periodic reports, including with respect to governance, risk management, business strategy, financial statement metrics and greenhouse gas (“GHG”) emissions and (2) enhanced ESG disclosures by investment companies and investment advisers in fund and adviser filings, including disclosures on ESG strategies and how ESG factors are considered, and GHG emissions disclosure by certain environmentally focused funds. Furthermore, the SEC has announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers. It has also increased scrutiny of disclosure and compliance issues relating to investment advisers’ and funds’ ESG strategies, policies and procedures. In addition, the US Department of Labor (“DOL”) issued final rules clarifying that Employee Retirement Income Security Act of 1974, as amended (“ERISA”) plan fiduciaries can, but are not required to, consider the economic effects of ESG factors for purposes of investing ERISA plan assets and exercising voting rights with respect to plan investments. Moreover, California passed several laws in 2023 that will require companies doing business in California to make certain types of climate-related disclosures, and other states may adopt similar laws.

The EU has enacted numerous regulations on ESG and sustainability, including on sustainability-related disclosures by financial market participants; integration of sustainability considerations into investment and risk management processes of asset managers and other institutional investors; making the advice and financial product distribution process more receptive to end-investor sustainability preferences; and requiring asset managers to report against an EU-wide taxonomy of environmentally sustainable activities and make detailed disclosures relating to ESG characteristics of funds and portfolios. Further regulations include the Corporate Sustainability Reporting Directive, which will require enhanced sustainability reporting for EU-based corporate issuers, with phased implementation beginning in 2024 and for a wider group of global companies from 2028. In December 2023, the EU reached provisional agreement on a directive, which if adopted in its current form, would require a wide group of European and global companies to provide transition plans and conduct due diligence on the sustainability of their suppliers. The EU and the UK Financial Conduct Authority (“FCA”) are also developing rules and guidelines for the use of ESG or sustainability related terms in fund names, focused on specifying a minimum threshold of assets meeting ESG or sustainable criteria for such funds.

Within the UK, the FCA has proposed UK-specific sustainability regulations, including a sustainable product classification system for funds and enhanced disclosure requirements, which are expected to apply on a staggered basis from July 2024. In addition, His Majesty's Treasury (“HMT”) released a consultation to bring ESG rating providers under regulation by the FCA and will consult on a UK-specific taxonomy of environmentally sustainable activities.

A number of Asia-Pacific jurisdictions are consulting on sustainability reporting obligations aligned with the ISSB standards. Similarly, policymakers in Japan have announced that they are preparing a local version of the ISSB standards. Japan and Singapore have published codes of conduct for ESG data and ratings providers, with Hong Kong considering a similar approach, while India introduced a regulatory framework for ESG ratings providers in July 2023.

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

The Organisation for Economic Cooperation and Development (“OECD”) has proposed certain international tax reforms, which, among other things, would (1) shift taxing rights to the jurisdiction of the consumer and (2) establish a global minimum tax for multinational companies of 15% (namely the “Pillar One” and “Pillar Two” Framework). EU member states adopted, or plan to adopt, laws implementing the OECD’s minimum tax rules under the Pillar Two Framework, which are expected to go into effect in 2024. Several other countries, including the UK, have changed or are considering changes to their tax law to implement the OECD’s minimum tax proposal. As a result of these developments, the tax laws of certain countries in which BlackRock does business have and may continue to change, and any such changes could increase its tax liabilities. The Company is continuing to monitor legislative developments and evaluate the potential impact of the Pillar Two Framework on future periods.

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

Regulation of Swaps and Derivatives

Jurisdictions outside the US in which BlackRock operates have adopted and implemented, or are in the process of considering, adopting or implementing, more pervasive regulation of many elements of the financial services industry, which could further impact BlackRock and the broader markets. For example, various global rules and regulations applicable to the use of financial products by funds, accounts and counterparties that have been adopted or proposed have required or will require BlackRock to build and implement new compliance monitoring procedures to address the enhanced level of oversight to which it and its clients will be subject. These rules impose requirements such as mandatory central clearing of certain swaps transactions, requiring execution of certain swaps transactions on or through registered electronic trading venues (as opposed to over the phone or other execution methods), reporting transactions to central data repositories, mandating certain documentation standards, requiring the posting and collection of initial and/or variation margin for bilateral swap transactions and subjecting certain types of listed and/or over-the-counter transactions to position limit or position reporting requirements.

In the US, certain interest rate swaps and certain index credit default swaps are subject to central clearing and trading venue execution requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), with additional products and asset classes potentially becoming subject to these requirements in the future. In the EU and UK, central clearing and trading venue requirements for certain swap transactions have become effective for certain types of BlackRock funds and accounts. Further, most derivatives transactions that are not centrally cleared, including non-deliverable foreign exchange forward transactions and currency option transactions, are subject to requirements in the US, EU, UK and numerous other jurisdictions to post or collect mark-to-market margin payments. For certain BlackRock funds and accounts, initial margin requirements also apply in addition to such mark-to-market margin payments. These rules and regulations increase the complexity and cost of trading non-cleared derivatives for BlackRock's clients, in certain cases produce regulatory inconsistencies in global derivatives trading rules, and increase BlackRock’s operational and legal risks.

US REGULATORY REFORM

Antitrust Rules and Guidance

In 2023, the Federal Trade Commission (“FTC”) and the Antitrust Division of the Department of Justice (the “DOJ”) issued a notice of proposed rulemaking with amendments to rules enacted under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) that require parties in certain transactions to provide the FTC and DOJ prior notice and observe a waiting period before consummation of such transactions. The proposals would significantly expand the information required to be reported and documentation to be submitted in connection with an HSR filing. If enacted as drafted, the proposed rules could substantially increase BlackRock’s pre-merger notification expenses and delay transactions. In December 2023 the FTC and DOJ also jointly issued new merger guidelines, which could impact the ability of the Company to expand its services through strategic investments or acquisitions.

Designation as a Systemically Important Financial Institution (“SIFI”)

The FSOC has the authority to designate nonbank financial institutions as SIFIs in the US under the Dodd-Frank Act. In November 2023, the FSOC finalized amendments to its existing interpretive guidance to remove the prioritization of an activities-based approach over an entity-specific approach to designation in connection with addressing potential risks to financial stability, although the amendment clarified that the FSOC retained the ability to use an activities-based approach when appropriate. If BlackRock is designated as a SIFI, it could become subject to enhanced regulatory and capital requirements and direct supervision by the Federal Reserve.

US DOL Fiduciary Rule

In October 2023, the US DOL proposed a new regulation redefining the meaning of “investment advice fiduciary” under ERISA as well as amendments to several prohibited transaction exemptions applicable to investment advice fiduciaries. If adopted as proposed, the rule would substantially expand when a person would be considered a fiduciary subject to ERISA and could require BlackRock to revise a number of its distribution relationships, create compliance and operational challenges for BlackRock and its distribution partners, and limit BlackRock’s ability to provide certain services to applicable clients.

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

In 2021, the SEC proposed rules in connection with security-based swaps (“SBS”) transactions to require public reporting of large SBS positions. These rules, if adopted as proposed, may affect the types of transactions BlackRock may choose to execute in SBS or other SBS-related assets, introduce or increase costs relating to such transactions, and impact the liquidity in the SBS markets in which BlackRock transacts.

SEC Proposed Rules on Private Fund Advisers

In 2023, the SEC adopted new rules and amendments to enhance regulation of private fund advisors. These included amendments to Form PF for registered investment advisers requiring new disclosures, filing obligations and enhanced reporting. The SEC adopted additional rules requiring registered private fund advisers to, among other things, provide quarterly reports to fund investors, obtain annual audits for funds, distribute fairness opinions in connection with certain transactions, prohibit certain types of preferential terms and treatment, and provide transparency to investors of all types of preferential treatment granted to other investors in the same fund. Implementing these rules and amendments may significantly increase BlackRock’s reporting, disclosure and compliance obligations and create operational complexity for BlackRock’s alternatives products.

Proposed Rules on Regulation ATS

In 2023, the SEC re-proposed amendments to Regulation ATS. The proposed rules would expand the types of systems that could fall within the definition of “exchange” and extend Regulation ATS and Regulation Systems Compliance and Integrity to systems involving US government securities trading. If enacted as proposed, these rules may increase compliance costs for BlackRock.

SEC US Treasury Clearing Mandate

In December 2023, the SEC adopted rules mandating central clearing of US Treasury repurchases and certain other Treasury transactions. The rules require many market participants, including a large number of BlackRock funds and accounts, to clear Treasury repurchase transactions and potentially certain cash Treasury securities transactions through a clearing agency registered with the SEC, which could increase transaction costs for BlackRock’s clients.

Proposed Rules on Equity Market Structure

In 2023, the SEC proposed equity market structure reforms that would significantly change how national market system (“NMS”) stock orders are priced, executed and reported. The reforms include: (1) a requirement for certain retail orders to be subject to order-by-order competition, (2) an SEC-level best execution rule and (3) an adjustment to the tick sizes at which NMS stocks can be quoted or traded. If enacted as proposed, the collective impact of the rules may adversely affect market efficiency and execution costs, which would result in negative effects for BlackRock’s business and clients.

SEC Rules on Short Sales and Reporting of Securities Loans

In 2023, the SEC adopted a new rule requiring certain institutional managers to report short positions and activity to the SEC for publication on an aggregate basis, which could potentially impact investment strategies and result in greater operational burdens and cost for BlackRock. The SEC also adopted a new rule requiring certain persons to report information on securities loan transactions to a registered national securities association which will then publish certain information. The rule may increase BlackRock’s operational burdens and costs.

SEC Standard Settlement Rules

In 2023, the SEC adopted amendments and new rules which, among other things, shortened the standard settlement for most securities transactions to one business day after the trade date (T+1), which will likely increase BlackRock’s operational burdens and costs.

SEC Predictive Data Analytics Rules

The SEC proposed new rules in 2023 that would require broker-dealers and investment advisers, when engaging or communicating with investors using predictive data analytics (“PDA”) and PDA-like technologies, to evaluate such technologies for conflicts of interest and, where identified, eliminate or neutralize the conflict of interest. If adopted as proposed, the rules could encompass a wide range of forward-looking uses of technology applications and impose significant operational burdens and costs.

SEC Rulemakings for US Registered Funds and Investment Advisers

The SEC has recently engaged in various initiatives and reviews impacting regulatory structure governing the asset management industry and registered investment companies. For example, the SEC adopted rules requiring certain funds to provide tailored fund shareholder reports, adopted final amendments to the rule governing fund names, expanding the scope of the rule to fund names including growth, value, ESG or similar terms, and proposed rules governing outsourcing of certain functions by investment advisers to service providers.

INTERNATIONAL REGULATORY REFORM

Enhanced Regulatory Scrutiny of Technology Service Providers to Financial Services Firms

The EU’s Digital Operational Resilience Act (“DORA”), which focuses on direct regulation of providers and users of technology and data services, will become applicable beginning in January 2025. DORA will, among other things: (1) introduce additional governance, risk management, incident reporting, resilience testing and information sharing requirements to several of BlackRock’s European entities and certain Aladdin clients; and (2) potentially subject Aladdin to additional oversight. In parallel with DORA, the UK proposed a new Critical Third Party regime to regulate certain third parties designated by HMT as “critical” to the financial sector, and UK regulators have issued a consultation on proposed requirements for “critical” third parties, with further consultations expected in 2024.

Retail Investment Strategy

In 2023, the European Commission (“EC”) adopted a Retail Investment Strategy package with wide-reaching amendments intended to enhance protections for retail investors. If enacted as proposed, these changes may impact BlackRock’s operations in European markets, including product development, client servicing and distribution models.

FSMA 2023

The Financial Services and Markets Act 2023 (“FSMA 2023”) reflects significant changes to the UK framework for financial services regulation, including changes that: (1) revoke retained EU law related to financial services regulation, (2) amend the UK Markets in Financial Instruments Directive and Markets in Financial Instruments Regulation frameworks, (3) establish a new designated activities regime and (4) reform the financial promotion regime for unauthorized firms. The UK government and FCA are expected to publish further legislation setting out specific changes impacting the UK market in 2024.

Mansion House Reforms

The Mansion House reforms announced in July 2023 also build on the new UK regulatory framework enabled by the FSMA 2023. Potential impacts to the asset management sector include: (1) repeal and replacement of the packaged retail and insurance based investment products ("PRIIPs") Regulation; (2) review of the UK’s green finance strategy, including potential regulation of ESG data providers; (3) review of governance through the Senior Managers and Certification Regime; (4) repeal of EU legislation on the European Long-Term Investment Fund; (5) market infrastructure reforms; (6) reassessment of the boundary between investment advice and financial guidance; and (7) independent review of the UK investment research landscape.

Overseas Fund Regime (“OFR”)

OFR, the simplified regime through which non-UK funds can register with the FCA to be marketed to UK retail investors, was enacted in February 2022 and is expected to be implemented through 2024. OFR requires consumer protection regimes in EU countries where BlackRock funds are domiciled to be found equivalent to the UK’s regime in order to market such funds in the UK.

Conduct Regulation

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

UK Stewardship Code Review

The UK Financial Reporting Council has announced a planned review of the UK Stewardship Code in 2024 to consider potential revisions to address stakeholder concerns.

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

Regulatory Environment in China

The Company’s operations in China are subject to a number of regulatory risks, including an evolving regulatory environment and complex data security and data transfer regulations. These factors may increase compliance risk and costs, limit the Company’s ability to source and execute new investment opportunities and lead to impairment losses on its investments. Restrictions on transfers of certain types of onshore data of the Company’s Chinese entities to offshore entities also may limit BlackRock’s ability to aggregate, report and monitor such data on its global platform. In addition, a number of regulators in China have jurisdiction over BlackRock’s business operations, increasing operational and regulatory engagement complexity. These risks may be further heightened by additional scrutiny by Chinese regulators of certain sectors, such as technology and other industries that might be deemed to be of national importance.

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

BlackRock’s trading and investment activities for client accounts are regulated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the rules of various securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations and reporting obligations) and market regulation policies. Violation of any of these laws and regulations could result in fines or sanctions, as well as restrictions on BlackRock’s activities and damage to its reputation. Furthermore, the Dodd-Frank Act requires one of BlackRock’s subsidiaries, BTC, to register as a municipal advisor (as that term is defined in the Exchange Act) with the SEC and Municipal Securities Rulemaking Board (“MSRB”). BTC's registration as a municipal advisor subjects BTC to additional regulation by the SEC and MSRB.

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

BlackRock has seven subsidiaries that are registered as commodity pool operators and/or commodity trading advisors with the CFTC and are members of the NFA. The CFTC and NFA each administer a comparable regulatory system covering futures contracts and various other financial instruments, including swaps as a result of the Dodd-Frank Act, in which certain BlackRock clients may invest. In addition, two of BlackRock’s subsidiaries are registered with the SEC as broker-dealers and are member-firms of FINRA. Each broker-dealer has a membership agreement with FINRA that limits the scope of such broker-dealer’s permitted activities. One of the broker-dealers is also a member of the MSRB and is subject to MSRB rules.

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

EU Member States, the UK and many other non-US jurisdictions have adopted statutes and/or regulations concerning privacy and data protection and requiring notification of personal data security breaches if certain thresholds are met. For example, the EU adopted the General Data Protection Regulation (“GDPR”), which became effective in 2018, and the UK transposed the GDPR into national law (“UK GDPR”), which became effective in 2021. In June 2021, the EC published a new set of standard contractual clauses, which only apply to the transfer of personal data outside of the EU to a country not approved by the EU as providing an adequate level of protection for the processing of personal data. The EU's adequacy decision with respect to the UK, which allows the continued flow of personal data from the EU to the UK, will be regularly reviewed and may be revoked if the UK diverges from its current adequate data protection laws. The UK has developed its own international data transfer agreement, which was implemented in March 2022. In June 2023, the EU-US Data Protection Framework came into force, which allows organizations to self-certify their compliance under the framework for data transfers from the EU, UK and Switzerland to the US. GDPR and UK GDPR, as well as other statutes and/or regulations concerning privacy and data protection, increase compliance obligations, affect BlackRock’s collection, processing, retention and transfer of personal data and reporting of personal data security breaches, and provide for increased penalties for non-compliance.

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

In Australia, BlackRock’s operating entity is principally regulated under the Corporations Act 2001 (Cth) by the Australian Securities and Investments Commission (“ASIC”), which includes holding an Australian financial services license and operating registered managed investment schemes. ASIC is Australia’s integrated corporate, markets, financial services and consumer credit regulator.

In New Zealand, certain BlackRock subsidiaries are primarily regulated by the Financial Markets Authority (“FMA”). The FMA is responsible for overseeing and enforcing financial markets legislation including the licensing of firms to provide certain financial products and services in New Zealand and administering anti-money laundering and terrorism financing legislation, amongst other functions.

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

BlackRock’s Fund Management Company in China (“BlackRock FMC”) is regulated by the China Securities Regulatory Commission and is subject to the Securities Investment Fund Law and Measures for the Supervision and Administration of Mutual Fund Managers for the overall oversight from incorporation to the corporate governance and operations of fund managers and funds. BlackRock FMC is also subject to the China Securities Law and various other financial laws and regulations. BlackRock CCB Wealth Management Limited, which is BlackRock’s wealth management joint venture company with CCB Wealth Management Co., Ltd. and Fullerton Management Pte Ltd. in China, is regulated by the National Financial Regulatory Administration (“NFRA”, formerly known as the China Banking and Insurance Regulatory Commission). They have enacted Bank Wealth Management Supervision and Management Measures and Management Measures of Bank Wealth Management Subsidiaries and other relevant rules to regulate the setup, conduct of business and risk management of bank wealth management companies.

In Singapore, a BlackRock subsidiary is regulated by the Monetary Authority of Singapore (“MAS”) and its business activities are subject to the Securities and Futures Act 2001 (“SFA”). The SFA governs the regulation of activities and institutions in the securities and derivatives industry, including fund management, dealing in capital markets products and leveraged foreign exchange trading. The MAS is Singapore’s central bank and integrated financial regulator, which regulates the financial services sector in Singapore and conducts integrated supervision of financial services and financial stability surveillance. This BlackRock subsidiary and the employees conducting any of the regulated activities specified in the SFA are required to be licensed with the MAS, and are subject to the SFA and the regulations, rules, codes, notices and guidelines issued by the MAS.

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

BlackRock’s investment management revenue is primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees which are normally expressed as a percentage of returns to the client. Numerous factors, including price movements in the equity, debt or currency markets, or movements in the price of real assets, commodities or other alternative investments in which BlackRock invests on behalf of its clients, as well as the impact of global fiscal, monetary and trade policies, could cause:

•
the value of AUM, or BlackRock's returns on AUM, to decrease;
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

In recent years, global markets have experienced substantial volatility, with significant downturns in both bond and equity markets. In addition, central banks worldwide have raised interest rates in an effort to moderate rising inflation. BlackRock’s business is directly and indirectly affected by changes in global interest rates. Similarly, due to the global nature of BlackRock’s operations, a portion of its business is conducted in currencies other than the United States ("US") dollar. BlackRock’s exposure to foreign exchange rates relative to the US dollar and interest rates may cause BlackRock’s AUM to fluctuate and introduce volatility to the Company’s base fees, net income and operating cash flows.

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

BlackRock derives a substantial portion of its revenue from providing investment advisory services. The advisory or management contracts BlackRock has entered into with its clients, including the agreements that govern many of BlackRock’s investment funds, provide investors or, in some cases, the independent directors of applicable investment funds, with significant latitude to terminate such contracts, withdraw funds or liquidate funds, or to remove BlackRock as a fund’s investment advisor (or equivalent). BlackRock also manages its US mutual funds, closed-end and exchange-traded funds under management contracts that must be renewed and approved annually by the funds’ respective boards of directors, a majority of whom are independent from the Company. BlackRock’s fee arrangements under any of its advisory or management contracts may be reduced (including at the behest of a fund’s board of directors). In addition, shareholder activism involving closed-end funds has increased, including public campaigns to demand that a fund consider significant transactions such as a tender offer, merger or liquidation or seek other actions such as the termination of the fund's management contract. If a number of BlackRock’s clients terminate their contracts, or otherwise remove BlackRock from its advisory roles, liquidate funds or fail to renew management contracts on similar terms, the fees or carried interest BlackRock earns could be reduced, which may cause BlackRock’s AUM, revenue and earnings to decline.

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

The investment management industry is highly competitive, and BlackRock competes based on a number of factors including: investment performance, liquidity, its technology and portfolio construction offerings, the level of fees charged, the quality and breadth of services and products provided, name recognition and reputation, and its ability to develop new investment strategies and products to meet the changing needs of investors. In addition, over the past several years, there has been continued consolidation in the asset management industry as investors increasingly seek out firms that have the capacity to deliver broad multi-asset investment capabilities and technological expertise, including in a manner that is responsive to ever more localized needs. This consolidation, together with the introduction of new technologies, as well as regulatory changes, continues to alter the competitive landscape for investment managers, which may lead to additional fee compression or require BlackRock to invest more to modify or adapt its product offerings to attract and retain customers and remain competitive with the products, services and geographic diversity offered by other financial institutions, technology companies, trading, advisory or asset management firms. Increased competition on the basis of any of these factors, including competition leading to fee reductions on existing or new business, may cause the Company’s AUM, revenue and earnings to decline.

Failure to maintain Aladdin’s competitive position in a dynamic market could lead to a loss of clients and could impede BlackRock’s productivity and growth.

The sophisticated risk analytics, portfolio management, trade execution and investment operations that BlackRock provides via its technology platform to support investment advisory and Aladdin clients are important elements of BlackRock’s competitive success. Aladdin’s competitive position is based in part on its ability to combine risk analytics with portfolio management, trading and operations tools on a single platform. Increased competition from risk analytics and investment management technology providers, including as a result of growing industry consolidation giving rise to competitors with increasingly sophisticated and comprehensive product offerings, or a shift in client demand toward standalone or internally developed solutions, whether due to price competition, perceived client market share, platform offerings or flexibility, or market-based or regulatory factors, may weaken Aladdin’s competitive position and may cause the Company’s revenue and earnings to decline. In addition, to the extent that Aladdin competitors are able to innovate more effectively than BlackRock or leverage delivery models that provide clients faster time to market, lower costs or the ability to more seamlessly combine or bundle with other service offerings, BlackRock may lose existing clients or fail to capture future market share, which may impede its productivity and growth. Moreover, although BlackRock takes steps to safeguard against infringements of its intellectual property (“IP”), there can be no assurance that the Company will be able to effectively protect and enforce its IP rights in Aladdin.

BlackRock may be unable to develop new products and services and the development of new products and services may expose BlackRock to reputational harm, additional costs or operational risk.

BlackRock’s financial performance depends, in part, on its ability to react to changes in the asset management industry, respond to evolving client demands and develop, market and manage new investment products and services. The development and introduction of new products and services, including the creation of increasingly customizable products, requires continued innovative effort on the part of BlackRock and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services, constraints on BlackRock’s ability to manage growth within client mandates, compliance with regulatory and disclosure requirements and IP-related lawsuits or claims, which may not be fully evident or identified at such time. A growing number of BlackRock’s products and services also depend on data provided by third parties as analytical inputs and are subject to additional risks, including with respect to data quality, cost, availability and provider relationships. Data sets for certain developing analytics, such as those in the sustainability space, continue to evolve and difficulties approximating gaps in the data, sourcing data from reliable sources, or validating the data could adversely impact the accuracy and effectiveness of such analytics. There can be no assurance that BlackRock will be able to innovate effectively in order to develop new products or services that address the needs of its clients on the timeline they require. Any failure to successfully develop new products and services, or effectively manage associated operational risks, could harm BlackRock’s reputation and expose the Company to additional costs, which may cause its AUM, revenue and earnings to decline.

Changes in the value of seed and co-investments that BlackRock owns as well as BlackRock’s minority investments could affect its income and could increase the volatility of its earnings.

At December 31, 2023, BlackRock’s net economic investment exposure of approximately $3.8 billion in its investments (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investments) primarily resulted from co-investments and seed investments in its sponsored investment funds. Movements in the equity, debt or currency markets, or in the price of real assets, commodities or other alternative investments, could lower the value of these investments as well as certain minority investments, increase the volatility of BlackRock’s earnings and cause earnings to decline.

BlackRock indemnifies certain securities lending clients for specified losses as a result of a borrower default.

BlackRock provides borrower default indemnification to certain of its securities lending clients. In the event of a borrower default, BlackRock would use the collateral pledged by the borrower to repurchase securities out on loan in order to replace them in a client’s account. Borrower default indemnification is limited to the shortfall that occurs in the event the collateral available at the time of the borrower’s default is insufficient to repurchase those securities out on loan. BlackRock requires all borrowers to mark to market their pledged collateral daily to levels in excess of the value of the securities out on loan which mitigates the likelihood of the indemnity being triggered. Where the collateral is in the form of cash, the indemnities BlackRock provides do not guarantee, assume or otherwise insure the investment performance or return of any cash collateral vehicle into which that cash collateral is invested. The amount of securities on loan as of December 31, 2023 and subject to this type of indemnification was approximately $259 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $276 billion was held as collateral for indemnified securities on loan at December 31, 2023. Significant borrower defaults occurring simultaneously with rapid declines in the value of collateral pledged and/or increases in the value of the securities loaned may create collateral shortfalls, which could result in material liabilities under these indemnities and may cause the Company’s revenue and earnings to decline.

BlackRock’s decision on whether to provide support to particular products from time to time, or the inability to provide support, may cause AUM, revenue and earnings to decline.

While not legally mandated, BlackRock may, at its option, from time to time choose to seed, warehouse or otherwise support investment products through capital or credit support for commercial or other reasons. Any decision by BlackRock on whether to support products may utilize capital and liquidity that would otherwise be available for other corporate purposes. BlackRock’s ability to seed, warehouse or otherwise support certain products may be restricted by regulation or by the Company’s failure to have or make available sufficient capital or liquidity. Moreover, inherent constraints arising from the business models of certain asset managers, including BlackRock, may during periods of market volatility result in BlackRock having fewer options for accessing liquidity than asset managers with alternate business models, which may adversely impact its ability to support certain products. Any decision by BlackRock to support particular products, or its inability or unwillingness to provide such support, may result in losses or affect BlackRock's capital or liquidity, which may cause AUM, revenue and earnings to decline.

Geopolitical unrest and other events outside of BlackRock’s control could adversely affect the global economy or specific international, regional and domestic markets, which may cause BlackRock’s AUM, revenue and earnings to decline.

Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, could have an adverse impact on BlackRock. For instance, the Ukraine-Russia and Israel-Hamas wars and potential escalation have and may continue to result in geopolitical instability and adversely affect the global economy, supply chains, specific markets and operations. Strategic competition between the US and China and resulting tensions and heightened levels of political polarization have also contributed to uncertainty in the geopolitical and regulatory landscapes. Similarly, other events outside of BlackRock’s control, including natural disasters, climate-related events, pandemics or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension or impact the US or global economy in ways that are uncertain. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, as well as the Company’s products, operations, clients, vendors and employees, which may cause BlackRock’s AUM, revenue and earnings to decline. BlackRock’s exposure to geopolitical risks may be heightened to the extent such risks arise in countries in which BlackRock currently operates or seeks to expand its presence.

Climate-related risks could adversely affect BlackRock’s business, products, operations and clients, which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s business and those of its clients could be impacted by climate-related risks. Climate-related risks may impact BlackRock through changes in the physical climate or from the process of transitioning to a low-carbon economy. Climate-related physical risks arise from the direct impacts of a changing climate in the short- and long-term. Such risks may include the risks of extreme weather events and changes in temperature, which may damage infrastructure and facilities, including BlackRock’s physical assets, as well as disrupt connectivity or supply chains. Climate-related transition risks arise from exposure to the transition to a low-carbon economy through policy, regulatory, technology and market changes. For instance, new or divergent climate regulations or guidance, as well as differing perspectives of stakeholders regarding climate impacts, have affected and may continue to affect BlackRock’s business activities and reputation, increase scrutiny and complicate compliance requirements, which could increase the Company’s costs.

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

A portion of BlackRock’s revenue is derived from performance fees on investment advisory assignments. Performance fees represented $554 million, or 3%, of total revenue for the year ended December 31, 2023. Generally, the Company is entitled to a performance fee only if the agreement under which it is managing the assets provides for one and if returns on the related portfolio exceed agreed-upon periodic or cumulative return targets. If these targets are not exceeded, a performance fee for that period will not be earned and, if targets are based on cumulative returns, the Company may not earn performance fees in future periods. The volatility of the Company’s future revenue and earnings may also be affected due to illiquid alternatives becoming an increasing component of the overall composition of the Company’s performance fee generating assets. In particular, the Company expects that as it manages more illiquid products, its performance fees will generally be recognized over substantially longer multi-year periods than those associated with more liquid products.

Failure to identify errors in the quantitative models BlackRock utilizes to manage its business could adversely affect product performance and client relationships.

BlackRock employs various quantitative models to support its investment processes, including those related to risk assessment, portfolio management, trading and hedging activities and product valuations. Any errors or limitations in the underlying models, model inputs or assumptions, including those from third-party sources, as well as any failure of BlackRock’s governance, approval, testing and validation standards in respect of such models, model inputs or assumptions, the failure to timely update such models, model inputs or assumptions or errors in how such models are used, could have adverse effects on BlackRock’s business and reputation. These risks may be heightened by the rapid growth and complexity of new models, evolving data sets and standards and market volatility.

TECHNOLOGY AND OPERATIONAL RISKS

A failure in, or disruption to, BlackRock’s operations, systems or infrastructure, including business continuity plans, could adversely affect operations, damage the Company’s reputation and cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s infrastructure, including its technological capacity, data centers and office space, is vital to the competitiveness of its business. Moreover, a significant portion of BlackRock’s critical business operations is concentrated in a limited number of geographic areas, including San Francisco, New York, London, Edinburgh, Budapest, Atlanta, Gurgaon and Belgrade. The failure to maintain an infrastructure commensurate with the size and scope of BlackRock’s business, or the occurrence of a business outage or event outside BlackRock’s control, including a major earthquake, hurricane, fire, terrorist act, pandemic, health crisis or other catastrophic event, or the actions of individuals or groups seeking to disrupt BlackRock’s operations in any location at which BlackRock maintains a major presence, could materially impact operations, result in business disruption or impede the Company's growth.

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

BlackRock is dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities it maintains to protect its computer and telecommunications systems and the data that resides on or is transmitted through them, including data provided by third parties that is significant to portions of BlackRock's business and products. An information security incident or disruption, such as a cyber-attack including social engineering, a phishing scam, business email compromise, malware, denial-of-service or ransomware attack, or a failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information. Moreover, developments in BlackRock’s use of process automation and artificial intelligence (“AI”), as well as the use of remote access by employees and mobile and cloud technologies, could heighten these and other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond BlackRock’s control. BlackRock’s growing exposure to the public Internet, as well as reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks, could disrupt BlackRock’s operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information or third-party data. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies including quantum computing increase the speed and computing power available.

The financial services industry has been the subject of cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including nation state actors, terrorist organizations, cyber criminals and hacktivists. BlackRock has been and continues to be the target of cyber-attacks, as well as the co-opting of its brand, and continues to monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt BlackRock’s operations and cause financial losses. Advances in technology, including generative AI, and use of such technology by malicious actors could heighten these risks. Although BlackRock has implemented policies and controls, and takes protective measures involving significant expense, to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, given the evolving nature of cyber threat actors and the increasing sophistication of cyber-attack methodology, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Moreover, due to the complexity and interconnectedness of BlackRock’s systems, the process of upgrading or patching the Company’s protective measures could itself create a risk of security issues or system disruptions for the Company, as well as for clients who rely upon, or have exposure to, BlackRock’s systems.

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

Any information security incident or cyber-attack against BlackRock or third parties with whom it is connected, including any interception, mishandling or misuse of personal, confidential or proprietary information or failure to disclose or communicate a cybersecurity incident appropriately, could result in material financial loss, loss of competitive position, regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline. In addition, BlackRock’s cybersecurity insurance may not cover all losses and damages from such events and BlackRock’s ability to maintain or obtain sufficient insurance coverage in the future may be limited.

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

In addition, the highly regulated business activities of many Aladdin clients may expose BlackRock to heightened regulatory scrutiny. For example, the changing political and regulatory environment in certain jurisdictions in which Aladdin clients are based has required BlackRock to open new data centers in those jurisdictions in order to host client data in the client’s home location. Operating new data centers in foreign jurisdictions may expose BlackRock to increased operational complexity, as well as additional regulatory risks associated with the compliance requirements of such jurisdictions. In addition, there has been increased regulatory scrutiny globally on technology and information providers, which may impact Aladdin and certain functionalities and tools.

A failure to effectively manage the development and use of AI, combined with an evolving regulatory environment, could have an adverse effect on BlackRock’s growth, reputation or business.

BlackRock uses machine learning and AI in its business and expects to continue to expand its AI capabilities, including through generative AI. AI methods are complex and rapidly evolving, and the introduction of AI into new or existing processes may result in new or enhanced governmental or regulatory scrutiny, IP or other litigation, data protection, confidentiality or information security risks, social or ethical concerns, competitive harm or other complications. For example, the use of datasets to develop and test AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, biased or harmful, or lead to adverse business decisions or operating errors. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. In addition, IP ownership and license rights, including copyright, surrounding AI technologies have not been fully addressed by US courts or federal, state or non-US laws or regulation. Furthermore, regulation of AI technologies is evolving globally. Efforts around use of these technologies require additional investment in operational controls and procedures, development and implementation of appropriate protections and safeguards for handling the use of data with AI, including with respect to data leakage, and regulatory compliance costs. Any failure to successfully integrate AI technologies, respond to client or market demands or effectively manage the related risks could harm BlackRock’s growth and reputation, adversely impact product offerings, client interactions or business initiatives, and expose the Company to legal and regulatory liabilities and additional costs, including regulatory fines or sanctions, which may cause its AUM, revenue and earnings to decline.

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

BlackRock employs a variety of organic and inorganic strategies intended to enhance earnings, increase product offerings, deliver whole-portfolio solutions, access new clients, leverage advances in technology and expand into new geographies. Inorganic strategies have included hiring smaller-sized investment teams, making minority investments in early- to mid-stage technological and other ventures, entering into strategic joint ventures and acquiring investment management and technology businesses, analytics, models and other IP. Inorganic transactions involve a number of financial, accounting, tax, regulatory, geographical and operational challenges and uncertainties, including in some cases, the assumption of pre-existing liabilities, which must be managed in order for BlackRock to realize the benefit of such transactions, and such transactions may be the subject of unanticipated liabilities arising from commercial disputes, information security vulnerabilities or breaches and IP or other legal claims. The success of BlackRock’s inorganic strategy also depends in large part on its ability to integrate the workforce, operations, strategies, technologies and other components of a target business following the completion of an acquisition. BlackRock may be required to commit significant management time, as well as create new, or grow existing, operational and support functions, to facilitate the integration of acquired businesses, manage combined future growth and maintain a cohesive corporate culture. There can be no assurance that BlackRock will be able to successfully integrate acquired businesses, retain associated talent, scale support functions or realize other intended benefits of its inorganic strategy in the timeframe BlackRock expects, or at all. Moreover, the challenges associated with BlackRock’s inorganic strategy may be heightened when inorganic transactions are in new geographic locations, involve new markets, products, business lines or early stage investments or are delivered via technology and systems that differ from those employed by BlackRock or that overlap with existing BlackRock businesses. In addition, in the case of minority investments and joint ventures, BlackRock may be subject to risks due to reputational harm, liability or loss resulting from, or relating to operating systems, risk management controls, and employees that are outside of BlackRock’s control, as well as risks related to the jurisdictions or markets in which such investees or joint ventures operate. For example, BlackRock has a minority investment in Circle Internet Financial (“Circle”), which is associated with crypto asset markets which experienced substantial volatility and high-profile enterprise failures and bankruptcies. The crypto asset markets are subject to significant regulatory uncertainty, which could also negatively impact BlackRock’s investment in Circle. Any failure to identify and mitigate the risks associated with acquisitions, joint ventures or minority investments through due diligence, governance or oversight rights, indemnification provisions and/or operational expertise, or to manage the integration of acquisitions effectively, could result in losses or impairments related to such transactions and have an adverse effect on BlackRock’s reputation or cause its AUM, revenue and earnings to decline, which may harm the Company’s competitive position in the investment management industry.

BlackRock is subject to risks associated with its proposed acquisition of GIP, including completion of the acquisition in the anticipated timeframe and failure to realize anticipated benefits of the acquisition.

BlackRock is subject to risks and uncertainties associated with its proposed acquisition of Global Infrastructure Partners (“GIP”), including the risk that a condition to closing may not be satisfied or waived, the possibility of failure to obtain necessary regulatory approvals, which may be outside of BlackRock’s or GIP’s control, or the possibility that the acquisition does not close in the anticipated timeframe or at all. BlackRock may not be able to realize the anticipated benefits of the acquisition, including synergies, value creation or other benefits of the proposed acquisition fully or at all, or on the timeline BlackRock expects. At times, the resources of either or both companies or the attention of certain members of their management may be focused on completion of the acquisition and diverted from day-to-day business operations, which may disrupt each company’s ongoing business. In addition, consummation of the acquisition may have an adverse impact on the Company, including from risks related to significant transaction costs, unknown liabilities, litigation and/or regulatory actions related to the acquisition or if the acquired business does not perform as expected, which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock's alternatives products include investments in early-stage companies, private equity portfolio companies and real assets, such as real estate, infrastructure and energy assets, which may expose BlackRock and its funds and accounts to new or increased risks and liabilities, as well as reputational harm.

BlackRock’s alternatives products include investments in early-stage companies, private equity portfolio companies and real assets, including real estate, infrastructure and energy assets, which may expose BlackRock and its funds and accounts to increased risks and liabilities that are inherent in the ownership and management of such investments and portfolio companies. These may include:

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
•
personal injury or property damage;
•
failures on the part of third-party servicers and operators, including managers and contractors, appointed in connection with investments or projects to adequately perform their contractual duties or operate in accordance with applicable laws;
•
risks related to investments in emerging markets, including economic and political risks and differences in legal or regulatory environments, which may make enforcement of legal obligations more difficult;
•
exposure to stringent and complex non-US, federal, state and local laws, ordinances and regulations, including those related to financial crime, permits, government contracting, conservation, exploration and production, tenancy, occupational health and safety, foreign investment and environmental protection;
•
environmental hazards, such as natural gas leaks, product and waste spills, pipeline and tank ruptures, and unauthorized discharges of products, wastes and other pollutants;
•
changes to the supply and demand for properties and/or tenancies or fluctuations in the price of commodities;
•
risks related to the availability, cost, coverage and other limitations on insurance;
•
risks related to governance and oversight, including board oversight, of portfolio companies;

•
the financial resources of tenants; and
•
contingent liabilities on disposition of investments.

The above risks may expose BlackRock’s funds and accounts to additional expenses and liabilities, including costs associated with delays or remediation, and increased legal or regulatory costs, all of which could impact the returns earned by BlackRock’s clients. These risks could also result in direct liability for BlackRock by exposing BlackRock to losses, regulatory sanctions or litigation, including claims for compensatory or punitive damages. Similarly, market conditions may change during the course of developments or projects in which BlackRock invests and those changes may make such developments or projects less attractive than at the time they were commenced and potentially harm the investment returns of BlackRock’s clients. The occurrence of any such events may expose BlackRock to reputational harm, divert management’s attention away from BlackRock’s other business activities or cause its AUM, revenue and earnings to decline.

Operating in international markets increases BlackRock’s operational, political, regulatory and other risks.

As a result of BlackRock’s extensive international operations, the Company faces associated operational, regulatory, reputational, political and foreign exchange rate risks, many of which are outside of the Company’s control. Operating outside the US may also expose BlackRock to increased compliance risks, as well as higher costs to comply with US and non-US anti-corruption, anti-money laundering and sanctions laws and regulations. Similarly, certain jurisdictions in which BlackRock operates may not have comparable levels of protection for corporate assets, such as IP, and client information and records, to the US. As a result, there may also be heightened information security or privacy risks in those jurisdictions. Any theft or unauthorized use of data, technology or IP may negatively impact BlackRock’s business operations and reputation. In addition, changes to the political or regulatory environment in a jurisdiction in which BlackRock operates, including increased restrictions or scrutiny, may adversely impact BlackRock’s business or operating activities. The failure of the Company’s systems of internal control to mitigate such risks, or of its operating infrastructure to support its global activities, could result in operational failures and regulatory fines and/or sanctions and impede the Company's growth, which may cause the Company’s AUM, revenue and earnings to decline.

RISKS RELATED TO HUMAN CAPITAL

The potential for human error in connection with BlackRock’s operational systems could disrupt operations, cause losses, lead to regulatory fines or damage the Company’s reputation and may cause BlackRock’s AUM, revenue and earnings to decline.

Many of BlackRock’s operations are highly complex and are dependent on the Company’s ability to process and monitor a large number of transactions, many of which occur across numerous markets and currencies at high volumes and frequencies. Although BlackRock expends considerable resources on systemic controls, supervision, technology and training in an effort to ensure that such transactions do not violate client guidelines and applicable rules and regulations or adversely affect clients, counterparties or the Company, BlackRock’s operations are dependent on its employees. From time-to-time, employees make mistakes that are not always immediately detected by systems, controls, policies and procedures intended to prevent and detect such errors. These can include calculation errors, errors in software implementation or development, failure to ensure data security, follow processes, patch systems or timely report issues, or errors in judgment. Such risks may be exacerbated in times of increased market volatility, high trading volumes or workforce turnover. Human errors, even if promptly discovered and remediated, may disrupt operations or result in regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline.

Fraud, the circumvention of controls or the violation of risk management and workplace policies could have an adverse effect on BlackRock’s reputation, which may cause the Company’s AUM, revenue and earnings to decline.

BlackRock seeks to foster a positive workplace culture, has adopted a comprehensive risk management framework and continues to enhance various controls, procedures, policies and systems to monitor and manage risks. Notwithstanding these measures, BlackRock cannot ensure that its workplace culture or such controls, procedures, policies and systems will successfully identify and manage internal and external risks and BlackRock employees have in the past engaged in improper conduct. In addition, BlackRock is subject to the risk that its employees, contractors or other third parties may in the future deliberately or recklessly seek to circumvent established controls to commit fraud, pay or solicit bribes or otherwise act in ways that are inconsistent with the Company’s controls, policies, procedures, workplace culture or principles. This risk may be heightened as BlackRock expands into new markets and increases the breadth of its business offerings, all of which introduce additional complexity to its risk management program. The changing nature of the office environment, such as return to office arrangements and remote and alternative work models, could cause employees to become disconnected with corporate culture and policies, which may increase operational issues. Persistent attempts to circumvent policies and controls or repeated incidents involving fraud, conflicts of interests or transgressions of policies and controls could have an adverse effect on BlackRock’s reputation, cause adverse publicity, and result in litigation, regulatory inquiries, fines and/or sanctions, which may cause the Company’s AUM, revenue and earnings to decline.

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

In addition, a percentage of the deferred compensation that BlackRock pays to certain of its employees is tied to the Company’s share price. As such, decreases in BlackRock’s share price could impair the retention value of such deferred compensation. There can be no assurance that the Company will continue to be successful in its efforts to recruit and retain employees and effectively manage executive succession. If BlackRock is unable to offer competitive compensation or otherwise attract, develop and retain talented individuals, or if it fails to effectively manage executive succession, the Company’s ability to compete effectively and retain its existing clients may be materially impacted.

RISKS RELATED TO KEY THIRD-PARTY RELATIONSHIPS

The impairment or failure of third parties may negatively impact the performance of products and accounts that BlackRock manages, which may cause BlackRock’s AUM, revenue and earnings to decline.

BlackRock’s investment management activities expose the products and accounts it manages for its clients to many different industries and counterparties, including distributors, brokers and dealers, commercial and investment banks, clearing organizations, mutual and hedge funds, and other institutional clients. Transactions with counterparties expose BlackRock’s clients to credit risk in the event the applicable counterparty defaults. Although BlackRock regularly assesses risks posed by its counterparties, such counterparties may be subject to sudden swings in the financial and credit markets that may impair their ability to perform or they may fail to meet their obligations. Counterparties may also experience lapses in their internal controls or risk management systems or expose BlackRock and/or its clients to losses resulting from employee malfeasance, negligence or human error. In addition, the concentration of certain financial institutions that BlackRock uses to facilitate securities and derivatives transactions for its clients, including clearing organizations, exchanges and central agents, increases the risk that a technical or operational issue at, or default by, one such institution could introduce operational issues or delays impacting multiple BlackRock clients. Any such operational issue, impairment or failure could negatively impact the performance of products that BlackRock manages for its clients, which may lead to client attrition and, in turn, cause BlackRock’s AUM, revenue and earnings to decline.

The failure of key third-party providers to BlackRock to fulfill their obligations or a failure by BlackRock to maintain its relationships with key third-party providers could have a material adverse effect on BlackRock’s growth, reputation or business, which may cause the Company’s AUM, revenue and earnings to decline.

BlackRock depends on a number of key third-party providers for various fund administration, accounting, custody, market and environmental, social and governance (“ESG”) data, market indices, insurance, technology and AI, cloud hosting and transfer agent roles and other distribution and operational needs. Further, BlackRock relies upon a relatively concentrated group of third-party index providers to deliver services that are integral to its clients’ investment decisions. The index provider industry is characterized by large vendors and the use of long-term contracts remains the market standard. This industry structure may limit BlackRock’s ability to renegotiate its index provider contracts on favorable terms or at all. While BlackRock performs focused diligence on its vendors in an effort to ensure they operate in accordance with expectations, to the extent any significant deficiencies are uncovered, there may be few, or no, alternative vendors available. In addition, BlackRock’s operations and processes rely on commercially available data provided by third parties as well as providers of services, including technology services, and operating errors, process delays and failures or failures to comply with data usage requirements with respect to these service providers may adversely impact BlackRock. Data providers commonly disclaim the accuracy and completeness of data and BlackRock does not have the ability to validate or verify the accuracy and completeness of commercially sourced datasets. Moreover, in situations where BlackRock has limited access to alternative vendors, or where the nature of BlackRock’s arrangement with a vendor requires a long term-commitment, BlackRock may be dependent on such vendor for continuous operational reliability and may be unable to avoid incurring costs if such vendor introduces required upgrades to its services.

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

In April 2020, BlackRock announced a strategic partnership to host Aladdin infrastructure on the Microsoft Azure cloud and commenced a multi-year plan to migrate the Aladdin environments for BlackRock and its external Aladdin clients to the cloud. In addition, BlackRock has also migrated certain systems that support its corporate functions to cloud-based platforms. The benefits of cloud-based platforms are significant and BlackRock has adopted a robust risk-based approach to its migration strategies; however these partnerships also introduce new risks, including: (1) risks associated with relying on third-parties for aspects of infrastructure reliability and stability; (2) software and information security risks arising from the use of cloud technology; (3) operational and execution risks, including those related to migration; and (4) risks related to increased regulatory oversight and new compliance obligations, which risks may be further exacerbated as BlackRock and the Aladdin platform continue to grow. Failures by BlackRock to manage these risks, and/or risks associated with future potential technology partnerships, may result in escalating costs, financial loss, client dissatisfaction or attrition, regulatory fines and/or sanctions, reputational harm or legal liability, which, in turn, may cause BlackRock’s AUM, revenue and earnings to decline.

Disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded fund (“ETF”) platform may adversely affect the prices at which ETFs trade, particularly during periods of market volatility.

BlackRock is the largest provider of ETFs globally. Shares of ETFs trade on stock exchanges at prices at, above or below the ETF’s most recent net asset value (“NAV”). The NAV of an ETF is calculated at least once daily, generally at the end of each business day, and fluctuates with changes in the market value of the ETF’s holdings. The trading price of the ETF’s shares fluctuates continuously throughout trading hours. The creation/redemption feature and arbitrage mechanism of an ETF are designed to make it more likely that the ETF’s shares normally will trade at prices close to the NAV. Notwithstanding these features, exchange prices have in the past deviated measurably from the NAV of certain ETFs and may under certain circumstances do so in the future. ETF market prices are subject to numerous potential risks, including trading halts invoked by a stock exchange, and the inability or unwillingness of market makers, authorized participants, settlement systems or other market participants to perform functions necessary for an ETF’s arbitrage mechanism to function effectively. These risks may be heightened as a result of significant market volatility, the growth of the ETF industry combined with increased market activity, as well as the complexity associated with certain products or asset classes. Moreover, if market events lead to incidences where ETFs trade at prices that deviate meaningfully from an ETF’s NAV, or trading halts are invoked by the relevant stock exchange or market, investors may lose confidence in ETF products and redeem their holdings, which may cause BlackRock’s AUM, revenue and earnings to decline.

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
BlackRock is also subject to certain risk retention rules and regulation, as well as regulatory capital requirements, which require the Company to maintain capital to support certain of its businesses. Furthermore, many jurisdictions in which BlackRock operates have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the GDPR and UK GDPR, which impose stringent data protection rules for individuals within the European Economic Area (“EEA”) and UK, respectively, and for personal data exported outside the EEA and UK.

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

Policymaking workstreams focused on the financial services sector led by global standard setters, such as the Financial Stability Board (“FSB”) and International Organization of Securities Commissions (“IOSCO”), may lead to or inform new regulations in multiple jurisdictions in which BlackRock operates. Such workstreams have focused on areas such as money market funds (“MMFs”), open-ended funds (“OEFs”) and sustainability regulations. BlackRock is, and may become, subject to increasing regulation in these areas, see Item 1, Business – Regulation, including:

•
Macroprudential Policies for Asset Managers: Concerns about liquidity and leverage risks in the asset management industry and wider market-based finance sector have been heightened since the COVID-19 pandemic and reinforced by the Liquidity Driven Investment events in the UK. This has prompted a broad review of existing regulations globally, including an assessment of the adequacy of certain structural market components in mitigating risks by the FSB, IOSCO, the US Securities and Exchange Commission (the “SEC”) and the Financial Stability Oversight Council (“FSOC”). In November 2022, the SEC proposed amendments to rules governing OEF liquidity risk management and swing pricing. The EU also proposed reforms to increase the availability of liquidity management tools to OEFs (including MMFs), enhance reporting on the use of liquidity management tools by OEFs to national regulators and allow such regulators to require OEF managers to activate liquidity management tools in extreme market conditions. Meanwhile, the UK proposed introducing liquidity facilities to certain asset owners, which could result in regulatory burdens on asset managers. If any of these regulatory or policy actions result in broad application of macroprudential tools to OEFs or require changes to structural features of certain OEFs, it could limit BlackRock’s ability to offer products to certain clients and/or result in clients altering their investment strategies or allocations in a manner that is adverse to BlackRock.

•
Global MMF Reforms: Following the market events of March 2020, US, UK and EU authorities initiated a review of existing regulatory frameworks with the aim of improving the resilience of MMFs in market downturns. In the US, the SEC adopted changes to Rule 2a-7, the primary rule under the Investment Company Act of 1940 governing MMFs, including changes to required liquidity levels and certain operational aspects of such funds, and requiring mandatory liquidity fees under certain circumstances. The UK released a consultation in December 2023 indicating their intent to change regulatory requirements for MMFs domiciled or marketed in the UK, including material increases in required liquidity levels. Although EU authorities stated in July 2023 that they would not re-open the EU regulatory framework for MMFs in the near term, the UK’s proposed changes may increase pressure to implement similar reforms as the vast majority of MMFs sold in the UK are EU-domiciled and regulated. Such regulatory reforms could significantly and adversely impact certain of BlackRock’s MMF products.
•
ESG and Sustainability: ESG and sustainability have been the subject of increased regulatory focus across jurisdictions. The International Sustainability Standards Board (“ISSB”) released its first two disclosure standards in 2023, which may inform national regulators’ approaches. For example, the UK, Singapore, Hong Kong, Taiwan and Australia have already indicated their intention to endorse these standards. In the US, the SEC has proposed a series of rules that would require, among other things: (1) corporate issuers to make substantial climate-related disclosures in periodic reports, including with respect to governance, risk management, business strategy, financial statement metrics and greenhouse gas (“GHG”) emissions and (2) enhanced ESG disclosures by investment companies and investment advisers in fund and adviser filings, including disclosures on ESG strategies and how ESG factors are considered, and GHG emissions disclosure by certain environmentally focused funds. Furthermore, the SEC has announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers. It has also increased scrutiny of disclosure and compliance issues relating to investment advisers’ and funds’ ESG strategies, policies and procedures. In addition, the US Department of Labor (“DOL”) issued final rules clarifying that Employee Retirement Income Security Act of 1974, as amended (“ERISA”) plan fiduciaries can, but are not required to, consider the economic effects of ESG factors for purposes of investing ERISA plan assets and exercising voting rights with respect to plan investments. Moreover, California passed several laws in 2023 that will require companies doing business in California to make certain types of climate-related disclosures, and other states may adopt similar laws.

The EU has enacted numerous regulations on ESG and sustainability, including on sustainability-related disclosures by financial market participants; integration of sustainability considerations into investment and risk management processes of asset managers and other institutional investors; making the advice and financial product distribution process more receptive to end-investor sustainability preferences; and requiring asset managers to report against an EU-wide taxonomy of environmentally sustainable activities and make detailed disclosures relating to ESG characteristics of funds and portfolios. Further regulations include the Corporate Sustainability Reporting Directive, which will require enhanced sustainability reporting for EU-based corporate issuers, with phased implementation beginning in 2024 and for a wider group of global companies from 2028. In December 2023, the EU reached provisional agreement on a directive, which if adopted in its current form, would require a wide group of European and global companies to provide transition plans and conduct due diligence on the sustainability of their suppliers. The EU and the UK Financial Conduct Authority (“FCA”) are also developing rules and guidelines for the use of ESG or sustainability related terms in fund names, focused on specifying a minimum threshold of assets meeting ESG or sustainable criteria for such funds. Within the UK, the FCA has proposed UK-specific sustainability regulations, including a sustainable product classification system for funds and enhanced disclosure requirements, which are expected to apply on a staggered basis from July 2024. In addition, HMT released a consultation to bring ESG rating providers under regulation by the FCA and will consult on a UK-specific taxonomy of environmentally sustainable activities.

A number of Asia-Pacific jurisdictions are consulting on sustainability reporting obligations aligned with the ISSB standards. Similarly, policymakers in Japan have announced that they are preparing a local version of the ISSB standards. Japan and Singapore have published codes of conduct for ESG data and ratings providers, with Hong Kong considering a similar approach, while India introduced a regulatory framework for ESG ratings providers in July 2023.

As jurisdictions continue to develop legal frameworks on ESG and sustainability regulations, BlackRock faces increased fragmentation risk related to local implementation, resulting in complex and potentially conflicting compliance obligations and legal and regulatory uncertainty.

Global regulatory reforms could require BlackRock to alter its future business or operating activities, which could be time-consuming and increase costs, including costs related to regulatory compliance, result in litigation, impede the Company’s growth and cause its AUM, revenue and earnings to decline. Regulatory reform may also impact BlackRock’s clients, which could cause them to change their investment strategies or allocations in manners that may be adverse to BlackRock.

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

In recent years, a number of regulatory reforms have been proposed or fully or partially implemented in the US, and the level of regulatory scrutiny to which BlackRock is subject has increased. These risks have been heightened as the pace of regulatory rulemaking has intensified. BlackRock, as well as its clients, vendors and distributors, have expended resources and altered certain of their business or operating activities to prepare for, address and meet the requirements that such regulatory reforms impose. While BlackRock is, and may become, subject to numerous reform initiatives in the US, see Item 1, Business – Regulation, key regulatory reforms that may impact the Company include:

•
Antitrust Rules and Guidance: In 2023, the Federal Trade Commission (“FTC”) and the Antitrust Division of the Department of Justice (the “DOJ”) issued a notice of proposed rulemaking with amendments to rules enacted under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) that require parties in certain transactions to provide the FTC and DOJ prior notice and observe a waiting period before consummation of such transactions. The proposals would significantly expand the information required to be reported and documentation to be submitted in connection with an HSR filing. If enacted as drafted, the proposed rules could substantially increase BlackRock’s pre-merger notification expenses and delay transactions. In December 2023, the FTC and DOJ also jointly issued new merger guidelines, which could impact the ability of the Company to expand its services through strategic investments or acquisitions.
•
Designation as a Systemically Important Financial Institution (“SIFI”): The FSOC has the authority to designate nonbank financial institutions as SIFIs in the US under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. In November 2023, the FSOC finalized amendments to its existing interpretive guidance to remove the prioritization of an activities-based approach over an entity-specific approach to designation in connection with addressing potential risks to financial stability, although the amendment clarified that the FSOC retained the ability to use an activities-based approach when appropriate. If BlackRock is designated as a SIFI, it could become subject to enhanced regulatory and capital requirements and direct supervision by the Federal Reserve.

•
US DOL Fiduciary Rule: In October 2023, the US DOL proposed a new regulation redefining the meaning of “investment advice fiduciary” under ERISA as well as amendments to several prohibited transaction exemptions applicable to investment advice fiduciaries. If adopted as proposed, the rule would substantially expand when a person would be considered a fiduciary subject to ERISA and could require BlackRock to revise a number of its distribution relationships, create compliance and operational challenges for BlackRock and its distribution partners, and limit BlackRock’s ability to provide certain services to applicable clients.
•
SEC Rules Governing Security-Based Swaps: In 2021, the SEC proposed rules in connection with security-based swaps (“SBS”) transactions to require public reporting of large SBS positions. These rules, if adopted as proposed, may affect the types of transactions BlackRock may choose to execute in SBS or other SBS-related assets, introduce or increase costs relating to such transactions, and impact the liquidity in the SBS markets in which BlackRock transacts.
•
SEC Rules on Private Fund Advisers: In 2023, the SEC adopted new rules and amendments to enhance regulation of private fund advisors. These included amendments to Form PF for registered investment advisers requiring new disclosures, filing obligations and enhanced reporting. The SEC adopted additional rules requiring registered private fund advisers to, among other things, provide quarterly reports to fund investors, obtain annual audits for funds, distribute fairness opinions in connection with certain transactions, prohibit certain types of preferential terms and treatment, and provide transparency to investors of all types of preferential treatment granted to other investors in the same fund. Implementing these rules and amendments may significantly increase BlackRock’s reporting, disclosure and compliance obligations and create operational complexity for BlackRock’s alternatives products.
•
Proposed Rules on Regulation ATS: In 2023, the SEC re-proposed amendments to Regulation ATS. The proposed rules would expand the types of systems that could fall within the definition of “exchange” and extend Regulation ATS and Regulation Systems Compliance and Integrity to systems involving US government securities trading. If enacted as proposed, these rules may increase compliance costs for BlackRock.
•
SEC US Treasury Clearing Mandate: In December 2023, the SEC adopted rules mandating central clearing of US Treasury repurchases and certain other Treasury transactions. The rules require many market participants, including a large number of BlackRock funds and accounts, to clear Treasury repurchase transactions and potentially certain cash Treasury securities transactions through a clearing agency registered with the SEC, which could increase transaction costs for BlackRock’s clients.
•
Proposed Rules on Equity Market Structure: In 2023, the SEC proposed equity market structure reforms that would significantly change how national market system (“NMS”) stock orders are priced, executed and reported. The reforms include: (1) a requirement for certain retail orders to be subject to order-by-order competition, (2) an SEC-level best execution rule and (3) an adjustment to the tick sizes at which NMS stocks can be quoted or traded. If enacted as proposed, the collective impact of the rules may adversely affect market efficiency and execution costs, which would result in negative effects for BlackRock’s business and clients.
•
SEC Rules on Short Sales and Reporting of Securities Loans: In 2023, the SEC adopted a new rule requiring certain institutional managers to report short positions and activity to the SEC for publication on an aggregate basis, which could potentially impact investment strategies and result in greater operational burdens and cost for BlackRock. The SEC also adopted a new rule requiring certain persons to report information on securities loan transactions to a registered national securities association which will then publish certain information. The rule may increase BlackRock’s operational burdens and costs.
•
SEC Standard Settlement Rules: In 2023, the SEC adopted amendments and new rules which, among other things, shortened the standard settlement for most securities transactions to one business day after the trade date (T+1), which will likely increase BlackRock’s operational burdens and costs.
•
SEC Predictive Data Analytics Rules: The SEC proposed new rules in 2023 that would require broker-dealers and investment advisers, when engaging or communicating with investors using predictive data analytics (“PDA”) and PDA-like technologies, to evaluate such technologies for conflicts of interest and, where identified, eliminate or neutralize the conflict of interest. If adopted as proposed, the rules could encompass a wide range of forward-looking uses of technology applications and impose significant operational burdens and costs.
•
SEC Rulemakings for US Registered Funds and Investment Advisers: The SEC has recently engaged in various initiatives and reviews impacting regulatory structure governing the asset management industry and registered investment companies. For example, the SEC adopted rules requiring certain funds to provide tailored fund shareholder reports, adopted final amendments to the rule governing fund names, expanding the scope of the rule to fund names including growth, value, ESG or similar terms, and proposed rules governing outsourcing of certain functions by investment advisers to service providers.

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

European Union

•
Enhanced Regulatory Scrutiny of Technology Service Providers to Financial Services Firms: The EU’s Digital Operational Resilience Act (“DORA”), which focuses on direct regulation of providers and users of technology and data services, will become applicable beginning in January 2025. DORA will, among other things: (1) introduce additional governance, risk management, incident reporting, resilience testing and information sharing requirements to several of BlackRock’s European entities and certain Aladdin clients; and (2) potentially subject Aladdin to additional oversight. In parallel with DORA, the UK proposed a new Critical Third Party regime to regulate certain third parties designated by HMT as “critical” to the financial sector, and UK regulators have issued a consultation on proposed requirements for “critical” third parties, with further consultations expected in 2024.

•
Retail Investment Strategy: In 2023, the European Commission (“EC”) adopted a Retail Investment Strategy package with wide-reaching amendments intended to enhance protections for retail investors. If enacted as proposed, these changes may impact BlackRock’s operations in European markets, including product development, client servicing and distribution models.

United Kingdom

•
FSMA 2023: The Financial Services and Markets Act 2023 (“FSMA”) reflects significant changes to the UK framework for financial services regulation, including changes that: (1) revoke retained EU law related to financial services regulation, (2) amend the UK Markets in Financial Instruments Directive and Markets in Financial Instruments Regulation frameworks, (3) establish a new designated activities regime and (4) reform the financial promotion regime for unauthorized firms. The UK government and FCA are expected to publish further legislation setting out specific changes impacting the UK market in 2024.
•
Mansion House Reforms: The Mansion House reforms announced in July 2023 also build on the new UK regulatory framework enabled by the FSMA. Potential impacts to the asset management sector include: (1) repeal and replacement of the packaged retail and insurance based investment products ("PRIIPs") Regulation; (2) review of the UK’s green finance strategy, including potential regulation of ESG data providers; (3) review of governance through the Senior Managers and Certification Regime; (4) repeal of EU legislation on the European Long-Term Investment Fund; (5) market infrastructure reforms; (6) reassessment of the boundary between investment advice and financial guidance; and (7) independent review of the UK investment research landscape.
•
Overseas Fund Regime (“OFR”): OFR, the simplified regime through which non-UK funds can register with the FCA to be marketed to UK retail investors, was enacted in February 2022 and is expected to be implemented through 2024. OFR requires consumer protection regimes in EU countries where BlackRock funds are domiciled to be found equivalent to the UK’s regime in order to market such funds in the UK.
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
•
UK Stewardship Code Review: The UK Financial Reporting Council has announced a planned review of the UK Stewardship Code in 2024 to consider potential revisions to address stakeholder concerns.

Asia-Pacific

•
Regulatory Environment in China: The Company’s operations in China are subject to a number of regulatory risks, including an evolving regulatory environment and complex data security and data transfer regulations. These factors may increase compliance risk and costs, limit the Company’s ability to source and execute new investment opportunities and lead to impairment losses on its investments. Restrictions on transfers of certain types of onshore data of the Company’s Chinese entities to offshore entities also may limit BlackRock’s ability to aggregate, report and monitor such data on its global platform. In addition, a number of regulators in China have jurisdiction over BlackRock’s business operations, increasing operational and regulatory engagement complexity. These risks may be further heightened by additional scrutiny by Chinese regulators of certain sectors, such as technology and other industries that might be deemed to be of national importance.

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

BlackRock faces increasing focus from regulators, officials, clients and other stakeholders regarding ESG matters, which may adversely impact its reputation and business.

BlackRock faces increasing focus from regulators, officials, clients and other stakeholders regarding ESG matters. BlackRock offers choice to its clients who have a variety of goals and preferences, including those who want to increase their exposure to the low-carbon transition and those who choose not to invest in products or strategies with sustainable investment objectives. BlackRock is subject to competing demands from different stakeholder groups with divergent views on ESG-related matters, including in countries in which BlackRock operates and invests, as well as in states and localities where BlackRock serves public sector clients. This divergence has and continues to increase the risk that any perceived or actual action or lack thereof by BlackRock on such matters on behalf of its clients will be viewed differently by various stakeholders and adversely impact BlackRock’s reputation and business, including through withdrawals, redemptions, terminations or decisions not to commit or invest new capital by clients, as well as legal and governmental action and scrutiny. Some US states and state officials have adopted or proposed legislation or otherwise have taken official positions restricting or prohibiting state government entities from doing certain business with entities identified by the state as “boycotting” or “discriminating” against particular industries or considering ESG factors in their investment processes and proxy voting. Other states and localities may adopt similar legislation or other ESG-related laws and positions that adversely impact BlackRock’s business. BlackRock may also communicate certain initiatives and goals for its corporate activities related to environmental, diversity, and other ESG-related matters. BlackRock could be criticized for the scope or nature of any initiatives or goals, or for revisions thereto. Such initiatives or goals may be difficult or costly to implement, may not advance at the anticipated pace, or be accomplished within the announced timeframe or at all. If BlackRock is not able to successfully manage ESG-related expectations across varied stakeholder interests, it may adversely affect BlackRock’s reputation, ability to attract and retain clients, employees, shareholders and business partners or result in litigation, legal or governmental action, which may cause its AUM, revenue and earnings to decline.

Damage to BlackRock’s reputation may harm its business.

BlackRock’s reputation is critical to its relationships with its clients, employees, shareholders and business partners. BlackRock’s reputation may be harmed by, among other factors, regulatory, enforcement or other governmental actions, technology or operational failures, poor investment performance, ineffective management or monitoring of key third-party relationships, ransomware or other cybersecurity incidents, privacy incidents, employee errors or misconduct, failures to manage risks or conflicts of interest, or legal actions related to BlackRock or its products and services. In addition, BlackRock’s business, scale and investments subject it to significant media coverage and increasing attention from a broad range of stakeholders. This heightened scrutiny has resulted in negative publicity and adverse actions for BlackRock and may continue to do so in the future. Any perceived or actual action or lack thereof, or perceived lack of transparency, by BlackRock on matters subject to scrutiny, such as ESG, may be viewed differently by various stakeholders and adversely impact BlackRock’s reputation and business, including through redemptions or terminations by clients, and legal and governmental action and scrutiny. BlackRock’s global presence and investments on behalf of its clients around the world could also lead to heightened scrutiny and criticism in an increasingly fragmented geopolitical landscape. For example, BlackRock has received criticism from some stakeholders because of its operations and investments in certain countries on behalf of clients, including China. These criticisms could adversely impact BlackRock’s reputation and business. In addition, the increasing popularity of social media and non-mainstream Internet news sources may lead to faster and wider dissemination of adverse publicity or inaccurate information about BlackRock, making effective remediation more difficult. Damage to BlackRock’s reputation may impact BlackRock’s ability to attract and retain clients, employees, shareholders and business partners, which may cause its AUM, revenue and earnings to decline.

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

Moreover, as BlackRock’s business grows it is becoming subject to a greater number of regulatory, industry-level or issuer-specific threshold limits and scrutiny that may prevent BlackRock from holding positions in certain equity securities, securities convertible into equity securities or futures contracts in excess of certain thresholds. Although BlackRock is actively engaged in regulatory, issuer-specific and structural initiatives to create additional investment capacity, threshold limits may nonetheless prevent the purchase of certain securities which may, in turn, impact the performance of certain BlackRock index funds by increasing tracking error relative to the funds’ benchmarks, impact the performance of certain BlackRock actively managed funds by preventing them from taking advantage of alpha generating opportunities, and impede the Company's growth.

BlackRock has been the subject of commentary citing concerns about the scale of its index investing business, as well as purported competition issues relating to the common ownership theory.

As a leader in the index investing and asset management industry, BlackRock has been the subject of commentary citing concerns about the growth of index investing and concentrated proxy voting power. Some commentators have argued that continued growth of index funds has the potential to impact stock market competitiveness by exacerbating stock price moves and market volatility. Some commentators, regulators and lawmakers have also argued that index managers have accumulated outsized influence through the proxy voting power their clients have assigned them. Some have proposed limitations on the ability of index fund managers to vote on behalf of their clients, or that voting and engagement on certain topics should trigger changes in regulatory status. Additional commentary focuses on the common ownership theory, an academic theory stating that minority ownership of multiple companies within a single industry by the same investor leads to anticompetitive effects. This theory purports to link aggregated equity positions in certain industries with higher consumer prices and executive compensation and lower wages and employment rates, among other things. In the US, the FTC cited common ownership as a disqualifying factor in a proposed exemption from pre-merger notification rules and as a consideration underlying its consultation on rules applying to acquisitions of voting securities by investment entities. In 2021, the FTC identified common ownership as a key enforcement area and passed a resolution empowering individual commissioners to investigate shareholder conduct in connection with common ownership. In 2023, the FTC and DOJ released new merger guidelines recognizing that common ownership may reduce competitive incentives. Common ownership may be given greater consideration in regulatory investigations, studies, rule proposals, policy decisions and/or the scrutiny of mergers and acquisitions. The debate on common ownership is still on the agenda of competition regulators globally, and common ownership may continue to be a consideration for the EC, among others, including in the assessment of mergers and investigations. For example, EC and European Parliament reports in 2020 suggested that more evidence was required on the impact of common ownership on competition, and a committee of the Australian House of Representatives held an inquiry in 2021 on the implications of common ownership and capital concentration on Australian companies and markets. In 2023, the UK Competition & Markets Authority (“CMA”) established a new economic research unit which identified common ownership as a potential research topic. There is substantial literature casting doubt on the assumptions, data, methodology and conclusions associated with the common ownership theory and competition regulators, including at the FTC and CMA, have acknowledged that the debate around the theory remains unsettled. Nevertheless, some commentators have proposed remedies, including limits on the ownership stakes of common owners that, if enacted into policy, could have a negative impact on the capital markets, as well as increase costs and limit the availability of products for investors. Such policy solutions could, in turn, adversely affect BlackRock.

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

The Organisation for Economic Cooperation and Development (“OECD”) has proposed certain international tax reforms, which, among other things, would (1) shift taxing rights to the jurisdiction of the consumer and (2) establish a global minimum tax for multinational companies of 15% (namely the “Pillar One” and “Pillar Two” Framework). EU member states adopted, or plan to adopt, laws implementing the OECD’s minimum tax rules under the Pillar Two Framework, which are expected to go into effect in 2024. Several other countries, including the UK, have changed or are considering changes to their tax law to implement the OECD’s minimum tax proposal. As a result of these developments, the tax laws of certain countries in which BlackRock does business have and may continue to change, and any such changes could increase its tax liabilities. The Company is continuing to monitor legislative developments and evaluate the potential impact of the Pillar Two Framework on future periods.

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

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of the Company’s approach to enterprise risk management (“ERM”). The Company leverages a multi-lines-of-defense model with cybersecurity operational processes executed by global information security and other teams across the firm and dedicated internal audit technology and technology risk management (“TRM”) teams that independently review technology risks. The Company’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, including NIST CSF, FFIEC CAT, FedRAMP, SOC 1/2, ISO 27001/2 and others. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that is designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of the Company’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

•
Governance: As discussed in more detail under the heading “Cybersecurity Governance” below, the Board’s oversight of cybersecurity risk management is supported by the Risk Committee, which regularly interacts with the Company’s risk management function, the Company’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).
•
Cross-Functional Approach: The Company has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.
•
Safeguards: The Company deploys a range of people, process and technical controls that are designed to protect the Company’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation, intrusion detection and prevention; tabletop exercises; ongoing vulnerability and patch management; vendor due diligence; multi-factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti-malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, and restricted administrative privileges; employee awareness, training, and phishing testing; data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.
•
Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident, including processes designed to assess, escalate, contain, investigate and remediate the incident, as well as to comply with applicable legal obligations and mitigate potential reputational damage. Such plans are evaluated on a periodic basis.
•
Third-Party Risk Management: The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems. Operational incidents can arise as a result of failures by third parties with which the Company does business, such as failures by internet, communication technology and cloud service providers or other vendors to adequately follow processes and procedures, safeguard their systems or prevent system disruptions or cyber-attacks. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by the Company’s cybersecurity program. BlackRock also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.
•
Education and Awareness: The Company’s employees and contractors are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats, and receive communications on the Company’s evolving information security policies and procedures.

The Company’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of the Company’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of the Company's cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums in an effort to improve both internal and sector cybersecurity defense. The Company regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to the Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2023, BlackRock is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect BlackRock’s business strategy, results of operations, or financial condition. For additional information on whether and how risks from cybersecurity threats are reasonably likely to materially affect BlackRock, see “A cyber-attack or a failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt operations and lead to financial losses and reputational harm, which may cause BlackRock’s AUM, revenue and earnings to decline.” under Part I, Item 1A, Risk Factors herein.

Cybersecurity Governance

BlackRock’s Board of Directors is actively engaged in the oversight of BlackRock’s risk management program. The Risk Committee assists the Board with its oversight of the Company’s levels of risk, risk assessment, risk management and related policies and processes, including risks arising from cybersecurity threats. The Risk Committee receives regular reports on the Company’s cybersecurity program, technology resilience risk management and related developments from members of the Company's information security team, including the CISO. The Board and the Risk Committee also receive information regarding cybersecurity incidents that meet certain reporting thresholds. On an annual basis, senior members of BlackRock’s technology, risk and information security teams provide a comprehensive overview of BlackRock’s cyber risk and related programs to a joint session of the Board’s Risk and Audit Committees.

Technology and cybersecurity risks at BlackRock are also overseen by the TRCC, a dedicated management risk governance committee and sub-committee of the firmwide ERC. The chair of the TRCC is appointed by the head of Enterprise Risk Management at the Company and its members include the CISO as well as a broad range of senior business stakeholders across BlackRock. The TRCC is responsible for oversight of BlackRock’s technology and cybersecurity risk management practices and helps ensure that technology and cybersecurity risks remain within firmwide risk tolerances and technology and cybersecurity risk issues are escalated as appropriate to the ERC and other committees. The TRCC also reviews any relevant technology and cybersecurity risk related issues and helps ensure that they are appropriately escalated, reported, and remediated.

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by the Company’s CISO. As of December 31, 2023, the CISO had over 30 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions. He also holds the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

The CISO and members of the TRCC monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management processes described above, including the operation of BlackRock’s incident response plan.

Item 2. Properties

BlackRock's principal office, which is leased, is located at 50 Hudson Yards, New York, New York. BlackRock leases additional office space throughout the world, including Atlanta, Belgrade (Serbia), Budapest, Edinburgh, Gurgaon (India), Hong Kong, London, Mumbai (India), Princeton (New Jersey), San Francisco and Singapore. The Company also owns an 84,500 square foot office building in Wilmington, Delaware and a 43,000 square foot data center in Amherst, New York.

Item 3. Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 15, Commitments and Contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BlackRock’s common stock is listed on the NYSE and is traded under the symbol “BLK”. At the close of business on January 31, 2024, there were 197 common stockholders of record. Common stockholders include institutional or omnibus accounts that hold common stock for many underlying investors.

The following table sets forth for the periods indicated the dividends declared per share for the common stock as reported on the NYSE:

Cash Dividend
Declared
2023
First Quarter	$5.00
Second Quarter	$5.00
Third Quarter	$5.00
Fourth Quarter	$5.00
2022
First Quarter	$4.88
Second Quarter	$4.88
Third Quarter	$4.88
Fourth Quarter	$4.88

The closing price of BlackRock’s common stock as of February 22, 2024 was $813.44.

Dividends

On January 12, 2024, the Board of Directors approved BlackRock’s quarterly dividend of $5.10 per share to be paid on March 22, 2024 to stockholders of record at the close of business on March 7, 2024.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2023, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2023 through October 31, 2023	211,477	$616.97	208,564	6,087,167
November 1, 2023 through November 30, 2023	328,204	$689.24	326,240	5,760,927
December 1, 2023 through December 31, 2023	31,900	$759.41	28,312	5,732,615
Total	571,581	$666.42	563,116
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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission (“SEC”) reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of AUM; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) BlackRock’s ability to develop new products and services that address client preferences; (5) the impact of increased competition; (6) the impact of future acquisitions or divestitures, including the acquisition of Global Infrastructure Management, LLC (referred to herein as Global Infrastructure Partners (“GIP”) or the "GIP Transaction"); (7) BlackRock’s ability to integrate acquired businesses successfully, including GIP; (8) risks related to the GIP Transaction, including the possibility that the GIP Transaction does not close, the failure to satisfy the closing conditions, the possibility that expected synergies and value creation from the GIP Transaction will not be realized, or will not be realized within the expected time period, and impacts to business and operational relationships related to disruptions from the GIP Transaction; (9) the unfavorable resolution of legal proceedings; (10) the extent and timing of any share repurchases; (11) the impact, extent and timing of technological changes and the adequacy of intellectual property, data, information and cybersecurity protection; (12) the failure to effectively manage the development and use of AI; (13) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (14) the impact of legislative and regulatory actions and reforms, regulatory, supervisory or enforcement actions of government agencies and governmental scrutiny relating to BlackRock; (15) changes in law and policy and uncertainty pending any such changes; (16) any failure to effectively manage conflicts of interest; (17) damage to BlackRock’s reputation; (18) increasing focus from stakeholders regarding ESG matters; (19) geopolitical unrest, terrorist activities, civil or international hostilities, and other events outside BlackRock’s control, including wars, natural disasters and health crises, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (20) climate-related risks to BlackRock's business, products, operations and clients; (21) the ability to attract, train and retain highly qualified and diverse professionals; (22) fluctuations in the carrying value of BlackRock’s economic investments; (23) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products, which could affect the value proposition to clients and, generally, the tax position of the Company; (24) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (25) the failure by key third-party providers of BlackRock to fulfill their obligations to the Company; (26) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (27) any disruption to the operations of third parties whose functions are integral to BlackRock’s ETF platform; (28) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (29) the impact of problems, instability or failure of other financial institutions or the failure or negative performance of products offered by other financial institutions.

Overview

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $10.0 trillion of AUM at December 31, 2023. With approximately 19,800 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology services to institutional and retail clients in more than 100 countries across the globe. For further information see Note 1, Business Overview, and Note 26, Segment Information, in the notes to the consolidated financial statements contained in Part II, Item 8.

The following discussion includes a comparison of BlackRock’s results for 2023 and 2022. For a discussion of BlackRock’s results for 2021 and a comparison of results for 2022 and 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 24, 2023.

Acquisitions

In August 2023, BlackRock completed the acquisition of Kreos Capital, a provider of growth and venture debt financing to companies in the technology and healthcare industries (the "Kreos Transaction"). The acquisition adds to BlackRock's position as a leading global credit asset manager and advances its ambitions to provide clients with a diverse range of private market investment products and solutions. Total consideration for the transaction was approximately $250 million, which included contingent consideration.

In January 2024, BlackRock announced that it had entered into a definitive agreement to acquire 100% of the business and assets of GIP, a leading independent infrastructure fund manager, for $3 billion in cash and approximately 12 million shares of BlackRock common stock. Approximately 30% of the total consideration, all in stock, will be deferred and will be issued subject to the satisfaction of certain post-closing events. The Company intends to fund the cash consideration through $3 billion of additional debt. The Company believes the combination of GIP with BlackRock’s complementary infrastructure offerings will create a broad global infrastructure franchise with differentiated origination and asset management capabilities. The GIP Transaction is expected to close in the third quarter of 2024 subject to customary regulatory approvals and other closing conditions.

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

In January 2024, BlackRock announced two changes in anticipation of the evolution the Company sees ahead for asset management and the capital markets. First, BlackRock believes that the strategic re-architecture of the organization to embed its ETF and Index expertise across the entire firm will simplify and improve how the Company works and delivers for clients. Second, the Company also believes that the acquisition of GIP will propel its leadership in the fast-growing market for hard-asset infrastructure.

A number of long-term structural trends support an acceleration in infrastructure investment. These include increasing global demand for upgraded digital infrastructure like fiber broadband, cell towers and data centers; renewed investment in logistical hubs such as airports, railways and shipping ports as supply chains are rewired; and a movement toward increased energy independence in many parts of the world supported by decarbonization infrastructure.

The need for new infrastructure coupled with record high government deficits indicates that the mobilization of capital through public-private partnerships will be critical, and will create compelling investment opportunities for clients. The Company believes these dynamics offer clients – current cashflow, inflation-protected, long-duration investments.

The planned combination of GIP with BlackRock’s complementary infrastructure offerings will create a broad global infrastructure franchise with differentiated origination and asset management capabilities. Marrying the proprietary origination and business improvement capabilities of GIP and BlackRock’s global corporate and sovereign relationships is expected to provide a platform for diversified, large-scale sourcing to support deal flow and co-investment opportunities for clients. The Company believes that bringing GIP and BlackRock together will deliver to clients the benefits of broader origination and business improvement capabilities.

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

Recently, central banks globally have paused raising interest rates, after a rapid rate hiking regime in 2022 and much of 2023 in an effort to moderate inflation. BlackRock’s business is directly and indirectly affected by changes in global interest rates. Changes in global interest rates may cause BlackRock’s AUM to fluctuate and introduce volatility to the Company’s base fees, net income and operating cash flows. BlackRock’s business may also be impacted by governmental changes, as well as potential regulations, foreign and trade policies and fiscal spending that may arise as a result of such changes. See Part I, Item 1A, Risk Factors herein for information on the possible future effects of changes in global interest rates and governmental changes on the Company's results.

BlackRock manages $2.8 trillion in fixed income assets, nearly two-thirds of which are owned by institutions for strategic or liability-matching purposes. BlackRock believes it is well positioned for a stabilizing rate environment due to the breadth, diversification and investment performance of its fixed income platform which encompasses active, exchange-traded funds (“ETFs”) and non-ETF index fixed income products, and a range of strategies, including unconstrained, high yield, total return and short-duration.

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

BlackRock’s highly diversified multi-product platform was created to meet client needs in all market environments and provide clients with choice in how they seek to achieve their unique financial goals. BlackRock is positioned to provide alpha-seeking active, index and cash management investment strategies across asset classes and geographies. In addition, BlackRock leverages its world-class risk management, analytics and technology capabilities, including the Aladdin platform, on behalf of clients. BlackRock serves a diverse mix of institutional and retail clients across the globe, as well as investors in ETFs, maintaining differentiated client relationships and a fiduciary focus. The diversity of BlackRock’s platform facilitates the generation of organic growth in various market environments, and as client preferences evolve. BlackRock’s long-term strategy remains to keep alpha at the heart of BlackRock; drive growth in ETFs, private markets, and technology; be the global leader in sustainable investing; and lead as a whole portfolio advisor.

BlackRock is a $2.6 trillion active manager, with the active platform reflecting global reach, interconnectivity across teams and regions, growing data and insights, integrated technology and risk management and scalable processes – all of which the Company believes enables it to deliver more consistent outcomes for clients over the long-term.

The ETF industry has been growing rapidly, driven by structural tailwinds including the use of ETFs as active tools, the migration from commission-based to fee-based wealth management, growth in model portfolios, expansion of digital wealth platforms, and the modernization of the bond market. BlackRock’s ETF growth strategy is centered on increasing scale and pursuing global growth themes in client and product segments, including Core, Strategic, which includes Fixed Income, Factors, Sustainable and Thematic ETFs, and Precision Exposures. BlackRock views ETFs as a technology that facilitates investing, and ETFs have become core to asset management. The Company believes that the organizational architecture changes that include embedding the ETF and Index business across the entire firm will accelerate the growth of ETFs and other investment strategies at BlackRock. The Company also believes that ETFs will continue to be a structural growth area as clients turn to ETFs as the preferred vehicle for investing strategies of all types.

Clients are also increasing their allocations to private markets as they search for diversification and higher returns. BlackRock has built a broad illiquid alternatives platform with $137 billion of AUM across infrastructure, private credit, real estate and private equity to meet this demand. As of December 31, 2023, BlackRock has approximately $32 billion of committed capital to deploy for institutional clients in a variety of alternatives strategies, and remains confident in its ability to accelerate growth as a leader in private markets. BlackRock also manages $74 billion in liquid alternatives, as well as $84 billion in liquid credit strategies, included within fixed income AUM. The planned acquisition of GIP is expected to add meaningful scale and complementary capabilities to our infrastructure private markets platform.

BlackRock continues to invest in technology services offerings, which enhance the ability to manage portfolios and risk, effectively serve clients and operate efficiently. Market volatility, growing cost pressures, and complexity in optimizing whole portfolios underscore the need for enterprise operating and risk management technology, and should continue to drive demand for holistic and flexible technology solutions. BlackRock continues to evolve and enable clients to further simplify their operating infrastructure with Aladdin. Clients increasingly want to tailor how they use Aladdin to meet their specific needs, and BlackRock is providing them with choice and flexibility. Through the integration of Aladdin and eFront, clients are able to better manage and analyze risk across their whole portfolio spanning public and private markets. BlackRock is empowering clients with data and opening Aladdin by creating connectivity with ecosystem providers and third-party technology solutions, which include asset servicers, cloud providers, digital asset platforms, trading systems and others. This connectivity helps clients work in their Aladdin environments with a more customized and seamless end-to-end experience. Investments in Aladdin AI copilots, enhancements in openness supporting ecosystem partnerships, and advancing whole portfolio solutions including private markets and digital assets are expected to further augment the value of using Aladdin.

As the asset management landscape shifts globally from individual product selection to a whole-portfolio approach, BlackRock’s strategy is focused on creating outcome-oriented client solutions for both retail investors and institutions. This includes having a diverse platform of alpha-seeking active, index and alternative products, as well as enhanced distribution and portfolio construction technology offerings. Digital wealth tools are an important component of BlackRock’s retail strategy, as BlackRock scales and customizes model portfolios, extends Aladdin Wealth and digital wealth partnerships globally, and helps advisors build better portfolios through portfolio construction and risk management, powered by Aladdin. BlackRock has seen strong momentum in outsourcing solutions among institutional clients, including the funding of several significant mandates in 2023, and anticipates continued outsourcing opportunities in the future.

Across BlackRock, many clients are focusing on the impact of sustainability factors on their portfolios. This shift has been driven by an increased understanding of how sustainability-related factors can affect economic growth, asset values, and financial markets as a whole. As a fiduciary, BlackRock is committed to providing clients with choice and then executing in accordance with their chosen objectives – for some clients, this includes investing in sustainable strategies. The Company aims to deliver the best risk-adjusted returns within the mandates clients choose, underpinned by research, data, and analytics.

BlackRock believes its strategy aligns with expected future client demand and structural growth opportunities in areas including private markets, such as infrastructure and private credit; integrated whole portfolio and outsourced solutions; ETFs; Aladdin technology; and fixed income, as allocations to the asset class have become more attractive in a higher rate environment.

Executive Summary

(in millions, except per share data)	2023	2022
GAAP basis(1):
Total revenue	$17,859	$17,873
Total expense	11,584	11,488
Operating income	$6,275	$6,385
Operating margin	35.1%	35.7%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	706	89
Income tax expense	1,479	1,296
Net income attributable to BlackRock	$5,502	$5,178
Diluted earnings per common share	$36.51	$33.97
Effective tax rate	21.2%	20.0%
As adjusted(2):
Operating income	$6,593	$6,711
Operating margin	41.7%	42.8%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$648	$89
Net income attributable to BlackRock	$5,692	$5,391
Diluted earnings per common share	$37.77	$35.36
Effective tax rate	21.4%	20.7%
Other:
Assets under management (end of period)	$10,008,995	$8,594,485
Diluted weighted-average common shares outstanding	150.7	152.4
Shares outstanding (end of period)	148.5	149.8
Book value per share(3)	$264.96	$252.04
Cash dividends declared and paid per share	$20.00	$19.52
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

2023 Compared with 2022

GAAP. Operating income of $6.3 billion decreased $110 million and operating margin of 35.1% decreased 60 bps from 2022. Decreases in operating income and operating margin were primarily driven by the negative impact of markets on average AUM, and higher expense including direct fund expense, compensation and benefits expense and general and administrative expense, partially offset by higher technology services revenue. Operating income for 2023 also included a restructuring charge of $61 million in connection with initiatives to reorganize specific platforms, primarily Aladdin and illiquid alternative investments, to stay ahead of client needs. Operating income for 2022 included a restructuring charge of $91 million from an initiative to modify the size and shape of the global workforce to align more closely with strategic priorities.

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests ("NCI") increased $617 million from 2022, driven primarily by higher interest and dividend income, higher mark-to-market revaluation of the Company's seed capital portfolio, net of impact of certain hedges, and higher gains on private equity co-investment portfolios, partially offset by the impact of $267 million of noncash gains related to BlackRock's strategic minority investment in iCapital Network, Inc. ("iCapital") in 2022.

Income tax expense for 2023 included $242 million discrete tax net benefits related to the resolution of certain outstanding tax matters and stock-based compensation awards that vested in 2023. Income tax expense for 2022 reflected $235 million of net discrete tax benefits primarily related to stock-based compensation awards that vested in 2022 and the resolution of certain outstanding tax matters, and $35 million of net noncash tax benefits related to the revaluation of certain deferred income tax liabilities.

Earnings per diluted common share increased $2.54, or 7%, from 2022, primarily reflecting significantly higher nonoperating income, partially offset by lower operating income and a higher effective tax rate in the current year.

As Adjusted. Operating income of $6.6 billion decreased $118 million and operating margin of 41.7% decreased 110 bps from 2022. The pre-tax restructuring charge of $61 million and $91 million described above has been excluded from as adjusted results for 2023 and 2022, respectively.

Earnings per diluted common share increased $2.41, or 7%, from 2022, reflecting significantly higher nonoperating income, partially offset by lower operating income and a higher effective tax rate. Income tax expense for 2022 excluded $35 million net noncash net benefit described above.

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

Computations and reconciliations for all periods are derived from the consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

(in millions)	2023	2022
Operating income, GAAP basis	$6,275	$6,385
Non-GAAP expense adjustments:
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans (a)	57	—
Amortization of intangible assets (b)	151	151
Acquisition-related compensation costs (b)	17	24
Acquisition-related transaction costs (b)(1)	7	—
Contingent consideration fair value adjustments (b)	3	3
Lease costs - New York (c)	14	57
Restructuring charge (d)	61	91
Reduction of indemnification asset (e)(1)	8	—
Operating income, as adjusted	6,593	6,711
Product launch costs and commissions	—	6
Operating income used for operating margin measurement	$6,593	$6,717
Revenue, GAAP basis	$17,859	$17,873
Non-GAAP adjustments:
Distribution fees	(1,262)	(1,381)
Investment advisory fees	(789)	(798)
Revenue used for operating margin measurement	$15,808	$15,694
Operating margin, GAAP basis	35.1%	35.7%
Operating margin, as adjusted	41.7%	42.8%
(1)
Amount included within general and administration expense.

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

(in millions)	2023	2022
Nonoperating income (expense), GAAP basis	$880	$(95)
Less: Net income (loss) attributable to NCI	174	(184)
Nonoperating income (expense), net of NCI	706	89
Less: Hedge gain (loss) on deferred cash compensation plans (a)	58	—
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$648	$89

(3) Net income attributable to BlackRock, Inc., as adjusted:

(in millions, except per share data)	2023	2022
Net income attributable to BlackRock, Inc., GAAP basis	$5,502	$5,178
Non-GAAP adjustments(1):
Net impact of hedged deferred cash compensation plans (a)	(1)	—
Amortization of intangible assets (b)	114	114
Acquisition-related compensation costs (b)	12	19
Acquisition-related transaction costs (b)	5	—
Contingent consideration fair value adjustments (b)	3	3
Lease costs - New York (c)	11	43
Restructuring charge (d)	46	69
Income tax matters	—	(35)
Net income attributable to BlackRock, Inc., as adjusted	$5,692	$5,391
Diluted weighted-average common shares outstanding	150.7	152.4
Diluted earnings per common share, GAAP basis	$36.51	$33.97
Diluted earnings per common share, as adjusted	$37.77	$35.36
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
(d)
Restructuring charge. In 2023, the Company recorded a restructuring charge, comprised of severance and compensation expense for accelerated vesting of previously granted deferred compensation awards, in connection with initiatives to reorganize specific platforms, primarily Aladdin and alternative investments. In 2022, the Company recorded a restructuring charge primarily comprised of severance and accelerated amortization expense of previously granted deferred compensation awards in connection with an initiative to modify the size and shape of the global workforce to align more closely with strategic priorities. Management believes excluding the impact of these restructuring charges when calculating operating income, as adjusted, is useful to assess the Company’s financial performance and ongoing operations, and enhances comparability among periods presented.
(e)
Reduction of indemnification asset. In 2023, BlackRock recorded $8 million of general and administration expense to reflect the reduction of the indemnification asset and an offsetting $8 million tax benefit due to the resolution of certain tax matters. The $8 million general and administrative expense and $8 million tax benefit have been excluded from as adjusted results as there is no impact on BlackRock’s book value.
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

See notes (1) and (2) above for further information on the updated presentation of non-GAAP adjustments. For each period presented, the non-GAAP adjustments were tax effected at the respective blended rates applicable to the adjustments. Amounts for income tax matters represent net noncash (benefits) expenses primarily associated with the revaluation of certain deferred tax liabilities related to intangible assets and goodwill as a result of tax rate changes. These amounts have been excluded from the as adjusted results as these items will not have a cash flow impact and to enhance comparability among periods presented.

Per share amounts reflect net income attributable to BlackRock, Inc., as adjusted, divided by diluted weighted-average common shares outstanding.

(4) Annual Contract Value ("ACV"): Management believes ACV is an effective metric for reviewing BlackRock’s technology services’ ongoing contribution to its operating results and provides comparability of this information among reporting periods while also providing a useful supplemental metric for both management and investors of BlackRock’s growth in technology services revenue over time, as it is linked to the net new business in technology services. ACV represents forward-looking, annualized estimated value of the recurring subscription fees under client contracts, assuming all client contracts that come up for renewal are renewed, unless we received a notice of termination, even though such notice may not be effective until a later date. ACV also includes the annualized estimated value of new sales, for existing and new clients, when we execute client contracts, even though the recurring fees may not be effective until a later date and excludes nonrecurring fees such as implementation and consulting fees.

Assets Under Management

AUM for reporting purposes generally is based upon how investment advisory and administration fees are calculated for each portfolio. Net asset values, total assets, committed assets or other measures may be used to determine portfolio AUM.

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM		Net inflows (outflows)
(in millions)	2023	2022	2023	2022
Retail	$929,697	$843,475	$(8,473)	$(19,523)
ETFs	3,499,299	2,909,610	185,942	220,335
Institutional:
Active	1,912,673	1,641,591	87,106	168,826
Index	2,902,489	2,528,615	(55,125)	23,612
Institutional subtotal	4,815,162	4,170,206	31,981	192,438
Long-term	9,244,158	7,923,291	209,450	393,250
Cash management	764,837	671,194	79,245	(77,374)
Advisory	—	—	—	(9,306)
Total	$10,008,995	$8,594,485	$288,695	$306,570

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM		Net inflows (outflows)
(in millions)	2023	2022	2023	2022
Active	$2,621,178	$2,317,560	$59,221	$135,128
Index and ETFs	6,622,980	5,605,731	150,229	258,122
Long-term	9,244,158	7,923,291	209,450	393,250
Cash management	764,837	671,194	79,245	(77,374)
Advisory	—	—	—	(9,306)
Total	$10,008,995	$8,594,485	$288,695	$306,570

AUM and Net Inflows (Outflows) by Product Type
	AUM		Net inflows (outflows)
(in millions)	2023	2022	2023	2022
Equity	$5,293,344	$4,435,354	$(11,490)	$105,103
Fixed income	2,804,026	2,536,823	143,087	249,780
Multi-asset	870,804	684,904	82,787	31,222
Alternatives:
Illiquid alternatives	136,909	117,751	13,665	16,052
Liquid alternatives	74,233	80,654	(11,370)	(1,690)
Currency and commodities(1)	64,842	67,805	(7,229)	(7,217)
Alternatives subtotal	275,984	266,210	(4,934)	7,145
Long-term	9,244,158	7,923,291	209,450	393,250
Cash management	764,837	671,194	79,245	(77,374)
Advisory	—	—	—	(9,306)
Total	$10,008,995	$8,594,485	$288,695	$306,570
(1)
Amounts include commodity ETFs.

The following table presents the component changes in BlackRock’s AUM for 2023 and 2022.

(in millions)	2023	2022
Beginning AUM	$8,594,485	$10,010,143
Net inflows (outflows):
Long-term	209,450	393,250
Cash management	79,245	(77,374)
Advisory	—	(9,306)
Total net inflows (outflows)	288,695	306,570
Acquisition(1)	2,177	—
Market change	1,073,550	(1,501,987)
FX impact(2)	50,088	(220,241)
Total change	1,414,510	(1,415,658)
Ending AUM	$10,008,995	$8,594,485
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

Component Changes in AUM for 2023

The following table presents the component changes in AUM by client type and product type for 2023.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2022	(outflows)	Acquisition(1)	change	impact(2)	2023	AUM(3)
Retail:
Equity	$370,612	$2,810	$—	$58,248	$4,064	$435,734	$403,530
Fixed income	299,114	(2,471)	—	11,821	4,335	312,799	306,232
Multi-asset	125,168	(236)	—	14,022	583	139,537	131,236
Alternatives	48,581	(8,576)	—	1,286	336	41,627	45,319
Retail subtotal	843,475	(8,473)	—	85,377	9,318	929,697	886,317
ETFs:
Equity	2,081,742	81,223	—	362,885	6,781	2,532,631	2,262,361
Fixed income	758,093	111,956	—	24,544	3,810	898,403	824,832
Multi-asset	8,875	(746)	—	949	62	9,140	8,024
Alternatives	60,900	(6,491)	—	4,626	90	59,125	61,439
ETFs subtotal	2,909,610	185,942	—	393,004	10,743	3,499,299	3,156,656
Institutional:
Active:
Equity	168,734	(13,301)	—	29,088	2,167	186,688	174,967
Fixed income	774,955	4,714	—	53,538	3,616	836,823	798,832
Multi-asset	544,469	85,665	—	79,644	7,404	717,182	642,051
Alternatives	153,433	10,028	2,177	4,925	1,417	171,980	162,871
Active subtotal	1,641,591	87,106	2,177	167,195	14,604	1,912,673	1,778,721
Index:
Equity	1,814,266	(82,222)	—	401,047	5,200	2,138,291	1,979,704
Fixed income	704,661	28,888	—	17,774	4,678	756,001	713,802
Multi-asset	6,392	(1,896)	—	559	(110)	4,945	5,882
Alternatives	3,296	105	—	(138)	(11)	3,252	3,263
Index subtotal	2,528,615	(55,125)	—	419,242	9,757	2,902,489	2,702,651
Institutional subtotal	4,170,206	31,981	2,177	586,437	24,361	4,815,162	4,481,372
Long-term	7,923,291	209,450	2,177	1,064,818	44,422	9,244,158	8,524,345
Cash management	671,194	79,245	—	8,732	5,666	764,837	696,355
Total	$8,594,485	$288,695	$2,177	$1,073,550	$50,088	$10,008,995	$9,220,700
(1)
Amounts include AUM attributable to the Kreos Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

The following table presents component changes in AUM by investment style and product type for 2023.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2022	(outflows)	Acquisition(1)	change	impact(2)	2023	AUM(3)
Active:
Equity	$392,836	$(26,772)	$—	$57,431	$3,953	$427,448	$409,687
Fixed income	1,053,083	(882)	—	64,203	7,018	1,123,422	1,080,917
Multi-asset	669,629	85,424	—	93,665	7,987	856,705	773,278
Alternatives	202,012	1,451	2,177	6,210	1,753	213,603	208,189
Active subtotal	2,317,560	59,221	2,177	221,509	20,711	2,621,178	2,472,071
Index and ETFs:
ETFs:
Equity	2,081,742	81,223	—	362,885	6,781	2,532,631	2,262,361
Fixed income	758,093	111,956	—	24,544	3,810	898,403	824,832
Multi-asset	8,875	(746)	—	949	62	9,140	8,024
Alternatives	60,900	(6,491)	—	4,626	90	59,125	61,439
ETFs subtotal	2,909,610	185,942	—	393,004	10,743	3,499,299	3,156,656
Non-ETF Index:
Equity	1,960,776	(65,941)	—	430,952	7,478	2,333,265	2,148,514
Fixed income	725,647	32,013	—	18,930	5,611	782,201	737,949
Multi-asset	6,400	(1,891)	—	560	(110)	4,959	5,891
Alternatives	3,298	106	—	(137)	(11)	3,256	3,264
Non-ETF Index subtotal	2,696,121	(35,713)	—	450,305	12,968	3,123,681	2,895,618
Index & ETFs subtotal	5,605,731	150,229	—	843,309	23,711	6,622,980	6,052,274
Long-term	7,923,291	209,450	2,177	1,064,818	44,422	9,244,158	8,524,345
Cash management	671,194	79,245	—	8,732	5,666	764,837	696,355
Total	$8,594,485	$288,695	$2,177	$1,073,550	$50,088	$10,008,995	$9,220,700

The following table presents component changes in AUM by product type for 2023.

	December 31,	Net inflows		Market	FX	December 31,	Full year average
(in millions)	2022	(outflows)	Acquisition(1)	change	impact(2)	2023	AUM(3)
Equity	$4,435,354	$(11,490)	$—	$851,268	$18,212	$5,293,344	$4,820,562
Fixed income	2,536,823	143,087	—	107,677	16,439	2,804,026	2,643,698
Multi-asset	684,904	82,787	—	95,174	7,939	870,804	787,193
Alternatives:
Illiquid alternatives	117,751	13,665	2,177	1,885	1,431	136,909	127,655
Liquid alternatives	80,654	(11,370)	—	4,548	401	74,233	77,595
Currency and commodities(4)	67,805	(7,229)	—	4,266	—	64,842	67,642
Alternatives subtotal	266,210	(4,934)	2,177	10,699	1,832	275,984	272,892
Long-term	7,923,291	209,450	2,177	1,064,818	44,422	9,244,158	8,524,345
Cash management	671,194	79,245	—	8,732	5,666	764,837	696,355
Total	$8,594,485	$288,695	$2,177	$1,073,550	$50,088	$10,008,995	$9,220,700
(1)
Amounts include AUM attributable to the Kreos Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)
Amounts include commodity ETFs.

AUM increased $1.4 trillion to $10.0 trillion at December 31, 2023 from $8.6 trillion at December 31, 2022, driven primarily by net market appreciation, net inflows, led by flows into bond and equity ETFs, cash management, significant outsourcing mandates and growth in private markets.

Net market appreciation of $1.1 trillion was primarily driven by global equity market appreciation.

AUM increased $50 billion due to the impact of foreign exchange movements, primarily due to the weakening of the US dollar largely against the British pound and the euro, partially offset by the strengthening of the US dollar against the Japanese yen.

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

Discussion of Financial Results

Introduction

The Company derives a substantial portion of its revenue from investment advisory and administration fees, which are recognized as the services are performed over time because the customer is receiving and consuming the benefits as they are provided by the Company. Fees are primarily based on agreed-upon percentages of AUM and recognized for services provided during the period, which are distinct from services provided in other periods. Such fees are affected by changes in AUM, including market appreciation or depreciation, foreign exchange translation and net inflows or outflows. Net inflows or outflows represent the sum of new client assets, additional fundings from existing clients (including dividend reinvestment), withdrawals of assets from, and termination of, client accounts and distributions to investors representing return of capital and return on investments. Market appreciation or depreciation includes current income earned on, and changes in the fair value of, securities held in client accounts. Foreign exchange translation reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.

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

Investment advisory agreements for certain separate accounts and investment funds provide for performance fees based upon relative and/or absolute investment performance, in addition to base fees based on AUM. Investment advisory performance fees generally are earned after a given period of time when investment performance exceeds a contractual threshold, and when it is determined that the fees are no longer probable of significant reversal. As such, the timing of recognition of performance fees may increase the volatility of the Company’s revenue and earnings. The magnitude of performance fees can fluctuate quarterly due to the timing of carried interest recognition on illiquid alternative products and a greater number and size of liquid products with performance measurement periods that end in the third and fourth quarters.

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

The Company earns distribution and service fees for distributing investment products and providing support services to investment portfolios. The fees are primarily based on AUM and are recognized when the amount of fees is known.

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

The Company also records revenue related to certain minority investments accounted for as equity method investments.

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
•
Direct fund expense primarily consists of third-party nonadvisory expenses incurred by the Company related to certain funds for the use of index trademarks, reference data for indices, custodial services, fund administration, fund accounting, transfer agent services, shareholder reporting services, legal expense, audit and tax services as well as other fund-related expenses directly attributable to the nonadvisory operations of the fund. These expenses may vary over time with fluctuations in AUM, number of shareholder accounts, or other attributes directly related to volume of business.
•
General and administration expense includes marketing and promotional (including travel and entertainment expense), occupancy and office-related, portfolio services (including clearing expense related to transition management services and market data costs), sub-advisory, technology, professional services, communications, contingent consideration fair value adjustments, product launch costs, the net impact of foreign currency remeasurement, and other general and administration expense.

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

Nonoperating income (expense) includes the effect of changes in the valuations on investments and earnings on equity method investments as well as interest and dividend income and interest expense. The Company primarily holds seed and co-investments in sponsored investment products that invest in a variety of asset classes, including private equity, private credit, hedge funds and real assets. Investments generally are made for co-investment purposes, to establish a performance track record or for regulatory purposes, including Federal Reserve Bank stock. The Company does not engage in proprietary trading activities that could conflict with the interests of its clients.

In addition, nonoperating income (expense) includes the impact of changes in the valuations of consolidated sponsored investment products (“CIPs”). The portion of nonoperating income (expense) not attributable to the Company is allocated to NCI on the consolidated statements of income.

Revenue

The table below presents detail of revenue for 2023 and 2022 and includes the product type mix of base fees and securities lending revenue and performance fees.

(in millions)	2023	2022
Revenue:
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$2,000	$2,147
ETFs	4,418	4,345
Non-ETF index	743	711
Equity subtotal	7,161	7,203
Fixed income:
Active	1,897	1,977
ETFs	1,230	1,122
Non-ETF index	353	396
Fixed income subtotal	3,480	3,495
Multi-asset	1,203	1,299
Alternatives:
Illiquid alternatives	889	741
Liquid alternatives	572	633
Currency and commodities(1)	185	216
Alternatives subtotal	1,646	1,590
Long-term	13,490	13,587
Cash management	909	864
Total investment advisory, administration fees and securities lending revenue	14,399	14,451
Investment advisory performance fees:
Equity	99	49
Fixed income	4	25
Multi-asset	28	25
Alternatives:
Illiquid alternatives	273	296
Liquid alternatives	150	119
Alternatives subtotal	423	415
Total investment advisory performance fees	554	514
Technology services revenue	1,485	1,364
Distribution fees	1,262	1,381
Advisory and other revenue:
Advisory	81	56
Other	78	107
Total advisory and other revenue	159	163
Total revenue	$17,859	$17,873
(1)
Amounts include commodity ETFs.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)
	2023	2022	2023	2022
Equity:
Active	14%	14%	4%	5%
ETFs	31%	30%	24%	24%
Non-ETF index	5%	5%	23%	24%
Equity subtotal	50%	49%	51%	53%
Fixed income:
Active	13%	14%	12%	11%
ETFs	9%	8%	9%	8%
Non-ETF index	2%	3%	8%	9%
Fixed income subtotal	24%	25%	29%	28%
Multi-asset	8%	9%	9%	8%
Alternatives:
Illiquid alternatives	7%	5%	1%	1%
Liquid alternatives	4%	4%	1%	1%
Currency and commodities(2)	1%	2%	1%	1%
Alternatives subtotal	12%	11%	3%	3%
Long-term	94%	94%	92%	92%
Cash management	6%	6%	8%	8%
Total AUM	100%	100%	100%	100%
(1)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(2)
Amounts include commodity ETFs.

Revenue of $17.9 billion in 2023 was relatively flat compared with 2022, primarily driven by the negative impact of markets on average AUM, partially offset by higher technology services revenue.

Investment advisory, administration fees and securities lending revenue of $14.4 billion in 2023 decreased $52 million from $14.5 billion in 2022, primarily driven by the negative impact of market beta on average AUM, partially offset by organic base fee growth and higher securities lending revenue. Securities lending revenue of $675 million increased $76 million from $599 million in 2022, primarily reflecting higher spreads.

Investment advisory performance fees of $554 million in 2023 increased $40 million from $514 million in 2022, primarily reflecting higher revenue from long-only equity and liquid alternative products, partially offset by lower revenue from illiquid alternative and long-only fixed income products.

Technology services revenue of $1.5 billion in 2023 increased $121 million from $1.4 billion in 2022, reflecting the onboarding of several large clients and the impact of 2023 eFront on-premise license renewals, for which a majority of the revenue is recognized at the time of renewal.

Distribution fees of $1.3 billion in 2023 decreased $119 million from $1.4 billion in 2022, primarily reflecting impact of lower average AUM.

Expense

The following table presents expense for 2023 and 2022.

(in millions)	2023	2022
Expense:
Employee compensation and benefits	$5,779	$5,681
Distribution and servicing costs	2,051	2,179
Direct fund expense	1,331	1,226
General and administration expense:
Marketing and promotional	344	331
Occupancy and office related	418	403
Portfolio services	270	280
Sub-advisory	81	80
Technology	607	600
Professional services	195	180
Communications	47	44
Foreign exchange remeasurement	(6)	10
Contingent consideration fair value adjustments	3	3
Product launch costs	—	6
Other general and administration	252	223
Total general and administration expense	2,211	2,160
Restructuring charge	61	91
Amortization of intangible assets	151	151
Total expense	$11,584	$11,488

Expense increased $96 million, or 1%, from 2022, reflecting higher direct fund expense, employee compensation and benefits expense and general and administration expense, partially offset by lower distribution and servicing costs.

Employee compensation and benefits expense increased $98 million from 2022, reflecting higher base compensation, primarily as a result of base salary increases, and higher severance, partially offset by lower incentive compensation, largely driven by lower operating income.

Distribution and servicing costs decreased $128 million from 2022, primarily reflecting the impact of lower average AUM.

Direct fund expense increased $105 million from 2022, primarily reflecting the impact of higher average AUM.

General and administration expense increased $51 million from 2022, primarily reflecting higher occupancy and office related expense, higher professional services expense, and higher marketing and promotional expense, including the impact from higher travel and entertainment expense, and higher other general and administration expense, including costs related to certain legal matters, partially offset by the impact of foreign exchange remeasurement.

Restructuring charges of $61 million and $91 million, comprised of severance and compensation expense for accelerated vesting of previously granted deferred compensation awards, were recorded in 2023 and 2022, respectively, as previously described. The impact of these restructuring charges has been excluded from our “as adjusted” financial results. See Non-GAAP Financial Measures for further information on as adjusted items.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for 2023 and 2022 was as follows:

(in millions)	2023	2022
Nonoperating income (expense), GAAP basis	$880	$(95)
Less: Net income (loss) attributable to NCI	174	(184)
Nonoperating income (expense), net of NCI	706	89
Less: Hedge gain (loss) on deferred cash compensation plans(1)	58	—
Nonoperating income (expense), net of NCI, as adjusted(2)	$648	$89

(in millions)	2023	2022
Net gain (loss) on investments, net of NCI
Private equity	$349	$88
Real assets	13	28
Other alternatives(3)	49	5
Other investments(4)	66	(201)
Hedge gain (loss) on deferred cash compensation plans(1)	58	—
Subtotal	535	(80)
Other gains (losses)(5)	(10)	229
Total net gain (loss) on investments, net of NCI	525	149
Interest and dividend income	473	152
Interest expense	(292)	(212)
Net interest income (expense)	181	(60)
Nonoperating income (expense), net of NCI	706	89
Less: Hedge gain (loss) on deferred cash compensation plans(1)	58	—
Nonoperating income (expense), net of NCI, as adjusted(2)	$648	$89
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
(4)
Amounts primarily include net gains (losses) related to BlackRock's seed investment portfolio, net of the impact of certain hedges.
(5)
The amounts for 2022 primarily include nonoperating noncash pre-tax gains in connection with strategic minority investment in iCapital of approximately $267 million. Additional amounts include noncash pre-tax gains (losses) related to the revaluation of certain other minority investments.

Income Tax Expense

	GAAP		As Adjusted
(in millions)	2023	2022	2023	2022
Operating income(1)	$6,275	$6,385	$6,593	$6,711
Total nonoperating income (expense)(1)(2)	$706	$89	$648	$89
Income before income taxes(2)	$6,981	$6,474	$7,241	$6,800
Income tax expense	$1,479	$1,296	$1,549	$1,409
Effective tax rate	21.2%	20.0%	21.4%	20.7%
(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI.

The Company’s tax rate is affected by tax rates in foreign jurisdictions and the relative amount of income earned in those jurisdictions, which the Company expects to be fairly consistent in the near term. The significant foreign jurisdictions that have different statutory tax rates than the US federal statutory rate of 21% include the UK, Canada, Germany and Ireland.

2023 Income tax expense (GAAP) reflected:

•
a discrete tax benefit of $201 million, related to the resolution of certain outstanding tax matters; and
•
a discrete tax benefit of $41 million, related to stock-based compensation awards that vested in 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law, which became effective January 1, 2023 and introduced new provisions including a corporate book minimum tax and an excise tax on net stock repurchases. The provisions within the IRA did not have a material impact on BlackRock's consolidated financial statements.

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

In January 2024, the Company reorganized certain of its intellectual property framework to better align the corporate structure for future commercial business growth objectives. At this time, the Company is still evaluating the impact to the consolidated financial statements.

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

	December 31, 2023
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$8,736	$—	$288	$8,448
Accounts receivable	3,916	—	—	3,916
Investments	9,740	—	1,866	7,874
Separate account assets and collateral held under securities lending agreements	60,656	60,656	—	—
Operating lease right-of-use assets	1,421	—	—	1,421
Other assets(3)	4,960	—	122	4,838
Subtotal	89,429	60,656	2,276	26,497
Goodwill and intangible assets, net	33,782	—	—	33,782
Total assets	$123,211	$60,656	$2,276	$60,279
Liabilities
Accrued compensation and benefits	$2,393	$—	$—	$2,393
Accounts payable and accrued liabilities	1,240	—	—	1,240
Borrowings	7,918	—	—	7,918
Separate account liabilities and collateral liabilities under securities lending agreements	60,656	60,656	—	—
Deferred income tax liabilities(4)	3,506	—	—	3,506
Operating lease liabilities	1,784	—	—	1,784
Other liabilities	4,474	—	425	4,049
Total liabilities	81,971	60,656	425	20,890
Equity
Total BlackRock, Inc. stockholders’ equity	39,347	—	—	39,347
Noncontrolling interests	1,893	—	1,851	42
Total equity	41,240	—	1,851	39,389
Total liabilities and equity	$123,211	$60,656	$2,276	$60,279
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

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the consolidated statements of financial condition as of December 31, 2023 and 2022 contained in Part II, Item 8 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at December 31, 2023 included $288 million of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during 2023). Accounts receivable at December 31, 2023 increased $652 million from December 31, 2022, primarily due to higher base fee and technology services receivables. Investments increased $2.3 billion from December 31, 2022 (for more information see Investments herein). Goodwill and intangible assets increased $139 million from December 31, 2022, primarily due to the Kreos Transaction, partially offset by the amortization of intangible assets. Other assets increased $468 million from December 31, 2022, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities), partially offset by a decrease in due from related parties.

Liabilities. Accrued compensation and benefits at December 31, 2023 increased $121 million from December 31, 2022, primarily due to higher 2023 incentive compensation accruals. Other liabilities at December 31, 2023 increased $898 million from December 31, 2022, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets) and an increase in the deferred carried interest liability. Net deferred income tax liabilities at December 31, 2023 increased $125 million from December 31, 2022, primarily due to the effects of temporary differences associated with compensation and benefits and the Kreos Transaction, partially offset by capitalized costs and realized investment gains.

Investments

The Company’s investments were $9.7 billion and $7.5 billion at December 31, 2023 and 2022, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

(in millions)	December 31, 2023	December 31, 2022
Investments, GAAP	$9,740	$7,466
Investments held by CIPs	(5,977)	(4,669)
Net interest in CIPs(1)	4,111	3,622
Investments, as adjusted	7,874	6,419
Investments related to deferred cash compensation plans	(264)	—
Hedged exposures	(1,771)	(1,461)
Federal Reserve Bank stock	(92)	(91)
Carried interest	(1,975)	(1,550)
Total “economic” investment exposure(2)	$3,772	$3,317
(1)
Amounts included $1.9 billion and $1.5 billion of carried interest (VIEs) as of December 31, 2023 and 2022, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts do not include investments in strategic minority investments included in other assets on the consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at December 31, 2023 and 2022:

(in millions)	December 31, 2023	December 31, 2022
Equity/Fixed income/Multi-asset(1)	$2,786	$2,423
Alternatives:
Private equity	1,491	1,207
Real assets	509	368
Other alternatives(2)	757	780
Alternatives subtotal	2,757	2,355
Hedged exposures	(1,771)	(1,461)
Total “economic” investment exposure	$3,772	$3,317
(1)
Amounts include seed investments in equity, fixed income, and multi-asset mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in credit funds, direct hedge fund strategies, and hedge fund solutions.

As adjusted investment activity for 2023 and 2022 was as follows:

(in millions)	2023	2022
Investments, as adjusted, beginning balance	$6,419	$6,030
Purchases/capital contributions	1,403	1,532
Sales/maturities	(914)	(695)
Distributions(1)	(111)	(142)
Market appreciation(depreciation)/earnings from equity method investments	607	(224)
Carried interest capital allocations/(distributions)	425	(5)
Other(2)	45	(77)
Investments, as adjusted, ending balance	$7,874	$6,419
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

The following table presents a reconciliation of the consolidated statements of cash flows presented on a GAAP basis to the consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2021	$9,340	$308	$9,032
Net cash provided by/(used in) operating activities	4,956	(712)	5,668
Net cash provided by/(used in) investing activities	(1,130)	77	(1,207)
Net cash provided by/(used in) financing activities	(5,442)	592	(6,034)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(291)	—	(291)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(1,907)	(43)	(1,864)
Cash, cash equivalents and restricted cash, December 31, 2022	$7,433	$265	$7,168
Net cash provided by/(used in) operating activities	4,165	(1,519)	5,684
Net cash provided by/(used in) investing activities	(959)	(26)	(933)
Net cash provided by/(used in) financing activities	(1,992)	1,568	(3,560)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	106	—	106
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,320	23	1,297
Cash, cash equivalents and restricted cash, December 31, 2023	$8,753	$288	$8,465

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

Cash flows used in investing activities, excluding the impact of CIPs, for 2023 were $933 million and primarily reflected $446 million of net investment purchases, $344 million of purchases of property and equipment and $189 million related to the Kreos Transaction.

Cash flows used in financing activities, excluding the impact of CIPs, for 2023 were $3.6 billion, primarily resulting from $3.0 billion of cash dividend payments, and $1.9 billion of share repurchases, including $1.5 billion in open market transactions and $0.4 billion of employee tax withholdings related to employee stock transactions, partially offset by $1.2 billion of proceeds from long-term borrowings.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at December 31, 2023 and 2022 were as follows:

(in millions)	December 31, 2023	December 31, 2022
Cash and cash equivalents(1)	$8,736	$7,416
Cash and cash equivalents held by CIPs(2)	(288)	(265)
Subtotal(3)	8,448	7,151
Credit facility — undrawn	5,000	4,700
Total liquidity resources	$13,448	$11,851
(1)
Amounts exclude restricted cash.
(2)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(3)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 50% at both December 31, 2023 and 2022. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

Total liquidity resources increased $1.6 billion during 2023, primarily reflecting cash flows from other operating activities, $1.2 billion of proceeds from long-term borrowings and a $300 million increase in the aggregate commitment amount under the credit facility, partially offset by cash dividend payments of $3.0 billion, share repurchases of $1.9 billion and $189 million related to the Kreos Transaction.

A significant portion of the Company’s $7.9 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

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

During 2023, the Company repurchased 2.2 million common shares under the Company’s existing share repurchase program for approximately $1.5 billion. At December 31, 2023, there were approximately 5.7 million shares still authorized to be repurchased under the program.

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

At December 31, 2023 and 2022, the Company was required to maintain approximately $1.8 billion and $2.2 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

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

Short-Term Borrowings

2023 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2023 credit facility”). In March 2023, the 2023 credit facility was amended to, among other things, (1) increase the aggregate commitment amount by $300 million to $5 billion, (2) extend the maturity date to March 2028 and (3) change the secured overnight financing rate (“SOFR”) adjustment to 10 bps per annum for all SOFR-based borrowings. The 2023 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2023 credit facility to an aggregate principal amount of up to $6 billion. The 2023 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2023. At December 31, 2023, the Company had no amount outstanding under the 2023 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2023 credit facility. At December 31, 2023, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value of long-term borrowings at December 31, 2023 included the following:

(in millions)	Maturity Amount	Carrying Value	Maturity
3.50% Notes	$1,000	$1,000	March 2024
1.25% Notes(1)	772	771	May 2025
3.20% Notes	700	698	March 2027
3.25% Notes	1,000	993	April 2029
2.40% Notes	1,000	996	April 2030
1.90% Notes	1,250	1,242	January 2031
2.10% Notes	1,000	988	February 2032
4.75% Notes	1,250	1,230	May 2033
Total Long-term Borrowings	$7,972	$7,918
(1)
The carrying value of the 1.25% Notes is calculated using the EUR/USD foreign exchange rate as of December 31, 2023.

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

For more information on Company’s borrowings, see Note 14, Borrowings, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Contractual Obligations, Commitments and Contingencies

The Company’s material contractual obligations, commitments and contingencies at December 31, 2023 include borrowings, operating leases, investment commitments, compensation and benefits obligations, and purchase obligations.

Borrowings. At December 31, 2023, the Company had outstanding borrowings with varying maturities for an aggregate principal amount of $8.0 billion, of which $1.0 billion is payable within 12 months. Future interest payments associated with these borrowings total $1.4 billion, of which $210 million is payable within 12 months. See Note 14, Borrowings, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Operating Leases. The Company leases its primary office locations under agreements that expire on varying dates through 2043. At December 31, 2023, the Company had operating lease payment obligations of approximately $2.2 billion, of which $180 million is payable within 12 months. See Note 12, Leases, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing.

Investment Commitments. At December 31, 2023, the Company had $738 million of various capital commitments to fund sponsored investment products, including CIPs. These products include various illiquid alternative products, including private equity funds and real assets funds, and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Compensation and Benefit Obligations. The Company has various compensation and benefit obligations, including bonuses, commissions and incentive payments payable, defined contribution plan matching contribution obligations, and deferred compensation arrangements. Accrued compensation and benefits at December 31, 2023 totaled $2.4 billion and included annual incentive compensation of $1.5 billion, deferred compensation of $0.5 billion and other compensation and benefits related obligations of $0.4 billion. Substantially all of the incentive compensation liability was paid in the first quarter of 2024, while the deferred compensation obligations are payable over various periods, with the majority payable over periods of up to three years.

Purchase Obligations. In the ordinary course of business, BlackRock enters into contracts or purchase obligations with third parties whereby the third parties provide services to or on behalf of BlackRock. Purchase obligations represent executory contracts, which are either noncancelable or cancelable with a penalty. At December 31, 2023, the Company’s obligations primarily reflected standard service contracts for market data, technology, office-related services, marketing and promotional services, and obligations for equipment. Purchase obligations are recorded on the consolidated financial statements when services are provided and, as such, obligations for services and equipment not received are not included in the consolidated statement of financial condition at December 31, 2023. At December 31, 2023, the Company had purchase obligations of approximately $735 million, of which $280 million is payable within 12 months.

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

Consolidation

The Company consolidates entities in which the Company has a controlling financial interest. The company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert absolute control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities’ economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as on-going redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of December 31, 2023, the Company was deemed to be the PB of approximately 100 VIEs. See Note 5, Consolidated Sponsored Investment Products, in the notes to the consolidated financial statements contained in Part II, Item 8 of this filing for more information.

Fair Value Measurements

The Company’s assessment of the significance of a particular input to the fair value measurement according to the fair value hierarchy (i.e., Level 1, 2 and 3 inputs, as defined) in its entirety requires judgment and considers factors specific to the financial instrument. See Note 2, Significant Accounting Policies, and Note 7, Fair Value Disclosures, in the consolidated financial statements contained in Part II, Item 8 of this filing for more information on fair value measurements.

Changes in Valuation. Changes in value on $7.1 billion of investments will impact the Company’s nonoperating income (expense), $709 million are held at cost or amortized cost and the remaining $2.0 billion relates to carried interest, which will not impact nonoperating income (expense). At December 31, 2023, changes in fair value of $4.1 billion of CIPs will impact BlackRock’s net income (loss) attributable to NCI on the consolidated statements of income. BlackRock’s net exposure to changes in fair value of CIPs was $2.2 billion.

Goodwill and Intangible Assets

Goodwill. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. The Company assesses its goodwill for impairment at least annually, considering such factors as the book value and the market capitalization of the Company. The impairment assessment performed as of July 31, 2023 indicated no impairment charge was required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2023, the Company’s common stock closed at $811.80, which exceeded its book value of $264.96 per share.

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

Finite-lived intangible assets represent finite-lived investor/customer relationships, technology related assets, and management contracts, which relate to acquired separate accounts and funds, that are expected to contribute to the future cash flows of the Company for a specified period of time. Finite-lived intangible assets are amortized over their remaining expected useful lives, which, at December 31, 2023 ranged from approximately 1 to 10 years with a weighted-average remaining estimated useful life of approximately 5 years.

The Company performs assessments to determine if any intangible assets are impaired at least annually, as of July 31, or more frequently if events or changes in circumstances indicate that it is more likely than not that the intangible asset might be impaired.

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

In addition, management judgment is required to estimate the period over which finite-lived intangible assets will contribute to the Company’s cash flows and the pattern in which these assets will be consumed and whether the indefinite-life and finite-life classifications are still appropriate. A change in the remaining useful life of any of these assets, or the reclassification of an indefinite-lived intangible asset to a finite-lived intangible asset, could have a significant impact on the Company’s amortization expense, which was $151 million, $151 million and $147 million for 2023, 2022 and 2021, respectively.

In 2023, 2022 and 2021, the Company performed impairment tests, including evaluating various qualitative factors and performing certain quantitative assessments. The Company determined that no impairment charges were required and that the classification of indefinite-lived versus finite-lived intangibles was still appropriate and no changes were required to the expected lives of the finite-lived intangibles. The Company continuously monitors various factors, including AUM, for potential indicators of impairment.

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

Performance fees, including carried interest, are generated on certain management contracts when performance hurdles are achieved. Such performance fees are recognized when the contractual performance criteria have been met and when it is determined that they are no longer probable of significant reversal. Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Significant judgment is involved in making such determination. Performance fees typically arise from investment management services that began in prior reporting periods. Consequently, a portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest. These factors include but are not limited to whether: (1) the amounts are dependent on the financial markets and, thus, are highly susceptible to factors outside the Company’s influence; (2) the ultimate payments have a large number and a broad range of possible amounts; and (3) the funds or SMAs have the ability to (a) invest or reinvest their sales proceeds or (b) distribute their sales proceeds, and determine the timing of such distributions.

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on the Company's consolidated statements of financial condition.

The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At December 31, 2023 and 2022, the Company had $1.8 billion and $1.4 billion, respectively, of deferred carried interest recorded in other liabilities on the consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees and other third parties. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 16, Revenue, in the notes to the consolidated financial statements for detailed changes in the deferred carried interest liability balance for 2023 and 2022.

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

Significant management judgment is required in estimating the ranges of possible outcomes and determining the probability of favorable or unfavorable tax outcomes and potential interest and penalties related to such unfavorable outcomes. Actual future tax consequences relating to uncertain tax positions may be materially different than the Company’s current estimates. At December 31, 2023, BlackRock had $749 million of gross unrecognized tax benefits, of which $505 million, if recognized, would affect the effective tax rate.

Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred income tax assets and assess deferred income tax liabilities based on enacted tax rates for the appropriate tax jurisdictions to determine the amount of such deferred income tax assets and liabilities. At December 31, 2023, the Company had deferred income tax assets of $208 million and deferred income tax liabilities of $3.5 billion on the consolidated statement of financial condition. Changes in deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company.

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

Accounting Developments

For accounting pronouncements not yet adopted by the Company, see Note 2, Significant Accounting Policies, in the consolidated financial statements contained in Part II, Item 8 of this filing.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At December 31, 2023, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred cash compensation plans or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures to hedge market and interest rate exposure with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding futures related to its seed capital hedging program with an aggregate notional value of approximately $1.8 billion and $1.5 billion at December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, approximately $6.0 billion and $4.7 billion, respectively, of BlackRock’s investments were held in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred cash compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio at December 31, 2023 and 2022 were $3.8 billion and $3.3 billion, respectively. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Statement of Financial Condition Overview-Investments for further information on the Company’s investments.

Equity Market Price Risk. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The following table provides our net exposure to equity market price risk and our hypothetical exposure to a 10% adverse change in market prices:

	As of December 31,
	2023		2022
(in millions)	Net Exposure	Effect of -10% Change	Net Exposure	Effect of -10% Change
Equity Market Price Risk
Investments	$1,684	$168	$1,417	$142

Interest-Rate/Credit Spread Risk. Investments subject to interest-rate and credit spread risk include debt securities and sponsored investment products that invest primarily in debt securities. The following table provides our exposure to interest rate risk and credit spread risk and our hypothetical exposure to an adverse 100 basis point fluctuation in interest rates or credit spreads:

	As of December 31,
	2023		2022
(in millions)	Exposure	Effect of -100 Basis Point Change	Exposure	Effect of -100 Basis Point Change
Interest-Rate/Credit Spread Risk
Investments	$2,088	$53	$1,900	$43

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies are primarily based in the British pound and euro. The following table provides our exposure to foreign currencies and our hypothetical exposure to a 10% adverse change in the applicable foreign exchange rates:

	As of December 31,
	2023		2022
(in millions)	Exposure	Effect of -10% Change	Exposure	Effect of -10% Change
Foreign Exchange Rate Risk
Investments	$1,125	$112	$998	$100

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At December 31, 2023 and 2022, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $3.1 billion and $2.2 billion with expiration dates in January 2024 and 2023, respectively. In addition, the Company entered into futures to hedge economically the exposure to market movements on certain deferred cash compensation plans. At December 31, 2023, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $204 million, with expiration dates during the first quarter of 2024.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.

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

February 23, 2024

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

Item 11. Executive Compensation

The information contained in the sections captioned “Management Development & Compensation Committee Interlocks and Insider Participation,” “Executive Compensation – Compensation Discussion and Analysis” and “Corporate Governance – 2023 Director Compensation” of the Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of BlackRock.
3.1.1(2)	Certificate of Change of Registered Agent and/or Registered Office.
3.2(3)	Amended and Restated Bylaws of BlackRock.
4.1(4)	Specimen of Common Stock Certificate.
4.2(5)	Indenture, dated September 17, 2007, between BlackRock and The Bank of New York, as trustee, relating to senior debt securities.
4.3(6)	Form of 3.500% Notes due 2024.
4.4(7)	Form of 1.250% Notes due 2025.
4.5(8)	Form of 3.200% Notes due 2027.
4.6(9)	Form of 3.250% Notes due 2029.
4.7(10)	Form of 2.400% Notes due 2030.
4.8(11)	Form of 1.900% Notes due 2031.
4.9(12)	Form of 2.10% Notes due 2032.
4.10(13)	Form of 4.750% Notes due 2033.
4.11(7)	Officers’ Certificate, dated May 6, 2015, for the 1.250% Notes due 2025 issued pursuant to the Indenture.
4.12(14)	Description of Securities.
10.1(15)	BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.2(16)	Amendment to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.3(17)	Amended and Restated BlackRock, Inc. 1999 Annual Incentive Performance Plan.+
10.4(18)	Amendment No. 1 to the BlackRock, Inc. Amended and Restated 1999 Annual Incentive Performance Plan.+
10.5(19)	Form of Restricted Stock Unit Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.6(19)	Form of Performance-Based Restricted Stock Unit Agreement (BPIP) under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.7(20)	Form of Performance-Based Stock Option Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan. +
10.8(21)	Form of Stock Option Agreement expected to be used in connection with future grants of Stock Options under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
10.9(21)	Form of Restricted Stock Agreement expected to be used in connection with future grants of Restricted Stock under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
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

10.13(23)

Amendment No. 1, dated as of March 30, 2012, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.14(24)

Amendment No. 2, dated as of March 28, 2013, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

Exhibit No.	Description
10.15(25)

Amendment No. 3, dated as of March 28, 2014, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.16(26)

Amendment No. 4, dated as of April 2, 2015, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.17(27)

Amendment No. 5, dated as of April 8, 2016, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.18(28)

Amendment No. 6, dated as of April 6, 2017, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.19(29)

Amendment No. 7, dated as of April 3, 2018, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.20(30)

Amendment No. 8, dated as of March 29, 2019, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.21(31)

Amendment No. 9, dated as of March 31, 2020, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.22(32)

Amendment No. 10, dated as of March 31, 2021, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.23(33)

Amendment No. 11, dated as of December 13, 2021, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

10.24(34)

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

10.27(37)	Lease, by and between BlackRock, Inc. and 50 HYMC Holdings LLC.*
10.28(38)	Letter Agreement, dated February 12, 2013, between Gary S. Shedlin and BlackRock.+
10.29(39)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Barclays Capital Inc., dated as of December 23, 2014.
10.30(39)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Citigroup Global Markets Inc., dated as of December 23, 2014.
10.31(39)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of January 6, 2015.
10.32(39)	Amended and Restated Commercial Paper Dealer Agreement between BlackRock and Credit Suisse Securities (USA) LLC dated as of January 6, 2015.
10.33(40)	BlackRock, Inc. Leadership Retention Carry Plan.+
10.34(41)	Form of Percentage Points Award Agreement pursuant to the BlackRock, Inc. Leadership Retention Carry Plan.+
10.35(42)	Form of Performance-Based Stock Option Agreement under the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan.+
21.1	Subsidiaries of Registrant.
23.1	Deloitte & Touche LLP Consent.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
(14)
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
(32)
Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 6, 2021.
(33)
Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on December 13, 2021.
(34)
Incorporated by reference to BlackRock's Current Report on Form 8-K filed on April 1, 2022.
(35)
Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on April 3, 2023.
(36)
Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2009.
(37)
Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
(38)
Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on February 19, 2013.
(39)
Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2014.
(40)
Incorporated by reference to BlackRock’s Annual Report on Form 10-K for the year ended December 31, 2019.
(41)
Incorporated by reference to BlackRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(42)
Incorporated by reference to BlackRock's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

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
Laurence D. Fink
Chairman, Chief Executive Officer and Director

February 23, 2024

Each of the officers and directors of BlackRock, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints Laurence D. Fink, Martin S. Small, Christopher J. Meade, Laura Hildner and R. Andrew Dickson III, his or her true and lawful attorneys-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Laurence D. Fink	Chairman, Chief Executive Officer and Director	February 23, 2024
Laurence D. Fink	(Principal Executive Officer)
/s/ Martin S. Small	Senior Managing Director and Chief Financial Officer	February 23, 2024
Martin S. Small	(Principal Financial Officer)
/s/ Marc D. Comerchero	Managing Director and Chief Accounting Officer	February 23, 2024
Marc D. Comerchero	(Principal Accounting Officer)
/s/ Bader M. Alsaad	Director	February 23, 2024
Bader M. Alsaad
/s/ Pamela Daley	Director	February 23, 2024
Pamela Daley
/s/ William E. Ford	Director	February 23, 2024
William E. Ford
/s/ Fabrizio Freda	Director	February 23, 2024
Fabrizio Freda
/s/ Murry S. Gerber	Director	February 23, 2024
Murry S. Gerber
/s/ Margaret L. Johnson	Director	February 23, 2024
Margaret L. Johnson
/s/ Robert S. Kapito	Director	February 23, 2024
Robert S. Kapito
/s/ Cheryl D. Mills	Director	February 23, 2024
Cheryl D. Mills
/s/ Amin H. Nasser	Director	February 23, 2024
Amin H. Nasser
/s/ Gordon M. Nixon	Director	February 23, 2024
Gordon M. Nixon
/s/ Kristin Peck	Director	February 23, 2024
Kristin Peck
/s/ Charles H. Robbins	Director	February 23, 2024
Charles H. Robbins
/s/ Marco Antonio Slim Domit	Director	February 23, 2024
Marco Antonio Slim Domit
/s/ Hans E. Vestberg	Director	February 23, 2024
Hans E. Vestberg
/s/ Susan L. Wagner	Director	February 23, 2024
Susan L. Wagner
/s/ Mark Wilson	Director	February 23, 2024
Mark Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BlackRock, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Impairment of indefinite-lived intangible assets related to certain management contracts — Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

The Company’s indefinite-lived intangible assets are comprised of management contracts, trade names/trademarks and licenses acquired in business acquisitions. The Company performs its impairment assessment of its indefinite-lived intangible assets at least annually, as of July 31st. In evaluating whether it is more likely than not that the fair value of indefinite-lived intangibles is less than carrying value, the Company performs certain quantitative assessments and assesses various significant qualitative factors. If an indefinite-lived intangible asset is determined to be more likely than not impaired, the fair value of the asset is then compared with its carrying value and any excess of the carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs. The determination of fair value requires management to make estimates and assumptions related to revenue basis points, projected assets under management (“AUM”) growth rates, operating margins, tax rates and discount rates.

Given the significant judgments made by management to estimate the fair value of indefinite-lived intangible assets related to certain management contracts, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to projected AUM growth rates, revenue basis points, operating margins, tax rates, and discount rates, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of fair value of indefinite-lived intangible assets related to certain management contracts included the following, among others:

•
We tested the design and operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment analysis, including those related to management’s assessment of the factors that impact the fair value of the Company’s indefinite-lived intangible assets. This includes controls related to management's revenue basis points, projected AUM growth rates, operating margins, tax rates, and the selection of the discount rates.
•
We evaluated the reasonableness of management’s AUM, revenue basis points, projected AUM growth rates, operating margins, tax rates and discount rates by comparing management’s projections to:
•
historical amounts.
•
Internal communications to management and the Board of Directors.
•
Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•
We evaluated management’s ability to accurately project revenue basis points, AUM growth rates, operating margins and tax rates, by comparing actual results to management’s historical forecasts.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s valuation methodology and assumptions, including the selection of the discount rates by: (1) testing the source information underlying the determination of the discount rate and the mathematical accuracy of the evaluation and (2) developing a range of independent estimates and comparing those to the discount rate selected by management.
•
We evaluated the impact of changes in management’s forecasts from July 31, 2023, the annual impairment assessment date, to December 31, 2023.

/s/ Deloitte & Touche LLP

New York, New York

February 23, 2024

We have served as the Company's auditor since 2002.

BlackRock, Inc.

Consolidated Statements of Financial Condition

(in millions, except shares and per share data)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents(1)	$8,736	$7,416
Accounts receivable	3,916	3,264
Investments(1)	9,740	7,466
Separate account assets	56,098	54,066
Separate account collateral held under securities lending agreements	4,558	5,765
Property and equipment (net of accumulated depreciation and amortization of $1,439 and $1,390 at December 31, 2023 and 2022, respectively)	1,112	1,031
Intangible assets (net of accumulated amortization of $618 and $483 at December 31, 2023 and 2022, respectively)	18,258	18,302
Goodwill	15,524	15,341
Operating lease right-of-use assets	1,421	1,516
Other assets(1)	3,848	3,461
Total assets	$123,211	$117,628
Liabilities
Accrued compensation and benefits	$2,393	$2,272
Accounts payable and accrued liabilities	1,240	1,294
Borrowings	7,918	6,654
Separate account liabilities	56,098	54,066
Separate account collateral liabilities under securities lending agreements	4,558	5,765
Deferred income tax liabilities	3,506	3,381
Operating lease liabilities	1,784	1,835
Other liabilities(1)	4,474	3,576
Total liabilities	81,971	78,843
Commitments and contingencies (Note 15)
Temporary equity
Redeemable noncontrolling interests	1,740	909
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at December 31, 2023 and 2022;
   Shares issued: 172,075,373 at December 31, 2023 and 2022;
   Shares outstanding: 148,500,074 and 149,756,492 at December 31, 2023 and 2022, respectively

Additional paid-in capital	19,833	19,772
Retained earnings	32,343	29,876
Accumulated other comprehensive loss	(840)	(1,101)
Treasury stock, common, at cost (23,575,299 and 22,318,881 shares held at December 31, 2023 and 2022, respectively)	(11,991)	(10,805)
Total BlackRock, Inc. stockholders’ equity	39,347	37,744
Nonredeemable noncontrolling interests	153	132
Total permanent equity	39,500	37,876
Total liabilities, temporary equity and permanent equity	$123,211	$117,628
(1)
At December 31, 2023, cash and cash equivalents, investments, other assets and other liabilities include $234 million, $5.0 billion, $83 million and $2.2 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2022, cash and cash equivalents, investments, other assets and other liabilities include $234 million, $3.9 billion, $68 million and $1.9 billion, respectively, related to consolidated VIEs.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Income

(in millions, except per share data)	2023	2022	2021
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$10,757	$10,848	$11,474
Other third parties	3,642	3,603	3,786
Total investment advisory, administration fees and securities lending revenue	14,399	14,451	15,260
Investment advisory performance fees	554	514	1,143
Technology services revenue	1,485	1,364	1,281
Distribution fees	1,262	1,381	1,521
Advisory and other revenue	159	163	169
Total revenue	17,859	17,873	19,374
Expense
Employee compensation and benefits	5,779	5,681	6,043
Distribution and servicing costs	2,051	2,179	2,200
Direct fund expense	1,331	1,226	1,313
General and administration expense	2,211	2,160	2,221
Restructuring charge	61	91	—
Amortization of intangible assets	151	151	147
Total expense	11,584	11,488	11,924
Operating income	6,275	6,385	7,450
Nonoperating income (expense)
Net gain (loss) on investments	699	(35)	841
Interest and dividend income	473	152	87
Interest expense	(292)	(212)	(205)
Total nonoperating income (expense)	880	(95)	723
Income before income taxes	7,155	6,290	8,173
Income tax expense	1,479	1,296	1,968
Net income	5,676	4,994	6,205
Less:
Net income (loss) attributable to noncontrolling interests	174	(184)	304
Net income attributable to BlackRock, Inc.	$5,502	$5,178	$5,901
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$36.85	$34.31	$38.76
Diluted	$36.51	$33.97	$38.22
Weighted-average common shares outstanding:
Basic	149.3	150.9	152.2
Diluted	150.7	152.4	154.4

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Comprehensive Income

(in millions)	2023	2022	2021
Net income	$5,676	$4,994	$6,205
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	261	(551)	(213)
Comprehensive income	5,937	4,443	5,992
Less: Comprehensive income (loss) attributable to noncontrolling interests	174	(184)	304
Comprehensive income attributable to BlackRock, Inc.	$5,763	$4,627	$5,688
(1)
Amount for 2023 includes a loss from a net investment hedge of $20 million (net of tax benefit of $6 million). Amount for 2022 includes a gain from a net investment hedge of $37 million (net of tax expense of $12 million). Amount for 2021 includes a gain from a net investment hedge of $46 million (net of tax expense of $14 million).

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Changes in Equity

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2020	$19,295	$24,334	$(337)	$(8,009)	$35,283	$51	$35,334	$2,322
Net income	—	5,901	—	—	5,901	(2)	5,899	306
Dividends declared ($16.52 per share)	—	(2,547)	—	—	(2,547)	—	(2,547)	—
Stock-based compensation	734	—	—	—	734	—	734	—
Issuance of common shares related to employee stock transactions	(387)	—	—	407	20	—	20	—
Employee tax withholdings related to employee stock transactions	—	—	—	(285)	(285)	—	(285)	—
Shares repurchased	—	—	—	(1,200)	(1,200)	—	(1,200)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	67	67	1,408
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	(3)	(3)	(2,949)
Other comprehensive income (loss)	—	—	(213)	—	(213)	—	(213)	—
December 31, 2021	$19,642	$27,688	$(550)	$(9,087)	$37,693	$113	$37,806	$1,087
Net income	—	5,178	—	—	5,178	6	5,184	(190)
Dividends declared ($19.52 per share)	—	(2,990)	—	—	(2,990)	—	(2,990)	—
Stock-based compensation	708	—	—	—	708	—	708	—
Issuance of common shares related to employee stock transactions	(576)	—	—	614	38	—	38	—
Employee tax withholdings related to employee stock transactions	—	—	—	(457)	(457)	—	(457)	—
Shares repurchased	—	—	—	(1,875)	(1,875)	—	(1,875)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	4	4	614
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	9	9	(602)
Other comprehensive income (loss)	—	—	(551)	—	(551)	—	(551)	—
December 31, 2022	$19,774	$29,876	$(1,101)	$(10,805)	$37,744	$132	$37,876	$909
Net income	—	5,502	—	—	5,502	16	5,518	158
Dividends declared ($20.00 per share)	—	(3,035)	—	—	(3,035)	—	(3,035)	—
Stock-based compensation	630	—	—	—	630	—	630	—
Issuance of common shares related to employee stock transactions	(569)	—	—	698	129	—	129	—
Employee tax withholdings related to employee stock transactions	—	—	—	(375)	(375)	—	(375)	—
Shares repurchased	—	—	—	(1,509)	(1,509)	—	(1,509)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(16)	(16)	1,643
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	21	21	(970)
Other comprehensive income (loss)	—	—	261	—	261	—	261	—
December 31, 2023	$19,835	$32,343	$(840)	$(11,991)	$39,347	$153	$39,500	$1,740
(1)
Amounts include $2 million of common stock at December 31, 2023, 2022, 2021 and 2020.

See accompanying notes to consolidated financial statements.

BlackRock, Inc.

Consolidated Statements of Cash Flows

(in millions)	2023	2022	2021
Operating activities
Net income	$5,676	$4,994	$6,205
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	427	418	415
Noncash lease expense	140	165	144
Stock-based compensation	630	708	734
Deferred income tax expense (benefit)	124	602	(865)
Contingent consideration fair value adjustments	3	3	34
Other investment gains	—	(268)	(165)
Net (gains) losses within CIPs	(380)	400	(302)
Net (purchases) proceeds within CIPs	(1,780)	(1,190)	(1,683)
(Earnings) losses from equity method investees	(378)	(29)	(315)
Distributions of earnings from equity method investees	49	50	84
Changes in operating assets and liabilities:
Accounts receivable	(586)	416	(322)
Investments, trading	72	196	323
Other assets	(326)	(166)	(172)
Accrued compensation and benefits	145	(711)	412
Accounts payable and accrued liabilities	(26)	(151)	342
Other liabilities	375	(481)	75
Net cash provided by/(used in) operating activities	4,165	4,956	4,944
Investing activities
Purchases of investments	(846)	(824)	(910)
Proceeds from sales and maturities of investments	400	242	429
Distributions of capital from equity method investees	46	70	95
Net consolidations (deconsolidations) of sponsored investment funds	(26)	(85)	(104)
Acquisitions, net of cash acquired	(189)	—	(1,106)
Purchases of property and equipment	(344)	(533)	(341)
Net cash provided by/(used in) investing activities	(959)	(1,130)	(1,937)
Financing activities
Repayments of long-term borrowings	—	(750)	(750)
Proceeds from long-term borrowings	1,238	—	991
Cash dividends paid	(3,035)	(2,990)	(2,547)
Proceeds from stock options exercised	95	11	—
Repurchases of common stock	(1,884)	(2,332)	(1,485)
Net proceeds from (repayments of) borrowings by CIPs	(59)	(26)	32
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	1,627	618	1,475
Other financing activities	26	27	(3)
Net cash provided by/(used in) financing activities	(1,992)	(5,442)	(2,287)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	106	(291)	(61)
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,320	(1,907)	659
Cash, cash equivalents and restricted cash, beginning of year	7,433	9,340	8,681
Cash, cash equivalents and restricted cash, end of year	$8,753	$7,433	$9,340
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$200	$177	$189
Income taxes (net of refunds)	$1,392	$1,067	$2,720
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$569	$576	$387
Increase/(decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(949)	$(593)	$(2,952)

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

Accounting Developments

Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures about reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker ("CODM") and (2) included in the reported measure of segment profit or loss. The new standard also requires companies to disclose the title and position of the individual (or the name of the committee) identified as the CODM, allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources, and is applicable to companies with a single reportable segment. The requirements are effective for annual reporting periods beginning on January 1, 2024, and are required to be applied retrospectively. Early adoption is permitted. The Company does not expect the additional disclosure requirements under ASU 2023-07 to have a material impact on the consolidated financial statements.

Income Tax Disclosure Requirements. In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances interim and annual income tax disclosures. The two primary enhancements disaggregate existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. The additional disclosure requirements under ASU 2023-09 are required to be applied prospectively and are effective for the Company on January 1, 2025. The Company does not expect the additional disclosure requirements under ASU 2023-09 to have a material impact on the consolidated financial statements.

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

Investments in Equity Securities. Equity securities are generally carried at fair value on the consolidated statements of financial condition with changes in the FVTNI within nonoperating income (expense). For nonmarketable equity securities, the Company generally elects to apply the practicality exception to fair value measurement, under which such securities will be measured at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer with such changes recorded through net income within nonoperating income (expense). Dividends received are recorded as dividend income within nonoperating income (expense).

Equity Method. The Company applies the equity method of accounting for equity investments where the Company does not consolidate the investee, but can exert significant influence over the financial and operating policies of the investee. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of its investees is based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms of BlackRock's contractual agreements, including investor voting or other rights, any influence BlackRock may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the entity’s operating documents and the relationship between BlackRock and other investors in the entity. The Company’s share of the investee’s underlying net income or loss is recorded as net gain (loss) on investments within nonoperating income (expense) and as other revenue for certain strategic minority investments since such investees are considered to be an extension of the Company’s core business. The Company’s share of net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the consolidated statement of financial condition. Distributions received reduce the Company’s carrying value of the investment and the cost basis if deemed to be a return of capital. The Company classifies distributions in the consolidated statements of cash flows as either distributions of earnings (operating) or distributions of capital (investing) based on the nature of the distribution.

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

Management continually reconsiders whether the Company is deemed to be a VIE’s PB.

Consolidation of Voting Rights Entities. BlackRock is required to consolidate an investee to the extent that BlackRock can exert absolute control over the financial and operating policies of the investee, which generally exists if there is a greater than 50% voting equity interest.

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

In situations where the Company receives the legal title to collateral under these securities lending arrangements, the Company records an asset on the consolidated statements of financial condition and an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the consolidated statements of financial condition. At December 31, 2023 and 2022, the fair value of loaned securities held by separate accounts was approximately $9.3 billion and $10.2 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $10.1 billion and $11.0 billion, respectively, of which approximately $4.6 billion as of 2023 and $5.8 billion as of 2022 was recognized on the consolidated statements of financial condition. During 2023 and 2022, the Company had not resold or repledged any of the collateral received under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the consolidated statements of income.

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

Indefinite-lived intangible assets and goodwill are not amortized. Finite-lived investor/customer relationships, technology-related assets, and management contracts, which relate to acquired separate accounts and funds, that are expected to contribute to the future cash flows of the Company for a specified period of time, are amortized over their estimated useful lives. On a quarterly basis, the Company considers whether the indefinite-lived and finite-lived classifications are still appropriate.

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

Consolidated Affiliate. The Company owns 50.1% of an asset management company in China - BlackRock CCB Wealth Management Company Ltd. (“WMC”). The Company consolidates WMC, which it deems to be a VRE, because it exerts control over the financial and operating policies of the entity, based on the Company’s 50.1% ownership and voting rights.

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

The Company also earns revenue by lending securities on behalf of clients, primarily to highly rated banks and broker-dealers. The securities loaned are collateralized by either cash or securities, generally ranging from 102% to 112% of the value of the loaned securities. Securities lending fees are based on (1) a percentage of the notional value of the loaned securities and (2) a spread between the interest earned on the reinvested cash collateral and the amount rebated to the borrower. Revenue is recognized over time as services are performed. Generally, the securities lending fees are shared between the Company and the funds or other third-party accounts managed by the Company from which the securities are borrowed. For 2023, 2022 and 2021, securities lending revenue earned by the Company totaled $675 million, $599 million and $555 million, respectively, and is recorded in investment advisory, administration and securities lending revenue on the consolidated statements of income. Investment advisory, administration fees and securities lending revenue are reported together as the fees for these services often are agreed upon with clients as a bundled fee.

Money Market Fee Waivers. The Company may voluntarily waive a portion of its management fees on certain money market funds to ensure that they maintain a targeted level of daily net investment income (the “Yield Support waivers”). There were no Yield Support waivers during 2023. During 2022 and 2021, these waivers resulted in a reduction of management fees of approximately $72 million, and $500 million respectively, which was partially offset by a reduction of BlackRock’s distribution and servicing costs paid to financial intermediaries. The Company may increase or decrease the level of Yield Support waivers in future periods.

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

Performance fees, including carried interest, are generated on certain management contracts when performance hurdles are achieved. Such performance fees are recognized when the contractual performance criteria have been met and when it is determined that they are no longer probable of significant reversal. Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Significant judgment is involved in making such determination. Performance fees typically arise from investment management services that began in prior reporting periods. Consequently, a portion of the fees the Company recognizes may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating performance fees to be recognized, including carried interest.

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

The Company recognizes all excess tax benefits and deficiencies in income tax expense on the consolidated statements of income, which results in volatility of income tax expense as a result of fluctuations in the Company’s stock price. Accordingly, the Company recorded a discrete income tax benefit of $41 million, $87 million and $43 million during 2023, 2022 and 2021, respectively, for vested RSUs where the grant date stock price was lower than the vesting date stock price.

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

Foreign Exchange. Foreign currency transactions are recorded at the exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities that are denominated in foreign currencies are subsequently remeasured into the functional currencies of the Company's subsidiaries at the rates prevailing at each statement of financial condition date. Gains and losses arising on remeasurement are included in general and administration expense on the consolidated statements of income. Revenue and expenses are translated at average exchange rates during the period. Gains or losses resulting from translating foreign currency financial statements into United States ("US") dollars are included in accumulated other comprehensive income (loss) (“AOCI”), a separate component of stockholders’ equity, on the consolidated statements of financial condition.

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

•
Level 2 assets may include debt securities, loans held within consolidated CLOs, short-term floating-rate notes, asset-backed securities, as well as over-the-counter derivatives, including interest rate swaps and foreign currency exchange contracts that have inputs to the valuations that generally can be corroborated by observable market data.

Level 3 Inputs:

Unobservable inputs for the valuation of the asset or liability, which may include nonbinding broker quotes. Level 3 assets include investments for which there is little, if any, market activity. These inputs require significant management judgment or estimation.

•
Level 3 assets may include direct private equity investments, including those held within CIPs, investments in CLOs and loans held within consolidated CLOs and CIPs.
•
Level 3 liabilities may include borrowings of consolidated CLOs and contingent liabilities related to acquisitions valued based upon discounted cash flow analyses using unobservable market data, or other valuation techniques.

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

The Company records all derivative financial instruments as either assets or liabilities at fair value on a gross basis in the consolidated statements of financial condition. Credit risks are managed through master netting and collateral support agreements. The amounts related to the right to reclaim or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore, such amounts are not offset against fair value amounts recognized for derivative instruments with the same counterparty and are included in other assets and other liabilities. Changes in the fair value of the Company’s derivative financial instruments are recognized in earnings and, where applicable, are offset by the corresponding gain or loss on the related foreign-denominated or hedged assets or liabilities, on the consolidated statements of income.

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

	December 31,	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$8,736	$7,416
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$8,753	$7,433

4. Investments

A summary of the carrying value of total investments is as follows:

(in millions)	December 31, 2023	December 31, 2022
Debt securities:
Trading securities (including $1,829 and $1,279 held by CIPs at December 31, 2023 and December 31, 2022, respectively)	$1,871	$1,331
Held-to-maturity investments	617	544
Total debt securities	2,488	1,875
Equity securities at FVTNI (including $1,429 and $1,089 held by CIPs at December 31, 2023 and December 31, 2022, respectively)(1)	1,585	1,211
Equity method investments:
Equity method investments(2)	2,515	1,895
Investments related to deferred cash compensation plans(1)	241	—
Total equity method investments	2,756	1,895
Loans held by CIPs	205	354
Federal Reserve Bank stock(3)	92	91
Carried interest(4)	1,975	1,550
Other investments(1)(5)	639	490
Total investments	$9,740	$7,466
(1)
Amounts include investments held to economically hedge the impact of market valuation changes on certain deferred cash compensation plans of $241 million, $14 million, and $9 million included within equity method investments, equity securities at FVTNI and other investments, respectively, as of December 31, 2023.
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

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At December 31, 2023, $10 million of these investments mature between one year to five years, $304 million of these investments mature between five to ten years and $303 million of these investments mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	December 31, 2023		December 31, 2022
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$1,225	$1,218	$823	$795
Government debt	501	489	420	400
Asset/mortgage-backed debt	185	164	154	136
Total trading debt securities	$1,911	$1,871	$1,397	$1,331
Equity securities at FVTNI:
Equity securities/mutual funds	$1,520	$1,585	$1,216	$1,211

5. Consolidated Sponsored Investment Products

In the normal course of business, the Company is the manager of various types of sponsored investment products, which may be considered VIE or VREs. The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. In addition, the Company may from time to time own equity or debt securities or enter into derivatives or loan arrangements with the vehicles, each of which are considered variable interests. The Company’s involvement in financing the operations of the VIEs is generally limited to its economic interest in the entity. The Company’s consolidated VIEs include certain sponsored investment products in which BlackRock has an economic interest and as the investment manager, is deemed to have both the power to direct the most significant activities of the products and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment products. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the consolidated statements of financial condition, including BlackRock’s net interest in these products:

	December 31, 2023			December 31, 2022
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$234	$54	$288	$234	$31	$265
Investments:
Trading debt securities	1,423	406	1,829	949	330	1,279
Equity securities at FVTNI	1,059	370	1,429	821	268	1,089
Loans	195	10	205	234	120	354
Other investments	427	171	598	373	77	450
Carried interest	1,916	—	1,916	1,497	—	1,497
Total investments	5,020	957	5,977	3,874	795	4,669
Other assets	83	39	122	68	29	97
Other liabilities(2)	(2,233)	(108)	(2,341)	(1,876)	(48)	(1,924)
Noncontrolling interest - CIPs	(1,625)	(226)	(1,851)	(857)	(125)	(982)
BlackRock's net interest in CIPs	$1,479	$716	$2,195	$1,443	$682	$2,125
(1)
The Company generally cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At December 31, 2023 and 2022, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic interest in these CIPs. Valuation changes associated with financial instruments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

(in millions)	2023	2022	2021
Nonoperating net gain (loss) on consolidated VIEs	$310	$(311)	$296

Net income (loss) attributable to NCI on consolidated VIEs	$174	$(161)	$289

6. Variable Interest Entities

Nonconsolidated VIEs. At December 31, 2023 and 2022, the Company’s carrying value of assets and liabilities included on the consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the PB, was as follows:

(in millions)	Investments	Advisory Fee Receivables	Other Net Assets (Liabilities)	Maximum Risk of Loss(1)
December 31, 2023
Sponsored investment products	$2,377	$116	$(11)	$2,510
December 31, 2022
Sponsored investment products	$1,060	$95	$(12)	$1,172
(1)
At both December 31, 2023 and 2022, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $39 billion and $19 billion at December 31, 2023 and 2022, respectively.

7. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

December 31, 2023 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2023
Assets:
Investments
Debt securities:
Trading securities	$—	$1,829	$42	$—	$—	$1,871
Held-to-maturity investments	—	—	—	—	617	617
Total debt securities	—	1,829	42	—	617	2,488
Equity securities at FVTNI:
Equity securities/mutual funds	1,585	—	—	—	—	1,585
Equity method:
Equity, fixed income, and multi-asset mutual funds	246	—	—	—	—	246
Hedge funds/funds of hedge funds/other	—	—	—	588	—	588
Private equity funds	—	—	—	1,264	—	1,264
Real assets funds	—	—	—	417	—	417
Investments related to deferred cash compensation plans	—	—	—	241	—	241
Total equity method	246	—	—	2,510	—	2,756
Loans	—	30	175	—	—	205
Federal Reserve Bank Stock	—	—	—	—	92	92
Carried interest	—	—	—	—	1,975	1,975
Other investments	15	—	—	467	157	639
Total investments	1,846	1,859	217	2,977	2,841	9,740
Other assets(3)	117	19	120	—	—	256
Separate account assets	34,621	20,810	—	—	667	56,098
Separate account collateral held under securities lending agreements:
Equity securities	1,686	—	—	—	—	1,686
Debt securities	—	2,872	—	—	—	2,872
Total separate account collateral held under securities lending agreements	1,686	2,872	—	—	—	4,558
Total	$38,270	$25,560	$337	$2,977	$3,508	$70,652
Liabilities:
Separate account collateral liabilities under securities lending agreements	$1,686	$2,872	$—	$—	$—	$4,558
Other liabilities(4)	—	17	279	—	—	296
Total	$1,686	$2,889	$279	$—	$—	$4,854
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
(4)
Level 2 amount primarily includes fair value of derivatives (See Note 8, Derivatives and Hedging, for more information). Level 3 amount primarily includes borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and contingent liabilities related to certain acquisitions.

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

Level 3 Assets. Level 3 assets predominantly include investments in CLOs, loans of consolidated CIPs, and a strategic private debt investment. Investments in CLOs and loans were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs. BlackRock's strategic private debt investment was valued using the income approach by discounting the expected cash flows to a single present value. For investments utilizing a discounted cashflow valuation technique, an increase (decrease) in the discount rate or risk premium in isolation could have resulted in a significantly lower (higher) fair value measurement as of December 31, 2023.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for 2023

(in millions)	December 31, 2022	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	December 31, 2023	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$52	$—	$8	$(18)	$—	$—	$—	$42	$—
Total debt securities	52	—	8	(18)	—	—	—	42	—
Loans	248	13	76	(58)	(122)	38	(20)	175	(1)
Total investments	300	13	84	(76)	(122)	38	(20)	217	(1)
Other assets	—	7	113	—	—	—	—	120	7
Total assets	$300	$20	$197	$(76)	$(122)	$38	$(20)	$337	$6
Liabilities:
Other liabilities	$280	$1	$—	$—	$—	$—	$—	$279	$1
(1)
Issuances and other settlements amount includes a deconsolidation related to a previously consolidated VRE. In addition, issuances and other settlements include a contingent liability in connection with the acquisition of Kreos Capital in August 2023 (the “Kreos Transaction”), offset by repayments of borrowings of a consolidated CLO.
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

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities. Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are primarily reported in nonoperating income (expense) on the consolidated statements of income. A portion of net income (loss) related to securities held by CIPs is allocated to NCI to reflect net income (loss) not attributable to the Company.

Transfers in and/or out of Levels. Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At December 31, 2023 and 2022, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below.

	December 31, 2023		December 31, 2022
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$8,736	$8,736	$7,416	$7,416	Level 1	(2)(3)
Other assets	80	80	86	86	Level 1	(2)(4)

Financial Liabilities:
Long-term borrowings	$7,918	$7,413	$6,654	$5,949	Level 2	(5)
(1)
See Note 4, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At December 31, 2023 and 2022, approximately $3.4 billion and $2.2 billion, respectively, of money market funds were recorded within cash and cash equivalents on the consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
At December 31, 2023 and 2022, other assets included cash collateral of approximately $63 million and $69 million, respectively. See Note 8, Derivatives and Hedging for further information on derivatives held by the Company. In addition, other assets included $17 million of restricted cash at both December 31, 2023 and 2022.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of December 2023 and 2022, respectively. See Note 14, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

December 31, 2023

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$588	$134	Daily/Monthly (4%) Quarterly (8%) N/R (88%)	1 – 90 days
Private equity funds	(b)	1,264	218	N/R	N/R
Real assets funds	(c)	417	210	Quarterly (10%) N/R (90%)	60 days
Investments related to deferred cash compensation plan	(e)	241	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	154	62	N/R	N/R
Private equity funds	(d)	145	37	N/R	N/R
Hedge funds/other	(a)	168	64	Quarterly (83%) N/R (17%)	90 days
Total		$2,977	$725

December 31, 2022

(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$525	$149	Daily/Monthly (23%) Quarterly (13%) N/R (64%)	1 – 90 days
Private equity funds	(b)	885	174	N/R	N/R
Real assets funds	(c)	304	304	Quarterly (17%) N/R (83%)	60 days
Consolidated sponsored investment products:
Real assets funds	(c)	116	94	N/R	N/R
Private equity funds	(d)	183	37	N/R	N/R
Other funds		17	31	Quarterly	90 days
Total		$2,030	$789

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, private credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both December 31, 2023 and 2022.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both December 31, 2023 and 2022.
(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both December 31, 2023 and 2022. The total remaining unfunded commitments were $272 million and $398 million at December 31, 2023 and 2022, respectively. The Company’s portion of the total remaining unfunded commitments was $248 million and $364 million at December 31, 2023 and 2022, respectively.
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

Fair Value Option

At December 31, 2023 and 2022, the Company elected the fair value option for certain investments in CLOs of approximately $42 million and $52 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at December 31, 2023 and 2022:

	December 31,	December 31,
(in millions)	2023	2022
CLO Bank loans:
Aggregate principal amounts outstanding	$203	$238
Fair value	194	234
Aggregate unpaid principal balance in excess of (less than) fair value	$9	$4

CLO Borrowings:
Aggregate principal amounts outstanding	$190	$245
Fair value	$180	$245

At December 31, 2023, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030 and may be repaid prior to maturity at any time.

During the year ended December 31, 2023 and 2022, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.
8. Derivatives and Hedging

The Company maintains a program to enter into exchange traded futures as a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. At December 31, 2023 and 2022, the Company had outstanding exchange traded futures related to this macro hedging strategy with aggregate notional values of approximately $1.8 billion and $1.5 billion, with expiration dates during the first quarter of 2024 and 2023, respectively.

In addition, beginning in the first quarter of 2023, the Company entered into futures to economically hedge the exposure to market movements on certain deferred cash compensation plans. At December 31, 2023 , the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $204 million, with expiration dates during the first quarter of 2024.

Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represent settlements of profit/loss, are generally received or made daily, and are reflected in other assets and other liabilities on the consolidated statements of financial condition. These amounts were not material as of December 31, 2023 and 2022.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At December 31, 2023 and 2022, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $3.1 billion and $2.2 billion, with expiration dates in January 2024 and January 2023, respectively.

At both December 31, 2023 and 2022, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the consolidated statements of financial condition at December 31, 2023:

	Assets			Liabilities
	Statement of Financial Condition	December 31,	December 31,	Statement of Financial Condition	December 31,	December 31,
(in millions)	Classification	2023	2022	Classification	2023	2022
Derivative instruments
Forward foreign currency exchange contracts	Other assets	$19	$1	Other liabilities	$6	$19

The following table presents realized and unrealized gains (losses) recognized in the consolidated statements of income on derivative instruments:

		Gains (Losses)
(in millions)	Statement of Income Classification	2023	2022	2021
Derivative Instruments
Exchange traded futures(1)	Nonoperating income (expense)	$(88)	$36	$—
Forward foreign currency exchange contracts	General and administration expense	98	(222)	(29)
Total return swaps	Nonoperating income (expense)	—	83	(99)
Total gain (loss) from derivative instruments		$10	$(103)	$(128)
(1)
Amounts include $112 million of losses and $36 million of gains on futures used as a macro hedging strategy of seed investments for 2023 and 2022, respectively. In addition, amounts include $24 million of gains on futures used to economically hedge certain deferred cash compensation plans for 2023.

The Company's CIPs may utilize derivative instruments as a part of the funds' investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for 2023, 2022 and 2021.

See Note 14, Borrowings, for more information on the Company’s net investment hedge.

9. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful	December 31,
(in millions)	Life-In Years	2023	2022
Property and equipment:
Land	N/A	$6	$6
Building	39	33	33
Building improvements	15	31	31
Leasehold improvements(1)	1-15	1,036	613
Equipment and computer software	3	1,088	1,033
Other transportation equipment	10	192	192
Furniture and fixtures	7	99	96
Construction in progress(1)	N/A	66	417
Total		2,551	2,421
Less: accumulated depreciation and amortization		1,439	1,390
Property and equipment, net		$1,112	$1,031

N/A – Not Applicable

(1)
During 2023, approximately $400 million was reclassed from construction in progress to leasehold improvements primarily related to the Company's new headquarters located at 50 Hudson Yards in New York.

Qualifying software costs of approximately $103 million, $91 million and $87 million have been capitalized within equipment and computer software during 2023, 2022 and 2021, respectively, and are being amortized over an estimated useful life of three years.

Depreciation and amortization expense was $263 million, $251 million and $249 million for 2023, 2022 and 2021, respectively.

10. Goodwill

Goodwill activity during 2023 and 2022 was as follows:

(in millions)	2023	2022
Beginning of year balance	$15,341	$15,351
Acquisitions(1)	184	—
Other	(1)	(10)
End of year balance	$15,524	$15,341
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

BlackRock assessed its goodwill for impairment as of July 31, 2023, 2022 and 2021 and considered such factors as the book value and the market capitalization of the Company. The impairment assessment indicated no impairment charges were required. The Company continues to monitor its book value per share compared with closing prices of its common stock for potential indicators of impairment. At December 31, 2023, the Company’s common stock closed at a market price of $811.80, which exceeded its book value of $264.96 per share.

11. Intangible Assets

Intangible assets at December 31, 2023 and 2022 consisted of the following:

(in millions)	Remaining Weighted- Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
At December 31, 2023
Indefinite-lived intangible assets:
Management contracts	N/A	$16,169	$—	$16,169
Trade names/trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,578	—	17,578
Finite-lived intangible assets(1):
Management contracts	3.7	244	156	88
Investor/customer relationships	6.0	785	338	447
Technology-related	4.6	260	118	142
Trade names/trademarks	1.8	9	6	3
Total finite-lived intangible assets	5.4	1,298	618	680
Total intangible assets		$18,876	$618	$18,258

At December 31, 2022
Indefinite-lived intangible assets:
Management contracts	N/A	$16,169	$—	$16,169
Trade names/trademarks	N/A	1,403	—	1,403
License	N/A	6	—	6
Total indefinite-lived intangible assets		17,578	—	17,578
Finite-lived intangible assets:
Management contracts	2.9	177	130	47
Investor/customer relationships	7.0	746	254	492
Technology-related	4.6	261	81	180
Trade names/trademarks	2.6	23	18	5
Total finite-lived intangible assets	6.1	1,207	483	724
Total intangible assets		$18,785	$483	$18,302

N/A – Not Applicable

(1)
In connection with the Kreos Transaction, the Company acquired approximately $67 million of finite-lived management contracts and $39 million of finite-lived investor relationships with weighted-average estimated lives of approximately five and ten years, respectively.

The impairment tests performed for intangible assets as of July 31, 2023, 2022 and 2021 indicated no impairment charges were required.

Estimated amortization expense for finite-lived intangible assets for each of the five succeeding years is as follows:

(in millions)
Year	Amount
2024	$151
2025	143
2026	129
2027	103
2028	83

12. Leases

The following table presents components of lease cost included in general and administration expense on the consolidated statements of income:

(in millions)	2023	2022	2021
Lease cost:
Operating lease cost(1)	$189	$216	$184
Variable lease cost(2)	49	39	44
Total lease cost	$238	$255	$228
(1)
Amounts include short-term leases, which are immaterial for 2023, 2022 and 2021.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of ROU assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

(in millions)	2023	2022	2021
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$142	$162	$75

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$32	$115	$1,165

	December 31, 2023		December 31, 2022
Lease term and discount rate:
Weighted-average remaining lease term	15	years	16	years
Weighted-average discount rate	3%		3%

(in millions)
Maturity of operating lease liabilities at December 31, 2023	Amount
2024	$180
2025	164
2026	153
2027	147
2028	141
Thereafter	1,379
Total lease payments	2,164
Less: imputed interest	(380)
Present value of lease liabilities	$1,784

13. Other Assets

At December 31, 2023 and 2022, the Company had $773 million and $809 million, respectively, of equity method investments recorded within other assets on the consolidated statements of financial condition, since such investees are considered to be an extension of BlackRock’s core business. BlackRock’s share of these investees’ underlying net income or loss is based upon the most currently available information and is recorded within advisory and other revenue. In 2022, the Company recorded a nonoperating, noncash, pre-tax gain of approximately $267 million in connection with the dilution of its ownership interest to approximately 25% in its strategic minority investment in iCapital Network, Inc. ("iCapital"). At December 31, 2023 and 2022, the Company's ownership interest in iCapital was approximately 25%, and the carrying value of the Company's interest was $641 million and $669 million, respectively. In accordance with GAAP, certain equity method investees, including iCapital, do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At December 31, 2023 and 2022, the Company had $484 million and $375 million, respectively, of other nonequity method corporate minority investments recorded within other assets on the consolidated statements of financial condition, since such investees are considered to be an extension of BlackRock's core business. These investments included equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities, and a strategic private debt investment measured at fair value. Changes in value of the equity securities are recorded in nonoperating income (expense) and changes in value of the debt security is recorded in AOCI, net of tax. See Note 2, Significant Accounting Policies, for further information.

14. Borrowings

Short-Term Borrowings

2023 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility which is available for working capital and general corporate purposes (the “2023 credit facility”). In March 2023, the 2023 credit facility was amended to, among other things, (1) increase the aggregate commitment amount by $300 million to $5 billion, (2) extend the maturity date to March 2028 and (3) change the secured overnight financing rate (“SOFR”) adjustment to 10 bps per annum for all SOFR-based borrowings. The 2023 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2023 credit facility to an aggregate principal amount of up to $6 billion. The 2023 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at December 31, 2023. At December 31, 2023, the Company had no amount outstanding under the 2023 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2023 credit facility. At December 31, 2023, BlackRock had no CP Notes outstanding.

Long-Term Borrowings

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at December 31, 2023 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
3.50% Notes due 2024	$1,000	$—	$1,000	$995
1.25% Notes due 2025	772	(1)	771	752
3.20% Notes due 2027	700	(2)	698	677
3.25% Notes due 2029	1,000	(7)	993	948
2.40% Notes due 2030	1,000	(4)	996	893
1.90% Notes due 2031	1,250	(8)	1,242	1,053
2.10% Notes due 2032	1,000	(12)	988	834
4.75% Notes due 2033	1,250	(20)	1,230	1,261
Total long-term borrowings	$7,972	$(54)	$7,918	$7,413
(1)
The unamortized discount and debt issuance costs are being amortized over the term of the notes.

Long-term borrowings at December 31, 2022 had a carrying value of $6.7 billion and a fair value of $5.9 billion determined using market prices at the end of December 2022.

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

Upon conversion to US dollars the Company designated the €700 million debt offering as a net investment hedge to offset its currency exposure relating to its net investment in certain euro functional currency operations. A loss of $20 million (net of tax benefit of $6 million), gain of $37 million (net of tax expense of $12 million), and a gain of $46 million (net of tax expense of $14 million) were recognized in other comprehensive income for 2023, 2022 and 2021, respectively. No hedge ineffectiveness was recognized during 2023, 2022 and 2021.

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

15. Commitments and Contingencies

Investment Commitments. At December 31, 2023, the Company had $738 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Contingencies

Legal Proceedings. From time to time, BlackRock receives subpoenas or other requests for information from various US federal and state governmental and regulatory authorities and international governmental and regulatory authorities in connection with industry-wide or other investigations or proceedings. It is BlackRock’s policy to cooperate fully with such matters. BlackRock has been responding to requests from the SEC in connection with a publicly reported, industry-wide investigation of investment advisers’ compliance with record retention requirements relating to certain types of electronic communications. BlackRock is cooperating with the SEC’s investigation.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of December 31, 2023 and subject to this type of indemnification was approximately $259 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $276 billion were held as collateral for indemnified securities on loan at December 31, 2023. The fair value of these indemnifications was not material at December 31, 2023.

16. Revenue

The table below presents detail of revenue for 2023, 2022 and 2021 and includes the product mix of investment advisory, administration fees and securities lending revenue and performance fees.

(in millions)	2023	2022	2021
Revenue:
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$2,000	$2,147	$2,571
ETFs	4,418	4,345	4,658
Non-ETF Index	743	711	771
Equity subtotal	7,161	7,203	8,000
Fixed income:
Active	1,897	1,977	2,191
ETFs	1,230	1,122	1,201
Non-ETF Index	353	396	471
Fixed income subtotal	3,480	3,495	3,863
Multi-asset	1,203	1,299	1,414
Alternatives:
Illiquid alternatives	889	741	668
Liquid alternatives	572	633	629
Currency and commodities(1)	185	216	216
Alternatives subtotal	1,646	1,590	1,513
Long-term	13,490	13,587	14,790
Cash management	909	864	470
Total investment advisory, administration fees and securities lending revenue	14,399	14,451	15,260
Investment advisory performance fees:
Equity	99	49	153
Fixed income	4	25	48
Multi-asset	28	25	32
Alternatives:
Illiquid alternatives	273	296	208
Liquid alternatives	150	119	702
Alternatives subtotal	423	415	910
Total investment advisory performance fees	554	514	1,143
Technology services revenue	1,485	1,364	1,281
Distribution fees	1,262	1,381	1,521
Advisory and other revenue:
Advisory	81	56	68
Other	78	107	101
Total advisory and other revenue	159	163	169
Total revenue	$17,859	$17,873	$19,374
(1)
Amounts include commodity ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

(in millions)	2023	2022	2021
By client type:
Retail	$4,115	$4,442	$4,957
ETFs	5,834	5,671	6,074
Institutional:
Active	2,623	2,535	2,675
Index	918	939	1,084
Total institutional	3,541	3,474	3,759
Long-term	13,490	13,587	14,790
Cash management	909	864	470
Total	$14,399	$14,451	$15,260

By investment style:
Active	$6,534	$6,789	$7,455
Index and ETFs	6,956	6,798	7,335
Long-term	13,490	13,587	14,790
Cash management	909	864	470
Total	$14,399	$14,451	$15,260

Investment Advisory and Administration Fees – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2023 and 2022:

December 31, 2023

(in millions)	2024	2025	2026	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$204	$174	$152	$164	$694

December 31, 2022

(in millions)	2023	2024	2025	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$157	$111	$78	$102	$448
(1)
Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at December 31, 2023 and 2022. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.
(2)
The Company elected the following practical expedients and therefore does not include amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the consolidated statements of financial condition, for the year ended December 31, 2023 and 2022:

(in millions)	2023	2022
Beginning balance	$1,420	$1,508
Net increase (decrease) in unrealized allocations	577	175
Performance fee revenue recognized	(214)	(263)
Ending balance	$1,783	$1,420

Technology Services Revenue – Remaining Performance Obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at December 31, 2023 and 2022:

December 31, 2023

(in millions)	2024	2025	2026	Thereafter	Total
Technology services revenue(1)(2)	$131	$73	$56	$59	$319

December 31, 2022

(in millions)	2023	2024	2025	Thereafter	Total
Technology services revenue(1)(2)	$112	$51	$35	$40	$238
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

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of December 31, 2023, the estimated annual fixed minimum fees for 2024 for outstanding contracts approximated $1.1 billion. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the year ended December 31, 2023 and 2022, which is included in other liabilities on the consolidated statements of financial condition:

(in millions)	2023	2022
Beginning balance	$125	$122
Additions(1)	92	99
Revenue recognized that was included in the beginning balance	(84)	(96)
Ending balance	$133	$125
(1)
Amounts are net of revenue recognized.

17. Stock-Based Compensation

The components of stock-based compensation expense are as follows:

(in millions)	2023	2022	2021
Stock-based compensation:
RSUs	$596	$686	$709
Stock options	34	22	25
Total stock-based compensation(1)	$630	$708	$734
(1)
Amount for 2023 and 2022 includes $14 million and $33 million of compensation expense for accelerated vesting of previously granted stock-based compensation awards, respectively, recognized as part of the restructuring charge disclosed in Note 23, Restructuring Charge.

Stock Award and Incentive Plan. Pursuant to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan (the “Award Plan”), options to purchase shares of the Company’s common stock at an exercise price not less than the market value of BlackRock’s common stock on the date of grant in the form of stock options, restricted stock or RSUs may be granted to employees and nonemployee directors. A maximum of 41,500,000 shares of common stock were authorized for issuance under the Award Plan. Of this amount, 2,248,287 shares remain available for future awards at December 31, 2023. Upon exercise of employee stock options, the issuance of restricted stock or the vesting of RSUs, the Company issues shares out of treasury to the extent available.

RSUs. Pursuant to the Award Plan, RSUs may be granted to certain employees. Substantially all RSUs vest over periods ranging from one to three years and are expensed using the straight-line method over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. RSUs are not considered participating securities for purposes of calculating EPS as the dividend equivalents are subject to forfeiture prior to vesting of the award.

RSU activity for 2023 is summarized below.

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2022	2,009,207	$710.67
Granted	771,935	$731.40
Converted	(934,099)	$634.10
Forfeited	(74,404)	$771.59
December 31, 2023	1,772,639	$757.49

The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total fair market value of RSUs granted to employees during 2023, 2022 and 2021 was $565 million, $662 million and $664 million, respectively. The total grant-date fair market value of RSUs converted to common stock during 2023, 2022 and 2021 was $592 million, $461 million and $391 million, respectively.

RSUs granted in connection with annual incentive compensation under the Award Plan primarily related to the following:

	2023	2022	2021
Awards granted that vest ratably over three years from the date of grant	342,706	498,633	470,253
Awards granted that vest with varying vesting periods	169,764	117,169	168,504
Awards granted that cliff vest 100% on:
January 31, 2024	—	—	247,621
January 31, 2025	—	197,817	—
January 31, 2026	259,465	—	—
	771,935	813,619	886,378

At December 31, 2023, the intrinsic value of outstanding RSUs was $1.4 billion, reflecting a closing stock price of $811.80.

At December 31, 2023, total unrecognized stock-based compensation expense related to unvested RSUs was $421 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.1 years.

In January 2024, pursuant to the Award Plan, the Company granted approximately:

•
347,000 RSUs to employees as part of annual incentive compensation that vest ratably over three years from the date of grant;
•
344,000 RSUs to employees that cliff vest 100% on January 31, 2027; and
•
6,000 RSUs to employees with various vesting schedules.

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

In the first quarter of 2023, 2022 and 2021, the Company granted 169,938, 143,846 and 162,029, respectively, performance-based RSUs to certain employees that cliff vest 100% on January 31, 2026, 2025 and 2024, respectively. These awards are amortized over a service period of three years. In January 2023, the Company distributed 29,194 additional RSUs based on the attainment of Company performance measures during the performance period.

Performance-based RSU activity for 2023 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2022	531,054	$672.47
Granted	169,938	$743.60
Additional shares due to attainment of performance measures	29,194	$532.15
Converted	(262,797)	$534.00
Forfeited	(11,005)	$756.51
December 31, 2023	456,384	$767.69

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted to employees during 2023, 2022 and 2021 was $142 million, $164 million and $122 million, respectively.

At December 31, 2023, the intrinsic value of outstanding performance-based RSUs was $370 million reflecting a closing stock price of $811.80.

At December 31, 2023, total unrecognized stock-based compensation expense related to unvested performance-based awards was $82 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.1 years.

In January 2024, the Company granted approximately 166,000 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2027. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures.

Stock Options

Stock option activity and ending balance for year-end December 31, 2023 is summarized below.

	2017 Performance-based Options		2023 Performance-based Options		2023 Time-based Options
Outstanding at	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
December 31, 2022	1,735,898	$513.50	—	$—	—	$—
Granted	—	$—	814,482	$673.58	326,391	$673.58
Exercised	(183,704)	$513.50	—	$—	—	$—
Forfeited	(3,114)	$513.50	(6,787)	$673.58	—	$—
December 31, 2023	1,549,080	$513.50	807,695	$673.58	326,391	$673.58

	Options Outstanding				Options Exercisable
Option Type	Exercise Prices	Options Outstanding(1)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Exercise Prices	Options Exercisable	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
2017 Performance-based	$513.50	1,549,080	2.9	$462	$513.50	991,156	2.9	$296
2023 Performance-based	$673.58	807,695	8.4	112	$673.58	—	—	—
2023 Time-based	$673.58	326,391	8.4	45	$673.58	—	—	—
Total		2,683,166	5.2	$619		991,156	2.9	$296
(1)
At December 31, 2023, 0.6 million 2017 performance-based options, 0.8 million 2023 performance-based options and 0.3 million 2023 time-based options were expected to vest.

At December 31, 2023, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $160 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 3.4 years.

Performance-Based Stock Options

In 2017, pursuant to the Award Plan, the Company awarded performance-based stock option grants to certain employees ("2017 Performance-based Options"). Vesting of 2017 Performance-based Options was contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. Both hurdles have been achieved, and the first two tranches of the awards vested at the end of 2022 and 2023, respectively, with the final equal installment vesting at the end of 2024. Vested options are exercisable for up to nine years following the grant date. The awards are generally forfeited if the employee leaves the Company before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period. The total fair value of options vested during 2023 was $56 million. The aggregate intrinsic value of options exercised during 2023 was $44 million.

The options have a strike price of $513.50, which was the closing price of the shares on the grant date. The grant-date fair value of the awards issued in 2017 was $208 million and was estimated using a Monte Carlo simulation with an embedded lattice model using the assumptions included in the following table:

Grant Year	Expected Term (Years)(1)	Expected Stock Volatility(2)	Expected Dividend Yield(3)	Risk-Free Interest Rate(4)
2017	6.56	22.23%	2.16%	2.33%
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

18. Deferred Cash Compensation and Employee Benefit Plans

Deferred Cash Compensation Plans

The components of deferred cash compensation expense are as follows:

(in millions)	2023	2022	2021
Deferred cash compensation expense:
IPDCP	$195	$228	$304
VDCP	17	(18)	12
Other(1)	14	14	74
Total deferred cash compensation expense	$226	$224	$390
(1)
Amounts primarily relate to deferred cash compensation in connection with certain acquisitions.

Investment Professional Deferred Compensation Program (“IPDCP”). The Company adopted IPDCP for the purpose of providing deferred compensation and retention incentives to certain employees. For this plan, the final value of the deferred amount to be distributed in cash upon vesting is associated with investment returns of certain investment funds. In January 2023, 2022 and 2021, the Company granted approximately $90 million, $257 million, and $321 million of deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant. The liabilities for this plan were $313 million and $358 million at December 31, 2023 and 2022, respectively, and are reflected in the consolidated statements of financial condition as accrued compensation and benefits. In January 2024, the Company granted approximately $114 million of additional deferred compensation that will fluctuate with investment returns and will vest ratably over three years from the date of grant.

Voluntary Deferred Compensation Plan. The Company adopted a Voluntary Deferred Compensation Plan (“VDCP”) that allows eligible employees in the US to elect to defer between 1% and 100% of their annual cash incentive compensation. The participants must specify a deferral period of up to 10 years from the year of deferral and additionally elect to receive distributions in the form of a lump sum or in up to 10 annual installments. VDCP deferred cash compensation expense includes the mark-to-market impact of investment returns. The liability balance of $144 million and $108 million at December 31, 2023 and 2022, respectively, is reflected on the consolidated statements of financial condition as accrued compensation and benefits.

Other Deferred Cash Plans. The liabilities related to other deferred cash plans granted in connection with certain acquisitions were approximately $82 million and $71 million at December 31, 2023 and 2022, respectively.

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

Certain of the Company’s US employees participate in a defined contribution plan. Employee contributions of up to 8% of eligible compensation, as defined by the plan and subject to Internal Revenue Code limitations, are matched by the Company at 50% up to a maximum of $5,000 annually. In addition, the Company makes an annual retirement contribution to eligible participants equal to 3-5% of eligible compensation. The Company’s contribution expense related to this plan was $86 million in 2023, $83 million in 2022, and $101 million in 2021.

Certain UK wholly owned subsidiaries of the Company contribute to defined contribution plans for their employees. The contributions range between 6% and 15% of each employee’s eligible compensation. The Company’s contribution expense related to these plans was $64 million in 2023, $60 million in 2022, and $57 million in 2021.

In addition, the contribution expense related to defined contribution plans in other regions was $42 million in 2023, $41 million in 2022 and $36 million in 2021.

Defined Benefit Plans. The Company has several defined benefit pension plans with plan assets of approximately $28 million and $29 million at December 31, 2023 and 2022, respectively. The underfunded obligations at December 31, 2023 and 2022 were not material. Benefit payments for the next five years and in aggregate for the five years thereafter are not expected to be material.

19. Related Party Transactions

Determination of Related Parties

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

Revenue from Related Parties

Revenue for services provided by the Company to these and other related parties are as follows:

(in millions)	2023	2022	2021
Investment advisory, administration fees and securities lending revenue(1)	$10,757	$10,848	$11,474
Investment advisory performance fees(1)	286	244	555
Advisory and other revenue(2)	(31)	(31)	(16)
Total revenue from related parties	$11,012	$11,061	$12,013
(1)
Amounts primarily include revenue from registered investment companies and equity method investees.
(2)
Amounts primarily include the Company’s share of the investee’s underlying net income or (loss) from equity method investees.

The Company provides investment advisory and administration services to its open- and closed-end funds and other commingled or pooled funds and separate accounts in which related parties invest.

Receivables and Payables with Related Parties. Due from related parties, which is included within other assets on the consolidated statements of financial condition, was $203 million and $396 million at December 31, 2023 and 2022, respectively, and primarily represented receivables from certain investment products managed by BlackRock. Accounts receivable at December 31, 2023 and 2022 included $1.1 billion and $1.0 billion, respectively, related to receivables from BlackRock mutual funds and ETFs, for investment advisory and administration services.

Due to related parties, which is included within other liabilities on the consolidated statements of financial condition, was $21 million and $15 million at December 31, 2023 and 2022, respectively, and primarily represented payables to certain investment products managed by BlackRock.

20. Net Capital Requirements

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

Quantitative measures established by regulators to ensure capital adequacy require BTC to maintain a minimum Common Equity Tier 1 capital and Tier 1 leverage ratio, as well as Tier 1 and total risk-based capital ratios. Based on BTC’s calculations as of December 31, 2023 and 2022, it exceeded the applicable capital adequacy requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital (to risk weighted assets)	$775	145.8%	$43	8.0%	$53	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$771	145.1%	$24	4.5%	$35	6.5%
Tier 1 capital (to risk weighted assets)	$771	145.1%	$32	6.0%	$43	8.0%
Tier 1 capital (to average assets)	$771	65.9%	$47	4.0%	$59	5.0%
December 31, 2022
Total capital (to risk weighted assets)	$691	126.1%	$44	8.0%	$55	10.0%
Common Equity Tier 1 capital (to risk weighted assets)	$684	124.8%	$25	4.5%	$36	6.5%
Tier 1 capital (to risk weighted assets)	$684	124.8%	$33	6.0%	$44	8.0%
Tier 1 capital (to average assets)	$684	62.8%	$44	4.0%	$54	5.0%

Broker-dealers. BlackRock Investments, LLC and BlackRock Execution Services are registered broker-dealers and wholly owned subsidiaries of BlackRock that are subject to the Uniform Net Capital requirements under the Securities Exchange Act of 1934, which requires maintenance of certain minimum net capital levels.

Capital Requirements. At December 31, 2023 and 2022, the Company was required to maintain approximately $1.8 billion and $2.2 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

21. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Beginning balance	$(1,101)	$(550)	$(337)
Foreign currency translation adjustments(1)	261	(551)	(213)
Ending balance	$(840)	$(1,101)	$(550)
(1)
Amount for 2023 includes a loss from a net investment hedge of $20 million (net of tax benefit of $6 million). Amount for 2022 includes a gain from a net investment hedge of $37 million (net of tax expense of $12 million). Amount for 2021 includes a gain from a net investment hedge of $46 million (net of tax expense of $14 million).

22. Capital Stock

Cash Dividends for Common Shares / RSUs. During 2023, 2022 and 2021, the Company paid cash dividends of $20.00 per share (or $3.0 billion), $19.52 per share (or $3.0 billion) and $16.52 per share (or $2.5 billion), respectively.

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

During 2023, the Company repurchased 2.2 million common shares under the Company’s existing share repurchase program for approximately $1.5 billion. At December 31, 2023, there were approximately 5.7 million shares still authorized to be repurchased under the program.

The Company’s common shares issued and outstanding and related activity consist of the following:

	Shares Issued		Shares Outstanding
	Common Shares	Treasury Common Shares	Common Shares
December 31, 2020	172,075,373	(19,542,488)	152,532,885
Shares repurchased	—	(1,421,994)	(1,421,994)
Net issuance of common shares related to employee stock transactions	—	573,600	573,600
December 31, 2021	172,075,373	(20,390,882)	151,684,491
Shares repurchased	—	(2,710,821)	(2,710,821)
Net issuance of common shares related to employee stock transactions	—	782,822	782,822
December 31, 2022	172,075,373	(22,318,881)	149,756,492
Shares repurchased	—	(2,176,538)	(2,176,538)
Net issuance of common shares related to employee stock transactions	—	920,120	920,120
December 31, 2023	172,075,373	(23,575,299)	148,500,074

23. Restructuring Charge

In the fourth quarter of 2023, a restructuring charge of $61 million ($46 million after-tax), comprised of $47 million of severance and $14 million of compensation expense for accelerated vesting of previously granted deferred compensation awards, was recorded in connection with initiatives to reorganize specific platforms, primarily Aladdin and illiquid alternative investments.

In the fourth quarter of 2022, a restructuring charge of $91 million ($69 million after-tax), comprised of $58 million of severance and $33 million of expense related to the accelerated amortization of previously granted stock-based compensation awards, was recorded in connection with an initiative to modify the size and shape of the workforce to align more closely with strategic priorities.

The table below presents a rollforward of the Company’s restructuring liability for 2023 and 2022, which is included in other liabilities on the consolidated statements of financial condition:

(in millions)
Liability as of December 31, 2021	$—
Additions	91
Accelerated vesting expense of deferred compensation awards	(33)
Liability as of December 31, 2022	58
Cash payments	(58)
Additions	61
Accelerated vesting expense of deferred compensation awards	(14)
Liability as of December 31, 2023	$47

24. Income Taxes

The components of income tax expense for 2023, 2022 and 2021, are as follows:

(in millions)	2023	2022	2021
Current income tax expense:
Federal	$641	$255	$2,031
State and local	176	(9)	226
Foreign	538	448	576
Total net current income tax expense	1,355	694	2,833
Deferred income tax expense (benefit):
Federal	101	562	(935)
State and local	11	64	(150)
Foreign	12	(24)	220
Total net deferred income tax expense (benefit)	124	602	(865)
Total income tax expense	$1,479	$1,296	$1,968

Income tax expense has been based on the following components of income before taxes, less net income (loss) attributable to NCI:

(in millions)	2023	2022	2021
Domestic	$4,565	$4,604	$5,030
Foreign	2,416	1,870	2,839
Total	$6,981	$6,474	$7,869

The foreign income before taxes includes countries that have statutory tax rates that are different than the US federal statutory tax rate of 21%, such as the UK, Canada, Germany and Ireland.

A reconciliation of income tax expense with expected federal income tax expense computed at the applicable federal income tax rate of 21% for 2023, 2022 and 2021 is as follows:

(in millions)	2023		2022		2021
Statutory income tax expense	$1,466	21%	$1,360	21%	$1,653	21%
Increase (decrease) in income taxes resulting from:
State and local taxes (net of federal benefit)	110	2	115	2	121	2
Impact of federal, foreign, state, and local tax rate changes on deferred taxes	—	—	(25)	—	125	2
Stock-based compensation awards	(41)	(1)	(87)	(1)	(43)	(1)
Resolution of outstanding tax matters	(204)	(3)	(143)	(2)	—	—
Effect of foreign tax rates	112	2	23	—	32	—
Other	36	—	53	—	80	1
Income tax expense	$1,479	21%	$1,296	20%	$1,968	25%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.

The components of deferred income tax assets and liabilities are shown below:

	December 31,
(in millions)	2023	2022
Deferred income tax assets:
Compensation and benefits	$375	$568
Loss carryforwards	95	100
Capitalized costs	216	103
Other	825	903
Gross deferred tax assets	1,511	1,674
Less: deferred tax valuation allowances	(59)	(39)
Deferred tax assets net of valuation allowances	1,452	1,635
Deferred income tax liabilities:
Goodwill and acquired indefinite-lived intangibles	4,299	4,244
Acquired finite-lived intangibles	86	114
Unrealized investment gains	25	72
Other	340	349
Gross deferred tax liabilities	4,750	4,779
Net deferred tax (liabilities)	$(3,298)	$(3,144)

Deferred income tax assets and liabilities are recorded net when related to the same tax jurisdiction. At December 31, 2023, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $208 million and $3.5 billion, respectively. At December 31, 2022, the Company recorded on the consolidated statement of financial condition deferred income tax assets, within other assets, and deferred income tax liabilities of $237 million and $3.4 billion, respectively.

Income tax expense for 2023 included $242 million discrete tax net benefits related to the resolution of certain outstanding tax matters and stock-based compensation awards that vested in 2023. Income tax expense for 2022 included $235 million of net discrete tax benefits primarily related to stock-based compensation awards that vested in 2022 and the resolution of certain outstanding tax matters, and $35 million of net noncash tax benefits related to the revaluation of certain deferred income tax liabilities.

At December 31, 2023 and 2022, the Company had available state net operating loss carryforwards of $2.7 billion and $2.5 billion, respectively, which will begin to expire in 2024. At December 31, 2023 and 2022, the Company had foreign net operating loss carryforwards of $164 million and $179 million, respectively, of which $5 million will begin to expire in 2024.

At December 31, 2023 and 2022, the Company had $59 million and $39 million of valuation allowances for deferred income tax assets, respectively, recorded on the consolidated statements of financial condition.

Current income taxes are recorded net on the consolidated statements of financial condition when related to the same tax jurisdiction. At December 31, 2023, the Company had current income taxes receivable and payable of $252 million and $85 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively. At December 31, 2022, the Company had current income taxes receivable and payable of $354 million and $92 million, respectively, recorded in other assets and accounts payable and accrued liabilities, respectively.

The following tabular reconciliation presents the total amounts of gross unrecognized tax benefits:

(in millions)	2023	2022	2021
Balance at January 1	$912	$1,022	$940
Additions for tax positions of prior years	25	13	18
Reductions for tax positions of prior years	(22)	(75)	(4)
Additions based on tax positions related to current year	49	55	69
Additions related to business combinations	16	—	—
Settlements	(231)	(103)	(1)
Balance at December 31	$749	$912	$1,022

Included in the balance of unrecognized tax benefits at December 31, 2023, 2022 and 2021, respectively, are $505 million, $497 million and $616 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $(20) million during 2023 and in total, as of December 31, 2023, had recognized a liability for interest and penalties of $140 million. The Company accrued interest and penalties of $(40) million during 2022 and in total, as of December 31, 2022, had recognized a liability for interest and penalties of $160 million. The Company accrued interest and penalties of $36 million during 2021 and in total, as of December 31, 2021, had recognized a liability for interest and penalties of $200 million.

BlackRock is subject to US federal income tax, state and local income tax, and foreign income tax in multiple jurisdictions. Tax years after 2015 remain open to US federal income tax examination.

During 2014 and 2019, the Internal Revenue Service commenced its examination of BlackRock’s 2012 through 2015 tax years, for which the examination was concluded in 2023. During 2020 and 2021, the Internal Revenue Service commenced its examination of BlackRock’s 2017 through 2018 tax years and 2019 tax year, respectively. During 2023, the Internal Revenue Service commenced its examination of BlackRock’s 2016 tax year.

The Company is currently under audit in several state and local jurisdictions. The significant state and local income tax examinations are in New York State for tax years 2012 through 2020, for which 2012 through 2014 examination was concluded during 2023, and New York City for tax years 2012 through 2014. No open state and local tax examinations cover years earlier than 2012.

Upon conclusion of its examination, Her Majesty’s Revenue and Customs (“HMRC”) issued a closure notice during 2017 for various UK BlackRock subsidiaries for tax years 2009 and years after. At that time, the Company decided to pursue litigation for the tax matters included on such notice. During 2020, the Company received a favorable decision from the First Tier Tribunal (“FTT”), however, HMRC appealed to the Upper Tribunal (“UT”) and the UT ruled in HMRC’s favor, overturning the FTT’s decision in July 2022. BlackRock appealed UT’s decision to the UK Court of Appeal (“CoA”) and the appeal hearing is scheduled for March 2024. BlackRock does not expect the ultimate resolution to result in a material impact to the consolidated financial statements.

From time to time, BlackRock may receive or be subject to tax authorities’ assessments and challenges related to income taxes. BlackRock does not currently expect the ultimate resolution of any other existing matters to be material to the consolidated financial statements.

At December 31, 2023, it is reasonably possible the total amounts of unrecognized tax benefits will change within the next twelve months due to completion of tax authorities’ exams or the expiration of statues of limitations. Management estimates that the existing liability for uncertain tax positions could decrease by approximately $65 million to $280 million within the next twelve months.

25. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for 2023, 2022 and 2021:

(in millions, except shares and per share data)	2023	2022	2021
Net income attributable to BlackRock, Inc.	$5,502	$5,178	$5,901
Basic weighted-average shares outstanding	149,327,558	150,921,161	152,236,047
Dilutive effect of:
Nonparticipating RSUs	969,089	1,119,829	1,507,859
Stock options	409,804	399,481	660,451
Total diluted weighted-average shares outstanding	150,706,451	152,440,471	154,404,357
Basic earnings per share	$36.85	$34.31	$38.76
Diluted earnings per share	$36.51	$33.97	$38.22

For 2023, 194,240 shares primarily related to stock options were excluded from the calculation of EPS because to include them would have an anti-dilutive effect. The amount of anti-dilutive RSUs and stock options were immaterial for 2022 and 2021. Certain performance-based RSUs and options were excluded from diluted EPS calculation because the designated contingencies were not met for 2023, 2022 and 2021, respectively.

26. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for 2023, 2022 and 2021 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

(in millions)	2023	2022	2021
Revenue
Americas	$11,899	$11,931	$12,399
Europe	5,209	5,164	6,105
Asia-Pacific	751	778	870
Total revenue	$17,859	$17,873	$19,374

See Note 16, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at December 31, 2023 and 2022 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

(in millions)	2023	2022
Long-lived Assets
Americas	$15,017	$14,945
Europe	1,521	1,329
Asia-Pacific	98	98
Total long-lived assets	$16,636	$16,372

Americas is primarily comprised of the US, Latin America and Canada. Europe is primarily comprised of the UK, the Netherlands, Switzerland, France, Ireland and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

27. Subsequent Events

In January 2024, BlackRock announced that it had entered into a definitive agreement to acquire 100% of the business and assets of Global Infrastructure Management LLC (referred to herein as Global Infrastructure Partners (“GIP”)), a leading independent infrastructure fund manager, for $3 billion in cash and approximately 12 million shares of BlackRock common stock. Approximately 30% of the total consideration, all in stock, will be deferred and will be issued subject to the satisfaction of certain post-closing events. The Company intends to fund the cash consideration through $3 billion of additional debt. The Company believes the combination of GIP with BlackRock’s complementary infrastructure offerings will create a broad global infrastructure franchise with differentiated origination and asset management capabilities. The GIP Transaction is expected to close in the third quarter of 2024 subject to customary regulatory approvals and other closing conditions.

On January 12, 2024, the Company announced that the Board of Directors approved BlackRock’s quarterly dividend of $5.10 per share to be paid on March 22, 2024 to stockholders of record at the close of business on March 7, 2024.

The Company conducted a review for additional subsequent events and determined that no subsequent events had occurred that would require accrual or additional disclosures.