Form 10-Q
period 2024-03-31
BlackRock Inc.
filed 2024-05-07
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

(212) 810-5800

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

As of April 30, 2024, there were 148,599,981 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	March 31,	December 31,
(in millions, except shares and per share data)	2024	2023
Assets
Cash and cash equivalents(1)	$9,374	$8,736
Accounts receivable	3,961	3,916
Investments(1)	10,337	9,740
Separate account assets	55,376	56,098
Separate account collateral held under securities lending agreements	3,998	4,558
Property and equipment (net of accumulated depreciation and amortization of $1,499 and $1,439 at March 31, 2024 and December 31, 2023, respectively)	1,106	1,112
Intangible assets (net of accumulated amortization of $656 and $618 at March 31, 2024 and December 31, 2023, respectively)	18,219	18,258
Goodwill	15,522	15,524
Operating lease right-of-use assets	1,410	1,421
Other assets(1)	4,685	3,848
Total assets	$123,988	$123,211
Liabilities
Accrued compensation and benefits	$1,061	$2,393
Accounts payable and accrued liabilities	1,445	1,240
Borrowings	9,860	7,918
Separate account liabilities	55,376	56,098
Separate account collateral liabilities under securities lending agreements	3,998	4,558
Deferred income tax liabilities	3,456	3,506
Operating lease liabilities	1,772	1,784
Other liabilities(1)	5,275	4,474
Total liabilities	82,243	81,971
Commitments and contingencies (Note 14)
Temporary equity
Redeemable noncontrolling interests	1,850	1,740
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at March 31, 2024 and December 31, 2023;
   Shares issued: 172,075,373 at March 31, 2024 and December 31, 2023;
   Shares outstanding: 148,759,510 and 148,500,074 at March 31, 2024 and
      December 31, 2023, respectively

Additional paid-in capital	19,617	19,833
Retained earnings	33,121	32,343
Accumulated other comprehensive loss	(933)	(840)
Treasury stock, common, at cost (23,315,863 and 23,575,299 shares held at March 31, 2024 and December 31, 2023, respectively)	(12,082)	(11,991)
Total BlackRock, Inc. stockholders’ equity	39,725	39,347
Nonredeemable noncontrolling interests	170	153
Total permanent equity	39,895	39,500
Total liabilities, temporary equity and permanent equity	$123,988	$123,211

(1)
At March 31, 2024, cash and cash equivalents, investments, other assets and other liabilities include $277 million, $5.3 billion, $82 million, and $2.1 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2023, cash and cash equivalents, investments, other assets and other liabilities include $234 million, $5.0 billion, $83 million, and $2.2 billion, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(in millions, except per share data)	2024	2023
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$2,847	$2,611
Other third parties	931	891
Total investment advisory, administration fees and securities lending revenue	3,778	3,502
Investment advisory performance fees	204	55
Technology services revenue	377	340
Distribution fees	310	319
Advisory and other revenue	59	27
Total revenue	4,728	4,243
Expense
Employee compensation and benefits	1,580	1,427
Sales, asset and account expense:
Distribution and servicing costs	518	505
Direct fund expense	338	315
Sub-advisory and other	32	26
Total sales, asset and account expense	888	846
General and administration expense	529	495
Amortization of intangible assets	38	37
Total expense	3,035	2,805
Operating income	1,693	1,438
Nonoperating income (expense)
Net gain (loss) on investments	171	89
Interest and dividend income	141	86
Interest expense	(92)	(59)
Total nonoperating income (expense)	220	116
Income before income taxes	1,913	1,554
Income tax expense	290	385
Net income	1,623	1,169
Less:
Net income (loss) attributable to noncontrolling interests	50	12
Net income attributable to BlackRock, Inc.	$1,573	$1,157
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$10.58	$7.72
Diluted	$10.48	$7.64
Weighted-average common shares outstanding:
Basic	148.7	149.9
Diluted	150.1	151.3

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net income	$1,623	$1,169
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(93)	126
Comprehensive income (loss)	1,530	1,295
Less: Comprehensive income (loss) attributable to noncontrolling interests	50	12
Comprehensive income attributable to BlackRock, Inc.	$1,480	$1,283

(1)
Amount for the three months ended March 31, 2024 includes a gain from a net investment hedge of $13 million (net of tax expense of $4 million). Amount for the three months ended March 31, 2023 includes a loss from a net investment hedge of $10 million (net of tax benefit of $3 million).

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Three Months Ended March 31, 2024

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2023	$19,835	$32,343	$(840)	$(11,991)	$39,347	$153	$39,500	$1,740
Net income	—	1,573	—	—	1,573	(7)	1,566	57
Dividends declared ($5.10 per share)	—	(795)	—	—	(795)	—	(795)	—
Stock-based compensation	176	—	—	—	176	—	176	—
Issuance of common shares related to employee stock transactions	(392)	—	—	543	151	—	151	—
Employee tax withholdings related to employee stock transactions	—	—	—	(259)	(259)	—	(259)	—
Shares repurchased	—	—	—	(375)	(375)	—	(375)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	24	24	406
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(353)
Other comprehensive income (loss)	—	—	(93)	—	(93)	—	(93)	—
March 31, 2024	$19,619	$33,121	$(933)	$(12,082)	$39,725	$170	$39,895	$1,850

(1)
Amounts include $2 million of common stock at both March 31, 2024 and December 31, 2023.

For the Three Months Ended March 31, 2023

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2022	$19,774	$29,876	$(1,101)	$(10,805)	$37,744	$132	$37,876	$909
Net income	—	1,157	—	—	1,157	(5)	1,152	17
Dividends declared ($5.00 per share)	—	(796)	—	—	(796)	—	(796)	—
Stock-based compensation	165	—	—	—	165	—	165	—
Issuance of common shares related to employee stock transactions	(510)	—	—	547	37	—	37	—
Employee tax withholdings related to employee stock transactions	—	—	—	(346)	(346)	—	(346)	—
Shares repurchased	—	—	—	(375)	(375)	—	(375)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(9)	(9)	314
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(5)
Other comprehensive income (loss)	—	—	126	—	126	—	126	—
March 31, 2023	$19,429	$30,237	$(975)	$(10,979)	$37,712	$118	$37,830	$1,235

(1)
Amounts include $2 million of common stock at both March 31, 2023 and December 31, 2022.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating activities
Net income	$1,623	$1,169
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	111	106
Noncash lease expense	32	43
Stock-based compensation	176	165
Deferred income tax expense (benefit)	(41)	53
Other investment gains	(24)	—
Net (gains) losses within CIPs	(104)	(88)
Net (purchases) proceeds within CIPs	(989)	(477)
(Earnings) losses from equity method investees	(48)	(40)
Distributions of earnings from equity method investees	8	8
Changes in operating assets and liabilities:
Accounts receivable	(73)	(270)
Investments, trading	(9)	2
Other assets	(796)	(696)
Accrued compensation and benefits	(1,339)	(1,243)
Accounts payable and accrued liabilities	196	(91)
Other liabilities	869	965
Net cash provided by/(used in) operating activities	(408)	(394)
Investing activities
Purchases of investments	(324)	(318)
Proceeds from sales and maturities of investments	210	142
Distributions of capital from equity method investees	162	8
Net consolidations (deconsolidations) of sponsored investment funds	(6)	27
Purchases of property and equipment	(64)	(81)
Net cash provided by/(used in) investing activities	(22)	(222)
Financing activities
Repayments of long-term borrowings	(1,000)	—
Proceeds from long-term borrowings	2,979	—
Cash dividends paid	(795)	(796)
Proceeds from stock options exercised	144	27
Repurchases of common stock	(634)	(721)
Net proceeds from (repayments of) borrowings by CIPs	(14)	(19)
Net subscriptions received/(redemptions/distributions paid) from noncontrolling interest holders	430	305
Other financing activities	(15)	10
Net cash provided by/(used in) financing activities	1,095	(1,194)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27)	38
Net increase/(decrease) in cash, cash equivalents and restricted cash	638	(1,772)
Cash, cash equivalents and restricted cash, beginning of period	8,753	7,433
Cash, cash equivalents and restricted cash, end of period	$9,391	$5,661
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$392	$510
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(353)	$(5)

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

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to offer choice and tailor investment and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® and BlackRock exchange-traded funds (“ETFs”), separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin WealthTM, eFront® and Cachematrix®, as well as advisory services and solutions to a broad base of institutional and wealth management clients.

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

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission ("SEC") on February 23, 2024 (“2023 Form 10-K”).

The interim financial information at March 31, 2024 and for the three months ended March 31, 2024 and 2023 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain prior period presentations were reclassified to ensure comparability with current period classifications.

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

Derivatives and Hedging Activities. The Company does not use derivative financial instruments for trading or speculative purposes. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in foreign currency exchange rates of certain assets and liabilities, and market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. Certain CIPs also utilize derivatives as a part of their investment strategies.

In addition, the Company uses derivatives and makes investments to economically hedge market valuation changes on certain deferred cash compensation plans, for which the final value of the deferred amount distributed to employees in cash upon vesting is determined based on the returns of specified investment funds. The Company recognizes compensation expense for the appreciation (depreciation) of the deferred cash compensation liability in proportion to the vested amount of the award during a respective period, while the gain (loss) to economically hedge these plans is immediately recognized in nonoperating income (expense). See Note 4, Investments, and Note 8, Derivatives and Hedging, for further information on the Company’s investments and derivatives, respectively, used to economically hedge these deferred cash compensation plans.

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

The Company may also use financial instruments designated as net investment hedges for accounting purposes to hedge net investments in international subsidiaries, the functional currency of which is not United States ("US") dollars. The gain or loss from revaluing net investment hedges at the spot rate is deferred and reported within accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated statements of financial condition. The Company reassesses the effectiveness of its net investment hedge at least quarterly.

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

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the condensed consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the condensed consolidated statements of financial condition. At March 31, 2024 and December 31, 2023, the fair value of loaned securities held by separate accounts was approximately $8.3 billion and $9.3 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $9.0 billion and $10.1 billion, respectively, of which approximately $4.0 billion as of March 31, 2024 and $4.6 billion as of December 31, 2023 was recognized on the condensed consolidated statements of financial condition. During the three months ended March 31, 2024 and 2023, the Company had not resold or repledged any of the collateral obtained under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

3. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	March 31,	December 31,
(in millions)	2024	2023
Cash and cash equivalents	$9,374	$8,736
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$9,391	$8,753

4. Investments

A summary of the carrying value of total investments is as follows:

	March 31,	December 31,
(in millions)	2024	2023
Debt securities:
Trading securities (including $1,635 and $1,829 held by CIPs at March 31, 2024 and December 31, 2023, respectively)	$1,683	$1,871
Held-to-maturity investments	611	617
Total debt securities	2,294	2,488
Equity securities at FVTNI (including $1,939 and $1,429 held by CIPs at March 31, 2024 and December 31, 2023, respectively)(1)	2,096	1,585
Equity method investments:
Equity method investments(2)	2,476	2,515
Investments related to deferred cash compensation plans(1)	188	241
Total equity method investments	2,664	2,756
Loans held by CIPs	559	205
Federal Reserve Bank stock(3)	92	92
Carried interest(4)	1,864	1,975
Other investments(1)(5)	768	639
Total investments	$10,337	$9,740

(1)
Amounts include investments held to economically hedge the impact of market valuation changes on certain deferred cash compensation plans of $188 million, $12 million and $10 million included within equity method investments, equity securities at fair value recorded through net income ("FVTNI") and other investments, respectively, as of March 31, 2024. Amounts as of December 31, 2023 were $241 million, $14 million, and $9 million, respectively.
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
(5)
Other investments include BlackRock’s investments in nonmarketable equity securities, which are measured at cost, adjusted for observable price changes, a loan held at amortized cost, and private equity, real asset, and commodity investments held by CIPs, which are measured at fair value.

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At March 31, 2024, $10 million of these investments mature in less than one year, $320 million of these investments mature between five to ten years and $281 million of these investments mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	March 31, 2024		December 31, 2023
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$947	$940	$1,225	$1,218
Government debt	566	556	501	489
Asset/mortgage-backed debt	210	187	185	164
Total trading debt securities	$1,723	$1,683	$1,911	$1,871
Equity securities at FVTNI:
Equity securities/mutual funds	$1,994	$2,096	$1,520	$1,585

5. Consolidated Sponsored Investment Products

In the normal course of business, the Company is the manager of various types of sponsored investment products, which may be considered VIE or voting rights entities ("VREs"). The Company consolidates certain sponsored investment funds accounted for as VREs because it is deemed to control such funds. In addition, the Company may from time to time own equity or debt securities or enter into derivatives or loan arrangements with the vehicles, each of which are considered variable interests. The Company’s involvement in financing the operations of the VIEs is generally limited to its economic interest in the entity. The Company’s consolidated VIEs include certain sponsored investment products in which BlackRock has an economic interest and as the investment manager, is deemed to have both the power to direct the most significant activities of the products and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these sponsored investment products. The assets of these VIEs are not available to creditors of the Company. In addition, the investors in these VIEs have no recourse to the credit of the Company.

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	March 31, 2024			December 31, 2023
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$277	$105	$382	$234	$54	$288
Investments:
Trading debt securities	1,175	460	1,635	1,423	406	1,829
Equity securities at FVTNI	1,349	590	1,939	1,059	370	1,429
Loans	545	14	559	195	10	205
Other investments	432	151	583	427	171	598
Carried interest	1,790	—	1,790	1,916	—	1,916
Total investments	5,291	1,215	6,506	5,020	957	5,977
Other assets	82	35	117	83	39	122
Other liabilities(2)	(2,114)	(150)	(2,264)	(2,233)	(108)	(2,341)
Noncontrolling interest - CIPs	(1,641)	(313)	(1,954)	(1,625)	(226)	(1,851)
BlackRock's net interest in CIPs	$1,895	$892	$2,787	$1,479	$716	$2,195

(1)
The Company generally cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At both March 31, 2024 and December 31, 2023, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic interest in these CIPs. Valuation changes associated with financial instruments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Nonoperating net gain (loss) on consolidated VIEs	$71	$59

Net income (loss) attributable to NCI on consolidated VIEs	$39	$12

6. Variable Interest Entities

Nonconsolidated VIEs. At March 31, 2024 and December 31, 2023, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

		Advisory Fee	Other Net Assets	Maximum
(in millions)	Investments	Receivables	(Liabilities)	Risk of Loss(1)
March 31, 2024
Sponsored investment products	$2,427	$114	$(11)	$2,558
December 31, 2023
Sponsored investment products	$2,377	$116	$(11)	$2,510

(1)
At both March 31, 2024 and December 31, 2023, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of advisory fee receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $42 billion and $39 billion at March 31, 2024 and December 31, 2023, respectively.

7. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

March 31, 2024 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	March 31, 2024
Assets:
Investments
Debt securities:
Trading securities	$—	$1,635	$48	$—	$—	$1,683
Held-to-maturity investments	—	—	—	—	611	611
Total debt securities	—	1,635	48	—	611	2,294
Equity securities at FVTNI:
Equity securities/mutual funds	2,096	—	—	—	—	2,096
Equity method:
Equity, fixed income, and multi-asset mutual funds	235	—	—	—	—	235
Hedge funds/funds of hedge funds/other	—	—	—	623	—	623
Private equity funds	—	—	—	1,186	—	1,186
Real assets funds	—	—	—	432	—	432
Investments related to deferred cash compensation plans	—	—	—	188	—	188
Total equity method	235	—	—	2,429	—	2,664
Loans	—	34	525	—	—	559
Federal Reserve Bank Stock	—	—	—	—	92	92
Carried interest	—	—	—	—	1,864	1,864
Other investments	17	—	—	455	296	768
Total investments	2,348	1,669	573	2,884	2,863	10,337
Other assets(3)	136	3	138	—	—	277
Separate account assets	34,791	20,066	—	—	519	55,376
Separate account collateral held under securities lending agreements:
Equity securities	1,566	—	—	—	—	1,566
Debt securities	—	2,432	—	—	—	2,432
Total separate account collateral held under securities lending agreements	1,566	2,432	—	—	—	3,998
Total	$38,841	$24,170	$711	$2,884	$3,382	$69,988
Liabilities:
Separate account collateral liabilities under securities lending agreements	$1,566	$2,432	$—	$—	$—	$3,998
Other liabilities(4)	—	24	258	—	—	282
Total	$1,566	$2,456	$258	$—	$—	$4,280

(1)
Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2)
Amounts are comprised of investments held at amortized cost and cost, adjusted for observable price changes, and carried interest.
(3)
Level 1 amount includes a minority investment in a publicly traded company. Level 3 amount includes corporate minority private debt investments with changes in fair value recorded in AOCI, net of tax.
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
(2)
Amounts are comprised of investments held at amortized cost and cost, adjusted for observable price changes, and carried interest.
(3)
Level 1 amount includes a minority investment in a publicly traded company. Level 3 amount includes a corporate minority private debt investment with changes in fair value recorded in AOCI, net of tax.
(4)
Level 2 amount primarily includes fair value of derivatives (See Note 8, Derivatives and Hedging, for more information). Level 3 amount primarily includes borrowings of a consolidated CLO classified based on the significance of unobservable inputs used for calculating the fair value of consolidated CLO assets, and a contingent liability related to certain acquisitions.

Level 3 Assets. Level 3 assets predominantly include investments in CLOs, loans of consolidated CIPs, and corporate minority private debt investments. Investments in CLOs and loans were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs. BlackRock's corporate minority private debt investments were valued using the income approach by discounting the expected cash flows to a single present value. For investments utilizing a discounted cashflow valuation technique, an increase (decrease) in the discount rate or risk premium in isolation could have resulted in a significantly lower (higher) fair value measurement as of March 31, 2024 and December 31, 2023.

Level 3 Liabilities. Level 3 liabilities primarily include borrowings of a consolidated CLO, which were valued based on the fair value of the assets of the consolidated CLO less the fair value of the Company’s economic interest in the CLO, as well as contingent liabilities related to certain acquisitions, which were valued based upon discounted cash flow analyses using unobservable market data inputs, or other valuation techniques.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2024

(in millions)	December 31, 2023	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	March 31, 2024	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$42	$(1)	$7	$—	$—	$—	$—	$48	$(1)
Total debt securities	42	(1)	7	—	—	—	—	48	(1)
Loans	175	2	365	(17)	—	3	(3)	525	2
Total investments	217	1	372	(17)	—	3	(3)	573	1
Other assets	120	(7)	25	—	—	—	—	138	(7)
Total assets	$337	$(6)	$397	$(17)	$—	$3	$(3)	$711	$(6)
Liabilities:
Other liabilities	$279	$6	$—	$—	$(15)	$—	$—	$258	$6

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

Realized and Unrealized Gains (Losses) for Level 3 Assets and Liabilities. Realized and unrealized gains (losses) recorded for Level 3 assets and liabilities are reported in nonoperating income (expense) or AOCI for corporate minority private debt investments. A portion of net income (loss) related to securities held by CIPs is allocated to NCI to reflect net income (loss) not attributable to the Company.

Transfers in and/or out of Levels. Transfers in and/or out of levels are reflected when significant inputs, including market inputs or performance attributes, used for the fair value measurement become observable/unobservable.

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At March 31, 2024 and December 31, 2023, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	March 31, 2024		December 31, 2023
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$9,374	$9,374	$8,736	$8,736	Level 1	(2)(3)
Other assets	$90	$90	$80	$80	Level 1	(2)(4)

Financial Liabilities:
Long-term borrowings	$9,860	$9,330	$7,918	$7,413	Level 2	(5)

(1)
See Note 4, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At March 31, 2024 and December 31, 2023, approximately $4.3 billion and $3.4 billion, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
At March 31, 2024 and December 31, 2023, other assets included cash collateral of approximately $73 million and $63 million, respectively. See Note 8, Derivatives and Hedging for further information on derivatives held by the Company. In addition, other assets included $17 million of restricted cash at both March 31, 2024 and December 31, 2023.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of March 2024 and December 2023, respectively. See Note 13, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

March 31, 2024
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$623	$129	Daily/Monthly (11%) Quarterly (7%) N/R (82%)	1 – 90 days
Private equity funds	(b)	1,186	236	N/R	N/R
Real assets funds	(c)	432	237	Quarterly (9%) N/R (91%)	60 days
Investments related to deferred cash compensation plan	(e)	188	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	158	58	N/R	N/R
Private equity funds	(d)	126	19	N/R	N/R
Hedge funds/other	(a)	171	43	Quarterly (83%) N/R (17%)	90 days
Total		$2,884	$722

December 31, 2023
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$588	$134	Daily/Monthly (4%) Quarterly (8%) N/R (88%)	1 – 90 days
Private equity funds	(b)	1,264	218	N/R	N/R
Real assets funds	(c)	417	210	Quarterly (10%) N/R (90%)	60 days
Investments related to deferred cash compensation plan	(e)	241	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	154	62	N/R	N/R
Private equity funds	(d)	145	37	N/R	N/R
Hedge funds/other	(a)	168	64	Quarterly (83%) N/R (17%)	90 days
Total		$2,977	$725

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, private credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both March 31, 2024 and December 31, 2023.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both March 31, 2024 and December 31, 2023.

(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both March 31, 2024 and December 31, 2023. The total remaining unfunded commitments were $295 million and $272 million at March 31, 2024 and December 31, 2023, respectively. The Company’s portion of the total remaining unfunded commitments was $268 million and $248 million at March 31, 2024 and December 31, 2023, respectively.
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

Fair Value Option

At March 31, 2024 and December 31, 2023, the Company elected the fair value option for certain investments in CLOs of approximately $41 million and $42 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(in millions)	2024	2023
CLO loans:
Aggregate principal amounts outstanding	$195	$203
Fair value	183	194
Aggregate unpaid principal balance in excess of (less than) fair value	$12	$9

CLO Borrowings:
Aggregate principal amounts outstanding	$180	$190
Fair value	$169	$180

At March 31, 2024, the principal amounts outstanding of the borrowings issued by the CLOs mature in 2030, and may be repaid prior to maturity at any time.

During the three months ended March 31, 2024 and 2023, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.
8. Derivatives and Hedging

The Company maintains a program to enter into exchange traded futures as a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding exchange traded futures related to this macro hedging strategy with aggregate notional values of approximately $1.8 billion at both March 31, 2024 and December 31, 2023, with expiration dates during the second and first quarter of 2024, respectively.

In addition, the Company enters into futures to economically hedge the exposure to market movements on certain deferred cash compensation plans. At March 31, 2024 and December 31, 2023, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $205 million and $204 million, with expiration dates during the second and first quarter of 2024, respectively.

Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represent settlements of profit/loss, are generally received or made daily, and are reflected in other assets and other liabilities on the condensed consolidated statements of financial condition. These amounts were not material as of March 31, 2024 and December 31, 2023.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At March 31, 2024 and December 31, 2023, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.7 billion and $3.1 billion, and with expiration dates in April 2024 and January 2024, respectively.

At both March 31, 2024 and December 31, 2023, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at March 31, 2024 and December 31, 2023:

	Assets			Liabilities
(in millions)	Statement of Financial Condition Classification	March 31, 2024	December 31, 2023	Statement of Financial Condition Classification	March 31, 2024	December 31, 2023
Derivative Instruments
Forward foreign currency exchange contracts	Other assets	$3	$19	Other liabilities	$13	$6

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended
		March 31,
	Statement of Income	2024	2023
(in millions)	Classification	Gains (Losses)
Derivative Instruments
Exchange traded futures(1)	Net gain (loss) on investments	$(32)	$(45)
Forward foreign currency exchange contracts	General and administration expense	(5)	40
Total gain (loss) from derivative instruments		$(37)	$(5)

(1)
Amounts include $43 million and $54 million of losses on futures used in a macro hedging strategy of seed investments for the three months ended March 31, 2024 and 2023, respectively. In addition, amounts include $11 million and $9 million of gains on futures used to economically hedge certain deferred cash compensation plans for the three months ended March 31, 2024 and 2023, respectively.

The Company's CIPs may utilize derivative instruments as a part of the funds’ investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three months ended March 31, 2024 and 2023.

See Note 14, Borrowings, in the 2023 Form 10-K for more information on the Company’s net investment hedge.

9. Goodwill

Goodwill activity during the three months ended March 31, 2024 was as follows:

(in millions)
December 31, 2023	$15,524
Other	(2)
March 31, 2024	$15,522

10. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2023	$17,578	$680	$18,258
Amortization expense	—	(38)	(38)
Other	—	(1)	(1)
March 31, 2024	$17,578	$641	$18,219

11. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statements of income:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Lease cost:
Operating lease cost(1)	$45	$55
Variable lease cost(2)	14	11
Total lease cost	$59	$66

(1)
Amounts include short-term leases, which are immaterial for the three months ended March 31, 2024 and 2023.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of right-of-use (“ROU”) assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$44	$42

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$27	$11

	March 31,		December 31,
	2024		2023
Lease term and discount rate:
Weighted-average remaining lease term	15	years	15	years
Weighted-average discount rate	3%		3%

12. Other Assets

The Company records certain corporate minority investments, which exclude seed and co-investments in the Company's sponsored investment products, within other assets on the condensed consolidated statements of financial condition.

At March 31, 2024 and December 31, 2023, the Company had $780 million and $773 million, respectively, of certain corporate minority equity method investments, recorded within other assets. BlackRock’s share of these investees’ underlying net income or loss is presented within nonoperating income (expense) beginning in the first quarter of 2024 and within advisory and other revenue in the first quarter of 2023. At March 31, 2024 and December 31, 2023, the Company's ownership interest in its minority investment in iCapital Network Inc. ("iCapital") was approximately 25%, and the carrying value of the Company's interest was $642 million and $641 million, respectively. In accordance with GAAP, certain equity method investees, including iCapital, do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At March 31, 2024 and December 31, 2023, the Company had $529 million and $484 million, respectively, of other nonequity method corporate minority investments recorded within other assets. These investments include equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities, and corporate minority private debt investments measured at fair value. Changes in value of the equity securities are recorded in nonoperating income (expense) and changes in value of the debt securities are recorded in AOCI, net of tax. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2023 Form 10-K for further information.

13. Borrowings

Short-Term Borrowings

2024 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility with a March 2028 maturity date, which is available for working capital and general corporate purposes (the “2024 credit facility”). In March 2024, the 2024 credit facility was amended to, among other things, (1) permit the proposed acquisition of Global Infrastructure Management, LLC (referred to herein as Global Infrastructure Partners (“GIP”) or the "GIP Transaction") and the transactions contemplated in connection with the GIP Transaction, (2) add BlackRock Funding, Inc., a Delaware corporation and currently a wholly owned subsidiary of BlackRock (“BlackRock Funding”), as a borrower under the existing credit agreement, (3) add BlackRock Funding as a guarantor of the payment and performance of the obligations, liabilities and indebtedness of BlackRock and certain of its other subsidiaries and (4) update the sustainability-linked pricing mechanics to allow metrics to be set following the consummation of the GIP Transaction. The 2024 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2024 credit facility from $5 billion as of March 31, 2024, to an aggregate principal amount of up to $6 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2024 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2024. At March 31, 2024, the Company had no amount outstanding under the 2024 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2024 credit facility. At March 31, 2024, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. In January 2024, BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, entered into a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $32 million based on the GBP/USD foreign exchange rate at March 31, 2024) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At March 31, 2024, there was no amount outstanding under the Subsidiary Credit Facility.

Long-Term Borrowings

2024 Notes. In March 2024, BlackRock Funding issued $3.0 billion in aggregate principal amount of senior unsecured and unsubordinated notes. These notes were issued as three separate series of senior debt securities including $500 million of 4.70% notes maturing on March 14, 2029 (the "2029 Notes"), $1.0 billion of 5.00% notes maturing on March 14, 2034 (the "2034 Notes") and $1.5 billion of 5.25% notes maturing on March 14, 2054 (the "2054 Notes") (collectively, the "2024 Notes"). Net proceeds are intended to be used to fund a portion of the cash consideration for the GIP Transaction, which is expected to close in third quarter of 2024. Interest on the 2024 Notes of approximately $152 million per year is payable semi-annually on March 14 and September 14 of each year, beginning September 14, 2024. The 2024 Notes are fully and unconditionally guaranteed (the “Guarantee”) on a senior unsecured basis by BlackRock. The 2024 Notes and the Guarantee rank equally in right of payment with all of BlackRock Funding and BlackRock’s other unsubordinated indebtedness, respectively. The 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of BlackRock Funding at the redemption prices set forth in the applicable series of 2024 Notes. In addition, if the GIP Transaction is not consummated, BlackRock Funding will be required to redeem all outstanding 2029 Notes and 2034 Notes (the “Special Mandatory Redemption”) at a Special Mandatory Redemption price equal to 101% of the aggregate principal amount of the applicable series of 2024 Notes, plus accrued and unpaid interest, if any, to, but excluding, the Special Mandatory Redemption date. Upon completion of a Special Mandatory Redemption, either (a) BlackRock may assume the obligations of BlackRock Funding under the 2054 Notes or (b) BlackRock Funding may merge with and into BlackRock as a result of which transaction the separate legal existence of BlackRock Funding would cease, and, in either case, BlackRock Funding will be released under the indenture governing the 2054 Notes and BlackRock will be released from the note guarantees, but will instead become the primary (and sole) obligor under the 2054 Notes and the related indenture provisions. In the event of a Special Mandatory Redemption, the proceeds of the 2054 Notes will be used for general corporate purposes, which may include repayment of outstanding indebtedness.

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at March 31, 2024 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
1.25% Notes due 2025	$756	$(1)	$755	$738
3.20% Notes due 2027	700	(2)	698	671
3.25% Notes due 2029	1,000	(7)	993	935
4.70% Notes due 2029(2)	500	(4)	496	500
2.40% Notes due 2030	1,000	(4)	996	876
1.90% Notes due 2031	1,250	(8)	1,242	1,039
2.10% Notes due 2032	1,000	(12)	988	819
4.75% Notes due 2033	1,250	(18)	1,232	1,239
5.00% Notes due 2034(2)	1,000	(8)	992	1,004
5.25% Notes due 2054(2)	1,500	(32)	1,468	1,509
Total long-term borrowings	$9,956	$(96)	$9,860	$9,330

(1)
The unamortized discount and debt issuance costs are being amortized over the term of the notes.
(2)
Issued by BlackRock Funding and guaranteed by BlackRock.

Long-term borrowings at December 31, 2023 had a carrying value of $7.9 billion and a fair value of $7.4 billion, determined using market prices at the end of December 31, 2023.

In March 2024, the Company fully repaid $1.0 billion of 3.50% Notes at maturity.

See Note 14, Borrowings, in the 2023 Form 10-K for more information regarding the Company’s borrowings.

14. Commitments and Contingencies

Investment Commitments. At March 31, 2024, the Company had $781 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of March 31, 2024 and subject to this type of indemnification was approximately $270 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $289 billion were held as collateral for indemnified securities on loan at March 31, 2024. The fair value of these indemnifications was not material at March 31, 2024.

15. Revenue

The table below presents detail of revenue for the three months ended March 31, 2024 and 2023 and includes the product mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$516	$500
ETFs	1,190	1,078
Non-ETF index	187	177
Equity subtotal	1,893	1,755
Fixed income:
Active	484	468
ETFs	327	295
Non-ETF index	92	87
Fixed income subtotal	903	850
Multi-asset	314	296
Alternatives:
Illiquid alternatives	240	201
Liquid alternatives	138	145
Currency and commodities(1)	45	46
Alternatives subtotal	423	392
Long-term	3,533	3,293
Cash management	245	209
Total investment advisory, administration fees and securities lending revenue	3,778	3,502
Investment advisory performance fees:
Equity	8	6
Fixed income	4	1
Multi-asset	2	15
Alternatives:
Illiquid alternatives	125	21
Liquid alternatives	65	12
Alternatives subtotal	190	33
Total investment advisory performance fees	204	55
Technology services revenue	377	340
Distribution fees	310	319
Advisory and other revenue:
Advisory	13	14
Other	46	13
Total advisory and other revenue	59	27
Total revenue	$4,728	$4,243

(1)
Amounts include commodity ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended
	March 31,
(in millions)	2024	2023
By client type:
Retail	$1,041	$1,032
ETFs	1,567	1,418
Institutional:
Active	697	622
Index	228	221
Total institutional	925	843
Long-term	3,533	3,293
Cash management	245	209
Total	$3,778	$3,502

By investment style:
Active	$1,681	$1,606
Index and ETFs	1,852	1,687
Long-term	3,533	3,293
Cash management	245	209
Total	$3,778	$3,502

Investment Advisory and Administration Fees – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2024 and 2023:

March 31, 2024

	Remainder of
(in millions)	2024	2025	2026	2027	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$152	$180	$159	$119	$49	$659

March 31, 2023

	Remainder of
(in millions)	2023	2024	2025	2026	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$123	$120	$87	$67	$49	$446

(1)
Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at March 31, 2024 and 2023. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.
(2)
The Company elected the following practical expedients and therefore does not include amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Beginning balance	$1,783	$1,420
Net increase (decrease) in unrealized allocations	142	54
Performance fee revenue recognized	(111)	(16)
Ending balance	$1,814	$1,458

Technology Services Revenue – Remaining Performance Obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at March 31, 2024 and 2023:

March 31, 2024

	Remainder of
(in millions)	2024	2025	2026	2027	Thereafter	Total
Technology services revenue(1)(2)	$104	$76	$59	$33	$31	$303

March 31, 2023

	Remainder of
(in millions)	2023	2024	2025	2026	Thereafter	Total
Technology services revenue(1)(2)	$87	$56	$37	$26	$18	$224

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

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of March 31, 2024, the estimated fixed minimum fees for the remainder of the year approximated $830 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three months ended March 31, 2024 and 2023, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Beginning balance	$133	$125
Additions(1)	25	21
Revenue recognized that was included in the beginning balance	(28)	(26)
Ending balance	$130	$120

(1)
Amounts are net of revenue recognized.

16. Stock-Based Compensation

Restricted Stock Units (“RSUs”)

RSU activity for the three months ended March 31, 2024 is summarized below.

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2023	1,772,639	$757.49
Granted	813,233	$802.17
Converted	(679,259)	$760.44
Forfeited	(15,646)	$783.74
March 31, 2024	1,890,967	$775.42

In January 2024, pursuant to the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan (the “Award Plan”), the Company granted as part of the 2023 annual incentive compensation approximately 347,000 RSUs to employees that vest ratably over three years from the grant date and approximately 344,000 RSUs to employees that cliff vest 100% on January 31, 2027. In addition, during the three months ended March 31, 2024, in connection with the GIP Transaction, the Company granted incentive retention awards of approximately 106,000 RSUs to certain employees that vest between two to five years from the grant date. The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The grant-date fair market value of RSUs granted to employees during the three months ended March 31, 2024 was $652 million.

At March 31, 2024, the intrinsic value of outstanding RSUs was $1.6 billion, reflecting a closing stock price of $833.70.

At March 31, 2024, total unrecognized stock-based compensation expense related to unvested RSUs was $817 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.9 years.

Performance-Based RSUs.

Performance-based RSU activity for the three months ended March 31, 2024 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2023	456,384	$767.69
Granted	165,631	$798.83
Reduction of shares due to performance measures	(42,341)	$739.22
Converted	(115,631)	$739.22
March 31, 2024	464,043	$788.49

In January 2024, pursuant to the Award Plan, the Company granted 165,631 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2027. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2024, the Company reduced the number of original shares granted in 2021 by 42,341 RSUs based on the level of attainment of Company performance measures during the performance period.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted (including impact due to performance measures) to employees during the three months ended March 31, 2024 was $101 million.

At March 31, 2024, the intrinsic value of outstanding performance-based RSUs was $387 million, reflecting a closing stock price of $833.70.

At March 31, 2024, total unrecognized stock-based compensation expense related to unvested performance-based awards was $186 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.9 years.

Stock Options

Stock option activity and ending balance for the three months ended March 31, 2024 is summarized below.

	2017 Performance-based Options		2023 Performance-based Options		2023 Time-based Options
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2023	1,549,080	$513.50	807,695	$673.58	326,391	$673.58
Exercised	(279,828)	$513.50	—	$—	—	$—
Forfeited	—	$—	(40,725)	$673.58	—	$—
Outstanding at March 31, 2024	1,269,252	$513.50	766,970	$673.58	326,391	$673.58

	Options Outstanding				Options Exercisable
Option Type	Exercise Prices	Options Outstanding(1)	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Exercise Prices	Options Exercisable	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
2017 Performance-based	$513.50	1,269,252	2.7	$406	$513.50	711,328	2.7	$228
2023 Performance-based	$673.58	766,970	8.2	123	$673.58	—	—	—
2023 Time-based	$673.58	326,391	8.2	52	$673.58	—	—	—
		2,362,613	5.2	$581		711,328	2.7	$228

(1)
At March 31, 2024, 0.6 million 2017 performance-based options, 0.8 million 2023 performance-based options and 0.3 million 2023 time-based options were expected to vest.

At March 31, 2024, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $141 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 3.2 years.

Performance-Based Stock Options

In 2017, pursuant to the Award Plan, the Company awarded performance-based stock option grants to certain employees ("2017 Performance-based Options"). Vesting of 2017 Performance-based Options was contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. Both hurdles have been achieved, and the first two tranches of the awards vested at the end of 2022 and 2023, respectively, with the final equal installment vesting at the end of 2024. Vested options are exercisable for up to nine years following the grant date. The awards are generally forfeited if the employee leaves the Company before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period. The aggregate intrinsic value of 2017 Performance-based Options exercised during the three months ended March 31, 2024 was $82 million.

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

See Note 17, Stock-Based Compensation, in the 2023 Form 10-K for more information on RSUs, performance-based RSUs and stock options.

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

At March 31, 2024, the Company was required to maintain approximately $1.8 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company, which is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

18. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Beginning balance	$(840)	$(1,101)
Foreign currency translation adjustments(1)	(93)	126
Ending balance	$(933)	$(975)

(1)
Amount for the three months ended March 31, 2024 includes a gain from a net investment hedge of $13 million (net of tax expense of $4 million). Amount for the three months ended March 31, 2023 includes a loss from a net investment hedge of $10 million (net of tax benefit of $3 million).

19. Capital Stock

Share Repurchases. During the three months ended March 31, 2024, the Company repurchased 0.5 million common shares under the Company’s existing share repurchase program for approximately $375 million. At March 31, 2024, there were approximately 5.3 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

20. Restructuring Charge

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

The table below presents a rollforward of the Company's restructuring liability for the three months ended March 31, 2024, and 2023, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Beginning liability	$47	$58
Cash payments	(33)	(34)
Ending liability	$14	$24

21. Income Taxes

Income tax expense for the three months ended March 31, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. In addition, for the three months ended March 31, 2024 income tax expense included $28 million of discrete tax benefits, including a benefit related to stock-based compensation awards that vested in the first quarter.

Income tax expense for the three months ended March 31, 2023 included $38 million of discrete tax benefits related to stock-based compensation awards that vested in the first quarter of 2023, offset by a $38 million discrete tax expense related to the resolution of certain outstanding tax matters.

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2024 and 2023 under the treasury stock method:

	Three Months Ended
	March 31,
(in millions, except shares and per share data)	2024	2023
Net income attributable to BlackRock, Inc.	$1,573	$1,157
Basic weighted-average shares outstanding	148,689,172	149,909,343
Dilutive effect of:
Nonparticipating RSUs	944,335	1,007,476
Stock options	491,675	433,010
Total diluted weighted-average shares outstanding	150,125,182	151,349,829
Basic earnings per share	$10.58	$7.72
Diluted earnings per share	$10.48	$7.64

For the three months ended March 31, 2024 and 2023, 338,300 shares primarily related to stock options and 394,076 RSUs, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. Certain performance-based RSUs and options were excluded from diluted EPS calculation because the designated contingencies were not met for the three months ended March 31, 2024 and 2023, respectively.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three months ended March 31, 2024 and 2023 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides or affiliated services are provided.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Revenue
Americas	$3,138	$2,831
Europe	1,403	1,224
Asia-Pacific	187	188
Total revenue	$4,728	$4,243

See Note 15, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at March 31, 2024 and December 31, 2023 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

	March 31,	December 31,
(in millions)	2024	2023
Long-lived Assets
Americas	$15,012	$15,017
Europe	1,520	1,521
Asia-Pacific	96	98
Total long-lived assets	$16,628	$16,636

Americas is primarily comprised of the US, Latin America and Canada. Europe is primarily comprised of the UK, the Netherlands, Switzerland, France, Ireland and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

24. Subsequent Events

In January 2024, BlackRock announced that it had entered into a definitive agreement to acquire 100% of the business and assets of GIP, a leading independent infrastructure fund manager, for $3 billion in cash and approximately 12 million shares of BlackRock common stock. Approximately 30% of the total consideration, all in stock, will be deferred and will be issued subject to the satisfaction of certain post-closing events. The Company believes the combination of GIP with BlackRock’s complementary infrastructure offerings will create a broad global infrastructure franchise with differentiated origination and asset management capabilities. The GIP Transaction is expected to close in the third quarter of 2024 subject to regulatory approvals and other customary closing conditions.

In May 2024, BlackRock completed the acquisition of the remaining equity interest in SpiderRock Advisors (“SRA”), a leading provider of customized option overlay strategies in the US wealth market. This transaction expands on BlackRock’s minority investment in SRA made in 2021 and reinforces BlackRock’s commitment to personalized separately managed accounts. The financial impact of the transaction is not material to BlackRock's condensed consolidated financial statements.

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

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of AUM; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) BlackRock’s ability to develop new products and services that address client preferences; (5) the impact of increased competition; (6) the impact of future acquisitions or divestitures, including the acquisition of Global Infrastructure Management, LLC (referred to herein as Global Infrastructure Partners (“GIP”) or the "GIP Transaction"); (7) BlackRock’s ability to integrate acquired businesses successfully, including GIP; (8) risks related to the GIP Transaction, including the possibility that the GIP Transaction does not close, the failure to satisfy the closing conditions, the possibility that expected synergies and value creation from the GIP Transaction will not be realized, or will not be realized within the expected time period, and impacts to business and operational relationships related to disruptions from the GIP Transaction; (9) the unfavorable resolution of legal proceedings; (10) the extent and timing of any share repurchases; (11) the impact, extent and timing of technological changes and the adequacy of intellectual property, data, information and cybersecurity protection; (12) the failure to effectively manage the development and use of artificial intelligence; (13) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (14) the impact of legislative and regulatory actions and reforms, regulatory, supervisory or enforcement actions of government agencies and governmental scrutiny relating to BlackRock; (15) changes in law and policy and uncertainty pending any such changes; (16) any failure to effectively manage conflicts of interest; (17) damage to BlackRock’s reputation; (18) increasing focus from stakeholders regarding ESG matters; (19) geopolitical unrest, terrorist activities, civil or international hostilities, and other events outside BlackRock’s control, including wars, natural disasters and health crises, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (20) climate-related risks to BlackRock's business, products, operations and clients; (21) the ability to attract, train and retain highly qualified and diverse professionals; (22) fluctuations in the carrying value of BlackRock’s economic investments; (23) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products, which could affect the value proposition to clients and, generally, the tax position of the Company; (24) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (25) the failure by key third-party providers of BlackRock to fulfill their obligations to the Company; (26) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (27) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded fund (“ETF”) platform; (28) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (29) the impact of problems, instability or failure of other financial institutions or the failure or negative performance of products offered by other financial institutions.

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $10.5 trillion of AUM at March 31, 2024. With approximately 19,300 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology services to institutional and retail clients in more than 100 countries across the globe.

BlackRock’s diverse platform of alpha-seeking active, index and cash management investment strategies across asset classes enables the Company to offer choice and tailor investment and asset allocation solutions for clients. Product offerings include single- and multi-asset portfolios investing in equities, fixed income, alternatives and money market instruments. Products are offered directly and through intermediaries in a variety of vehicles, including open-end and closed-end mutual funds, iShares® and BlackRock ETFs, separate accounts, collective trust funds and other pooled investment vehicles. BlackRock also offers technology services, including the investment and risk management technology platform, Aladdin®, Aladdin WealthTM, eFront®, and Cachematrix®, as well as advisory services and solutions to a broad base of institutional and wealth management clients. The Company is highly regulated and manages its clients’ assets as a fiduciary. The Company does not engage in proprietary trading activities that could conflict with the interests of its clients.

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

Certain prior period presentations were reclassified to ensure comparability with current period classifications.

Acquisitions

In January 2024, BlackRock announced that it had entered into a definitive agreement to acquire 100% of the business and assets of GIP, a leading independent infrastructure fund manager, for $3 billion in cash and approximately 12 million shares of BlackRock common stock. Approximately 30% of the total consideration, all in stock, will be deferred and will be issued subject to the satisfaction of certain post-closing events. The Company believes the combination of GIP with BlackRock’s complementary infrastructure offerings will create a broad global infrastructure franchise with differentiated origination and asset management capabilities. The GIP Transaction is expected to close in the third quarter of 2024 subject to regulatory approvals and other customary closing conditions.

In May 2024, BlackRock completed the acquisition of the remaining equity interest in SpiderRock Advisors (“SRA”), a leading provider of customized option overlay strategies in the United States (“US”) wealth market. This transaction expands on BlackRock’s minority investment in SRA made in 2021 and reinforces BlackRock’s commitment to personalized separately managed accounts. The financial impact of the transaction is not material to BlackRock's condensed consolidated financial statements.

EXECUTIVE SUMMARY

	Three Months Ended
	March 31,
(in millions, except per share data)	2024	2023
GAAP basis(1):
Total revenue	$4,728	$4,243
Total expense	3,035	2,805
Operating income	$1,693	$1,438
Operating margin	35.8%	33.9%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	170	104
Income tax expense	290	385
Net income attributable to BlackRock	$1,573	$1,157
Diluted earnings per common share	$10.48	$7.64
Effective tax rate	15.6%	25.0%
As adjusted(2):
Operating income	$1,775	$1,511
Operating margin	42.2%	40.4%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$139	$87
Net income attributable to BlackRock	$1,473	$1,200
Diluted earnings per common share	$9.81	$7.93
Effective tax rate	23.0%	25.0%
Other:
Assets under management (end of period)	$10,472,500	$9,090,271
Diluted weighted-average common shares outstanding	150.1	151.3
Shares outstanding (end of period)	148.8	149.9
Book value per share(3)	$267.04	$251.57
Cash dividends declared and paid per share	$5.10	$5.00

(1)
Accounting principles generally accepted in the US ("GAAP").
(2)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)
Total BlackRock stockholders’ equity divided by total shares outstanding at March 31 of the respective period-end.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

GAAP. Operating income of $1.7 billion increased $255 million and operating margin of 35.8% increased 190 bps from the three months ended March 31, 2023. Increases in operating income and operating margin reflected higher base fees, driven by the impact of higher markets on average AUM and organic base fee growth, and higher performance fees and technology services revenue, partially offset by higher expenses, reflecting higher employee compensation and benefits expense, sales, asset and account expense, and general and administration expense.

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) increased $66 million from the three months ended March 31, 2023, driven primarily by higher interest and dividend income and mark-to-market gains on certain minority investments, partially offset by higher interest expense.

First quarter 2024 income tax expense included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the intellectual property reorganization. In addition, first quarter 2024 income tax expense included $28 million of discrete tax benefits, including a benefit related to stock-based compensation awards that vested in the first quarter. First quarter 2023 income tax expense included a $38 million discrete tax benefit related to stock-based compensation awards that vested in 2023, offset by a $38 million discrete tax expense related to the resolution of certain outstanding tax matters.

Earnings per diluted common share increased $2.84, or 37%, from the three months ended March 31, 2023, primarily reflecting higher operating income, a lower effective tax rate, and higher nonoperating income in the current quarter.

As Adjusted. Operating income of $1.8 billion increased $264 million and operating margin of 42.2% increased 180 bps from the three months ended March 31, 2023. Earnings per diluted common share increased $1.88, or 24%, from the three months ended March 31, 2023, reflecting higher operating and nonoperating income, and a lower effective tax rate in the current quarter. Income tax expense, as adjusted, for the first quarter of 2024 excluded the $137 million of benefit described above.

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

Computations and reconciliations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating income, GAAP basis	$1,693	$1,438
Non-GAAP expense adjustments:
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans (a)	27	20
Amortization of intangible assets (b)	38	37
Acquisition-related compensation costs (b)	2	5
Acquisition-related transaction costs (b)(1)	22	—
Contingent consideration fair value adjustments (b)	(7)	—
Lease costs - New York (c)	—	11
Operating income, as adjusted	$1,775	$1,511
Revenue, GAAP basis	$4,728	$4,243
Non-GAAP adjustments:
Distribution fees	(310)	(319)
Investment advisory fees	(208)	(186)
Revenue used for operating margin measurement	$4,210	$3,738
Operating margin, GAAP basis	35.8%	33.9%
Operating margin, as adjusted	42.2%	40.4%

(1)
Amount included within general and administration expense.

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Nonoperating income (expense), GAAP basis	$220	$116
Less: Net income (loss) attributable to NCI	50	12
Nonoperating income (expense), net of NCI	170	104
Less: Hedge gain (loss) on deferred cash compensation plans (a)	31	17
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$139	$87

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended
	March 31,
(in millions, except per share data)	2024	2023
Net income attributable to BlackRock, Inc., GAAP basis	$1,573	$1,157
Non-GAAP adjustments(1):
Net impact of hedged deferred cash compensation plans (a)	(3)	2
Amortization of intangible assets (b)	28	28
Acquisition-related compensation costs (b)	2	4
Acquisition-related transaction costs (b)	15	—
Contingent consideration fair value adjustments (b)	(5)	—
Lease costs - New York (c)	—	9
Income tax matters	(137)	—
Net income attributable to BlackRock, Inc., as adjusted	$1,473	$1,200
Diluted weighted-average common shares outstanding	150.1	151.3
Diluted earnings per common share, GAAP basis	$10.48	$7.64
Diluted earnings per common share, as adjusted	$9.81	$7.93

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

•
Operating income, as adjusted, includes the following non-GAAP expense adjustments:
(a)
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans. The Company excludes compensation expense related to the market valuation changes on certain deferred cash compensation plans, which the Company hedges economically. For these deferred cash compensation plans, the final value of the deferred amount to be distributed to employees in cash upon vesting is determined based on the returns on specified investment funds. The Company recognizes compensation expense for the appreciation (depreciation) of the deferred cash compensation liability in proportion to the vested amount of the award during a respective period, while the gain (loss) to economically hedge these plans is immediately recognized in nonoperating income (expense), which creates a timing difference impacting net income. This timing difference will reverse and offset to zero over the life of the award at the end of the multi-year vesting period. Management believes excluding market valuation changes related to the deferred cash compensation plans in the calculation of operating income, as adjusted, provides useful disclosure to both management and investors of the Company’s financial performance over time as these amounts are economically hedged, while also increasing comparability with other companies.
(b)
Acquisition related costs. Acquisition related costs include adjustments related to amortization of intangible assets, other acquisition-related costs, including professional fees and compensation costs for nonrecurring retention-related deferred compensation, and contingent consideration fair value adjustments incurred in connection with certain acquisitions. Management believes excluding the impact of these expenses when calculating operating income, as adjusted, provides a helpful indication of the Company’s financial performance over time, thereby providing helpful information for both management and investors while also increasing comparability with other companies.
(c)
Lease costs – New York. In 2023, the Company continued to recognize lease expense within general and administration expense for both its current headquarters located at 50 Hudson Yards in New York and prior headquarters until the Company's lease on its prior headquarters expired in April 2023. The Company began lease payments related to its current headquarters in May 2023, but began recording lease expense in August 2021 when it obtained access to the building to begin its tenant improvements. Prior to the Company’s move to its current headquarters in February 2023, the impact of lease costs related to 50 Hudson Yards was excluded from operating income, as adjusted. In February 2023, the Company completed the majority of its move to 50 Hudson Yards and no longer excluded the impact of these lease costs. Subsequently, from February 2023 through April 2023, the Company excluded the impact of lease costs related to the Company's prior headquarters. Management believes excluding the impact of these respective New York lease costs (“Lease costs – New York”) when calculating operating income, as adjusted, is useful to assess the Company’s financial performance and ongoing operations, and enhances comparability among periods presented.
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

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted: Management believes nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, is an effective measure for reviewing BlackRock’s nonoperating contribution to its results and provides comparability of this information among reporting periods. Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, excludes the gain (loss) on the economic hedge of certain deferred cash compensation plans. As the gain (loss) on investments and derivatives used to hedge these compensation plans over time substantially offsets the compensation expense related to the market valuation changes on these deferred cash compensation plans, which is included in operating income, GAAP basis, management believes excluding the gain (loss) from the economic hedge of the deferred cash compensation plans when calculating nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted, provides a useful measure for both management and investors of BlackRock’s nonoperating results that impact book value.

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

For each period presented, the non-GAAP adjustments were tax effected at the respective blended rates applicable to the adjustments. Amount for income tax matters includes a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the intellectual property reorganization.

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2024	2023	2023	2024	2024
Retail	$973,985	$929,697	$876,979	$7,161	$(1,594)
ETFs	3,745,642	3,499,299	3,074,303	67,240	231,477
Institutional:
Active	1,961,376	1,912,673	1,778,340	14,686	30,257
Index	3,045,715	2,902,489	2,677,711	(12,673)	(76,975)
Institutional subtotal	5,007,091	4,815,162	4,456,051	2,013	(46,718)
Long-term	9,726,718	9,244,158	8,407,333	76,414	183,165
Cash management	745,782	764,837	682,938	(19,224)	52,403
Total	$10,472,500	$10,008,995	$9,090,271	$57,190	$235,568

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2024	2023	2023	2024	2024
Active	$2,691,933	$2,621,178	$2,474,034	$14,897	$5,827
Index and ETFs	7,034,785	6,622,980	5,933,299	61,517	177,338
Long-term	9,726,718	9,244,158	8,407,333	76,414	183,165
Cash management	745,782	764,837	682,938	(19,224)	52,403
Total	$10,472,500	$10,008,995	$9,090,271	$57,190	$235,568

AUM and Net Inflows (Outflows) by Product Type
	AUM			Net inflows (outflows)
	March 31,	December 31,	March 31,	Three Months Ended March 31,	Twelve Months Ended March 31,
(in millions)	2024	2023	2023	2024	2024
Equity	$5,717,852	$5,293,344	$4,707,344	$18,421	$13,722
Fixed income	2,805,745	2,804,026	2,653,744	41,736	130,947
Multi-asset	906,597	870,804	771,880	5,097	34,208
Alternatives:
Illiquid alternatives	137,254	136,909	123,416	1,214	10,446
Liquid alternatives	75,365	74,233	80,151	(1,914)	(11,159)
Currency and commodities(1)	83,905	64,842	70,798	11,860	5,001
Alternatives subtotal	296,524	275,984	274,365	11,160	4,288
Long-term	9,726,718	9,244,158	8,407,333	76,414	183,165
Cash management	745,782	764,837	682,938	(19,224)	52,403
Total	$10,472,500	$10,008,995	$9,090,271	$57,190	$235,568

(1)
Amounts include commodity ETFs.

Component Changes in AUM for the Three Months Ended March 31, 2024

The following table presents the component changes in AUM by client type and product type for the three months ended March 31, 2024.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2023	(outflows)	change	impact(1)	2024	AUM(2)
Retail:
Equity	$435,734	$4,089	$33,254	$(1,639)	$471,438	$450,355
Fixed income	312,799	2,867	(153)	(509)	315,004	313,279
Multi-asset	139,537	844	5,996	(195)	146,182	141,829
Alternatives	41,627	(639)	508	(135)	41,361	41,366
Retail subtotal	929,697	7,161	39,605	(2,478)	973,985	946,829
ETFs:
Equity	2,532,631	36,754	191,180	(7,789)	2,752,776	2,617,233
Fixed income	898,403	18,208	(8,715)	(3,141)	904,755	901,248
Multi-asset	9,140	(445)	416	(68)	9,043	8,897
Alternatives	59,125	12,723	7,281	(61)	79,068	66,468
ETFs subtotal	3,499,299	67,240	190,162	(11,059)	3,745,642	3,593,846
Institutional:
Active:
Equity	186,688	3,306	14,921	(1,873)	203,042	192,595
Fixed income	836,823	5,295	(1,079)	(4,241)	836,798	833,014
Multi-asset	717,182	6,288	29,679	(5,132)	748,017	726,435
Alternatives	171,980	(203)	2,752	(1,010)	173,519	172,521
Active subtotal	1,912,673	14,686	46,273	(12,256)	1,961,376	1,924,565
Index:
Equity	2,138,291	(25,728)	201,611	(23,578)	2,290,596	2,203,945
Fixed income	756,001	15,366	(3,851)	(18,328)	749,188	745,743
Multi-asset	4,945	(1,590)	44	(44)	3,355	4,199
Alternatives	3,252	(721)	71	(26)	2,576	3,004
Index subtotal	2,902,489	(12,673)	197,875	(41,976)	3,045,715	2,956,891
Institutional subtotal	4,815,162	2,013	244,148	(54,232)	5,007,091	4,881,456
Long-term	9,244,158	76,414	473,915	(67,769)	9,726,718	9,422,131
Cash management	764,837	(19,224)	2,480	(2,311)	745,782	755,039
Total	$10,008,995	$57,190	$476,395	$(70,080)	$10,472,500	$10,177,170

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

The following table presents the component changes in AUM by investment style and product type for the three months ended March 31, 2024.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2023	(outflows)	change	impact(1)	2024	AUM(2)
Active:
Equity	$427,448	$(587)	$31,599	$(2,795)	$455,665	$437,270
Fixed income	1,123,422	9,193	(967)	(4,442)	1,127,206	1,121,126
Multi-asset	856,705	7,133	35,675	(5,327)	894,186	868,251
Alternatives	213,603	(842)	3,260	(1,145)	214,876	213,885
Active subtotal	2,621,178	14,897	69,567	(13,709)	2,691,933	2,640,532
Index and ETFs:
ETFs:
Equity	2,532,631	36,754	191,180	(7,789)	2,752,776	2,617,233
Fixed income	898,403	18,208	(8,715)	(3,141)	904,755	901,248
Multi-asset	9,140	(445)	416	(68)	9,043	8,897
Alternatives	59,125	12,723	7,281	(61)	79,068	66,468
ETFs subtotal	3,499,299	67,240	190,162	(11,059)	3,745,642	3,593,846
Non-ETF Index:
Equity	2,333,265	(17,746)	218,187	(24,295)	2,509,411	2,409,625
Fixed income	782,201	14,335	(4,116)	(18,636)	773,784	770,910
Multi-asset	4,959	(1,591)	44	(44)	3,368	4,212
Alternatives	3,256	(721)	71	(26)	2,580	3,006
Non-ETF Index subtotal	3,123,681	(5,723)	214,186	(43,001)	3,289,143	3,187,753
Index & ETFs subtotal	6,622,980	61,517	404,348	(54,060)	7,034,785	6,781,599
Long-term	9,244,158	76,414	473,915	(67,769)	9,726,718	9,422,131
Cash management	764,837	(19,224)	2,480	(2,311)	745,782	755,039
Total	$10,008,995	$57,190	$476,395	$(70,080)	$10,472,500	$10,177,170

The following table presents the component changes in AUM by product type for the three months ended March 31, 2024.

	December 31,	Net inflows	Market	FX	March 31,	Average
(in millions)	2023	(outflows)	change	impact(1)	2024	AUM(2)
Equity	$5,293,344	$18,421	$440,966	$(34,879)	$5,717,852	$5,464,128
Fixed income	2,804,026	41,736	(13,798)	(26,219)	2,805,745	2,793,284
Multi-asset	870,804	5,097	36,135	(5,439)	906,597	881,360
Alternatives:
Illiquid alternatives	136,909	1,214	(132)	(737)	137,254	136,617
Liquid alternatives	74,233	(1,914)	3,375	(329)	75,365	74,923
Currency and commodities(3)	64,842	11,860	7,369	(166)	83,905	71,819
Alternatives subtotal	275,984	11,160	10,612	(1,232)	296,524	283,359
Long-term	9,244,158	76,414	473,915	(67,769)	9,726,718	9,422,131
Cash management	764,837	(19,224)	2,480	(2,311)	745,782	755,039
Total	$10,008,995	$57,190	$476,395	$(70,080)	$10,472,500	$10,177,170

(1)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(3)
Amounts include commodity ETFs.

AUM increased $464 billion to $10.5 trillion at March 31, 2024, driven by net market appreciation and net inflows, partially offset by the negative impact of foreign exchange movements.

Long-term net inflows of $76 billion were comprised of net inflows of $67 billion, $7 billion and $2 billion from ETFs, retail and institutional clients, respectively. Net flows in long-term products are described below.

•
ETFs net inflows of $67 billion were led by net inflows of $37 billion into core equity ETFs, $18 billion into fixed income ETFs and $13 billion into alternatives ETFs. Alternatives ETFs net inflows were driven by flows into the Company's Bitcoin ETF.
•
Retail net inflows of $7 billion primarily reflected net inflows into equity and fixed income.
•
Institutional active net inflows of $15 billion were led by LifePath® targe-date strategies and outsourcing mandates.
•
Institutional index net outflows of $13 billion primarily reflected equity net outflows, partially offset by fixed income net inflows.

Cash management AUM decreased to $746 billion, driven by seasonal net outflows from US government money market funds.

Net market appreciation of $476 billion was primarily driven by global equity market appreciation.

AUM decreased $70 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the Japanese yen and the euro.

Component Changes in AUM for the Twelve Months Ended March 31, 2024

The following table presents the component changes in AUM by client type and product type for the twelve months ended March 31, 2024.

	March 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Retail:
Equity	$394,274	$4,900	$—	$71,775	$489	$471,438	$418,650
Fixed income	305,937	(25)	—	7,456	1,636	315,004	307,972
Multi-asset	128,681	1,752	—	15,678	71	146,182	134,592
Alternatives	48,087	(8,221)	—	1,462	33	41,361	43,616
Retail subtotal	876,979	(1,594)	—	96,371	2,229	973,985	904,830
ETFs:
Equity	2,191,437	128,083	—	436,890	(3,634)	2,752,776	2,375,459
Fixed income	810,776	96,651	—	(1,816)	(856)	904,755	853,864
Multi-asset	7,688	436	—	926	(7)	9,043	8,176
Alternatives	64,402	6,307	—	8,347	12	79,068	63,365
ETFs subtotal	3,074,303	231,477	—	444,347	(4,485)	3,745,642	3,300,864
Institutional:
Active:
Equity	176,053	(6,313)	—	34,025	(723)	203,042	180,695
Fixed income	814,637	(5,693)	—	30,449	(2,595)	836,798	808,740
Multi-asset	629,018	35,366	—	84,191	(558)	748,017	674,967
Alternatives	158,632	6,897	2,177	5,952	(139)	173,519	166,809
Active subtotal	1,778,340	30,257	2,177	154,617	(4,015)	1,961,376	1,831,211
Index:
Equity	1,945,580	(112,948)	—	481,253	(23,289)	2,290,596	2,056,449
Fixed income	722,394	40,014	—	5,469	(18,689)	749,188	720,887
Multi-asset	6,493	(3,346)	—	351	(143)	3,355	5,296
Alternatives	3,244	(695)	—	67	(40)	2,576	3,184
Index subtotal	2,677,711	(76,975)	—	487,140	(42,161)	3,045,715	2,785,816
Institutional subtotal	4,456,051	(46,718)	2,177	641,757	(46,176)	5,007,091	4,617,027
Long-term	8,407,333	183,165	2,177	1,182,475	(48,432)	9,726,718	8,822,721
Cash management	682,938	52,403	—	9,391	1,050	745,782	719,487
Total	$9,090,271	$235,568	$2,177	$1,191,866	$(47,382)	$10,472,500	$9,542,208

(1)
Amounts include AUM attributable to the acquisition of Kreos Capital in August 2023 (the "Kreos Transaction").
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended March 31, 2024.

	March 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Active:
Equity	$410,889	$(22,266)	$—	$67,830	$(788)	$455,665	$417,566
Fixed income	1,098,737	(7,696)	—	37,357	(1,192)	1,127,206	1,091,806
Multi-asset	757,692	37,114	—	99,866	(486)	894,186	809,548
Alternatives	206,716	(1,325)	2,177	7,414	(106)	214,876	210,424
Active subtotal	2,474,034	5,827	2,177	212,467	(2,572)	2,691,933	2,529,344
Index and ETFs:
ETFs:
Equity	2,191,437	128,083	—	436,890	(3,634)	2,752,776	2,375,459
Fixed income	810,776	96,651	—	(1,816)	(856)	904,755	853,864
Multi-asset	7,688	436	—	926	(7)	9,043	8,176
Alternatives	64,402	6,307	—	8,347	12	79,068	63,365
ETFs subtotal	3,074,303	231,477	—	444,347	(4,485)	3,745,642	3,300,864
Non-ETF Index:
Equity	2,105,018	(92,095)	—	519,223	(22,735)	2,509,411	2,238,228
Fixed income	744,231	41,992	—	6,017	(18,456)	773,784	745,793
Multi-asset	6,500	(3,342)	—	354	(144)	3,368	5,307
Alternatives	3,247	(694)	—	67	(40)	2,580	3,185
Non-ETF Index subtotal	2,858,996	(54,139)	—	525,661	(41,375)	3,289,143	2,992,513
Index & ETFs subtotal	5,933,299	177,338	—	970,008	(45,860)	7,034,785	6,293,377
Long-term	8,407,333	183,165	2,177	1,182,475	(48,432)	9,726,718	8,822,721
Cash management	682,938	52,403	—	9,391	1,050	745,782	719,487
Total	$9,090,271	$235,568	$2,177	$1,191,866	$(47,382)	$10,472,500	$9,542,208

The following table presents the component changes in AUM by product type for the twelve months ended March 31, 2024.

	March 31,	Net inflows		Market	FX	March 31,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Equity	$4,707,344	$13,722	$—	$1,023,943	$(27,157)	$5,717,852	$5,031,253
Fixed income	2,653,744	130,947	—	41,558	(20,504)	2,805,745	2,691,463
Multi-asset	771,880	34,208	—	101,146	(637)	906,597	823,031
Alternatives:
Illiquid alternatives	123,416	10,446	2,177	1,128	87	137,254	131,461
Liquid alternatives	80,151	(11,159)	—	6,420	(47)	75,365	76,294
Currency and commodities(4)	70,798	5,001	—	8,280	(174)	83,905	69,219
Alternatives subtotal	274,365	4,288	2,177	15,828	(134)	296,524	276,974
Long-term	8,407,333	183,165	2,177	1,182,475	(48,432)	9,726,718	8,822,721
Cash management	682,938	52,403	—	9,391	1,050	745,782	719,487
Total	$9,090,271	$235,568	$2,177	$1,191,866	$(47,382)	$10,472,500	$9,542,208

(1)
Amounts include AUM attributable to the Kreos Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)
Amounts include commodity ETFs.

AUM increased $1.4 trillion to $10.5 trillion at March 31, 2024, driven by net market appreciation and net inflows, partially offset by the negative impact of foreign exchange movements.

Long-term net inflows of $183 billion were comprised of net inflows of $231 billion from ETFs, partially offset by net outflows of $47 billion from institutional clients and $2 billion from retail clients. Net flows in long-term products are described below.

•
ETFs net inflows of $231 billion were driven by net inflows into core equity and bond ETFs.
•
Institutional active net inflows of $30 billion were led by multi-asset net inflows and included the impact of several significant outsourcing mandates and continued growth of the Company's LifePath target-date strategies.
•
Institutional index net outflows of $77 billion primarily reflected $113 billion of equity net outflows, partially offset by $40 billion of fixed income net inflows, as some clients sought to de-risk or rebalance.

Cash management AUM increased to $746 billion, due to net inflows from US government and international money market funds.

Net market appreciation of $1.2 trillion was driven by global equity market appreciation.

AUM decreased $47 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar, largely against the Japanese yen.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three months ended March 31, 2024 and 2023 are discussed below. For a further description of the Company’s revenue and expense, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 23, 2024 (“2023 Form 10-K”).

Revenue

The table below presents detail of revenue for the three months ended March 31, 2024 and 2023 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$516	$500
ETFs	1,190	1,078
Non-ETF index	187	177
Equity subtotal	1,893	1,755
Fixed income:
Active	484	468
ETFs	327	295
Non-ETF index	92	87
Fixed income subtotal	903	850
Multi-asset	314	296
Alternatives:
Illiquid alternatives	240	201
Liquid alternatives	138	145
Currency and commodities(1)	45	46
Alternatives subtotal	423	392
Long-term	3,533	3,293
Cash management	245	209
Total investment advisory, administration fees and securities lending revenue	3,778	3,502
Investment advisory performance fees:
Equity	8	6
Fixed income	4	1
Multi-asset	2	15
Alternatives:
Illiquid alternatives	125	21
Liquid alternatives	65	12
Alternatives subtotal	190	33
Total investment advisory performance fees	204	55
Technology services revenue	377	340
Distribution fees	310	319
Advisory and other revenue:
Advisory	13	14
Other	46	13
Total advisory and other revenue	59	27
Total revenue	$4,728	$4,243

(1)
Amounts include commodity ETFs.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended March 31,
	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)
	2024	2023	2024	2023
Equity:
Active	14%	14%	4%	5%
ETFs	31%	32%	25%	24%
Non-ETF index	5%	5%	24%	23%
Equity subtotal	50%	51%	53%	52%
Fixed income:
Active	13%	13%	11%	12%
ETFs	9%	9%	9%	9%
Non-ETF index	2%	2%	8%	8%
Fixed income subtotal	24%	24%	28%	29%
Multi-asset	8%	8%	9%	8%
Alternatives:
Illiquid alternatives	6%	6%	1%	1%
Liquid alternatives	4%	4%	1%	1%
Currency and commodities(2)	1%	1%	1%	1%
Alternatives subtotal	11%	11%	3%	3%
Long-term	93%	94%	93%	92%
Cash management	7%	6%	7%	8%
Total AUM	100%	100%	100%	100%

(1)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)
Amounts include commodity ETFs.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Revenue increased $485 million, or 11%, from the three months ended March 31, 2023, primarily driven by the positive impact of markets on average AUM, organic base fee growth, and higher performance fees and technology services revenue.

Investment advisory, administration fees and securities lending revenue of $3.8 billion increased $276 million from $3.5 billion for the three months ended March 31, 2023, primarily driven by the impact of market beta on average AUM, positive organic base fee growth and the effect of one additional day in the current quarter, partially offset by lower securities lending revenue. Securities lending revenue of $151 million decreased from $167 million for the three months ended March 31, 2023, primarily reflecting lower spreads.

Investment advisory performance fees of $204 million increased $149 million from $55 million for the three months ended March 31, 2023, reflecting higher revenue from both illiquid and liquid alternative products.

Technology services revenue of $377 million increased $37 million from $340 million for the three months ended March 31, 2023, reflecting sustained demand for Aladdin technology offerings.

Total advisory and other revenue of $59 million increased $32 million from $27 million for the three months ended March 31, 2023, reflecting higher transition management assignments and the impact of presenting earnings (losses) from certain equity method minority investments within nonoperating income (expense) beginning in the first quarter of 2024.

Expense

The following table presents expense for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Expense
Employee compensation and benefits	$1,580	$1,427
Sales, asset and account expense(1):
Distribution and servicing costs	518	505
Direct fund expense	338	315
Sub-advisory and other	32	26
Total sales, asset and account expense	888	846
General and administration expense:
Marketing and promotional	82	74
Occupancy and office related	101	110
Portfolio services	66	68
Technology	160	135
Professional services	58	42
Communications	10	12
Foreign exchange remeasurement	2	(1)
Contingent consideration fair value adjustments	(7)	—
Other general and administration	57	55
Total general and administration expense	529	495
Amortization of intangible assets	38	37
Total expense	$3,035	$2,805

(1)
Beginning in the first quarter of 2024, BlackRock updated the presentation of the Company’s expense line items within the consolidated statements of income by including a new “sales, asset, and account expense” income statement caption. Such expense line items have been recast for 2023 to conform to this new presentation. For a recast of 2023 expense line items, see page 12 of Exhibit 99.1 to the Current Report on Form 8-K furnished on April 12, 2024.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Expense increased $230 million, or 8%, from the three months ended March 31, 2023, reflecting higher employee compensation and benefits expense, sales, asset and account expense and general and administration expense.

Employee compensation and benefits expense of $1.6 billion increased $153 million from $1.4 billion for the three months ended March 31, 2023, reflecting higher incentive compensation, primarily as a result of higher operating income and performance fees.

Sales, assets and account expense of $888 million increased $42 million from $846 million for the three months ended March 31, 2023, driven by higher direct fund expense and distribution and servicing costs, primarily reflecting higher average AUM.

General and administration expense of $529 million increased $34 million from $495 million for the three months ended March 31, 2023, primarily due to higher technology and professional services expense including higher acquisition-related expenses in the current quarter.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Nonoperating income (expense), GAAP basis	$220	$116
Less: Net income (loss) attributable to NCI	50	12
Nonoperating income (expense), net of NCI	170	104
Less: Hedge gain (loss) on deferred cash compensation plans(1)	31	17
Nonoperating income (expense), net of NCI, as adjusted(2)	$139	$87

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net gain (loss) on investments, net of NCI
Private equity	$8	$39
Real assets	(3)	6
Other alternatives(3)	14	6
Other investments(4)	31	12
Hedge gain (loss) on deferred cash compensation plans(1)	31	17
Subtotal	81	80
Other income/gain (expense/loss)(5)	40	(3)
Total net gain (loss) on investments, net of NCI	121	77
Interest and dividend income	141	86
Interest expense	(92)	(59)
Net interest income (expense)	49	27
Nonoperating income (expense), net of NCI	170	104
Less: Hedge gain (loss) on deferred cash compensation plans(1)	31	17
Nonoperating income (expense), net of NCI, as adjusted(2)	$139	$87

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
(5)
Amount for the three months ended March 31, 2024, includes earnings (losses) from certain equity method minority investments, which the Company included within nonoperating income (expense) beginning in the first quarter of 2024. Additional amounts include noncash pre-tax gains (losses) related to the revaluation of certain minority investments.

Income Tax Expense

	GAAP		As Adjusted
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2024	2023	2024	2023
Operating income(1)	$1,693	$1,438	$1,775	$1,511
Total nonoperating income (expense)(1)(2)	$170	$104	$139	$87
Income before income taxes(2)	$1,863	$1,542	$1,914	$1,598
Income tax expense	$290	$385	$441	$398
Effective tax rate	15.6%	25.0%	23.0%	25.0%

(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI.

2024. Income tax expense for the three months ended March 31, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the reorganization. In addition, for the three months ended March 31, 2024 income tax expense included $28 million of discrete tax benefits, including a benefit related to stock-based compensation awards that vested in the first quarter.

The Organisation for Economic Co-operation and Development (“OECD”) has proposed certain international tax reforms, which, among other things, would (1) shift taxing rights to the jurisdiction of the consumer and (2) establish a global minimum tax for multinational companies of 15% (namely the “Pillar One” and “Pillar Two” Framework). European Union member states adopted, or plan to adopt, laws implementing the OECD’s minimum tax rules under the Pillar Two Framework effective starting in 2024. Several other countries, including the UK, have changed or are considering changes to their tax law to implement the OECD’s minimum tax proposal. As a result of these developments, the tax laws of certain countries in which BlackRock does business have and may continue to change, and any such changes could increase its tax liabilities. The Pillar Two Framework did not have a material impact on BlackRock’s condensed consolidated financial statements for the three months ended March 31, 2024 and the Company is continuing to monitor legislative developments and evaluate the potential impact of the Pillar Two Framework on future periods.

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

Consolidated Sponsored Investment Products

The Company consolidates certain sponsored investment products accounted for as variable interest entities (“VIEs”) and voting rights entities (“VREs”). See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2023 Form 10-K for more information on the Company’s consolidation policy.

The Company cannot readily access cash and cash equivalents or other assets held by CIPs to use in its operating activities. In addition, the Company cannot readily sell investments held by CIPs in order to obtain cash for use in the Company’s operations.

	March 31, 2024
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$9,374	$—	$382	$8,992
Accounts receivable	3,961	—	—	3,961
Investments	10,337	—	1,929	8,408
Separate account assets and collateral held under securities lending agreements	59,374	59,374	—	—
Operating lease right-of-use assets	1,410	—	—	1,410
Other assets(3)	5,791	—	117	5,674
Subtotal	90,247	59,374	2,428	28,445
Goodwill and intangible assets, net	33,741	—	—	33,741
Total assets	$123,988	$59,374	$2,428	$62,186
Liabilities
Accrued compensation and benefits	$1,061	$—	$—	$1,061
Accounts payable and accrued liabilities	1,445	—	—	1,445
Borrowings	9,860	—	—	9,860
Separate account liabilities and collateral liabilities under securities lending agreements	59,374	59,374	—	—
Deferred income tax liabilities(4)	3,456	—	—	3,456
Operating lease liabilities	1,772	—	—	1,772
Other liabilities	5,275	—	474	4,801
Total liabilities	82,243	59,374	474	22,395
Equity
Total BlackRock, Inc. stockholders’ equity	39,725	—	—	39,725
Noncontrolling interests	2,020	—	1,954	66
Total equity	41,745	—	1,954	39,791
Total liabilities and equity	$123,988	$59,374	$2,428	$62,186

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

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of March 31, 2024 and December 31, 2023 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at March 31, 2024 and December 31, 2023 included $382 million and $288 million, respectively, of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the three months ended March 31, 2024). Accounts receivable at March 31, 2024 increased $45 million from December 31, 2023, primarily due to higher base fee receivables. Investments at March 31, 2024 increased $597 million from December 31, 2023 (for more information see Investments herein). Goodwill and intangible assets at March 31, 2024 decreased $41 million from December 31, 2023, primarily due to amortization of intangible assets. Other assets at March 31, 2024 increased $831 million from December 31, 2023, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities).

Liabilities. Accrued compensation and benefits at March 31, 2024 decreased $1.3 billion from December 31, 2023, primarily due to 2023 incentive compensation cash payments in the first quarter of 2024, partially offset by 2024 incentive compensation accruals. Accounts payable increased $205 million due to higher current income taxes payable. Other liabilities at March 31, 2024 increased $801 million from December 31, 2023, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets). Net deferred income tax liabilities at March 31, 2024 decreased $50 million from December 31, 2023, primarily due to the effects of temporary differences associated with the intellectual property reorganization, partially offset by stock-based compensation.

Investments

The Company’s investments were $10.3 billion and $9.7 billion at March 31, 2024 and December 31, 2023, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the NCI portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

The Company presents investments, as adjusted, to enable investors to understand the economic portion of investments that is owned by the Company as a gauge to measure the impact of changes in net nonoperating income (expense) on investments to net income (loss) attributable to BlackRock.

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

	March 31,	December 31,
(in millions)	2024	2023
Investments, GAAP	$10,337	$9,740
Investments held by CIPs	(6,506)	(5,977)
Net interest in CIPs(1)	4,577	4,111
Investments, as adjusted	8,408	7,874
Investments related to deferred cash compensation plans	(210)	(264)
Hedged exposures	(1,816)	(1,771)
Federal Reserve Bank stock	(92)	(92)
Carried interest	(1,864)	(1,975)
Total “economic” investment exposure(2)	$4,426	$3,772

(1)
Amounts include $1.8 billion and $1.9 billion of carried interest (VIEs) as of March 31, 2024 and December 31, 2023, respectively, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts do not include investments in corporate minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(in millions)	2024	2023
Equity/Fixed income/Multi-asset(1)	$2,973	$2,786
Alternatives:
Private equity	1,306	1,491
Real assets	1,037	509
Other alternatives(2)	926	757
Alternatives subtotal	3,269	2,757
Hedged exposures	(1,816)	(1,771)
Total “economic” investment exposure	$4,426	$3,772

(1)
Amounts include seed investments in equity, fixed income, and multi-asset mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in credit funds, direct hedge fund strategies, and hedge fund solutions.

As adjusted investment activity for the three months ended March 31, 2024 was as follows:

(in millions)	Three Months Ended March 31, 2024
Investments, as adjusted, beginning balance	$7,874
Purchases/capital contributions	1,057
Sales/maturities	(321)
Distributions(1)	(175)
Market appreciation(depreciation)/earnings from equity method investments	113
Carried interest capital allocations/(distributions)	(111)
Other(2)	(29)
Investments, as adjusted, ending balance	$8,408

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2023	$8,753	$288	$8,465
Net cash provided by/(used in) operating activities	(408)	(650)	242
Net cash provided by/(used in) investing activities	(22)	356	(378)
Net cash provided by/(used in) financing activities	1,095	388	707
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27)	—	(27)
Net increase/(decrease) in cash, cash equivalents and restricted cash	638	94	544
Cash, cash equivalents and restricted cash, March 31, 2024	$9,391	$382	$9,009

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

Cash flows used in investing activities, excluding the impact of CIPs, for the three months ended March 31, 2024 were $378 million and primarily reflected $476 million of net investment purchases and $64 million of purchases of property and equipment, partially offset by $162 million of distributions of capital from equity method investees.

Cash flows provided by financing activities, excluding the impact of CIPs, for the three months ended March 31, 2024 were $707 million, primarily resulting from $3.0 billion of proceeds from long-term borrowings related to the issuance by BlackRock Funding of senior notes to fund a portion of the cash consideration for the GIP Transaction, partially offset by $1.0 billion of repayment of borrowings, $795 million of cash dividend payments, $634 million of share repurchases, including $375 million in open market transactions and $259 million of employee tax withholdings related to employee stock transactions.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
(in millions)	2024	2023
Cash and cash equivalents	$9,374	$8,736
Cash and cash equivalents held by CIPs(1)	(382)	(288)
Subtotal(2)	8,992	8,448
Credit facility – undrawn	5,000	5,000
Total liquidity resources	$13,992	$13,448

(1)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(2)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 60% and 50% at March 31, 2024 and December 31, 2023, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

Total liquidity resources increased $544 million during the three months ended March 31, 2024, primarily reflecting $3.0 billion of proceeds from the 2024 Notes and cash flows from other operating activities, partially offset by payments of 2023 year-end incentive awards, repayment of borrowings of $1.0 billion, cash dividend payments of $795 million, and share repurchases of $634 million.

A significant portion of the Company’s $8.4 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. During the three months ended March 31, 2024, the Company repurchased 0.5 million common shares under the Company’s existing share repurchase program for approximately $375 million. At March 31, 2024, there were approximately 5.3 million shares still authorized to be repurchased under the program.

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

At both March 31, 2024 and December 31, 2023, the Company was required to maintain approximately $1.8 billion in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2024 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility with a March 2028 maturity date, which is available for working capital and general corporate purposes (the “2024 credit facility”). In March 2024, the 2024 credit facility was amended to, among other things, (1) permit the proposed acquisition of GIP and the transactions contemplated in connection with the GIP Transaction, (2) add BlackRock Funding, Inc., a Delaware corporation and currently a wholly owned subsidiary of BlackRock (“BlackRock Funding”), as a borrower under the existing credit agreement, (3) add BlackRock Funding as a guarantor of the payment and performance of the obligations, liabilities and indebtedness of BlackRock and certain of its other subsidiaries and (4) update the sustainability-linked pricing mechanics to allow metrics to be set following the consummation of the GIP Transaction. The 2024 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2024 credit facility from $5 billion as of March 31, 2024, to an aggregate principal amount of up to $6 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2024 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at March 31, 2024. At March 31, 2024, the Company had no amount outstanding under the 2024 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2024 credit facility. At March 31, 2024, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. In January 2024, BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, entered into a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $32 million based on the GBP/USD foreign exchange rate at March 31, 2024) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At March 31, 2024, there was no amount outstanding under the Subsidiary Credit Facility.

Long-Term Borrowings

2024 Notes. In March 2024, BlackRock Funding issued $3.0 billion in aggregate principal amount of senior unsecured and unsubordinated notes. These notes were issued as three separate series of senior debt securities including $500 million of 4.70% notes maturing on March 14, 2029 (the "2029 Notes"), $1.0 billion of 5.00% notes maturing on March 14, 2034 (the "2034 Notes") and $1.5 billion of 5.25% notes maturing on March 14, 2054 (the "2054 Notes") (collectively, the "2024 Notes"). Net proceeds are intended to be used to fund a portion of the cash consideration for the GIP Transaction, which is expected to close in third quarter of 2024. Interest on the 2024 Notes of approximately $152 million per year is payable semi-annually on March 14 and September 14 of each year, beginning September 14, 2024. The 2024 Notes are fully and unconditionally guaranteed (the “Guarantee”) on a senior unsecured basis by BlackRock. The 2024 Notes and the Guarantee rank equally in right of payment with all of BlackRock Funding and BlackRock’s other unsubordinated indebtedness, respectively. The 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of BlackRock Funding at the redemption prices set forth in the applicable series of 2024 Notes. In addition, if the GIP Transaction is not consummated, BlackRock Funding will be required to redeem all outstanding 2029 Notes and 2034 Notes (the “Special Mandatory Redemption”) at a Special Mandatory Redemption price equal to 101% of the aggregate principal amount of the applicable series of 2024 Notes, plus accrued and unpaid interest, if any, to, but excluding, the Special Mandatory Redemption date. Upon completion of a Special Mandatory Redemption, either (a) BlackRock may assume the obligations of BlackRock Funding under the 2054 Notes or (b) BlackRock Funding may merge with and into BlackRock as a result of which transaction the separate legal existence of BlackRock Funding would cease, and, in either case, BlackRock Funding will be released under the indenture governing the 2054 Notes and BlackRock will be released from the note guarantees, but will instead become the primary (and sole) obligor under the 2054 Notes and the related indenture provisions. In the event of a Special Mandatory Redemption, the proceeds of the 2054 Notes will be used for general corporate purposes, which may include repayment of outstanding indebtedness.

At March 31, 2024, the principal amount of long-term notes outstanding was $10.0 billion. See Note 14, Borrowings, in the 2023 Form 10-K for more information on overall borrowings outstanding as of December 31, 2023.

During the three months ended March 31, 2024, the Company paid approximately $51 million of interest on long-term notes. Future principal repayments and interest requirements at March 31, 2024 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2024	$—	$235	$235
2025(1)	756	345	1,101
2026	—	335	335
2027	700	324	1,024
2028	—	313	313
2029	1,500	285	1,785
Thereafter	7,000	2,467	9,467
Total	$9,956	$4,304	$14,260

(1)
The amounts related to the 2025 Notes are calculated using the EUR/USD foreign exchange rate as of March 31, 2024.

In March 2024, the Company fully repaid $1.0 billion of 3.50% Notes at maturity.

Supplemental Guarantor Information

BlackRock Funding is a recently formed, wholly owned direct subsidiary of BlackRock formed in connection with the GIP Transaction, which is expected to close in third quarter of 2024. BlackRock Funding is the issuer of the previously described 2024 Notes, which are fully and unconditionally guaranteed on a senior unsecured basis by BlackRock. The 2024 Notes and the Guarantee rank equally in right of payment with all of BlackRock Funding and BlackRock’s other unsubordinated indebtedness, respectively. No other subsidiary of BlackRock or BlackRock Funding guarantees the 2024 Notes. The Guarantee will be automatically and unconditionally released and discharged, and BlackRock will be released from all obligations under the indenture in its capacity as guarantor, in certain circumstances as described in the indenture governing the 2024 Notes. See Note 13, Borrowings, in the notes to the condensed consolidated financial statements for further information on the 2024 Notes.

As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, BlackRock has excluded summarized financial information for BlackRock Funding in this Quarterly Report on Form 10-Q because the combined assets, liabilities, and results of operations of BlackRock Funding are not materially different than the corresponding amounts in BlackRock’s condensed consolidated financial statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

Commitments and Contingencies

Investment Commitments. At March 31, 2024, the Company had $781 million of various capital commitments to fund sponsored investment products, including CIPs. These products include various illiquid alternative products, including private equity funds and real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. These estimates, judgments and assumptions are affected by the Company’s application of accounting policies. Management considers the following accounting policies and estimates critical to understanding the condensed consolidated financial statements. These policies and estimates are considered critical because they had a material impact, or are reasonably likely to have a material impact on the Company’s condensed consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. For a summary of these and additional accounting policies, see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements. In addition, see Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2023 Form 10-K for further information.

Consolidation. The Company consolidates entities in which the Company has a controlling financial interest. The company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert absolute control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities' economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as on-going redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of March 31, 2024, the Company was deemed to be the PB of approximately 100 VIEs. See Note 5, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

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

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition. The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At both March 31, 2024 and December 31, 2023, the Company had $1.8 billion of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees and other third parties. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 15, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three months ended March 31, 2024 and 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At March 31, 2024, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred cash compensation plans or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures to hedge market and interest rate exposure with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding futures related to its seed capital hedging program with an aggregate notional value of approximately $1.8 billion at both March 31, 2024 and December 31, 2023.

At March 31, 2024, approximately $6.5 billion of BlackRock’s investments were held in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred cash compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $4.4 billion. See Statement of Financial Condition Overview-Investments in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk. At March 31, 2024, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1.9 billion of the Company’s total economic investment exposure. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical exposure to a 10% adverse change in market prices would result in a decrease of approximately $187 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At March 31, 2024, the Company was exposed to interest rate and credit spread risk as a result of approximately $2.5 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical exposure to an adverse 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $43 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily based in the British pound and euro, was approximately $1.1 billion at March 31, 2024. A hypothetical exposure to a 10% adverse change in the applicable foreign exchange rates would result in approximately a $108 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At March 31, 2024, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.7 billion with expiration dates in April 2024. In addition, the Company entered into futures to hedge economically the exposure to market movements on certain deferred cash compensation plans. At March 31, 2024, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $205 million and with expiration dates during the second quarter of 2024.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 14, Commitments and Contingencies, in the notes to the condensed consolidated financial statements of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks discussed in BlackRock's Annual Report on Form 10-K for the year ended December 31, 2023 could materially affect our business, financial condition, operating results and nonoperating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2024 through January 31, 2024	494,177	$784.67	167,451	5,565,164
February 1, 2024 through February 29, 2024	277,023	$796.37	277,009	5,288,155
March 1, 2024 through March 31, 2024	31,039	$820.67	26,838	5,261,317
Total	802,239	$790.10	471,298

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

Item 6. Exhibits

Exhibit No.	Description

4.1(1)	Indenture, dated March 14, 2024, among BlackRock Funding, Inc., BlackRock, Inc. and The Bank of New York Mellon, as trustee.

4.2(1)	First Supplemental Indenture, dated March 14, 2024, among BlackRock Funding, Inc., BlackRock, Inc. and The Bank of New York Mellon, as trustee.

4.3(1)	Form of Note for the 4.700% Notes due 2029 (included in Exhibit 4.2).

4.4(1)	Form of Note for the 5.000% Notes due 2034 (included in Exhibit 4.2).

4.5(1)	Form of Note for the 5.250% Notes due 2054 (included in Exhibit 4.2).

10.1(2)

Amendment No. 14, dated as of March 12, 2024, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein.

22.1(3)	Subsidiary Issuer of Guaranteed Securities.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Incorporated by reference to BlackRock’s Current Report on Form 8-K filed on March 14, 2024.
(2)
Incorporated by reference to BlackRock's Current Report on Form 8-K filed on March 15, 2024.
(3)
Incorporated by reference to BlackRock's Registration Statement on Form S-3 (Registration No. 333-278583) filed on April 9, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Martin S. Small
Date: May 7, 2024		Martin S. Small
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)