Form 10-Q
period 2024-06-30
BlackRock Inc.
filed 2024-08-06
CIK 1364742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, there were 148,128,478 shares of the registrant’s common stock outstanding.

BlackRock, Inc.

Index to Form 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Signatures	73

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BlackRock, Inc.

Condensed Consolidated Statements of Financial Condition

(unaudited)

	June 30,	December 31,
(in millions, except shares and per share data)	2024	2023
Assets
Cash and cash equivalents(1)	$10,228	$8,736
Accounts receivable	3,987	3,916
Investments(1)	10,216	9,740
Separate account assets	54,423	56,098
Separate account collateral held under securities lending agreements	5,030	4,558
Property and equipment (net of accumulated depreciation and amortization of $1,550 and $1,439 at June 30, 2024 and December 31, 2023, respectively)	1,052	1,112
Intangible assets (net of accumulated amortization of $629 and $618 at June 30, 2024 and December 31, 2023, respectively)	18,217	18,258
Goodwill	15,653	15,524
Operating lease right-of-use assets	1,459	1,421
Other assets(1)	5,006	3,848
Total assets	$125,271	$123,211
Liabilities
Accrued compensation and benefits	$1,456	$2,393
Accounts payable and accrued liabilities	1,351	1,240
Borrowings	9,857	7,918
Separate account liabilities	54,423	56,098
Separate account collateral liabilities under securities lending agreements	5,030	4,558
Deferred income tax liabilities	3,405	3,506
Operating lease liabilities	1,821	1,784
Other liabilities(1)	5,689	4,474
Total liabilities	83,032	81,971
Commitments and contingencies (Note 14)
Temporary equity
Redeemable noncontrolling interests	1,968	1,740
Permanent equity
BlackRock, Inc. stockholders’ equity
Common stock, $0.01 par value;	2	2

Shares authorized: 500,000,000 at June 30, 2024 and December 31, 2023;
   Shares issued: 172,075,373 at June 30, 2024 and December 31, 2023;
   Shares outstanding: 148,190,459 and 148,500,074 at June 30, 2024 and
      December 31, 2023, respectively

Additional paid-in capital	19,771	19,833
Retained earnings	33,858	32,343
Accumulated other comprehensive loss	(978)	(840)
Treasury stock, common, at cost (23,884,914 and 23,575,299 shares held at June 30, 2024 and December 31, 2023, respectively)	(12,551)	(11,991)
Total BlackRock, Inc. stockholders’ equity	40,102	39,347
Nonredeemable noncontrolling interests	169	153
Total permanent equity	40,271	39,500
Total liabilities, temporary equity and permanent equity	$125,271	$123,211

(1)
At June 30, 2024, cash and cash equivalents, investments, other assets and other liabilities include $185 million, $5.5 billion, $117 million, and $2.3 billion, respectively, related to consolidated variable interest entities (“VIEs”). At December 31, 2023, cash and cash equivalents, investments, other assets and other liabilities include $234 million, $5.0 billion, $83 million, and $2.2 billion, respectively, related to consolidated VIEs.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenue
Investment advisory, administration fees and securities lending revenue:
Related parties	$2,935	$2,689	$5,782	$5,300
Other third parties	940	922	1,871	1,813
Total investment advisory, administration fees and securities lending revenue	3,875	3,611	7,653	7,113
Investment advisory performance fees	164	118	368	173
Technology services revenue	395	359	772	699
Distribution fees	318	319	628	638
Advisory and other revenue	53	56	112	83
Total revenue	4,805	4,463	9,533	8,706
Expense
Employee compensation and benefits	1,503	1,429	3,083	2,856
Sales, asset and account expense:
Distribution and servicing costs	539	518	1,057	1,023
Direct fund expense	358	344	696	659
Sub-advisory and other	32	27	64	53
Total sales, asset and account expense	929	889	1,817	1,735
General and administration expense	534	493	1,063	988
Amortization of intangible assets	39	37	77	74
Total expense	3,005	2,848	6,040	5,653
Operating income	1,800	1,615	3,493	3,053
Nonoperating income (expense)
Net gain (loss) on investments	162	231	333	320
Interest and dividend income	178	89	319	175
Interest expense	(126)	(69)	(218)	(128)
Total nonoperating income (expense)	214	251	434	367
Income before income taxes	2,014	1,866	3,927	3,420
Income tax expense	477	443	767	828
Net income	1,537	1,423	3,160	2,592
Less:
Net income (loss) attributable to noncontrolling interests	42	57	92	69
Net income attributable to BlackRock, Inc.	$1,495	$1,366	$3,068	$2,523
Earnings per share attributable to BlackRock, Inc. common stockholders:
Basic	$10.07	$9.13	$20.65	$16.85
Diluted	$9.99	$9.06	$20.47	$16.70
Weighted-average common shares outstanding:
Basic	148.4	149.6	148.6	149.8
Diluted	149.7	150.7	149.9	151.0

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net income	$1,537	$1,423	$3,160	$2,592
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(45)	95	(138)	221
Comprehensive income (loss)	1,492	1,518	3,022	2,813
Less: Comprehensive income (loss) attributable to noncontrolling interests	42	57	92	69
Comprehensive income attributable to BlackRock, Inc.	$1,450	$1,461	$2,930	$2,744

(1)
Amounts for the three months ended June 30, 2024 and 2023 include a gain from a net investment hedge of $4 million (net of tax expense of $1 million) and a loss from a net investment hedge of $2 million (net of tax benefit of $1 million), respectively. Amounts for the six months ended June 30, 2024 and 2023 include a gain from a net investment hedge of $18 million (net of tax expense of $5 million) and a loss from a net investment hedge of $13 million (net of tax benefit of $4 million), respectively.

See accompanying notes to condensed consolidated financial statements.

BlackRock, Inc.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

For the Six Months Ended June 30, 2024

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
December 31, 2023	$19,835	$32,343	$(840)	$(11,991)	$39,347	$153	$39,500	$1,740
Net income	—	3,068	—	—	3,068	(7)	3,061	99
Dividends declared ($10.20 per share)	—	(1,553)	—	—	(1,553)	—	(1,553)	—
Stock-based compensation	355	—	—	—	355	—	355	—
Issuance of common shares related to employee stock transactions	(417)	—	—	593	176	—	176	—
Employee tax withholdings related to employee stock transactions	—	—	—	(278)	(278)	—	(278)	—
Shares repurchased	—	—	—	(875)	(875)	—	(875)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	23	23	932
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(803)
Other comprehensive income (loss)	—	—	(138)	—	(138)	—	(138)	—
June 30, 2024	$19,773	$33,858	$(978)	$(12,551)	$40,102	$169	$40,271	$1,968

(1)
Amounts include $2 million of common stock at both June 30, 2024 and December 31, 2023.

For the Three Months Ended June 30, 2024

(in millions)	Additional Paid-in Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Common	Total BlackRock Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Equity	Redeemable Noncontrolling Interests / Temporary Equity
March 31, 2024	$19,619	$33,121	$(933)	$(12,082)	$39,725	$170	$39,895	$1,850
Net income	—	1,495	—	—	1,495	—	1,495	42
Dividends declared ($5.10 per share)	—	(758)	—	—	(758)	—	(758)	—
Stock-based compensation	179	—	—	—	179	—	179	—
Issuance of common shares related to employee stock transactions	(25)	—	—	50	25	—	25	—
Employee tax withholdings related to employee stock transactions	—	—	—	(19)	(19)	—	(19)	—
Shares repurchased	—	—	—	(500)	(500)	—	(500)	—
Subscriptions (redemptions/distributions) — noncontrolling interest holders	—	—	—	—	—	(1)	(1)	526
Net consolidations (deconsolidations) of sponsored investment funds	—	—	—	—	—	—	—	(450)
Other comprehensive income (loss)	—	—	(45)	—	(45)	—	(45)	—
June 30, 2024	$19,773	$33,858	$(978)	$(12,551)	$40,102	$169	$40,271	$1,968

(1)
Amounts include $2 million of common stock at both June 30, 2024 and March 31, 2024.

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

BlackRock, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(in millions)	2024	2023
Operating activities
Net income	$3,160	$2,592
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	219	208
Noncash lease expense	64	77
Stock-based compensation	355	323
Deferred income tax expense (benefit)	(80)	58
Other investment (gains)	(59)	—
Net (gains) losses within CIPs	(170)	(167)
Net (purchases) proceeds within CIPs	(1,452)	(947)
(Earnings) losses from equity method investees	(92)	(191)
Distributions of earnings from equity method investees	26	18
Changes in operating assets and liabilities:
Accounts receivable	(100)	(472)
Investments, trading	(40)	12
Other assets	(1,064)	(2,337)
Accrued compensation and benefits	(948)	(875)
Accounts payable and accrued liabilities	96	(110)
Other liabilities	1,042	2,402
Net cash provided by/(used in) operating activities	957	591
Investing activities
Purchases of investments	(517)	(584)
Proceeds from sales and maturities of investments	520	179
Distributions of capital from equity method investees	317	17
Net consolidations (deconsolidations) of sponsored investment funds	(34)	27
Acquisition, net of cash acquired	(74)	—
Purchases of property and equipment	(71)	(142)
Net cash provided by/(used in) investing activities	141	(503)
Financing activities
Repayments of long-term borrowings	(1,000)	—
Proceeds from long-term borrowings	2,979	1,238
Cash dividends paid	(1,553)	(1,544)
Proceeds from stock options exercised	163	27
Repurchases of common stock	(1,153)	(1,104)
Net proceeds from (repayments of) borrowings by CIPs	72	(23)
Net subscriptions received/(redemptions/distributions paid) from noncontrolling interest holders	955	640
Other financing activities	(9)	12
Net cash provided by/(used in) financing activities	454	(754)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(60)	84
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,492	(582)
Cash, cash equivalents and restricted cash, beginning of period	8,753	7,433
Cash, cash equivalents and restricted cash, end of period	$10,245	$6,851
Supplemental schedule of noncash investing and financing transactions:
Issuance of common stock	$417	$524
Increase (decrease) in noncontrolling interests due to net consolidation (deconsolidation) of sponsored investment funds	$(803)	$(62)

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

2. Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its controlled subsidiaries. Noncontrolling interests (“NCI”) on the condensed consolidated statements of financial condition represent the portion of consolidated sponsored investment products (“CIPs”) and a consolidated affiliate in which the Company does not have direct equity ownership. Intercompany balances and transactions have been eliminated upon consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

Certain financial information that normally is included in annual financial statements, including certain financial statement footnotes, is not required for interim reporting purposes and has been condensed or omitted herein. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024 (“2023 Form 10-K”).

The interim financial information at June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

In situations where the Company obtains the legal title to collateral under these securities lending arrangements, the Company records an asset on the condensed consolidated statements of financial condition in addition to an equal collateral liability for the obligation to return the collateral. Additionally, in situations where the Company obtains a first ranking priority security interest in the collateral, the Company does not have the ability to pledge or resell the collateral and therefore does not record the collateral on the condensed consolidated statements of financial condition. At June 30, 2024 and December 31, 2023, the fair value of loaned securities held by separate accounts was approximately $9.5 billion and $9.3 billion, respectively, and the fair value of the collateral under these securities lending agreements was approximately $10.2 billion and $10.1 billion, respectively, of which approximately $5.0 billion as of June 30, 2024 and $4.6 billion as of December 31, 2023 was recognized on the condensed consolidated statements of financial condition. During the six months ended June 30, 2024 and 2023, the Company had not resold or repledged any of the collateral obtained under these arrangements. The securities lending revenue earned from lending securities held by the separate accounts is included in investment advisory, administration fees and securities lending revenue on the condensed consolidated statements of income.

3. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated statements of financial condition to the cash, cash equivalents, and restricted cash reported within the condensed consolidated statements of cash flows.

	June 30,	December 31,
(in millions)	2024	2023
Cash and cash equivalents	$10,228	$8,736
Restricted cash included in other assets	17	17
Total cash, cash equivalents and restricted cash	$10,245	$8,753

4. Investments

A summary of the carrying value of total investments is as follows:

	June 30,	December 31,
(in millions)	2024	2023
Debt securities:
Trading securities (including $1,868 and $1,829 held by CIPs at June 30, 2024 and December 31, 2023, respectively)	$1,951	$1,871
Held-to-maturity investments	582	617
Total debt securities	2,533	2,488
Equity securities at FVTNI (including $2,120 and $1,429 held by CIPs at June 30, 2024 and December 31, 2023, respectively)(1)	2,310	1,585
Equity method investments:
Equity method investments(2)	2,498	2,515
Investments related to deferred cash compensation plans(1)	171	241
Total equity method investments	2,669	2,756
Loans held by CIPs	238	205
Federal Reserve Bank stock(3)	92	92
Carried interest(4)	1,917	1,975
Other investments(5)	457	639
Total investments	$10,216	$9,740

(1)
Amounts include investments held to economically hedge the impact of market valuation changes on certain deferred cash compensation plans of $171 million and $12 million included within equity method investments and equity securities at fair value recorded through net income ("FVTNI"), respectively, as of June 30, 2024. Amounts as of December 31, 2023 were $241 million and $14 million, respectively, and $9 million in other investments.
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

Held-to-Maturity Investments

Held-to-maturity investments included certain investments in BlackRock sponsored CLOs. The amortized cost (carrying value) of these investments approximated fair value (primarily a Level 2 input). At June 30, 2024, $10 million of these investments mature in less than one year, $300 million of these investments mature between five to ten years and $272 million of these investments mature after ten years.

Trading Debt Securities and Equity Securities at FVTNI

A summary of the cost and carrying value of trading debt securities and equity securities at FVTNI is as follows:

	June 30, 2024		December 31, 2023
(in millions)	Cost	Carrying Value	Cost	Carrying Value
Trading debt securities:
Corporate debt	$919	$926	$1,225	$1,218
Government debt	676	666	501	489
Asset/mortgage-backed debt	373	359	185	164
Total trading debt securities	$1,968	$1,951	$1,911	$1,871
Equity securities at FVTNI:
Equity securities/mutual funds	$1,974	$2,310	$1,520	$1,585

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

The following table presents the balances related to these CIPs accounted for as VIEs and VREs that were recorded on the condensed consolidated statements of financial condition, including BlackRock’s net interest in these products:

	June 30, 2024			December 31, 2023
(in millions)	VIEs	VREs	Total	VIEs	VREs	Total
Cash and cash equivalents(1)	$185	$41	$226	$234	$54	$288
Investments:
Trading debt securities	1,449	419	1,868	1,423	406	1,829
Equity securities at FVTNI	1,640	480	2,120	1,059	370	1,429
Loans	238	—	238	195	10	205
Other investments	349	40	389	427	171	598
Carried interest	1,855	—	1,855	1,916	—	1,916
Total investments	5,531	939	6,470	5,020	957	5,977
Other assets	117	20	137	83	39	122
Other liabilities(2)	(2,287)	(70)	(2,357)	(2,233)	(108)	(2,341)
Noncontrolling interest - CIPs	(1,911)	(163)	(2,074)	(1,625)	(226)	(1,851)
BlackRock's net interest in CIPs	$1,635	$767	$2,402	$1,479	$716	$2,195

(1)
The Company generally cannot readily access cash and cash equivalents held by CIPs to use in its operating activities.
(2)
At both June 30, 2024 and December 31, 2023, other liabilities of VIEs primarily include deferred carried interest liabilities and borrowings of a consolidated CLO.

BlackRock’s total exposure to CIPs represents the value of its economic interest in these CIPs. Valuation changes associated with financial instruments held at fair value by these CIPs are reflected in nonoperating income (expense) and partially offset in net income (loss) attributable to NCI for the portion not attributable to BlackRock.

Net gain (loss) related to consolidated VIEs is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Nonoperating net gain (loss) on consolidated VIEs	$66	$80	$137	$139

Net income (loss) attributable to NCI on consolidated VIEs	$46	$61	$85	$73

6. Variable Interest Entities

Nonconsolidated VIEs. At June 30, 2024 and December 31, 2023, the Company’s carrying value of assets and liabilities included on the condensed consolidated statements of financial condition pertaining to nonconsolidated VIEs and its maximum risk of loss related to VIEs for which it held a variable interest, but for which it was not the primary beneficiary, was as follows:

		Advisory Fee	Other Net Assets	Maximum
(in millions)	Investments	Receivables	(Liabilities)	Risk of Loss(1)
June 30, 2024
Sponsored investment products	$2,261	$149	$(9)	$2,427
December 31, 2023
Sponsored investment products	$2,377	$116	$(11)	$2,510

(1)
At both June 30, 2024 and December 31, 2023, BlackRock’s maximum risk of loss associated with these VIEs primarily related to BlackRock’s investments and the collection of receivables.

The net assets of sponsored investment products that are nonconsolidated VIEs approximated $43 billion and $39 billion at June 30, 2024 and December 31, 2023, respectively.

7. Fair Value Disclosures

Fair Value Hierarchy

Assets and liabilities measured at fair value on a recurring basis

June 30, 2024 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	June 30, 2024
Assets:
Investments
Debt securities:
Trading securities	$—	$1,869	$82	$—	$—	$1,951
Held-to-maturity investments	—	—	—	—	582	582
Total debt securities	—	1,869	82	—	582	2,533
Equity securities at FVTNI:
Equity securities/mutual funds	2,310	—	—	—	—	2,310
Equity method:
Equity, fixed income, and multi-asset mutual funds	249	117	—	—	—	366
Hedge funds/funds of hedge funds/other	—	—	—	595	—	595
Private equity funds	—	—	—	1,096	—	1,096
Real assets funds	—	—	—	441	—	441
Investments related to deferred cash compensation plans	—	—	—	171	—	171
Total equity method	249	117	—	2,303	—	2,669
Loans held by CIPs	—	13	225	—	—	238
Federal Reserve Bank Stock	—	—	—	—	92	92
Carried interest	—	—	—	—	1,917	1,917
Other investments	29	—	—	250	178	457
Total investments	2,588	1,999	307	2,553	2,769	10,216
Other assets(3)	147	1	150	—	—	298
Separate account assets	33,898	20,146	—	—	379	54,423
Separate account collateral held under securities lending agreements:
Equity securities	1,523	—	—	—	—	1,523
Debt securities	—	3,507	—	—	—	3,507
Total separate account collateral held under securities lending agreements	1,523	3,507	—	—	—	5,030
Total	$38,156	$25,653	$457	$2,553	$3,148	$69,967
Liabilities:
Separate account collateral liabilities under securities lending agreements	$1,523	$3,507	$—	$—	$—	$5,030
Other liabilities(4)	—	18	298	—	—	316
Total	$1,523	$3,525	$298	$—	$—	$5,346

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

December 31, 2023 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(1)	Other(2)	December 31, 2023
Assets:
Investments
Debt securities:
Trading securities	$—	$1,829	$42	$—	$—	$1,871
Held-to-maturity investments	—	—	—	—	617	617
Total debt securities	—	1,829	42	—	617	2,488
Equity securities at FVTNI:
Equity securities/mutual funds	1,585	—	—	—	—	1,585
Equity method:
Equity, fixed income, and multi-asset mutual funds	246	—	—	—	—	246
Hedge funds/funds of hedge funds/other	—	—	—	588	—	588
Private equity funds	—	—	—	1,264	—	1,264
Real assets funds	—	—	—	417	—	417
Investments related to deferred cash compensation plans	—	—	—	241	—	241
Total equity method	246	—	—	2,510	—	2,756
Loans held by CIPs	—	30	175	—	—	205
Federal Reserve Bank Stock	—	—	—	—	92	92
Carried interest	—	—	—	—	1,975	1,975
Other investments	15	—	—	467	157	639
Total investments	1,846	1,859	217	2,977	2,841	9,740
Other assets(3)	117	19	120	—	—	256
Separate account assets	34,621	20,810	—	—	667	56,098
Separate account collateral held under securities lending agreements:
Equity securities	1,686	—	—	—	—	1,686
Debt securities	—	2,872	—	—	—	2,872
Total separate account collateral held under securities lending agreements	1,686	2,872	—	—	—	4,558
Total	$38,270	$25,560	$337	$2,977	$3,508	$70,652
Liabilities:
Separate account collateral liabilities under securities lending agreements	$1,686	$2,872	$—	$—	$—	$4,558
Other liabilities(4)	—	17	279	—	—	296
Total	$1,686	$2,889	$279	$—	$—	$4,854

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

Level 3 Assets. Level 3 assets predominantly include investments in nonconsolidated CLOs, loans of consolidated CIPs, and corporate minority private debt investments. Investments in CLOs and loans were valued based on single-broker nonbinding quotes or quotes from pricing services which use significant unobservable inputs. BlackRock's corporate minority private debt investments were primarily valued using the income approach by discounting the expected cash flows to a single present value. For investments utilizing a discounted cashflow valuation technique, an increase (decrease) in the discount rate or risk premium in isolation could have resulted in a significantly lower (higher) fair value measurement as of June 30, 2024 and December 31, 2023.

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

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2024

(in millions)	March 31, 2024	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2024	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$48	$5	$29	$—	$—	$—	$—	$82	$5
Total debt securities	48	5	29	—	—	—	—	82	5
Loans	525	(2)	33	(337)	—	6	—	225	(2)
Total investments	573	3	62	(337)	—	6	—	307	3
Other assets	138	—	12	—	—	—	—	150	—
Total assets	$711	$3	$74	$(337)	$—	$6	$—	$457	$3
Liabilities:
Other liabilities	$258	$(3)	$—	$—	$37	$—	$—	$298	$(3)

(1)
Issuances and other settlements amount includes a contingent liability in connection with the acquisition of the remaining equity interest in SpiderRock Advisors ("SRA") in May 2024 (the "SpiderRock Transaction"), partially offset by repayments of borrowings of a consolidated CLO.
(2)
Earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2024

(in millions)	December 31, 2023	Realized and Unrealized Gains (Losses)	Purchases	Sales and Maturities	Issuances and Other Settlements(1)	Transfers into Level 3	Transfers out of Level 3	June 30, 2024	Total Net Unrealized Gains (Losses) Included in Earnings(2)
Assets:
Investments:
Debt securities:
Trading	$42	$4	$36	$—	$—	$—	$—	$82	$4
Total debt securities	42	4	36	—	—	—	—	82	4
Loans	175	—	398	(354)	—	9	(3)	225	—
Total investments	217	4	434	(354)	—	9	(3)	307	4
Other assets	120	(7)	37	—	—	—	—	150	(7)
Total assets	$337	$(3)	$471	$(354)	$—	$9	$(3)	$457	$(3)
Liabilities:
Other liabilities	$279	$3	$—	$—	$22	$—	$—	$298	$3

(1)
Issuances and other settlements amount includes a contingent liability in connection with the SpiderRock Transaction partially offset by repayments of borrowings of a consolidated CLO.
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

Disclosures of Fair Value for Financial Instruments Not Held at Fair Value. At June 30, 2024 and December 31, 2023, the fair value of the Company’s financial instruments not held at fair value are categorized in the table below:

	June 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Financial Assets(1):
Cash and cash equivalents	$10,228	$10,228	$8,736	$8,736	Level 1	(2)(3)
Other assets	$80	$80	$80	$80	Level 1	(2)(4)

Financial Liabilities:
Long-term borrowings	$9,857	$9,215	$7,918	$7,413	Level 2	(5)

(1)
See Note 4, Investments, for further information on investments not held at fair value.
(2)
Cash and cash equivalents are carried at either cost or amortized cost, which approximates fair value due to their short-term maturities.
(3)
At June 30, 2024 and December 31, 2023, approximately $5.2 billion and $3.4 billion, respectively, of money market funds were recorded within cash and cash equivalents on the condensed consolidated statements of financial condition. Money market funds are valued based on quoted market prices, or $1.00 per share, which generally is the NAV of the fund.
(4)
At both June 30, 2024 and December 31, 2023, other assets included cash collateral of approximately $63 million. See Note 8, Derivatives and Hedging for further information on derivatives held by the Company. In addition, other assets included $17 million of restricted cash at both June 30, 2024 and December 31, 2023.
(5)
Long-term borrowings are recorded at amortized cost, net of debt issuance costs. The fair value of the long-term borrowings, including the current portion of long-term borrowings, is determined using market prices and the EUR/USD foreign exchange rate at the end of June 2024 and December 2023, respectively. See Note 13, Borrowings, for the fair value of each of the Company’s long-term borrowings.

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

June 30, 2024
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$595	$133	Daily/Monthly (11%) Quarterly (9%) N/R (80%)	1 – 90 days
Private equity funds	(b)	1,096	233	N/R	N/R
Real assets funds	(c)	441	236	Quarterly (8%) N/R (92%)	60 days
Investments related to deferred cash compensation plan	(d)	171	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	161	58	N/R	N/R
Private equity funds	(e)	6	19	N/R	N/R
Hedge funds/other	(a)	83	60	Quarterly (64%) N/R (36%)	90 days
Total		$2,553	$739

December 31, 2023
(in millions)	Ref	Fair Value	Total Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity method(1):
Hedge funds/funds of hedge funds/other	(a)	$588	$134	Daily/Monthly (4%) Quarterly (8%) N/R (88%)	1 – 90 days
Private equity funds	(b)	1,264	218	N/R	N/R
Real assets funds	(c)	417	210	Quarterly (10%) N/R (90%)	60 days
Investments related to deferred cash compensation plan	(d)	241	—	Monthly	1 – 90 days
Consolidated sponsored investment products:
Real assets funds	(c)	154	62	N/R	N/R
Private equity funds	(e)	145	37	N/R	N/R
Hedge funds/other	(a)	168	64	Quarterly (83%) N/R (17%)	90 days
Total		$2,977	$725

N/R – Not Redeemable

(1)
Comprised of equity method investments, which include investment companies that account for their financial assets and most financial liabilities under fair value measures; therefore, the Company’s investment in such equity method investees approximates fair value.
(a)
This category includes hedge funds, funds of hedge funds, and other funds that invest primarily in equities, fixed income securities, private credit, opportunistic and mortgage instruments and other third-party hedge funds. The fair values of the investments have been estimated using the NAV of the Company’s ownership interest in partners’ capital. The liquidation period for the investments in the funds that are not subject to redemption is unknown at both June 30, 2024 and December 31, 2023.
(b)
This category includes private equity funds that initially invest in nonmarketable securities of private companies, which ultimately may become public in the future. The fair values of these investments have been estimated using capital accounts representing the Company’s ownership interest in the funds and may also include other performance inputs. The Company’s investment in each fund is not subject to redemption and is normally returned through distributions as a result of the liquidation of the underlying assets of the private equity funds. The liquidation period for the investments in these funds is unknown at both June 30, 2024 and December 31, 2023.

(c)
This category includes several real assets funds that invest directly and indirectly in real estate or infrastructure. The fair values of the investments have been estimated using capital accounts representing the Company’s ownership interest in the funds. The Company’s investments that are not subject to redemption or are not currently redeemable are normally returned through distributions and realizations of the underlying assets of the funds. The liquidation period for the investments in the funds that are not subject to redemptions is unknown at both June 30, 2024 and December 31, 2023. The total remaining unfunded commitments were $294 million and $272 million at June 30, 2024 and December 31, 2023, respectively. The Company’s portion of the total remaining unfunded commitments was $267 million and $248 million at June 30, 2024 and December 31, 2023, respectively.
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

Fair Value Option

At June 30, 2024 and December 31, 2023, the Company elected the fair value option for certain investments in CLOs of approximately $75 million and $42 million, respectively, reported within investments.

In addition, the Company elected the fair value option for bank loans and borrowings of a consolidated CLO, recorded within investments and other liabilities, respectively. The following table summarizes the information related to these bank loans and borrowings at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(in millions)	2024	2023
CLO loans:
Aggregate principal amounts outstanding	$190	$203
Fair value	176	194
Aggregate unpaid principal balance in excess of (less than) fair value	$14	$9

CLO Borrowings:
Aggregate principal amounts outstanding	$175	$190
Fair value	$162	$180

At June 30, 2024, the principal amounts outstanding of the borrowings issued by the consolidated CLO mature in 2030, and may be repaid prior to maturity at any time.

During the three and six months ended June 30, 2024 and 2023, the net gains (losses) from the change in fair value of the bank loans and borrowings held by the consolidated CLO were not material and were recorded in net gain (loss) on the condensed consolidated statements of income. The change in fair value of the assets and liabilities included interest income and expense, respectively.

8. Derivatives and Hedging

The Company maintains a program to enter into exchange traded futures as a macro hedging strategy to hedge market price and interest rate exposures with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding exchange traded futures related to this macro hedging strategy with aggregate notional values of approximately $1.7 billion and $1.8 billion at June 30, 2024 and December 31, 2023, with expiration dates during the third and first quarter of 2024, respectively.

In addition, the Company enters into futures to economically hedge the exposure to market movements on certain deferred cash compensation plans. At June 30, 2024 and December 31, 2023, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $206 million and $204 million, with expiration dates during the third and first quarter of 2024, respectively.

Changes in the value of the futures contracts are recognized as gains or losses within nonoperating income (expense). Variation margin payments, which represent settlements of profit/loss, are generally received or made daily, and are reflected in other assets and other liabilities on the condensed consolidated statements of financial condition. These amounts were not material as of June 30, 2024 and December 31, 2023.

The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange movements. At June 30, 2024 and December 31, 2023, the Company had outstanding forward foreign currency exchange contracts with aggregate notional values of approximately $2.7 billion and $3.1 billion, with expiration dates in July 2024 and January 2024, respectively.

At both June 30, 2024 and December 31, 2023, the Company had a derivative providing credit protection with a notional amount of approximately $17 million to a counterparty, representing the Company’s maximum risk of loss with respect to the derivative. The Company carries the derivative at fair value based on the expected discounted future cash outflows under the arrangement.

The following table presents the fair values of derivative instruments recognized in the condensed consolidated statements of financial condition at June 30, 2024 and December 31, 2023:

	Assets			Liabilities
(in millions)	Statement of Financial Condition Classification	June 30, 2024	December 31, 2023	Statement of Financial Condition Classification	June 30, 2024	December 31, 2023
Derivative Instruments
Forward foreign currency exchange contracts	Other assets	$1	$19	Other liabilities	$7	$6

The following table presents realized and unrealized gains (losses) recognized in the condensed consolidated statements of income on derivative instruments:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Statement of Income	2024	2023	2024	2023
(in millions)	Classification	Gains (Losses)		Gains (Losses)
Derivative Instruments
Exchange traded futures(1)	Net gain (loss) on investments	$(3)	$(13)	$(35)	$(58)
Forward foreign currency exchange contracts	General and administration expense	9	55	4	95
Total gain (loss) from derivative instruments		$6	$42	$(31)	$37

(1)
Amounts for the three months ended June 30, 2024 and 2023 include $6 million and $21 million of losses on futures used in a macro hedging strategy of seed investments, respectively, and $3 million and $8 million of gains on futures used to economically hedge certain deferred cash compensation plans, respectively. Amounts for the six months ended June 30, 2024 and 2023 include $49 million and $76 million of losses on futures used in a macro hedging strategy of seed investments, respectively, and $14 million and $17 million of gains on futures used to economically hedge certain deferred cash compensation plans, respectively.

The Company's CIPs may utilize derivative instruments as a part of the funds' investment strategies. The change in fair value of such derivatives, which is recorded in nonoperating income (expense), was not material for the three and six months ended June 30, 2024 and 2023.

See Note 14, Borrowings, in the 2023 Form 10-K for more information on the Company’s net investment hedge.
9. Goodwill

Goodwill activity during the six months ended June 30, 2024 was as follows:

(in millions)
December 31, 2023	$15,524
Acquisition(1)	131
Other	(2)
June 30, 2024	$15,653

(1)
Amount represents goodwill in connection with the SpiderRock Transaction. This transaction expands on BlackRock’s minority investment in SRA made in 2021 and reinforces BlackRock’s commitment to personalized separately managed accounts.

10. Intangible Assets

The carrying amounts of identifiable intangible assets are summarized as follows:

(in millions)	Indefinite-lived	Finite-lived	Total
December 31, 2023	$17,578	$680	$18,258
Acquisition(1)	—	37	37
Amortization expense	—	(77)	(77)
Other	—	(1)	(1)
June 30, 2024	$17,578	$639	$18,217

(1)
In connection with the SpiderRock Transaction, the Company acquired approximately $29 million of finite-lived customer relationships and $8 million of finite-lived technology-related intangible assets with weighted-average estimated lives of approximately eleven and five years, respectively.

11. Leases

The following table presents components of lease cost included in general and administration expense on the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Lease cost:
Operating lease cost(1)	$46	$46	$91	$101
Variable lease cost(2)	13	9	27	20
Total lease cost	$59	$55	$118	$121

(1)
Amounts include short-term leases, which are immaterial for the three and six months ended June 30, 2024 and 2023.
(2)
Amounts include operating lease payments, which may be adjusted based on usage, changes in an index or market rate, as well as common area maintenance charges and other variable costs not included in the measurement of right-of-use (“ROU”) assets and operating lease liabilities.

Supplemental information related to operating leases is summarized below:

	Six Months Ended
	June 30,
(in millions)	2024	2023
Supplemental cash flow information:
Operating cash flows from operating leases included in the measurement of operating lease liabilities	$89	$69

Supplemental noncash information:
ROU assets in exchange for operating lease liabilities	$110	$15

	June 30,		December 31,
	2024		2023
Lease term and discount rate:
Weighted-average remaining lease term	15	years	15	years
Weighted-average discount rate	3%		3%

12. Other Assets

The Company records certain corporate minority investments, which exclude seed and co-investments in the Company's sponsored investment products, within other assets on the condensed consolidated statements of financial condition.

At both June 30, 2024 and December 31, 2023, the Company had $773 million of certain corporate minority equity method investments, recorded within other assets. BlackRock’s share of these investees’ underlying net income or loss is presented within nonoperating income (expense) beginning in the first quarter of 2024 and within advisory and other revenue in 2023. At June 30, 2024 and December 31, 2023, the Company's ownership interest in its minority investment in iCapital Network Inc. ("iCapital") was approximately 24%, and the carrying value of the Company's interest was $662 million and $641 million, respectively. In accordance with GAAP, certain equity method investees, including iCapital, do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

At June 30, 2024 and December 31, 2023, the Company had $562 million and $484 million, respectively, of other nonequity method corporate minority investments recorded within other assets. These investments include equity securities, generally measured at fair value or under the measurement alternative to fair value for nonmarketable securities, and corporate minority private debt investments measured at fair value. Changes in value of the equity securities are recorded in nonoperating income (expense) and changes in value of the debt securities are recorded in AOCI, net of tax. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements contained in the 2023 Form 10-K for further information.

13. Borrowings

Short-Term Borrowings

2024 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2024 credit facility”). In March 2024, the 2024 credit facility was amended to, among other things, (1) permit the proposed acquisition of Global Infrastructure Management, LLC (referred to herein as Global Infrastructure Partners (“GIP”) or the "GIP Transaction") and the transactions contemplated in connection with the GIP Transaction, (2) add BlackRock Funding, Inc., a Delaware corporation and currently a wholly owned subsidiary of BlackRock (“BlackRock Funding”), as a borrower under the existing credit agreement, (3) add BlackRock Funding as a guarantor of the payment and performance of the obligations, liabilities and indebtedness of BlackRock and certain of its other subsidiaries and (4) update the sustainability-linked pricing mechanics to allow metrics to be set following the consummation of the GIP Transaction. In May 2024, the 2024 credit facility was further amended to, among other things, (1) increase the aggregate commitment amount by $400 million to $5.4 billion and (2) extend the maturity date to March 2029 for lenders (other than one non-extending lender) pursuant to the Company’s option to request extensions of the maturity date available under the 2024 credit facility (with the commitment of the non-extending lender maturing in March 2028). The 2024 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2024 credit facility to an aggregate principal amount of up to $6.4 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2024 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2024. At June 30, 2024, the Company had no amount outstanding under the 2024 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2024 credit facility. At June 30, 2024, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. In January 2024, BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, entered into a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $32 million based on the GBP/USD foreign exchange rate at June 30, 2024) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At June 30, 2024, there was no amount outstanding under the Subsidiary Credit Facility.

Long-Term Borrowings

March 2024 Notes. In March 2024, BlackRock Funding issued $3.0 billion in aggregate principal amount of senior unsecured and unsubordinated notes. These notes were issued as three separate series of senior debt securities including $500 million of 4.70% notes maturing on March 14, 2029 (the "2029 Notes"), $1.0 billion of 5.00% notes maturing on March 14, 2034 (the "2034 Notes") and $1.5 billion of 5.25% notes maturing on March 14, 2054 (the "2054 Notes") (collectively, the "March 2024 Notes"). Net proceeds are intended to be used to fund a portion of the cash consideration for the GIP Transaction, which is expected to close in third quarter of 2024. Interest on the March 2024 Notes of approximately $152 million per year is payable semi-annually on March 14 and September 14 of each year, beginning September 14, 2024. The March 2024 Notes are fully and unconditionally guaranteed (the “March 2024 Notes Guarantee”) on a senior unsecured basis by BlackRock. The March 2024 Notes and the March 2024 Notes Guarantee rank equally in right of payment with all of BlackRock Funding and BlackRock’s other unsubordinated indebtedness, respectively. The March 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of BlackRock Funding at the redemption prices set forth in the applicable series of March 2024 Notes. In addition, if the GIP Transaction is not consummated, BlackRock Funding will be required to redeem all outstanding 2029 Notes and 2034 Notes (the “Special Mandatory Redemption”) at a Special Mandatory Redemption price equal to 101% of the aggregate principal amount of the applicable series of March 2024 Notes, plus accrued and unpaid interest, if any, to, but excluding, the Special Mandatory Redemption date. Upon completion of a Special Mandatory Redemption, either (a) BlackRock may assume the obligations of BlackRock Funding under the 2054 Notes or (b) BlackRock Funding may merge with and into BlackRock as a result of which transaction the separate legal existence of BlackRock Funding would cease, and, in either case, BlackRock Funding will be released under the indenture governing the 2054 Notes and BlackRock will be released from the March 2024 Notes Guarantees, but will instead become the primary (and sole) obligor under the 2054 Notes and the related indenture provisions. In the event of a Special Mandatory Redemption, the proceeds of the 2054 Notes will be used for general corporate purposes, which may include repayment of outstanding indebtedness.

The carrying value and fair value of long-term borrowings determined using market prices and EUR/USD foreign exchange rate at June 30, 2024 included the following:

(in millions)	Maturity Amount	Unamortized Discount and Debt Issuance Costs(1)	Carrying Value	Fair Value
1.25% Notes due 2025	$750	$-	$750	$735
3.20% Notes due 2027	700	(2)	698	672
3.25% Notes due 2029	1,000	(7)	993	931
4.70% Notes due 2029(2)	500	(4)	496	497
2.40% Notes due 2030	1,000	(3)	997	871
1.90% Notes due 2031	1,250	(7)	1,243	1,033
2.10% Notes due 2032	1,000	(12)	988	814
4.75% Notes due 2033	1,250	(18)	1,232	1,224
5.00% Notes due 2034(2)	1,000	(8)	992	989
5.25% Notes due 2054(2)	1,500	(32)	1,468	1,449
Total long-term borrowings	$9,950	$(93)	$9,857	$9,215

(1)
The unamortized discount and debt issuance costs are amortized over the term of the notes.
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

14. Commitments and Contingencies

Investment Commitments. At June 30, 2024, the Company had $770 million of various capital commitments to fund sponsored investment products, including CIPs. These products include private equity funds, real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

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

In connection with securities lending transactions, BlackRock has agreed to indemnify certain securities lending clients against potential loss resulting from a borrower’s failure to fulfill its obligations under the securities lending agreement should the value of the collateral pledged by the borrower at the time of default be insufficient to cover the borrower’s obligation under the securities lending agreement. The amount of securities on loan as of June 30, 2024 and subject to this type of indemnification was approximately $274 billion. In the Company’s capacity as lending agent, cash and securities totaling approximately $293 billion were held as collateral for indemnified securities on loan at June 30, 2024. The fair value of these indemnifications was not material at June 30, 2024.

15. Revenue

The table below presents detail of revenue for the three and six months ended June 30, 2024 and 2023 and includes the product mix of investment advisory, administration fees and securities lending revenue, and performance fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$539	$506	$1,055	$1,006
ETFs	1,250	1,102	2,440	2,180
Non-ETF index	190	197	377	374
Equity subtotal	1,979	1,805	3,872	3,560
Fixed income:
Active	481	482	965	950
ETFs	326	309	653	604
Non-ETF index	88	88	180	175
Fixed income subtotal	895	879	1,798	1,729
Multi-asset	313	300	627	596
Alternatives:
Illiquid alternatives	241	206	481	407
Liquid alternatives	141	146	279	291
Currency and commodities(1)	59	49	104	95
Alternatives subtotal	441	401	864	793
Long-term	3,628	3,385	7,161	6,678
Cash management	247	226	492	435
Total investment advisory, administration fees and securities lending revenue	3,875	3,611	7,653	7,113
Investment advisory performance fees:
Equity	28	15	36	21
Fixed income	5	—	9	1
Multi-asset	11	3	13	18
Alternatives:
Illiquid alternatives	68	79	193	100
Liquid alternatives	52	21	117	33
Alternatives subtotal	120	100	310	133
Total investment advisory performance fees	164	118	368	173
Technology services revenue	395	359	772	699
Distribution fees	318	319	628	638
Advisory and other revenue:
Advisory	11	31	24	45
Other	42	25	88	38
Total advisory and other revenue	53	56	112	83
Total revenue	$4,805	$4,463	$9,533	$8,706

(1)
Amounts include commodity ETFs.

The tables below present the investment advisory, administration fees and securities lending revenue by client type and investment style:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
By client type:
Retail	$1,053	$1,044	$2,094	$2,076
ETFs	1,635	1,460	3,202	2,878
Institutional:
Active	710	640	1,407	1,262
Index	230	241	458	462
Total institutional	940	881	1,865	1,724
Long-term	3,628	3,385	7,161	6,678
Cash management	247	226	492	435
Total	$3,875	$3,611	$7,653	$7,113

By investment style:
Active	$1,706	$1,635	$3,387	$3,241
Index and ETFs	1,922	1,750	3,774	3,437
Long-term	3,628	3,385	7,161	6,678
Cash management	247	226	492	435
Total	$3,875	$3,611	$7,653	$7,113

Investment Advisory and Administration Fees – Remaining Performance Obligation

The tables below present estimated investment advisory and administration fees expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2024 and 2023:

June 30, 2024

	Remainder of
(in millions)	2024	2025	2026	2027	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$100	$182	$163	$124	$50	$619

June 30, 2023

	Remainder of
(in millions)	2023	2024	2025	2026	Thereafter	Total
Investment advisory and administration fees:
Alternatives(1)(2)	$87	$131	$100	$84	$62	$464

(1)
Investment advisory and administration fees include management fees related to certain alternative products, which are based on contractual committed capital outstanding at June 30, 2024 and 2023. Actual management fees could be higher to the extent additional committed capital is raised. These fees are generally billed on a quarterly basis in arrears.
(2)
The Company elected the following practical expedients and therefore does not include amounts related to (a) performance obligations with an original duration of one year or less, and (b) variable consideration related to future service periods.

Change in Deferred Carried Interest Liability

The table below presents changes in the deferred carried interest liability, which is included in other liabilities on the condensed consolidated statements of financial condition, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Beginning balance	$1,814	$1,458	$1,783	$1,420
Net increase (decrease) in unrealized allocations	130	265	272	319
Performance fee revenue recognized	(58)	(72)	(169)	(88)
Ending balance	$1,886	$1,651	$1,886	$1,651

Technology Services Revenue – Remaining Performance Obligation

The tables below present estimated technology services revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligations at June 30, 2024 and 2023:

June 30, 2024

	Remainder of
(in millions)	2024	2025	2026	2027	Thereafter	Total
Technology services revenue(1)(2)	$78	$88	$64	$36	$35	$301

June 30, 2023

	Remainder of
(in millions)	2023	2024	2025	2026	Thereafter	Total
Technology services revenue(1)(2)	$69	$73	$46	$33	$25	$246

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

In addition to amounts disclosed in the tables above, certain technology services contracts require fixed minimum fees, which are billed on a monthly or quarterly basis in arrears. The Company recognizes such revenue as services are performed. As of June 30, 2024, the estimated fixed minimum fees for the remainder of the year approximated $560 million. The term for these contracts, which are either in their initial or renewal period, ranges from one to five years.

The table below presents changes in the technology services deferred revenue liability for the three and six months ended June 30, 2024 and 2023, which is included in other liabilities on the condensed consolidated statements of financial condition:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Beginning balance	$130	$120	$133	$125
Additions(1)	21	27	42	48
Revenue recognized that was included in the beginning balance	(31)	(25)	(55)	(51)
Ending balance	$120	$122	$120	$122

(1)
Amounts are net of revenue recognized.

16. Stock-Based Compensation

Prior to May 15, 2024, the Company maintained the BlackRock, Inc. Second Amended and Restated 1999 Stock Award and Incentive Plan. On May 15, 2024, the Company adopted, pursuant to shareholder approval, the BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan. Any awards granted on or after May 15, 2024 are granted pursuant to such plan.

Restricted Stock Units ("RSUs")

RSU activity for the six months ended June 30, 2024 is summarized below.

Outstanding at	RSUs	Weighted- Average Grant Date Fair Value
December 31, 2023	1,772,639	$757.49
Granted	848,476	$801.41
Converted	(720,401)	$758.94
Forfeited	(50,793)	$723.19
June 30, 2024	1,849,921	$778.00

In January 2024, the Company granted as part of the 2023 annual incentive compensation approximately 347,000 RSUs to employees that vest ratably over three years from the grant date and approximately 344,000 RSUs to employees that cliff vest 100% on January 31, 2027. In addition, during the first quarter of 2024, in connection with the GIP Transaction, the Company granted incentive retention awards of approximately 106,000 RSUs to certain employees that vest between two to five years from the grant date. The Company values RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The grant-date fair market value of RSUs granted to employees during the six months ended June 30, 2024 was $680 million.

At June 30, 2024, the intrinsic value of outstanding RSUs was $1.5 billion, reflecting a closing stock price of $787.32.

At June 30, 2024, total unrecognized stock-based compensation expense related to unvested RSUs was $766 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.7 years.

Performance-Based RSUs.

Performance-based RSU activity for the six months ended June 30, 2024 is summarized below.

Outstanding at	Performance- Based RSUs	Weighted- Average Grant Date Fair Value
December 31, 2023	456,384	$767.69
Granted	165,631	$798.83
Reduction of shares due to performance measures	(42,341)	$739.22
Converted	(115,631)	$739.22
June 30, 2024	464,043	$788.49

In January 2024, the Company granted 165,631 performance-based RSUs to certain employees that cliff vest 100% on January 31, 2027. These awards are amortized over a service period of three years. The number of shares distributed at vesting could be higher or lower than the original grant based on the level of attainment of predetermined Company performance measures. In January 2024, the Company reduced the number of original shares granted in 2021 by 42,341 RSUs based on the level of attainment of Company performance measures during the performance period.

The Company values performance-based RSUs at their grant-date fair value as measured by BlackRock’s common stock price. The total grant-date fair market value of performance-based RSUs granted (including impact due to performance measures) to employees during the six months ended June 30, 2024 was $101 million.

At June 30, 2024, the intrinsic value of outstanding performance-based RSUs was $365 million, reflecting a closing stock price of $787.32.

At June 30, 2024, total unrecognized stock-based compensation expense related to unvested performance-based awards was $168 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 1.7 years.

Stock Options

Stock option activity and ending balance for the six months ended June 30, 2024 is summarized below.

	2017 Performance-based Options		2023 Performance-based Options		2023 Time-based Options
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2023	1,549,080	$513.50	807,695	$673.58	326,391	$673.58
Exercised	(315,916)	$513.50	—	$—	—	$—
Forfeited	—	$—	(40,725)	$673.58	(26,705)	$673.58
Outstanding at June 30, 2024	1,233,164	$513.50	766,970	$673.58	299,686	$673.58

	Options Outstanding				Options Exercisable
Option Type	Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)	Exercise Prices	Options Exercisable	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in millions)
2017 Performance-based	$513.50	1,233,164	2.4	$338	$513.50	684,258	2.4	$187
2023 Performance-based	$673.58	766,970	7.9	87	$673.58	—	—	—
2023 Time-based	$673.58	299,686	7.9	34	$673.58	—	—	—
		2,299,820	5.0	$459		684,258	2.4	$187

At June 30, 2024, total unrecognized stock-based compensation expense related to unvested performance-based stock options was $131 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted-average period of 2.9 years.

Performance-Based Stock Options

In 2017, the Company awarded performance-based stock option grants to certain employees ("2017 Performance-based Options"). Vesting of 2017 Performance-based Options was contingent upon the achievement of obtaining 125% of BlackRock's grant-date stock price within five years from the grant date and the attainment of Company performance measures during the four-year performance period. Both hurdles have been achieved, and the first two tranches of the awards vested at the end of 2022 and 2023, respectively, with the final equal installment vesting at the end of 2024. Vested 2017 Performance-based Options are exercisable for up to nine years following the grant date. The awards are generally forfeited if the employee leaves the Company before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period. The aggregate intrinsic value of 2017 Performance-based Options exercised during the six months ended June 30, 2024 was $92 million.

On May 30, 2023, the Company awarded performance-based options to purchase 814,482 shares of BlackRock common stock to certain employees as long-term incentive compensation ("2023 Performance-based Options"). Vesting of 2023 Performance-based Options is contingent upon the achievement of obtaining 130% of grant-date stock price over 60 calendar days within four years from the grant date and attainment of Company performance measures during the three-year performance period. If both hurdles are achieved, the award will vest in three tranches of 25%, 25% and 50% in May of 2027, 2028 and 2029, respectively. Vested 2023 Performance-based Options are exercisable for up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date. The expense for each tranche is amortized over the respective requisite service period.

Time-Based Stock Options

On May 30, 2023, the Company awarded time-based stock options to purchase 326,391 shares of BlackRock common stock to certain employees as long-term incentive compensation ("2023 Time-based Options"). These awards will vest in three tranches of 25%, 25% and 50% in May 2027, 2028 and 2029, respectively. Vested 2023 Time-based Options can be exercised up to nine years following the grant date, and the awards are forfeited if the employee resigns before the respective vesting date.

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

At June 30, 2024, the Company was required to maintain approximately $1.9 billion in net capital in certain regulated subsidiaries, including BlackRock Institutional Trust Company, N.A. (a wholly owned subsidiary of the Company, which is chartered as a national bank whose powers are limited to trust and other fiduciary activities and which is subject to regulatory capital requirements administered by the US Office of the Comptroller of the Currency), entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

18. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in AOCI for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Beginning balance	$(933)	$(975)	$(840)	$(1,101)
Foreign currency translation adjustments(1)	(45)	95	(138)	221
Ending balance	$(978)	$(880)	$(978)	$(880)

(1)
Amounts for the three months ended June 30, 2024 and 2023 include a gain from a net investment hedge of $4 million (net of tax expense of $1 million) and a loss from a net investment hedge of $2 million (net of tax benefit of $1 million), respectively. Amounts for the six months ended June 30, 2024 and 2023 include a gain from a net investment hedge of $18 million (net of tax expense of $5 million) and a loss from a net investment hedge of $13 million (net of tax benefit of $4 million), respectively.

19. Capital Stock

Share Repurchases. During the six months ended June 30, 2024, the Company repurchased 1.1 million common shares under the Company’s existing share repurchase program for approximately $875 million. At June 30, 2024, there were approximately 4.6 million shares still authorized to be repurchased under the program. The timing and actual number of shares repurchased will depend on a variety of factors, including legal limitations, price and market conditions.

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

The table below presents a rollforward of the Company's restructuring liability for the three and six months ended June 30, 2024, and 2023 which is included in other liabilities on the condensed consolidated statements of financial condition.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Beginning liability	$14	$24	$47	$58
Cash payments	(12)	(19)	(45)	(53)
Ending liability	$2	$5	$2	$5

21. Income Taxes

Income tax expense for the six months ended June 30, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. In addition, for the six months ended June 30, 2024 income tax expense included $37 million of discrete tax benefits primarily related to stock-based compensation awards that vested in 2024.

Income tax expense for the six months ended June 30, 2023 included $40 million of discrete tax benefits primarily related to stock-based compensation awards that vested in the first quarter of 2023, offset by a $38 million discrete tax expense related to the resolution of certain outstanding tax matters.

22. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2024 and 2023 under the treasury stock method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except shares and per share data)	2024	2023	2024	2023
Net income attributable to BlackRock, Inc.	$1,495	$1,366	$3,068	$2,523
Basic weighted-average shares outstanding	148,442,950	149,604,642	148,566,061	149,756,151
Dilutive effect of:
Nonparticipating RSUs	794,413	764,079	869,374	885,861
Stock options	420,526	370,492	456,100	401,751
Total diluted weighted-average shares outstanding	149,657,889	150,739,213	149,891,535	151,043,763
Basic earnings per share	$10.07	$9.13	$20.65	$16.85
Diluted earnings per share	$9.99	$9.06	$20.47	$16.70

For the three and six months ended June 30, 2024, 409,298 and 372,282 shares, primarily related to stock options, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. For the three and six months ended June 30, 2023, 116,559 and 60,850 shares, primarily related to stock options, respectively, were excluded from the calculation of diluted EPS because to include them would have an anti-dilutive effect. Certain performance-based RSUs and options were excluded from diluted EPS calculation because the designated contingencies were not met for the three and six months ended June 30, 2024 and 2023, respectively.

23. Segment Information

The Company’s management directs BlackRock’s operations as one business, the asset management business. The Company utilizes a consolidated approach to assess performance and allocate resources. As such, the Company operates in one business segment.

The following table illustrates total revenue for the three and six months ended June 30, 2024 and 2023 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the customer resides, or affiliated services are provided.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Revenue
Americas	$3,215	$2,982	$6,353	$5,813
Europe	1,364	1,291	2,767	2,515
Asia-Pacific	226	190	413	378
Total revenue	$4,805	$4,463	$9,533	$8,706

See Note 15, Revenue, for further information on the Company’s sources of revenue.

The following table illustrates long-lived assets that consist of goodwill and property and equipment at June 30, 2024 and December 31, 2023 by geographic region. These amounts are aggregated on a legal entity basis and do not necessarily reflect where the asset is physically located.

	June 30,	December 31,
(in millions)	2024	2023
Long-lived Assets
Americas	$15,215	$15,017
Europe	1,396	1,521
Asia-Pacific	94	98
Total long-lived assets	$16,705	$16,636

Americas is primarily comprised of the US, Latin America and Canada. Europe is primarily comprised of the UK, the Netherlands, Switzerland, France, Ireland and Luxembourg. Asia-Pacific is primarily comprised of Hong Kong, Australia, Japan and Singapore.

24. Subsequent Events

In January 2024, BlackRock announced that it had entered into a definitive agreement to acquire 100% of the business and assets of GIP, a leading independent infrastructure fund manager, for $3 billion in cash and approximately 12 million shares of BlackRock common stock. Approximately 30% of the total consideration, all in stock, will be deferred and will be issued subject to the satisfaction of certain post-closing events. The Company believes the combination of GIP with BlackRock’s complementary infrastructure offerings will create a broad global infrastructure franchise with differentiated origination and asset management capabilities. The GIP Transaction is expected to close around the end of the third quarter of 2024 subject to regulatory approvals and other customary closing conditions.

In June 2024, BlackRock announced that it had entered into a definitive agreement to acquire 100% of the business and assets of Preqin, a leading independent provider of private markets data, for £2.55 billion (or approximately $3.2 billion based on the GBP/USD foreign exchange rate at June 30, 2024) in cash (the "Preqin Transaction"). The Company believes bringing together Preqin's data and research tools with the complementary workflows of Aladdin and eFront in a unified platform will create a preeminent private markets technology and data provider. The Preqin Transaction is expected to close before year-end 2024, subject to regulatory approvals and other customary closing conditions.

In July 2024, BlackRock Funding issued $2.5 billion in aggregate principal amount of senior unsecured and unsubordinated notes. These notes were issued as three separate series of senior debt securities including $800 million of 4.60% notes maturing on July 26, 2027 (the "2027 Notes"), $500 million of 4.90% notes maturing on January 8, 2035 (the "2035 Notes") and $1.2 billion of 5.35% notes maturing on January 8, 2055 (the "2055 Notes") (collectively, the "July 2024 Notes"). Net proceeds are intended to be used to fund a portion of the cash consideration for the Preqin Transaction. Interest on the 2027 Notes of approximately $37 million per year is payable semi-annually on January 26 and July 26 of each year, beginning January 26, 2025. Interest on the 2035 Notes and 2055 Notes of approximately $25 million and $64 million per year, respectively, is payable semi-annually on January 8 and July 8 of each year, beginning January 8, 2025. The July 2024 Notes are fully and unconditionally guaranteed (the “July 2024 Notes Guarantee”) on a senior unsecured basis by BlackRock. The July 2024 Notes and the July 2024 Notes Guarantee rank equally in right of payment with all of BlackRock Funding and BlackRock’s other unsubordinated indebtedness, respectively. The July 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of BlackRock Funding at the redemption prices set forth in the applicable series of July 2024 Notes. In addition, if the Preqin Transaction is not consummated, BlackRock Funding will be required to redeem all outstanding 2027 Notes (the “Special Mandatory Redemption”) at a Special Mandatory Redemption price equal to 101% of the aggregate principal amount of the 2027 Notes, plus accrued and unpaid interest, if any, to, but excluding, the Special Mandatory Redemption date.

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

BlackRock cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time and may contain information that is not purely historical in nature. Such information may include, among other things, projections and forecasts. There is no guarantee that any forecasts made will come to pass. Forward-looking statements speak only as of the date they are made, and BlackRock assumes no duty to and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

BlackRock has previously disclosed risk factors in its Securities and Exchange Commission reports. These risk factors and those identified elsewhere in this report, among others, could cause actual results to differ materially from forward-looking statements or historical performance and include: (1) the introduction, withdrawal, success and timing of business initiatives and strategies; (2) changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets, which could result in changes in demand for products or services or in the value of AUM; (3) the relative and absolute investment performance of BlackRock’s investment products; (4) BlackRock’s ability to develop new products and services that address client preferences; (5) the impact of increased competition; (6) the impact of future acquisitions or divestitures, including the acquisitions of Preqin ("Preqin" or the "Preqin Transaction") and Global Infrastructure Management, LLC ("GIP" or the "GIP Transaction" and together with the Preqin Transaction, the "Transactions"); (7) BlackRock’s ability to integrate acquired businesses successfully, including the Transactions; (8) risks related to the Transactions, including the possibility that the Transactions do not close, the failure to satisfy the closing conditions, the possibility that expected synergies and value creation from either of the Transactions will not be realized, or will not be realized within the expected time period, and impacts to business and operational relationships related to disruptions from the Transactions; (9) the unfavorable resolution of legal proceedings; (10) the extent and timing of any share repurchases; (11) the impact, extent and timing of technological changes and the adequacy of intellectual property, data, information and cybersecurity protection; (12) the failure to effectively manage the development and use of artificial intelligence; (13) attempts to circumvent BlackRock’s operational control environment or the potential for human error in connection with BlackRock’s operational systems; (14) the impact of legislative and regulatory actions and reforms, regulatory, supervisory or enforcement actions of government agencies and governmental scrutiny relating to BlackRock; (15) changes in law and policy and uncertainty pending any such changes; (16) any failure to effectively manage conflicts of interest; (17) damage to BlackRock’s reputation; (18) increasing focus from stakeholders regarding environmental, social and governance matters; (19) geopolitical unrest, terrorist activities, civil or international hostilities, and other events outside BlackRock’s control, including wars, natural disasters and health crises, which may adversely affect the general economy, domestic and local financial and capital markets, specific industries or BlackRock; (20) climate-related risks to BlackRock's business, products, operations and clients; (21) the ability to attract, train and retain highly qualified and diverse professionals; (22) fluctuations in the carrying value of BlackRock’s economic investments; (23) the impact of changes to tax legislation, including income, payroll and transaction taxes, and taxation on products, which could affect the value proposition to clients and, generally, the tax position of the Company; (24) BlackRock’s success in negotiating distribution arrangements and maintaining distribution channels for its products; (25) the failure by key third-party providers of BlackRock to fulfill their obligations to the Company; (26) operational, technological and regulatory risks associated with BlackRock’s major technology partnerships; (27) any disruption to the operations of third parties whose functions are integral to BlackRock’s exchange-traded fund (“ETF”) platform; (28) the impact of BlackRock electing to provide support to its products from time to time and any potential liabilities related to securities lending or other indemnification obligations; and (29) the impact of problems, instability or failure of other financial institutions or the failure or negative performance of products offered by other financial institutions.

OVERVIEW

BlackRock, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “BlackRock” or the “Company”) is a leading publicly traded investment management firm with $10.6 trillion of AUM at June 30, 2024. With approximately 19,300 employees in more than 30 countries, BlackRock provides a broad range of investment management and technology services to institutional and retail clients in more than 100 countries across the globe.

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

Acquisitions

In January 2024, BlackRock announced that it had entered into a definitive agreement to acquire 100% of the business and assets of GIP, a leading independent infrastructure fund manager, for $3 billion in cash and approximately 12 million shares of BlackRock common stock. Approximately 30% of the total consideration, all in stock, will be deferred and will be issued subject to the satisfaction of certain post-closing events. The Company believes the combination of GIP with BlackRock’s complementary infrastructure offerings will create a broad global infrastructure franchise with differentiated origination and asset management capabilities. The GIP Transaction is expected to close around the end of the third quarter of 2024 subject to regulatory approvals and other customary closing conditions.

In May 2024, BlackRock completed the acquisition of the remaining equity interest in SpiderRock Advisors (“SRA”), a leading provider of customized option overlay strategies in the United States (“US”) wealth market (the "SpiderRock Transaction"). This transaction expands on BlackRock’s minority investment in SRA made in 2021 and reinforces BlackRock’s commitment to personalized separately managed accounts.

In June 2024, BlackRock announced that it had entered into a definitive agreement to acquire 100% of the business and assets of Preqin, a leading independent provider of private markets data, for £2.55 billion (or approximately $3.2 billion based on the GBP/USD foreign exchange rate at June 30, 2024) in cash. The Company believes bringing together Preqin's data and research tools with the complementary workflows of Aladdin and eFront in a unified platform will create a preeminent private markets technology and data provider. The Preqin Transaction is expected to close before year-end 2024, subject to regulatory approvals and other customary closing conditions.

EXECUTIVE SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2024	2023	2024	2023
GAAP basis(1):
Total revenue	$4,805	$4,463	$9,533	$8,706
Total expense	3,005	2,848	6,040	5,653
Operating income	$1,800	$1,615	$3,493	$3,053
Operating margin	37.5%	36.2%	36.6%	35.1%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	172	194	342	298
Income tax expense	477	443	767	828
Net income attributable to BlackRock	$1,495	$1,366	$3,068	$2,523
Diluted earnings per common share	$9.99	$9.06	$20.47	$16.70
Effective tax rate	24.2%	24.5%	20.0%	24.7%
As adjusted(2):
Operating income	$1,881	$1,675	$3,656	$3,186
Operating margin	44.1%	42.5%	43.1%	41.5%
Nonoperating income (expense), less net income (loss) attributable to noncontrolling interests	$165	$178	$304	$265
Net income attributable to BlackRock	$1,550	$1,399	$3,023	$2,599
Diluted earnings per common share	$10.36	$9.28	$20.17	$17.21
Effective tax rate	24.2%	24.5%	23.7%	24.7%
Other:
Assets under management (end of period)	$10,645,721	$9,425,212	$10,645,721	$9,425,212
Diluted weighted-average common shares outstanding	149.7	150.7	149.9	151.0
Shares outstanding (end of period)	148.2	149.4	148.2	149.4
Book value per share(3)	$270.61	$255.79	$270.61	$255.79
Cash dividends declared and paid per share	$5.10	$5.00	$10.20	$10.00

(1)
Accounting principles generally accepted in the US (“GAAP”).
(2)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(3)
Total BlackRock stockholders’ equity divided by total shares outstanding at June 30 of the respective period-end.

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

GAAP. Operating income of $1.8 billion increased $185 million and operating margin of 37.5% increased 130 bps from the three months ended June 30, 2023. Increases in operating income and operating margin reflected higher investment advisory and administration fees (collectively "base fees"), driven by positive organic base fee growth, the impact of higher markets on average AUM, and higher performance fees and technology services revenue, partially offset by higher expenses, reflecting higher employee compensation and benefits expense, general and administration expense, and higher sales, asset and account expense.

Nonoperating income (expense) less net income (loss) attributable to noncontrolling interests (“NCI”) decreased $22 million from the three months ended June 30, 2023, driven primarily by lower mark-to-market gains on the revaluation of private equity co-investments and higher interest expense, partially offset by higher interest and dividend income, mark-to-market revaluation of un-hedged seed capital investments, and higher mark-to-market gains on certain minority investments. In addition, amount for the three months ended June 30, 2024 included a $19 million pre-tax gain in connection with the SpiderRock Transaction.

Earnings per diluted common share increased $0.93, or 10%, from the three months ended June 30, 2023, primarily reflecting higher operating income in the current quarter.

As Adjusted. Operating income of $1.9 billion increased $206 million and operating margin of 44.1% increased 160 bps from the three months ended June 30, 2023. Earnings per diluted common share increased $1.08, or 12%, from the three months ended June 30, 2023, primarily reflecting higher operating income.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

GAAP. Operating income of $3.5 billion increased $440 million and operating margin of 36.6% increased 150 bps from the six months ended June 30, 2023. Increases in operating income and operating margin reflected higher base fees, driven by organic base fee growth, the impact of higher markets on average AUM, and higher performance fees and technology services revenue, partially offset by higher expenses, reflecting higher employee compensation and benefits expense, sales, asset and account expense, and general and administration expense.

Nonoperating income (expense) less net income (loss) attributable to NCI increased $44 million from the six months ended June 30, 2023, driven primarily by higher interest and dividend income, mark-to-market revaluation of un-hedged seed capital investments, and higher mark-to-market gains on certain minority investments, partially offset by lower mark-to-market gains on the revaluation of private equity co-investments and higher interest expense.

Income tax expense for the six months ended June 30, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the intellectual property reorganization.

Earnings per diluted common share increased $3.77 or 23%, from the six months ended June 30, 2023, primarily reflecting higher operating and nonoperating income and a lower effective tax rate.

As Adjusted. Operating income of $3.7 billion increased $470 million and operating margin of 43.1% increased 160 bps from the six months ended June 30, 2023. Earnings per diluted common share increased $2.96, or 17%, from the six months ended June 30, 2023, reflecting higher operating and nonoperating income and a lower effective tax rate. Income tax expense, as adjusted, for the six months ended June 30, 2024 excluded the $137 million of benefit described above.

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

Computations and reconciliations for all periods are derived from the condensed consolidated statements of income as follows:

(1) Operating income, as adjusted, and operating margin, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Operating income, GAAP basis	$1,800	$1,615	$3,493	$3,053
Non-GAAP expense adjustments:
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans (a)	9	12	36	32
Amortization of intangible assets (b)	39	37	77	74
Acquisition-related compensation costs (b)	19	4	21	9
Acquisition-related transaction costs (b)(1)	13	3	35	3
Contingent consideration fair value adjustments (b)	1	1	(6)	1
Lease costs - New York (c)	—	3	—	14
Operating income, as adjusted	$1,881	$1,675	$3,656	$3,186
Revenue, GAAP basis	$4,805	$4,463	$9,533	$8,706
Non-GAAP adjustments:
Distribution fees	(318)	(319)	(628)	(638)
Investment advisory fees	(221)	(199)	(429)	(385)
Revenue used for operating margin measurement	$4,266	$3,945	$8,476	$7,683
Operating margin, GAAP basis	37.5%	36.2%	36.6%	35.1%
Operating margin, as adjusted	44.1%	42.5%	43.1%	41.5%

(1)
Amount included within general and administration expense.

(2) Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Nonoperating income (expense), GAAP basis	$214	$251	$434	$367
Less: Net income (loss) attributable to NCI	42	57	92	69
Nonoperating income (expense), net of NCI	172	194	342	298
Less: Hedge gain (loss) on deferred cash compensation plans (a)	7	16	38	33
Nonoperating income (expense), less net income (loss) attributable to NCI, as adjusted	$165	$178	$304	$265

(3) Net income attributable to BlackRock, Inc., as adjusted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income attributable to BlackRock, Inc., GAAP basis	$1,495	$1,366	$3,068	$2,523
Non-GAAP adjustments(1):
Net impact of hedged deferred cash compensation plans (a)	2	(3)	(1)	(1)
Amortization of intangible assets (b)	29	28	57	56
Acquisition-related compensation costs (b)	13	3	15	7
Acquisition-related transaction costs (b)	10	2	25	2
Contingent consideration fair value adjustments (b)	1	1	(4)	1
Lease costs - New York (c)	—	2	—	11
Income tax matters	—	—	(137)	—
Net income attributable to BlackRock, Inc., as adjusted	$1,550	$1,399	$3,023	$2,599
Diluted weighted-average common shares outstanding	149.7	150.7	149.9	151.0
Diluted earnings per common share, GAAP basis	$9.99	$9.06	$20.47	$16.70
Diluted earnings per common share, as adjusted	$10.36	$9.28	$20.17	$17.21

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

•
Operating income, as adjusted, includes the following non-GAAP expense adjustments:
(a)
Compensation expense related to appreciation (depreciation) on deferred cash compensation plans. The Company excludes compensation expense related to the market valuation changes on certain deferred cash compensation plans, which the Company hedges economically. For these deferred cash compensation plans, the final value of the deferred amount to be distributed to employees in cash upon vesting is determined based on the returns on specified investment funds. The Company recognizes compensation expense for the appreciation (depreciation) of the deferred cash compensation liability in proportion to the vested amount of the award during a respective period, while the net gain (loss) to economically hedge these plans is immediately recognized in nonoperating income (expense), which creates a timing difference impacting net income. This timing difference will reverse and offset to zero over the life of the award at the end of the multi-year vesting period. Management believes excluding market valuation changes related to the deferred cash compensation plans in the calculation of operating income, as adjusted, provides useful disclosure to both management and investors of the Company’s financial performance over time as these amounts are economically hedged, while also increasing comparability with other companies.
(b)
Acquisition related costs. Acquisition related costs include adjustments related to amortization of intangible assets, other acquisition-related costs, including professional services expense and compensation costs for nonrecurring retention-related deferred compensation, and contingent consideration fair value adjustments incurred in connection with certain acquisitions. Management believes excluding the impact of these expenses when calculating operating income, as adjusted, provides a helpful indication of the Company’s financial performance over time, thereby providing helpful information for both management and investors while also increasing comparability with other companies.
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

For each period presented, the non-GAAP adjustments were tax effected at the respective blended rates applicable to the adjustments. Amounts for income tax matters in 2024 include a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the intellectual property reorganization.

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

AUM and Net Inflows (Outflows) by Client Type and Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2024	2024	2023	2023	2024	2024	2024
Retail	$992,152	$973,985	$929,697	$903,630	$5,695	$12,855	$311
ETFs	3,855,774	3,745,642	3,499,299	3,215,932	83,141	150,382	266,624
Institutional:
Active	1,968,232	1,961,376	1,912,673	1,812,719	(2,059)	12,626	18,806
Index	3,051,521	3,045,715	2,902,489	2,782,790	(35,411)	(48,084)	(107,902)
Institutional subtotal	5,019,753	5,007,091	4,815,162	4,595,509	(37,470)	(35,458)	(89,096)
Long-term	9,867,679	9,726,718	9,244,158	8,715,071	51,366	127,779	177,839
Cash management	778,042	745,782	764,837	710,141	30,199	10,975	59,130
Total	$10,645,721	$10,472,500	$10,008,995	$9,425,212	$81,565	$138,754	$236,969

AUM and Net Inflows (Outflows) by Investment Style and Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2024	2024	2023	2023	2024	2024	2024
Active	$2,703,506	$2,691,933	$2,621,178	$2,516,396	$(3,606)	$11,288	$(2,214)
Index and ETFs	7,164,173	7,034,785	6,622,980	6,198,675	54,972	116,491	180,053
Long-term	9,867,679	9,726,718	9,244,158	8,715,071	51,366	127,779	177,839
Cash management	778,042	745,782	764,837	710,141	30,199	10,975	59,130
Total	$10,645,721	$10,472,500	$10,008,995	$9,425,212	$81,565	$138,754	$236,969

AUM and Net Inflows (Outflows) by Product Type
	AUM				Net inflows (outflows)
	June 30,	March 31,	December 31,	June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Twelve Months Ended June 30,
(in millions)	2024	2024	2023	2023	2024	2024	2024
Equity	$5,827,135	$5,717,852	$5,293,344	$4,961,344	$6,438	$24,859	$24,477
Fixed income	2,815,884	2,805,745	2,804,026	2,668,851	35,409	77,144	122,535
Multi-asset	921,412	906,597	870,804	811,927	4,460	9,557	21,303
Alternatives:
Illiquid alternatives	137,868	137,254	136,909	127,678	1,987	3,200	9,384
Liquid alternatives	75,483	75,365	74,233	78,056	(1,009)	(2,923)	(9,684)
Currency and commodities(1)	89,897	83,905	64,842	67,215	4,081	15,942	9,824
Alternatives subtotal	303,248	296,524	275,984	272,949	5,059	16,219	9,524
Long-term	9,867,679	9,726,718	9,244,158	8,715,071	51,366	127,779	177,839
Cash management	778,042	745,782	764,837	710,141	30,199	10,975	59,130
Total	$10,645,721	$10,472,500	$10,008,995	$9,425,212	$81,565	$138,754	$236,969

(1)
Amounts include commodity ETFs.

Component Changes in AUM for the Three Months Ended June 30, 2024

The following table presents the component changes in AUM by client type and product type for the three months ended June 30, 2024.

	March 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2024	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Retail:
Equity	$471,438	$6,089	$4,074	$9,206	$(380)	$490,427	$475,607
Fixed income	315,004	1,932	—	(669)	(2,635)	313,632	313,550
Multi-asset	146,182	(1,443)	—	3,123	(143)	147,719	145,525
Alternatives	41,361	(883)	—	(68)	(36)	40,374	40,847
Retail subtotal	973,985	5,695	4,074	11,592	(3,194)	992,152	975,529
ETFs:
Equity	2,752,776	44,453	—	37,009	(3,970)	2,830,268	2,749,800
Fixed income	904,755	34,488	—	(7,060)	(966)	931,217	910,137
Multi-asset	9,043	86	—	107	(32)	9,204	9,006
Alternatives	79,068	4,114	—	1,913	(10)	85,085	82,768
ETFs subtotal	3,745,642	83,141	—	31,969	(4,978)	3,855,774	3,751,711
Institutional:
Active:
Equity	203,042	382	—	5,349	(596)	208,177	203,525
Fixed income	836,798	(10,133)	—	(437)	(2,512)	823,716	831,926
Multi-asset	748,017	5,889	—	8,389	(1,101)	761,194	746,394
Alternatives	173,519	1,803	—	(13)	(164)	175,145	173,709
Active subtotal	1,961,376	(2,059)	—	13,288	(4,373)	1,968,232	1,955,554
Index:
Equity	2,290,596	(44,486)	—	63,173	(11,020)	2,298,263	2,265,395
Fixed income	749,188	9,122	—	395	(11,386)	747,319	740,968
Multi-asset	3,355	(72)	—	32	(20)	3,295	3,647
Alternatives	2,576	25	—	65	(22)	2,644	2,677
Index subtotal	3,045,715	(35,411)	—	63,665	(22,448)	3,051,521	3,012,687
Institutional subtotal	5,007,091	(37,470)	—	76,953	(26,821)	5,019,753	4,968,241
Long-term	9,726,718	51,366	4,074	120,514	(34,993)	9,867,679	9,695,481
Cash management	745,782	30,199	—	2,513	(452)	778,042	762,370
Total	$10,472,500	$81,565	$4,074	$123,027	$(35,445)	$10,645,721	$10,457,851

(1)
Amounts include AUM attributable to the SpiderRock Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.

The following table presents the component changes in AUM by investment style and product type for the three months ended June 30, 2024.

	March 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2024	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Active:
Equity	$455,665	$(421)	$4,074	$8,160	$(960)	$466,518	$456,842
Fixed income	1,127,206	(8,543)	—	(948)	(5,137)	1,112,578	1,120,880
Multi-asset	894,186	4,440	—	11,515	(1,244)	908,897	891,905
Alternatives	214,876	918	—	(81)	(200)	215,513	214,554
Active subtotal	2,691,933	(3,606)	4,074	18,646	(7,541)	2,703,506	2,684,181
Index and ETFs:
ETFs:
Equity	2,752,776	44,453	—	37,009	(3,970)	2,830,268	2,749,800
Fixed income	904,755	34,488	—	(7,060)	(966)	931,217	910,137
Multi-asset	9,043	86	—	107	(32)	9,204	9,006
Alternatives	79,068	4,114	—	1,913	(10)	85,085	82,768
ETFs subtotal	3,745,642	83,141	—	31,969	(4,978)	3,855,774	3,751,711
Non-ETF index:
Equity	2,509,411	(37,594)	—	69,568	(11,036)	2,530,349	2,487,685
Fixed income	773,784	9,464	—	237	(11,396)	772,089	765,564
Multi-asset	3,368	(66)	—	29	(20)	3,311	3,661
Alternatives	2,580	27	—	65	(22)	2,650	2,679
Non-ETF index subtotal	3,289,143	(28,169)	—	69,899	(22,474)	3,308,399	3,259,589
Index & ETFs subtotal	7,034,785	54,972	—	101,868	(27,452)	7,164,173	7,011,300
Long-term	9,726,718	51,366	4,074	120,514	(34,993)	9,867,679	9,695,481
Cash management	745,782	30,199	—	2,513	(452)	778,042	762,370
Total	$10,472,500	$81,565	$4,074	$123,027	$(35,445)	$10,645,721	$10,457,851

The following table presents the component changes in AUM by product type for the three months ended June 30, 2024.

	March 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2024	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Equity	$5,717,852	$6,438	$4,074	$114,737	$(15,966)	$5,827,135	$5,694,327
Fixed income	2,805,745	35,409	—	(7,771)	(17,499)	2,815,884	2,796,581
Multi-asset	906,597	4,460	—	11,651	(1,296)	921,412	904,572
Alternatives:
Illiquid alternatives	137,254	1,987	—	(1,151)	(222)	137,868	137,285
Liquid alternatives	75,365	(1,009)	—	1,046	81	75,483	75,105
Currency and commodities(4)	83,905	4,081	—	2,002	(91)	89,897	87,611
Alternatives subtotal	296,524	5,059	—	1,897	(232)	303,248	300,001
Long-term	9,726,718	51,366	4,074	120,514	(34,993)	9,867,679	9,695,481
Cash management	745,782	30,199	—	2,513	(452)	778,042	762,370
Total	$10,472,500	$81,565	$4,074	$123,027	$(35,445)	$10,645,721	$10,457,851

(1)
Amounts include AUM attributable to the SpiderRock Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(4)
Amounts include commodity ETFs.

AUM increased $173 billion to $10.6 trillion at June 30, 2024 from $10.5 trillion at March 31, 2024, driven by net market appreciation and net inflows, partially offset by the negative impact of foreign exchange movements.

Long-term net inflows of $51 billion were comprised of net inflows of $83 billion and $6 billion from ETFs and retail, respectively, partially offset by net outflows of $37 billion from institutional clients. Net flows in long-term products are described below.

•
ETFs net inflows of $83 billion were led by fixed income and core equity ETFs, which saw $34 billion and $32 billion of net inflows, respectively.
•
Retail net inflows of $6 billion reflected net inflows into equity and fixed income.
•
Institutional active net outflows of $2 billion were impacted by an approximately $20 billion redemption from a single fixed income client.
•
Institutional index net outflows of $35 billion were concentrated in low-fee index equities, partially offset by fixed income net inflows.

Cash management AUM increased to $778 billion, driven by net inflows from US government, international, and prime money market funds.

Net market appreciation of $123 billion was primarily driven by global equity market appreciation.

AUM decreased $35 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the Japanese yen.

Component Changes in AUM for the Six Months Ended June 30, 2024

The following table presents the component changes in AUM by client type and product type for the six months ended June 30, 2024.

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Retail:
Equity	$435,734	$10,177	$4,074	$42,461	$(2,019)	$490,427	$461,772
Fixed income	312,799	4,799	—	(821)	(3,145)	313,632	313,187
Multi-asset	139,537	(599)	—	9,119	(338)	147,719	143,318
Alternatives	41,627	(1,522)	—	440	(171)	40,374	41,070
Retail subtotal	929,697	12,855	4,074	51,199	(5,673)	992,152	959,347
ETFs:
Equity	2,532,631	81,208	—	228,188	(11,759)	2,830,268	2,673,622
Fixed income	898,403	52,696	—	(15,775)	(4,107)	931,217	905,827
Multi-asset	9,140	(359)	—	522	(99)	9,204	8,938
Alternatives	59,125	16,837	—	9,194	(71)	85,085	73,982
ETFs subtotal	3,499,299	150,382	—	222,129	(16,036)	3,855,774	3,662,369
Institutional:
Active:
Equity	186,688	3,688	—	20,270	(2,469)	208,177	197,348
Fixed income	836,823	(4,839)	—	(1,515)	(6,753)	823,716	831,852
Multi-asset	717,182	12,177	—	38,069	(6,234)	761,194	734,758
Alternatives	171,980	1,600	—	2,739	(1,174)	175,145	173,057
Active subtotal	1,912,673	12,626	—	59,563	(16,630)	1,968,232	1,937,015
Index:
Equity	2,138,291	(70,214)	—	264,784	(34,598)	2,298,263	2,226,681
Fixed income	756,001	24,488	—	(3,457)	(29,713)	747,319	742,521
Multi-asset	4,945	(1,662)	—	76	(64)	3,295	4,005
Alternatives	3,252	(696)	—	136	(48)	2,644	2,880
Index subtotal	2,902,489	(48,084)	—	261,539	(64,423)	3,051,521	2,976,087
Institutional subtotal	4,815,162	(35,458)	—	321,102	(81,053)	5,019,753	4,913,102
Long-term	9,244,158	127,779	4,074	594,430	(102,762)	9,867,679	9,534,818
Cash management	764,837	10,975	—	4,992	(2,762)	778,042	760,551
Total	$10,008,995	$138,754	$4,074	$599,422	$(105,524)	$10,645,721	$10,295,369

(1)
Amounts include AUM attributable to the SpiderRock Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.

The following table presents the component changes in AUM by investment style and product type for the six months ended June 30, 2024.

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Active:
Equity	$427,448	$(1,009)	$4,074	$39,760	$(3,755)	$466,518	$445,825
Fixed income	1,123,422	649	—	(1,914)	(9,579)	1,112,578	1,120,116
Multi-asset	856,705	11,572	—	47,192	(6,572)	908,897	878,063
Alternatives	213,603	76	—	3,179	(1,345)	215,513	214,125
Active subtotal	2,621,178	11,288	4,074	88,217	(21,251)	2,703,506	2,658,129
Index and ETFs:
ETFs:
Equity	2,532,631	81,208	—	228,188	(11,759)	2,830,268	2,673,622
Fixed income	898,403	52,696	—	(15,775)	(4,107)	931,217	905,827
Multi-asset	9,140	(359)	—	522	(99)	9,204	8,938
Alternatives	59,125	16,837	—	9,194	(71)	85,085	73,982
ETFs subtotal	3,499,299	150,382	—	222,129	(16,036)	3,855,774	3,662,369
Non-ETF index:
Equity	2,333,265	(55,340)	—	287,755	(35,331)	2,530,349	2,439,976
Fixed income	782,201	23,799	—	(3,879)	(30,032)	772,089	767,444
Multi-asset	4,959	(1,656)	—	72	(64)	3,311	4,018
Alternatives	3,256	(694)	—	136	(48)	2,650	2,882
Non-ETF index subtotal	3,123,681	(33,891)	—	284,084	(65,475)	3,308,399	3,214,320
Index & ETFs subtotal	6,622,980	116,491	—	506,213	(81,511)	7,164,173	6,876,689
Long-term	9,244,158	127,779	4,074	594,430	(102,762)	9,867,679	9,534,818
Cash management	764,837	10,975	—	4,992	(2,762)	778,042	760,551
Total	$10,008,995	$138,754	$4,074	$599,422	$(105,524)	$10,645,721	$10,295,369

The following table presents the component changes in AUM by product type for the six months ended June 30, 2024.

	December 31,	Net inflows		Market	FX	June 30,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Equity	$5,293,344	$24,859	$4,074	$555,703	$(50,845)	$5,827,135	$5,559,423
Fixed income	2,804,026	77,144	—	(21,568)	(43,718)	2,815,884	2,793,387
Multi-asset	870,804	9,557	—	47,786	(6,735)	921,412	891,019
Alternatives:
Illiquid alternatives	136,909	3,200	—	(1,281)	(960)	137,868	136,909
Liquid alternatives	74,233	(2,923)	—	4,420	(247)	75,483	74,964
Currency and commodities(4)	64,842	15,942	—	9,370	(257)	89,897	79,116
Alternatives subtotal	275,984	16,219	—	12,509	(1,464)	303,248	290,989
Long-term	9,244,158	127,779	4,074	594,430	(102,762)	9,867,679	9,534,818
Cash management	764,837	10,975	—	4,992	(2,762)	778,042	760,551
Total	$10,008,995	$138,754	$4,074	$599,422	$(105,524)	$10,645,721	$10,295,369

(1)
Amounts include AUM attributable to the SpiderRock Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(4)
Amounts include commodity ETFs.

AUM increased $637 billion to $10.6 trillion at June 30, 2024 from $10.0 trillion at December 31, 2023, driven by net market appreciation and net inflows, partially offset by the negative impact of foreign exchange movements.

Long-term net inflows of $128 billion were comprised of net inflows of $150 billion and $13 billion from ETFs and retail, respectively, partially offset by net outflows of $35 billion from institutional clients. Net flows in long-term products are described below.

•
ETFs net inflows of $150 billion were led by core equity and fixed income ETFs, which saw $69 billion and $53 billion of net inflows, respectively, and $18 billion into BlackRock's Bitcoin exchange-traded product ("ETP").
•
Retail net inflows of $13 billion primarily reflected net inflows into equity and fixed income.
•
Institutional active net inflows of $13 billion were led by LifePath® targe-date strategies and outsourcing mandates and were impacted by the previously mentioned single client fixed income redemption.
•
Institutional index net outflows of $48 billion were concentrated in low-fee index equities, partially offset by fixed income net inflows with client asset allocation activity.

Cash management AUM increased to $778 billion, driven by net inflows from prime and international money market funds.

Net market appreciation of $599 billion was primarily driven by global equity market appreciation.

AUM decreased $106 billion due to the impact of foreign exchange movements, primarily due to the strengthening of the US dollar, largely against the Japanese yen and the euro.

Component Changes in AUM for the Twelve Months Ended June 30, 2024

The following table presents the component changes in AUM by client type and product type for the twelve months ended June 30, 2024.

	June 30,	Net inflows		Market	FX	June 30,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Retail:
Equity	$415,475	$8,992	$4,074	$63,294	$(1,408)	$490,427	$437,381
Fixed income	309,449	(2,454)	—	8,947	(2,310)	313,632	309,375
Multi-asset	133,546	(237)	—	14,671	(261)	147,719	138,005
Alternatives	45,160	(5,990)	—	1,311	(107)	40,374	42,135
Retail subtotal	903,630	311	4,074	88,223	(4,086)	992,152	926,896
ETFs:
Equity	2,309,054	158,646	—	371,082	(8,514)	2,830,268	2,504,113
Fixed income	837,759	96,399	—	(378)	(2,563)	931,217	875,036
Multi-asset	7,892	546	—	851	(85)	9,204	8,485
Alternatives	61,227	11,033	—	12,856	(31)	85,085	67,769
ETFs subtotal	3,215,932	266,624	—	384,411	(11,193)	3,855,774	3,455,403
Institutional:
Active:
Equity	178,057	509	—	31,362	(1,751)	208,177	186,986
Fixed income	807,167	(11,177)	—	32,711	(4,985)	823,716	812,784
Multi-asset	664,069	24,325	—	77,035	(4,235)	761,194	700,837
Alternatives	163,426	5,149	2,177	4,967	(574)	175,145	170,064
Active subtotal	1,812,719	18,806	2,177	146,075	(11,545)	1,968,232	1,870,671
Index:
Equity	2,058,758	(143,670)	—	407,810	(24,635)	2,298,263	2,126,429
Fixed income	714,476	39,767	—	16,379	(23,303)	747,319	725,884
Multi-asset	6,420	(3,331)	—	272	(66)	3,295	4,689
Alternatives	3,136	(668)	—	214	(38)	2,644	3,078
Index subtotal	2,782,790	(107,902)	—	424,675	(48,042)	3,051,521	2,860,080
Institutional subtotal	4,595,509	(89,096)	2,177	570,750	(59,587)	5,019,753	4,730,751
Long-term	8,715,071	177,839	6,251	1,043,384	(74,866)	9,867,679	9,113,050
Cash management	710,141	59,130	—	10,020	(1,249)	778,042	739,555
Total	$9,425,212	$236,969	$6,251	$1,053,404	$(76,115)	$10,645,721	$9,852,605

(1)
Amounts include AUM attributable to the SpiderRock Transaction and the acquisition of Kreos Capital in August 2023 (the "Kreos Transaction").
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.

The following table presents the component changes in AUM by investment style and product type for the twelve months ended June 30, 2024.

	June 30,	Net inflows		Market	FX	June 30,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Active:
Equity	$418,663	$(12,958)	$4,074	$59,442	$(2,703)	$466,518	$428,415
Fixed income	1,091,544	(12,492)	—	40,658	(7,132)	1,112,578	1,096,979
Multi-asset	797,605	24,079	—	91,709	(4,496)	908,897	838,830
Alternatives	208,584	(843)	2,177	6,276	(681)	215,513	212,197
Active subtotal	2,516,396	(2,214)	6,251	198,085	(15,012)	2,703,506	2,576,421
Index and ETFs:
ETFs:
Equity	2,309,054	158,646	—	371,082	(8,514)	2,830,268	2,504,113
Fixed income	837,759	96,399	—	(378)	(2,563)	931,217	875,036
Multi-asset	7,892	546	—	851	(85)	9,204	8,485
Alternatives	61,227	11,033	—	12,856	(31)	85,085	67,769
ETFs subtotal	3,215,932	266,624	—	384,411	(11,193)	3,855,774	3,455,403
Non-ETF index:
Equity	2,233,627	(121,211)	—	443,024	(25,091)	2,530,349	2,322,381
Fixed income	739,548	38,628	—	17,379	(23,466)	772,089	751,064
Multi-asset	6,430	(3,322)	—	269	(66)	3,311	4,701
Alternatives	3,138	(666)	—	216	(38)	2,650	3,080
Non-ETF index subtotal	2,982,743	(86,571)	—	460,888	(48,661)	3,308,399	3,081,226
Index & ETFs subtotal	6,198,675	180,053	—	845,299	(59,854)	7,164,173	6,536,629
Long-term	8,715,071	177,839	6,251	1,043,384	(74,866)	9,867,679	9,113,050
Cash management	710,141	59,130	—	10,020	(1,249)	778,042	739,555
Total	$9,425,212	$236,969	$6,251	$1,053,404	$(76,115)	$10,645,721	$9,852,605

The following table presents the component changes in AUM by product type for the twelve months ended June 30, 2024.

	June 30,	Net inflows		Market	FX	June 30,	Average
(in millions)	2023	(outflows)	Acquisition(1)	change	impact(2)	2024	AUM(3)
Equity	$4,961,344	$24,477	$4,074	$873,548	$(36,308)	$5,827,135	$5,254,909
Fixed income	2,668,851	122,535	—	57,659	(33,161)	2,815,884	2,723,079
Multi-asset	811,927	21,303	—	92,829	(4,647)	921,412	852,016
Alternatives:
Illiquid alternatives	127,678	9,384	2,177	(881)	(490)	137,868	134,398
Liquid alternatives	78,056	(9,684)	—	7,191	(80)	75,483	75,331
Currency and commodities(4)	67,215	9,824	—	13,038	(180)	89,897	73,317
Alternatives subtotal	272,949	9,524	2,177	19,348	(750)	303,248	283,046
Long-term	8,715,071	177,839	6,251	1,043,384	(74,866)	9,867,679	9,113,050
Cash management	710,141	59,130	—	10,020	(1,249)	778,042	739,555
Total	$9,425,212	$236,969	$6,251	$1,053,404	$(76,115)	$10,645,721	$9,852,605

(1)
Amounts include AUM attributable to the SpiderRock Transaction and the Kreos Transaction.
(2)
Foreign exchange reflects the impact of translating non-US dollar denominated AUM into US dollars for reporting purposes.
(3)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing thirteen months.
(4)
Amounts include commodity ETFs.

AUM increased $1.2 trillion to $10.6 trillion at June 30, 2024 from $9.4 trillion at June 30, 2023, driven by net market appreciation and net inflows, partially offset by the negative impact of foreign exchange movements.

Long-term net inflows of $178 billion were comprised primarily of net inflows of $267 billion from ETFs, partially offset by net outflows of $89 billion from institutional clients. Net flows in long-term products are described below.

•
ETFs net inflows of $267 billion were led by core equity and fixed income ETFs, which saw $135 billion and $96 billion of net inflows, respectively, and $11 billion into alternatives ETFs. Alternatives ETFs net inflows were driven by flows into the Company's Bitcoin ETP.
•
Institutional active net inflows of $19 billion were led by multi-asset net inflows and included the impact of several significant outsourcing mandates and continued growth of the Company's LifePath target-date strategies, partially offset by the impact of the previously mentioned single client fixed income redemption.
•
Institutional index net outflows of $108 billion primarily reflected $144 billion of equity net outflows, partially offset by $39 billion of fixed income net inflows, as some clients sought to de-risk or rebalance.

Cash management AUM increased to $778 billion, primarily due to net inflows from international and US government money market funds.

Net market appreciation of $1.1 trillion was driven by global equity market appreciation.

AUM decreased $76 billion due to the impact of foreign exchange movements, primarily resulting from the strengthening of the US dollar, largely against the Japanese yen and the euro.

DISCUSSION OF FINANCIAL RESULTS

The Company’s results of operations for the three and six months ended June 30, 2024 and 2023 are discussed below. For a further description of the Company’s revenue and expense, see the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 23, 2024 ("2023 Form 10-K").

Revenue

The table below presents detail of revenue for the three and six months ended June 30, 2024 and 2023 and includes the product type mix of base fees and securities lending revenue and performance fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Revenue
Investment advisory, administration fees and securities lending revenue:
Equity:
Active	$539	$506	$1,055	$1,006
ETFs	1,250	1,102	2,440	2,180
Non-ETF index	190	197	377	374
Equity subtotal	1,979	1,805	3,872	3,560
Fixed income:
Active	481	482	965	950
ETFs	326	309	653	604
Non-ETF index	88	88	180	175
Fixed income subtotal	895	879	1,798	1,729
Multi-asset	313	300	627	596
Alternatives:
Illiquid alternatives	241	206	481	407
Liquid alternatives	141	146	279	291
Currency and commodities(1)	59	49	104	95
Alternatives subtotal	441	401	864	793
Long-term	3,628	3,385	7,161	6,678
Cash management	247	226	492	435
Total investment advisory, administration fees and securities lending revenue	3,875	3,611	7,653	7,113
Investment advisory performance fees:
Equity	28	15	36	21
Fixed income	5	—	9	1
Multi-asset	11	3	13	18
Alternatives:
Illiquid alternatives	68	79	193	100
Liquid alternatives	52	21	117	33
Alternatives subtotal	120	100	310	133
Total investment advisory performance fees	164	118	368	173
Technology services revenue	395	359	772	699
Distribution fees	318	319	628	638
Advisory and other revenue:
Advisory	11	31	24	45
Other	42	25	88	38
Total advisory and other revenue	53	56	112	83
Total revenue	$4,805	$4,463	$9,533	$8,706

(1)
Amounts include commodity ETFs.

The table below lists a percentage breakdown of base fees and securities lending revenue and average AUM by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
	Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(1)		Percentage of Base Fees and Securities Lending Revenue		Percentage of Average AUM by Product Type(2)
	2024	2023	2024	2023	2024	2023	2024	2023
Equity:
Active	14%	14%	4%	4%	14%	14%	4%	5%
ETFs	32%	32%	26%	25%	32%	31%	26%	25%
Non-ETF index	5%	5%	24%	23%	5%	5%	24%	23%
Equity subtotal	51%	51%	54%	52%	51%	50%	54%	53%
Fixed income:
Active	13%	13%	11%	12%	12%	14%	11%	12%
ETFs	8%	9%	9%	9%	9%	8%	9%	9%
Non-ETF index	2%	2%	7%	8%	2%	2%	7%	8%
Fixed income subtotal	23%	24%	27%	29%	23%	24%	27%	29%
Multi-asset	8%	8%	9%	9%	8%	8%	9%	8%
Alternatives:
Illiquid alternatives	6%	6%	1%	1%	6%	6%	1%	1%
Liquid alternatives	4%	4%	1%	1%	4%	4%	1%	1%
Currency and commodities(3)	2%	1%	1%	1%	1%	2%	1%	1%
Alternatives subtotal	12%	11%	3%	3%	11%	12%	3%	3%
Long-term	94%	94%	93%	93%	93%	94%	93%	93%
Cash management	6%	6%	7%	7%	7%	6%	7%	7%
Total AUM	100%	100%	100%	100%	100%	100%	100%	100%

(1)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing four months.
(2)
Average AUM is calculated as the average of the month-end spot AUM amounts for the trailing seven months.
(3)
Amounts include commodity ETFs.

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Revenue increased $342 million, or 8%, from the three months ended June 30, 2023, primarily driven by organic base fee growth, the positive impact of markets on average AUM, and higher performance fees and technology services revenue.

Investment advisory, administration fees and securities lending revenue of $3.9 billion increased $264 million from $3.6 billion for the three months ended June 30, 2023, primarily driven by positive organic base fee growth and the impact of market beta on average AUM, partially offset by lower securities lending revenue. Securities lending revenue of $154 million decreased from $184 million for the three months ended June 30, 2023, primarily reflecting lower spreads.

Investment advisory performance fees of $164 million increased $46 million from $118 million for the three months ended June 30, 2023, reflecting higher revenue from liquid alternatives and long-only products, partially offset by lower revenue from illiquid alternatives.

Technology services revenue of $395 million increased $36 million from $359 million for the three months ended June 30, 2023, reflecting sustained demand for Aladdin technology offerings.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

Revenue increased $827 million, or 9%, from the six months ended June 30, 2023, primarily driven by organic base fee growth, the positive impact of markets on average AUM, and higher performance fees and technology services revenue.

Investment advisory, administration fees and securities lending revenue of $7.7 billion increased $540 million from $7.1 billion for the six months ended June 30, 2023, primarily driven by organic base fee growth and the impact of market beta on average AUM, partially offset by lower securities lending revenue. Securities lending revenue of $305 million decreased from $351 million for the six months ended June 30, 2023, primarily reflecting lower spreads.

Investment advisory performance fees of $368 million increased $195 million from $173 million for the six months ended June 30, 2023, primarily reflecting higher revenue from both illiquid and liquid alternative products.

Technology services revenue of $772 million increased $73 million from $699 million for the six months ended June 30, 2023, reflecting sustained demand for Aladdin technology offerings.

Advisory and other revenue of $112 million increased $29 million from $83 million for the six months ended June 30, 2023, reflecting higher transition management assignments and the impact of presenting earnings (losses) from certain equity method minority investments within nonoperating income (expense) beginning in the first quarter of 2024, partially offset by lower revenue from advisory assignments.

Expense

The following table presents expense for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Expense
Employee compensation and benefits	$1,503	$1,429	$3,083	$2,856
Sales, asset and account expense(1):
Distribution and servicing costs	539	518	1,057	1,023
Direct fund expense	358	344	696	659
Sub-advisory and other	32	27	64	53
Total sales, asset and account expense	929	889	1,817	1,735
General and administration expense:
Marketing and promotional	76	74	158	148
Occupancy and office related	102	100	203	210
Portfolio services	63	69	129	137
Technology	157	141	317	276
Professional services	64	35	122	77
Communications	9	12	19	24
Foreign exchange remeasurement	2	2	4	1
Contingent consideration fair value adjustments	1	1	(6)	1
Other general and administration	60	59	117	114
Total general and administration expense	534	493	1,063	988
Amortization of intangible assets	39	37	77	74
Total expense	$3,005	$2,848	$6,040	$5,653

(1)
Beginning in the first quarter of 2024, BlackRock updated the presentation of the Company’s expense line items within the condensed consolidated statements of income by including a new “sales, asset, and account expense” income statement caption. Such expense line items have been recast for 2023 to conform to this new presentation. For a recast of 2023 expense line items, see page 12 of Exhibit 99.1 to the Current Report on Form 8-K furnished on April 12, 2024.

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Expense increased $157 million, or 6%, from the three months ended June 30, 2023, reflecting higher employee compensation and benefits expense, sales, asset and account expense and general and administration expense.

Employee compensation and benefits expense of $1.5 billion increased $74 million from $1.4 billion for the three months ended June 30, 2023, reflecting higher incentive compensation, primarily as a result of higher operating income and performance fees.

Sales, asset and account expense of $929 million increased $40 million from $889 million for the three months ended June 30, 2023, driven by higher distribution and servicing costs and direct fund expense, primarily reflecting higher average AUM.

General and administration expense of $534 million increased $41 million from $493 million for the three months ended June 30, 2023, primarily due to higher professional services expense, including higher acquisition-related transaction costs, and higher technology expense in the current quarter.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

Expense increased $387 million from the six months ended June 30, 2023, reflecting higher employee compensation and benefits expense, sales, asset and account expense and general and administration expense.

Employee compensation and benefits expense of $3.1 billion increased $227 million from $2.9 billion for the six months ended June 30, 2023, reflecting higher incentive compensation, primarily as a result of higher operating income and performance fees.

Sales, asset and account expense of $1.8 billion increased $82 million from $1.7 billion for the six months ended June 30, 2023, driven by higher direct fund expense and distribution and servicing costs, primarily reflecting higher average AUM.

General and administration expense of $1.1 billion increased $75 million from $988 million for the six months ended June 30, 2023, primarily due to higher technology and professional services expense, including higher acquisition-related transaction costs in the current year.

Nonoperating Results

The summary of nonoperating income (expense), less net income (loss) attributable to NCI for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Nonoperating income (expense), GAAP basis	$214	$251	$434	$367
Less: Net income (loss) attributable to NCI	42	57	92	69
Nonoperating income (expense), net of NCI	172	194	342	298
Less: Hedge gain (loss) on deferred cash compensation plans(1)	7	16	38	33
Nonoperating income (expense), net of NCI, as adjusted(2)	$165	$178	$304	$265

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net gain (loss) on investments, net of NCI
Private equity	$15	$151	$23	$190
Real assets	9	2	6	8
Other alternatives(3)	10	4	24	10
Other investments(4)	34	(7)	65	5
Hedge gain (loss) on deferred cash compensation plans(1)	7	16	38	33
Subtotal	75	166	156	246
Other income/gain (expense/loss)(5)	45	8	85	5
Total net gain (loss) on investments, net of NCI	120	174	241	251
Interest and dividend income	178	89	319	175
Interest expense	(126)	(69)	(218)	(128)
Net interest income (expense)	52	20	101	47
Nonoperating income (expense), net of NCI	172	194	342	298
Less: Hedge gain (loss) on deferred cash compensation plans(1)	7	16	38	33
Nonoperating income (expense), net of NCI, as adjusted(2)	$165	$178	$304	$265

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
(5)
Amount for the three and six months ended June 30, 2024, include earnings (losses) from certain equity method minority investments, which the Company recorded within nonoperating income (expense) beginning in the first quarter of 2024 and noncash pre-tax gains (losses) related to the revaluation of certain minority investments. In addition, amount for the three and six months ended June 30, 2024 includes a noncash pre-tax gain in connection with the SpiderRock Transaction of approximately $19 million.

Income Tax Expense

	GAAP				As Adjusted
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Operating income(1)	$1,800	$1,615	$3,493	$3,053	$1,881	$1,675	$3,656	$3,186
Total nonoperating income (expense)(1)(2)	$172	$194	$342	$298	$165	$178	$304	$265
Income before income taxes(2)	$1,972	$1,809	$3,835	$3,351	$2,046	$1,853	$3,960	$3,451
Income tax expense	$477	$443	$767	$828	$496	$454	$937	$852
Effective tax rate	24.2%	24.5%	20.0%	24.7%	24.2%	24.5%	23.7%	24.7%

(1)
As adjusted items are described in more detail in Non-GAAP Financial Measures.
(2)
Net of net income (loss) attributable to NCI.

2024. Income tax expense for the six months ended June 30, 2024 included a discrete tax benefit of $137 million recognized in connection with the reorganization and establishment of a more efficient global intellectual property and technology platform and corporate structure. This discrete tax benefit has been excluded from as adjusted results due to the nonrecurring nature of the reorganization. In addition, for the six months ended June 30, 2024 income tax expense included $37 million of discrete tax benefits primarily related to stock-based compensation awards that vested in 2024.

The Organisation for Economic Co-operation and Development (“OECD”) has proposed certain international tax reforms, which, among other things, would (1) shift taxing rights to the jurisdiction of the consumer and (2) establish a global minimum tax for multinational companies of 15% (namely the “Pillar One” and “Pillar Two” Framework). European Union member states adopted, or plan to adopt, laws implementing the OECD’s minimum tax rules under the Pillar Two Framework effective starting in 2024. Several other countries, including the United Kingdom ("UK"), have changed or are considering changes to their tax law to implement the OECD’s minimum tax proposal. As a result of these developments, the tax laws of certain countries in which BlackRock does business have and may continue to change, and any such changes could increase its tax liabilities. The Pillar Two Framework did not have a material impact on BlackRock’s condensed consolidated financial statements for the three and six months ended June 30, 2024 and the Company is continuing to monitor legislative developments and evaluate the potential impact of the Pillar Two Framework on future periods.

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

The Company cannot readily access cash and cash equivalents, or other assets held by CIPs to use in its operating activities. In addition, the Company cannot readily sell investments held by CIPs in order to obtain cash for use in the Company’s operations.

	June 30, 2024
(in millions)	GAAP Basis	Separate Account Assets/ Collateral(1)	CIPs(2)	As Adjusted
Assets
Cash and cash equivalents	$10,228	$—	$226	$10,002
Accounts receivable	3,987	—	—	3,987
Investments	10,216	—	2,213	8,003
Separate account assets and collateral held under securities lending agreements	59,453	59,453	—	—
Operating lease right-of-use assets	1,459	—	—	1,459
Other assets(3)	6,058	—	137	5,921
Subtotal	91,401	59,453	2,576	29,372
Goodwill and intangible assets, net	33,870	—	—	33,870
Total assets	$125,271	$59,453	$2,576	$63,242
Liabilities
Accrued compensation and benefits	$1,456	$—	$—	$1,456
Accounts payable and accrued liabilities	1,351	—	—	1,351
Borrowings	9,857	—	—	9,857
Separate account liabilities and collateral liabilities under securities lending agreements	59,453	59,453	—	—
Deferred income tax liabilities(4)	3,405	—	—	3,405
Operating lease liabilities	1,821	—	—	1,821
Other liabilities	5,689	—	502	5,187
Total liabilities	83,032	59,453	502	23,077
Equity
Total BlackRock, Inc. stockholders’ equity	40,102	—	—	40,102
Noncontrolling interests	2,137	—	2,074	63
Total equity	42,239	—	2,074	40,165
Total liabilities and equity	$125,271	$59,453	$2,576	$63,242

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

The following discussion summarizes the significant changes in assets and liabilities on a GAAP basis. Please see the condensed consolidated statements of financial condition as of June 30, 2024 and December 31, 2023 contained in Part I, Item 1 of this filing. The discussion does not include changes related to assets and liabilities that are equal and offsetting and have no impact on BlackRock’s stockholders’ equity.

Assets. Cash and cash equivalents at June 30, 2024 included $226 million of cash held by CIPs (see Liquidity and Capital Resources for details on the change in cash and cash equivalents during the six months ended June 30, 2024). Accounts receivable at June 30, 2024 increased $71 million from December 31, 2023, primarily due to higher base fee receivables. Investments at June 30, 2024 increased $476 million from December 31, 2023 (for more information see Investments herein). Goodwill and intangible assets at June 30, 2024 increased $88 million from December 31, 2023, primarily due to the SpiderRock Transaction, partially offset by amortization of intangible assets. Other assets at June 30, 2024 increased $1.1 billion from December 31, 2023, primarily related to an increase in unit trust receivables (substantially offset by an increase in unit trust payables recorded within other liabilities).

Liabilities. Accrued compensation and benefits at June 30, 2024 decreased $937 million from December 31, 2023, primarily due to 2023 incentive compensation cash payments in the first quarter of 2024, partially offset by 2024 incentive compensation accruals. Accounts payable and accrued liabilities at June 30, 2024 increased $111 million from December 31, 2023, primarily due to higher interest on borrowings and increased accruals. Other liabilities at June 30, 2024 increased $1.2 billion from December 31, 2023, primarily due to higher unit trust payables (substantially offset by an increase in unit trust receivables recorded within other assets). Net deferred income tax liabilities at June 30, 2024 decreased $101 million from December 31, 2023, primarily due to the effects of temporary differences associated with the intellectual property reorganization and capitalized costs, partially offset by stock-based compensation.

Investments

The Company’s investments were $10.2 billion and $9.7 billion at June 30, 2024 and December 31, 2023, respectively. Investments include CIPs accounted for as VIEs and VREs. Management reviews BlackRock’s investments on an “economic” basis, which eliminates the NCI portion of investments that does not impact BlackRock’s book value or net income attributable to BlackRock. BlackRock’s management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

	June 30,	December 31,
(in millions)	2024	2023
Investments, GAAP	$10,216	$9,740
Investments held by CIPs	(6,470)	(5,977)
Net interest in CIPs(1)	4,257	4,111
Investments, as adjusted	8,003	7,874
Investments related to deferred cash compensation plans	(183)	(264)
Hedged exposures	(1,691)	(1,771)
Federal Reserve Bank stock	(92)	(92)
Carried interest	(1,917)	(1,975)
Total “economic” investment exposure(2)	$4,120	$3,772

(1)
Amounts include $1.9 billion of carried interest (VIEs) as of June 30, 2024 and December 31, 2023, which has no impact on the Company’s “economic” investment exposure.
(2)
Amounts do not include investments in corporate minority investments included in other assets on the condensed consolidated statements of financial condition.

The following table represents the carrying value of the Company’s economic investment exposure, by asset type, at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(in millions)	2024	2023
Equity/Fixed income/Multi-asset(1)	$3,094	$2,786
Alternatives:
Private equity	1,219	1,491
Real assets	598	509
Other alternatives(2)	900	757
Alternatives subtotal	2,717	2,757
Hedged exposures	(1,691)	(1,771)
Total “economic” investment exposure	$4,120	$3,772

(1)
Amounts include seed investments in equity, fixed-income, and multi-asset mutual funds/strategies.
(2)
Other alternatives primarily include co-investments in credit funds, direct hedge fund strategies, and hedge fund solutions.

As adjusted investment activity for the six months ended June 30, 2024 was as follows:

(in millions)	Six Months Ended June 30, 2024
Investments, as adjusted, beginning balance	$7,874
Purchases/capital contributions	1,427
Sales/maturities	(1,040)
Distributions(1)	(358)
Market appreciation(depreciation)/earnings from equity method investments	186
Carried interest capital allocations/(distributions)	(58)
Other(2)	(28)
Investments, as adjusted, ending balance	$8,003

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

The following table presents a reconciliation of the condensed consolidated statements of cash flows presented on a GAAP basis to the condensed consolidated statements of cash flows, excluding the impact of the cash flows of CIPs:

(in millions)	GAAP Basis	Impact on Cash Flows of CIPs	Cash Flows Excluding Impact of CIPs
Cash, cash equivalents and restricted cash, December 31, 2023	$8,753	$288	$8,465
Net cash provided by/(used in) operating activities	957	(1,058)	2,015
Net cash provided by/(used in) investing activities	141	(3)	144
Net cash provided by/(used in) financing activities	454	999	(545)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(60)	—	(60)
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,492	(62)	1,554
Cash, cash equivalents and restricted cash, June 30, 2024	$10,245	$226	$10,019

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

Cash flows provided by investing activities, excluding the impact of CIPs, for the six months ended June 30, 2024 were $144 million and primarily reflecting $317 million of distributions of capital from equity method investees, partially offset by $74 million related to the SpiderRock Transaction and $71 million of net purchases of property and equipment.

Cash flows used in financing activities, excluding the impact of CIPs, for the six months ended June 30, 2024 were $545 million, primarily resulting from $1.6 billion of cash dividend payments, $1.2 billion of share repurchases, including $875 million in open market transactions and $275 million of employee tax withholdings related to employee stock transactions, and $1.0 billion of repayment of borrowings, partially offset by $3.0 billion of proceeds from long-term borrowings related to the issuance of senior notes to fund a portion of the cash consideration for the GIP Transaction.

The Company manages its financial condition and funding to maintain appropriate liquidity for the business. Management believes that the Company’s liquid assets, continuing cash flows from operations, borrowing capacity under the Company’s existing revolving credit facility and uncommitted commercial paper private placement program, provide sufficient resources to meet the Company’s short-term and long-term cash needs, including operating, debt and other obligations as they come due and anticipated future capital requirements. Liquidity resources at June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
(in millions)	2024	2023
Cash and cash equivalents	$10,228	$8,736
Cash and cash equivalents held by CIPs(1)	(226)	(288)
Subtotal(2)	10,002	8,448
Credit facility – undrawn	5,400	5,000
Total liquidity resources	$15,402	$13,448

(1)
The Company cannot readily access such cash and cash equivalents to use in its operating activities.
(2)
The percentage of cash and cash equivalents held by the Company’s US subsidiaries was approximately 65% and 50% at June 30, 2024 and December 31, 2023, respectively. See Net Capital Requirements herein for more information on net capital requirements in certain regulated subsidiaries.

Total liquidity resources increased $2.0 billion during the six months ended June 30, 2024, primarily reflecting $3.0 billion of proceeds from the March 2024 Notes and cash flows from other operating activities, partially offset by payments of 2023 year-end incentive awards, cash dividend payments of $1.6 billion, share repurchases of $1.2 billion, repayment of borrowings of $1.0 billion and $74 million related to the SpiderRock Transaction.

A significant portion of the Company’s $8.0 billion of investments, as adjusted, is illiquid in nature and, as such, cannot be readily convertible to cash.

Share Repurchases. During the six months ended June 30, 2024, the Company repurchased 1.1 million common shares under the Company’s existing share repurchase program for approximately $875 million. At June 30, 2024, there were approximately 4.6 million shares still authorized to be repurchased under the program.

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

At June 30, 2024 and December 31, 2023, the Company was required to maintain approximately $1.9 billion and $1.8 billion, respectively, in net capital in certain regulated subsidiaries, including BTC, entities regulated by the Financial Conduct Authority and Prudential Regulation Authority in the UK, and the Company’s broker-dealers. The Company was in compliance with all applicable regulatory net capital requirements.

Short-Term Borrowings

2024 Revolving Credit Facility. The Company maintains an unsecured revolving credit facility, which is available for working capital and general corporate purposes (the “2024 credit facility”). In March 2024, the 2024 credit facility was amended to, among other things, (1) permit the GIP Transaction and the transactions contemplated in connection with the GIP Transaction, (2) add BlackRock Funding, Inc., a Delaware corporation and currently a wholly owned subsidiary of BlackRock (“BlackRock Funding”), as a borrower under the existing credit agreement, (3) add BlackRock Funding as a guarantor of the payment and performance of the obligations, liabilities and indebtedness of BlackRock and certain of its other subsidiaries and (4) update the sustainability-linked pricing mechanics to allow metrics to be set following the consummation of the GIP Transaction. In May 2024, the 2024 credit facility was further amended to, among other things, (1) increase the aggregate commitment amount by $400 million to $5.4 billion and (2) extend the maturity date to March 2029 for lenders (other than one non-extending lender) pursuant to the Company’s option to request extensions of the maturity date available under the 2024 credit facility (with the commitment of the non-extending lender maturing in March 2028). The 2024 credit facility permits the Company to request up to an additional $1.0 billion of borrowing capacity, subject to lender credit approval, which could increase the overall size of the 2024 credit facility to an aggregate principal amount of up to $6.4 billion. Interest on outstanding borrowings accrues at an applicable benchmark rate for the denominated currency of the loan, plus a spread. The 2024 credit facility requires the Company not to exceed a maximum leverage ratio (ratio of net debt to earnings before interest, taxes, depreciation and amortization, where net debt equals total debt less unrestricted cash) of 3 to 1, which was satisfied with a ratio of less than 1 to 1 at June 30, 2024. At June 30, 2024, the Company had no amount outstanding under the 2024 credit facility.

Commercial Paper Program. The Company can issue unsecured commercial paper notes (the “CP Notes”) on a private-placement basis up to a maximum aggregate amount outstanding at any time of $4 billion. The commercial paper program is currently supported by the 2024 credit facility. At June 30, 2024, BlackRock had no CP Notes outstanding.

Subsidiary Credit Facility. In January 2024, BlackRock Investment Management (UK) Limited ("BIM UK"), a wholly owned subsidiary of the Company, entered into a revolving credit facility (the “Subsidiary Credit Facility”) in the amount of £25 million (or approximately $32 million based on the GBP/USD foreign exchange rate at June 30, 2024) with a rolling 364-day term structure. The Subsidiary Credit Facility is available for BIM UK's general corporate and working capital purposes. At June 30, 2024, there was no amount outstanding under the Subsidiary Credit Facility.

Long-Term Borrowings

March 2024 Notes. In March 2024, BlackRock Funding issued $3.0 billion in aggregate principal amount of senior unsecured and unsubordinated notes. These notes were issued as three separate series of senior debt securities including $500 million of 4.70% notes maturing on March 14, 2029 (the "2029 Notes"), $1.0 billion of 5.00% notes maturing on March 14, 2034 (the "2034 Notes") and $1.5 billion of 5.25% notes maturing on March 14, 2054 (the "2054 Notes") (collectively, the "March 2024 Notes"). Net proceeds are intended to be used to fund a portion of the cash consideration for the GIP Transaction, which is expected to close in third quarter of 2024. Interest on the March 2024 Notes of approximately $152 million per year is payable semi-annually on March 14 and September 14 of each year, beginning September 14, 2024. The March 2024 Notes are fully and unconditionally guaranteed (the “March 2024 Notes Guarantee”) on a senior unsecured basis by BlackRock. The March 2024 Notes and the March 2024 Notes Guarantee rank equally in right of payment with all of BlackRock Funding and BlackRock’s other unsubordinated indebtedness, respectively. The March 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of BlackRock Funding at the redemption prices set forth in the applicable series of March 2024 Notes. In addition, if the GIP Transaction is not consummated, BlackRock Funding will be required to redeem all outstanding 2029 Notes and 2034 Notes (the “Special Mandatory Redemption”) at a Special Mandatory Redemption price equal to 101% of the aggregate principal amount of the applicable series of March 2024 Notes, plus accrued and unpaid interest, if any, to, but excluding, the Special Mandatory Redemption date. Upon completion of a Special Mandatory Redemption, either (a) BlackRock may assume the obligations of BlackRock Funding under the 2054 Notes or (b) BlackRock Funding may merge with and into BlackRock as a result of which transaction the separate legal existence of BlackRock Funding would cease, and, in either case, BlackRock Funding will be released under the indenture governing the 2054 Notes and BlackRock will be released from the March 2024 Notes Guarantees, but will instead become the primary (and sole) obligor under the 2054 Notes and the related indenture provisions. In the event of a Special Mandatory Redemption, the proceeds of the 2054 Notes will be used for general corporate purposes, which may include repayment of outstanding indebtedness.

At June 30, 2024, the principal amount of long-term notes outstanding was $10.0 billion. See Note 14, Borrowings, in the 2023 Form 10-K for more information on overall borrowings outstanding as of December 31, 2023.

During the six months ended June 30, 2024, the Company paid approximately $118 million of interest on long-term notes. Future principal repayments and interest requirements at June 30, 2024 were as follows:

(in millions)
Year	Principal	Interest	Total Payments
Remainder of 2024	$—	$168	$168
2025(1)	750	345	1,095
2026	—	335	335
2027	700	324	1,024
2028	—	313	313
2029	1,500	285	1,785
Thereafter	7,000	2,467	9,467
Total	$9,950	$4,237	$14,187

(1)
The amounts related to the 2025 Notes are calculated using the EUR/USD foreign exchange rate as of June 30, 2024.

In March 2024, the Company fully repaid $1.0 billion of 3.50% Notes at maturity.

July 2024 Notes. In July 2024, BlackRock Funding issued $2.5 billion in aggregate principal amount of senior unsecured and unsubordinated notes. These notes were issued as three separate series of senior debt securities including $800 million of 4.60% notes maturing on July 26, 2027 (the "2027 Notes"), $500 million of 4.90% notes maturing on January 8, 2035 (the "2035 Notes") and $1.2 billion of 5.35% notes maturing on January 8, 2055 (the "2055 Notes") (collectively, the "July 2024 Notes"). Net proceeds are intended to be used to fund a portion of the cash consideration for the Preqin Transaction, which is expected to close before year-end 2024. Interest on the 2027 Notes of approximately $37 million per year is payable semi-annually on January 26 and July 26 of each year, beginning January 26, 2025. Interest on the 2035 Notes and 2055 Notes of approximately $25 million and $64 million per year, respectively, is payable semi-annually on January 8 and July 8 of each year, beginning January 8, 2025. The July 2024 Notes are fully and unconditionally guaranteed (the “July 2024 Notes Guarantee”, collectively, with the March 2024 Notes Guarantee referred to as the "Notes Guarantees") on a senior unsecured basis by BlackRock. The July 2024 Notes and the July 2024 Notes Guarantee rank equally in right of payment with all of BlackRock Funding and BlackRock’s other unsubordinated indebtedness, respectively. The July 2024 Notes may be redeemed prior to maturity at any time in whole or in part at the option of BlackRock Funding at the redemption prices set forth in the applicable series of July 2024 Notes. In addition, if the Preqin Transaction is not consummated, BlackRock Funding will be required to redeem all outstanding 2027 Notes (the “Special Mandatory Redemption”) at a Special Mandatory Redemption price equal to 101% of the aggregate principal amount of the applicable series of 2027 Notes, plus accrued and unpaid interest, if any, to, but excluding, the Special Mandatory Redemption date.

Supplemental Guarantor Information

BlackRock Funding is a recently formed, wholly owned direct subsidiary of BlackRock formed in connection with the GIP Transaction, which is expected to close in third quarter of 2024. BlackRock Funding is the issuer of the previously described March 2024 Notes and July 2024 Notes (collectively the "2024 Notes"), which are fully and unconditionally guaranteed on a senior unsecured basis by BlackRock. The 2024 Notes and the Notes Guarantees rank equally in right of payment with all of BlackRock Funding and BlackRock’s other unsubordinated indebtedness, respectively. No other subsidiary of BlackRock or BlackRock Funding guarantees the 2024 Notes. The Notes Guarantees will be automatically and unconditionally released and discharged, and BlackRock will be released from all obligations in its capacity as guarantor, in certain circumstances as described in the indentures governing the 2024 Notes. See Note 13, Borrowings and 24, Subsequent Events, in the notes to the condensed consolidated financial statements for further information on the 2024 Notes.

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

Commitments and Contingencies

Investment Commitments. At June 30, 2024, the Company had $770 million of various capital commitments to fund sponsored investment products, including CIPs. These products include various illiquid alternative products, including private equity funds and real assets funds and opportunistic funds. This amount excludes additional commitments made by consolidated funds of funds to underlying third-party funds as third-party noncontrolling interest holders have the legal obligation to fund the respective commitments of such funds of funds. Generally, the timing of the funding of these commitments is unknown and the commitments are callable on demand at any time prior to the expiration of the commitment. These unfunded commitments are not recorded on the condensed consolidated statements of financial condition. These commitments do not include potential future commitments approved by the Company that are not yet legally binding. The Company intends to make additional capital commitments from time to time to fund additional investment products for, and with, its clients.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ significantly from those estimates. These estimates, judgments and assumptions are affected by the Company’s application of accounting policies. Management considers the following accounting policies and estimates critical to understanding the condensed consolidated financial statements. These policies and estimates are considered critical because they had a material impact, or are reasonably likely to have a material impact on the Company’s condensed consolidated financial statements and because they require management to make significant judgments, assumptions or estimates. For a summary of these and additional accounting policies as well as recent accounting developments, see Note 2, Significant Accounting Policies, in the notes to the condensed consolidated financial statements. In addition, see Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Significant Accounting Policies, in the 2023 Form 10-K for further information.

Consolidation. The Company consolidates entities in which the Company has a controlling financial interest. The company has a controlling financial interest when it owns a majority of the VRE or is a primary beneficiary (“PB”) of a VIE. Assessing whether an entity is a VIE or a VRE involves judgment and analysis on a structure-by-structure basis. Factors considered in this assessment include the entity’s legal organization, the entity’s capital structure, the rights of equity investment holders, the Company’s contractual involvement with and economic interest in the entity and any related party or de facto agent implications of the Company’s involvement with the entity. Entities that are determined to be VREs are consolidated if the Company can exert absolute control over the financial and operating policies of the investee, which generally exists if there is greater than 50% voting interest. Entities that are determined to be VIEs are consolidated if the Company is the PB of the entity. BlackRock is deemed to be the PB of a VIE if it (1) has the power to direct the activities that most significantly impact the entities’ economic performance and (2) has the obligation to absorb losses or the right to receive benefits that potentially could be significant to the VIE. There is judgment involved in assessing whether the Company is the PB of a VIE. In addition, the Company’s ownership interest in VIEs is subject to variability and is impacted by actions of other investors such as on-going redemptions and contributions. The Company generally consolidates VIEs in which it holds an economic interest of 10% or greater and deconsolidates such VIEs once its economic interest falls below 10%. As of June 30, 2024, the Company was deemed to be the PB of approximately 110 VIEs, which are BlackRock sponsored investment products. See Note 5, Consolidated Sponsored Investment Products, in the notes to the condensed consolidated financial statements for more information.

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

The Company is allocated/distributed carried interest from certain alternative investment products upon exceeding performance thresholds. The Company may be required to reverse/return all, or part, of such carried interest allocations/distributions depending upon future performance of these products. Carried interest subject to such clawback provisions is recorded in investments or cash and cash equivalents to the extent that it is distributed, on its condensed consolidated statements of financial condition. The Company records a liability for deferred carried interest to the extent it receives cash or capital allocations related to carried interest prior to meeting the revenue recognition criteria. At June 30, 2024 and December 31, 2023, the Company had $1.9 billion and $1.8 billion, respectively, of deferred carried interest recorded in other liabilities on the condensed consolidated statements of financial condition. A portion of the deferred carried interest may also be paid to certain employees and other third parties. The ultimate timing of the recognition of performance fee revenue and related compensation expense, if any, is unknown. See Note 15, Revenue, in the notes to the condensed consolidated financial statements for detailed changes in the deferred carried interest liability balance for the three and six months ended June 30, 2024 and 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

AUM Market Price Risk. BlackRock’s investment advisory and administration fees are primarily comprised of fees based on a percentage of the value of AUM and, in some cases, performance fees expressed as a percentage of the returns realized on AUM. At June 30, 2024, the majority of the Company’s investment advisory and administration fees were based on average or period end AUM of the applicable investment funds or separate accounts. Movements in equity market prices, interest rates/credit spreads, foreign exchange rates or all three could cause the value of AUM to decline, which would result in lower investment advisory and administration fees.

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

BlackRock has investments primarily in sponsored investment products that invest in a variety of asset classes, including real assets, private equity and hedge funds. Investments generally are made for co-investment purposes, to establish a performance track record, to hedge exposure to certain deferred cash compensation plans or for regulatory purposes. The Company has a seed capital hedging program in which it enters into futures to hedge market and interest rate exposure with respect to its total portfolio of seed investments in sponsored investment products. The Company had outstanding futures related to its seed capital hedging program with an aggregate notional value of approximately $1.7 billion and $1.8 billion at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024, approximately $6.5 billion of BlackRock’s investments were held in consolidated sponsored investment products accounted for as variable interest entities or voting rights entities. Excluding the impact of the Federal Reserve Bank stock, carried interest, investments made to hedge exposure to certain deferred cash compensation plans and certain investments that are hedged via the seed capital hedging program, the Company’s economic exposure to its investment portfolio is $4.1 billion. See Statement of Financial Condition Overview-Investments in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on the Company’s investments.

Equity Market Price Risk. At June 30, 2024, the Company’s net exposure to equity market price risk in its investment portfolio was approximately $1.9 billion of the Company’s total economic investment exposure. Investments subject to market price risk include public and private equity and real assets investments, hedge funds and funds of funds as well as mutual funds. The Company estimates that a hypothetical exposure to a 10% adverse change in market prices would result in a decrease of approximately $188 million in the carrying value of such investments.

Interest Rate/Credit Spread Risk. At June 30, 2024, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $2.2 billion of investments in debt securities and sponsored investment products that invest primarily in debt securities. Management considered a hypothetical exposure to an adverse 100 basis point fluctuation in interest rates or credit spreads and estimates that the impact of such a fluctuation on these investments, in the aggregate, would result in a decrease, or increase, of approximately $57 million in the carrying value of such investments.

Foreign Exchange Rate Risk. As discussed above, the Company invests in sponsored investment products that invest in a variety of asset classes. The carrying value of the total economic investment exposure denominated in foreign currencies, primarily based in the British pound and euro, was approximately $1.1 billion at June 30, 2024. A hypothetical exposure to a 10% adverse change in the applicable foreign exchange rates would result in approximately a $112 million decline in the carrying value of such investments.

Other Market Risks. The Company executes forward foreign currency exchange contracts to mitigate the risk of certain foreign exchange risk movements. At June 30, 2024, the Company had outstanding forward foreign currency exchange contracts with an aggregate notional value of approximately $2.7 billion, with expiration dates in July 2024. In addition, the Company entered into futures to hedge economically the exposure to market movements on certain deferred cash compensation plans. At June 30, 2024, the Company had outstanding exchange traded futures with aggregate notional values related to its deferred cash compensation hedging program of approximately $206 million, with expiration dates during the third quarter of 2024.

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

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, the Company made the following purchases of its common stock, which is registered pursuant to Section 12(b) of the Exchange Act.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2024 April 30, 2024	224,149	$762.80	212,847	5,048,470
May 1, 2024 through May 31, 2024	399,703	$784.49	395,130	4,653,340
June 1, 2024 through June 30, 2024	40,916	$776.32	36,435	4,616,905
Total	664,768	$776.67	644,412

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

Item 5. Other Information

On May 13, 2024, Mark Wiedman, Senior Managing Director, adopted a Rule 10b5-1 trading plan, intended to satisfy the affirmative defense of Rule 10b5-1(c), for the sale of up to 36,000 shares of BlackRock common stock. The plan's expiration date is April 30, 2025.

Item 6. Exhibits

Exhibit No.	Description

10.1(1)

Amendment No. 15, dated as of May 31, 2024, by and among BlackRock, Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, as administrative agent, a swingline lender, an issuing lender, L/C agent and a lender, and the banks and other financial institutions referred to therein

10.2(2)	BlackRock, Inc. Third Amended and Restated 1999 Stock Award and Incentive Plan+

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Incorporated by reference to BlackRock's Current Report on Form 8-K filed on May 31, 2024.

(2) Incorporated by reference to BlackRock’s Definitive Proxy Statement on Form DEF 14A filed on April 4, 2024.

+ Denotes compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK, INC.
(Registrant)

	By:	/s/ Martin S. Small
Date: August 6, 2024		Martin S. Small
Senior Managing Director & Chief Financial Officer (Principal Financial Officer)